Form 10-Q
period 2011-06-03
ADOBE SYSTEMS INC
filed 2011-06-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2011

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 24, 2011 was 493,866,593.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 3, 2011	December 3, 2010
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$827,475	$749,891
Short-term investments	1,798,045	1,718,124
Trade receivables, net of allowances for doubtful accounts of $14,603 and $15,233, respectively	568,570	554,328
Deferred income taxes	68,017	83,247
Prepaid expenses and other current assets	127,211	110,460
Total current assets	3,389,318	3,216,050
Property and equipment, net	463,415	448,881
Goodwill	3,693,505	3,641,844
Purchased and other intangibles, net	424,199	457,263
Investment in lease receivable	207,239	207,239
Other assets	162,040	169,871
Total assets	$8,339,716	$8,141,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$60,533	$52,432
Accrued expenses	496,535	564,275
Capital lease obligations	9,003	8,799
Accrued restructuring	5,260	8,119
Income taxes payable	40,970	53,715
Deferred revenue	438,078	380,748
Total current liabilities	1,050,379	1,068,088
Long-term liabilities:
Debt and capital lease obligations	1,509,428	1,513,662
Deferred revenue	43,949	48,929
Accrued restructuring	7,203	8,254
Income taxes payable	173,023	164,713
Deferred income taxes	121,996	103,098
Other liabilities	44,323	42,017
Total liabilities	2,950,301	2,948,761
Stockholders’ equity:
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 493,763 and 501,897 shares outstanding, respectively	61	61
Additional paid-in-capital	2,611,997	2,458,278
Retained earnings	6,228,574	5,980,914
Accumulated other comprehensive income	54,342	17,428
Treasury stock, at cost (107,071 and 98,937 shares, respectively), net of reissuances	(3,505,559)	(3,264,294)
Total stockholders’ equity	5,389,415	5,192,387
Total liabilities and stockholders’ equity	$8,339,716	$8,141,148
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Month Ended
	June 3, 2011	June 4, 2010	June 3, 2011	June 4, 2010
Revenue:
Products	$830,281	$795,260	$1,672,970	$1,499,198
Subscription	109,169	92,279	215,340	187,786
Services and support	83,729	55,496	162,575	114,751
Total revenue	1,023,179	943,035	2,050,885	1,801,735
Cost of revenue:
Products	34,666	39,645	65,383	63,155
Subscription	47,329	50,190	95,207	95,925
Services and support	27,206	17,998	56,250	38,121
Total cost of revenue	109,201	107,833	216,840	197,201
Gross profit	913,978	835,202	1,834,045	1,604,534
Operating expenses:
Research and development	183,211	167,318	361,611	341,658
Sales and marketing	348,690	320,976	676,768	618,270
General and administrative	95,547	89,953	196,526	180,999
Restructuring charges	(586)	11,541	(545)	23,163
Amortization of purchased intangibles	10,392	18,129	20,627	36,326
Total operating expenses	637,254	607,917	1,254,987	1,200,416
Operating income	276,724	227,285	579,058	404,118
Non-operating income (expense):
Interest and other income (expense), net	(839)	(6,313)	(1,656)	(5,702)
Interest expense	(16,727)	(16,076)	(33,747)	(23,771)
Investment gains (losses), net	86	(10,723)	1,676	(14,257)
Total non-operating income (expense), net	(17,480)	(33,112)	(33,727)	(43,730)
Income before income taxes	259,244	194,173	545,331	360,388
Provision for income taxes	29,808	45,562	81,304	84,623
Net income	$229,436	$148,611	$464,027	$275,765
Basic net income per share	$0.46	$0.28	$0.92	$0.53
Shares used to compute basic net income per share	499,686	526,148	501,910	525,124
Diluted net income per share	$0.45	$0.28	$0.91	$0.52
Shares used to compute diluted net income per share	506,280	533,259	509,572	533,305

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 3, 2011	June 4, 2010
Cash flows from operating activities:
Net income	$464,027	$275,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	132,906	143,487
Stock-based compensation	145,851	124,577
Deferred income taxes	28,796	(178,038)
Unrealized (gains) losses on investments	(567)	12,222
Tax benefit from employee stock option plans	7,322	38,743
Other non-cash items	3,392	1,182
Excess tax benefits from stock-based compensation	(8,778)	(8,485)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(16,032)	(27,999)
Prepaid expenses and other current assets	(15,580)	(8,808)
Trade payables	8,101	(8,631)
Accrued expenses	(72,145)	53,132
Accrued restructuring	(4,206)	(18,962)
Income taxes payable	(4,004)	25,580
Deferred revenue	52,350	87,186
Net cash provided by operating activities	721,433	510,951
Cash flows from investing activities:
Purchases of short-term investments	(1,137,730)	(1,202,326)
Maturities of short-term investments	254,706	285,889
Proceeds from sales of short-term investments	798,484	318,092
Acquisitions, net of cash acquired	(36,572)	—
Purchases of property and equipment	(69,922)	(75,175)
Purchases of long-term investments and other assets	(10,672)	(18,998)
Proceeds from sale of long-term investments	4,230	719
Other	(124)	2,177
Net cash used for investing activities	(197,600)	(689,622)
Cash flows from financing activities:
Purchases of treasury stock	(545,015)	(250,020)
Proceeds from issuance of treasury stock	87,383	84,060
Excess tax benefits from stock-based compensation	8,778	8,485
Proceeds from debt	—	1,493,439
Repayment of debt and capital lease obligations	(3,624)	(1,000,058)
Debt issuance costs	—	(10,662)
Net cash (used for) provided by financing activities	(452,478)	325,244
Effect of foreign currency exchange rates on cash and cash equivalents	6,229	(8,454)
Net increase in cash and cash equivalents	77,584	138,119
Cash and cash equivalents at beginning of period	749,891	999,487
Cash and cash equivalents at end of period	$827,475	$1,137,606
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$54,381	$198,512
Cash paid for interest	$31,972	$2,742

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. Certain immaterial prior year amounts have been reclassified to conform to the current year presentation in the Condensed Consolidated Statements of Cash Flows. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010 on file with the SEC. The six months ended June 4, 2010 financial results benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 was a 53-week year compared with fiscal 2011 which is a 52-week year.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six months ended June 3, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
Demdex
On January 18, 2011, we completed our acquisition of privately held Demdex, a data management platform company. The impact of this acquisition was not material to our consolidated balance sheets or results of operations.
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
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Day’s net tangible and intangible assets based upon their estimated fair values as of October 28, 2010. During the first six months of fiscal 2011, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total final purchase price for Day was approximately $248.3 million of which approximately $157.0 million was allocated to goodwill, $79.2 million to substantially all of the identifiable intangible assets and $9.0 million to net tangible assets. The impact of this acquisition was not material to our condensed consolidated balance sheets or results of operations.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of June 3, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$181,036	$—	$—	$181,036
Cash equivalents:
Commercial paper	28,044	—	—	28,044
Money market mutual funds and repurchase agreements	576,878	—	—	576,878
Municipal securities	601	—	—	601
Time deposits	40,916	—	—	40,916
Total cash equivalents	646,439	—	—	646,439
Total cash and cash equivalents	827,475	—	—	827,475
Short-term fixed income securities:
Corporate bonds and commercial paper	1,038,924	9,263	(269)	1,047,918
Foreign government securities	16,443	137	—	16,580
Municipal securities	118,453	198	(18)	118,633
U.S. agency securities	214,279	1,424	—	215,703
U.S. Treasury securities	383,913	2,189	(1)	386,101
Subtotal	1,772,012	13,211	(288)	1,784,935
Marketable equity securities	10,778	2,332	—	13,110
Total short-term investments	1,782,790	15,543	(288)	1,798,045
Total cash, cash equivalents and short-term investments	$2,610,265	$15,543	$(288)	$2,625,520

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$98,691	$—	$—	$98,691
Cash equivalents:
Commercial paper	41,389	—	—	41,389
Money market mutual funds and repurchase agreements	477,259	—	—	477,259
Municipal securities	350	—	—	350
Time deposits	64,006	—	—	64,006
U.S. Treasury securities	68,195	1	—	68,196
Total cash equivalents	651,199	1	—	651,200
Total cash and cash equivalents	749,890	1	—	749,891
Short-term fixed income securities:
Corporate bonds and commercial paper	977,889	8,079	(1,450)	984,518
Foreign government securities	33,079	309	(2)	33,386
Municipal securities	119,608	29	(32)	119,605
U.S. agency securities	229,772	778	(179)	230,371
U.S. Treasury securities	336,441	2,828	(209)	339,060
Subtotal	1,696,789	12,023	(1,872)	1,706,940
Marketable equity securities	11,196	1,122	(1,134)	11,184
Total short-term investments	1,707,985	13,145	(3,006)	1,718,124
Total cash, cash equivalents and short-term investments	$2,457,875	$13,146	$(3,006)	$2,468,015

See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of June 3, 2011 and December 3, 2010 (in thousands):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$96,582	$(269)	$257,615	$(1,450)
Foreign government securities	—	—	4,531	(2)
Marketable equity securities	—	—	9,380	(1,134)
Municipal securities	20,172	(18)	43,028	(32)
U.S. Treasury and agency securities	6,533	(1)	192,702	(388)
Total	$123,287	$(288)	$507,256	$(3,006)

As of June 3, 2011 and December 3, 2010, there were no securities in a continuous unrealized loss position for more than twelve months. There were 63 securities and 168 securities that were in an unrealized loss position at June 3, 2011 and at December 3, 2010, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 3, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$776,046	$778,874
Due within two years	558,841	563,185
Due within three years	376,128	381,038
Due after three years	60,997	61,838
Total	$1,772,012	$1,784,935
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. As of June 3, 2011, we did not record any other-than-temporary impairment losses associated with our debt and marketable equity securities.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended June 3, 2011.
The fair value of our financial assets and liabilities at June 3, 2011 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$28,044	$—	$28,044	$—
Foreign government securities	—	—	—	—
Money market mutual funds and repurchase agreements	576,878	576,878	—	—
Municipal securities	601	—	601	—
Time deposits	40,916	40,916	—	—
U.S. agency securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Short-term investments:
Corporate bonds and commercial paper	1,047,918	—	1,047,918	—
Foreign government securities	16,580	—	16,580	—
Marketable equity securities	13,110	13,110	—	—
Municipal securities	118,633	—	118,633	—
U.S. agency securities	215,703	—	215,703	—
U.S. Treasury securities	386,101	—	386,101	—
Prepaid expenses and other current assets:
Foreign currency derivatives	10,026	—	10,026	—
Other assets:
Deferred compensation plan assets	12,822	522	12,300	—
Total assets	$2,467,332	$631,426	$1,835,906	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$8,723	$—	$8,723	$—
Total liabilities	$8,723	$—	$8,723	$—

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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB and a weighted average credit rating of AA. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

performance and any other readily available market data. For the three and six months ended June 3, 2011, we determined there were no other-than-temporary impairments on our cost method investments. See Note 7 for further information regarding our cost method investments.

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
The aggregate fair value of derivative instruments in net asset positions as of June 3, 2011 and December 3, 2010 was $10.0 million and $18.8 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $8.7 million and $1.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 3, 2011 and December 3, 2010 were as follows (in thousands):

	2011		2010
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$4,849	$—	$6,092	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	5,177	8,723	12,729	1,945
Total derivatives	$10,026	$8,723	$18,821	$1,945
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and six months ended June 3, 2011 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$100	$—	$33	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$184	$—	$184	$—
Net gain (loss) recognized in income(3)	$(6,717)	$—	$(15,023)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(8,366)	$—	$(18,516)

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

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of June 3, 2011 and December 3, 2010 was $3.694 billion and $3.642 billion, respectively. The increase was due to our acquisition of Demdex and foreign currency translation adjustments offset in part by insignificant adjustments to our Day purchase price allocation and tax deductions from acquired stock options. During the second quarter of fiscal 2011, we completed our annual goodwill impairment test and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of June 3, 2011 and December 3, 2010 was as follows (in thousands):

	2011			2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$270,026	$(79,459)	$190,567	$260,198	$(61,987)	$198,211
Customer contracts and relationships	$402,054	$(214,394)	$187,660	$398,421	$(197,459)	$200,962
Trademarks	41,357	(8,394)	32,963	172,019	(136,480)	35,539
Localization	13,215	(9,982)	3,233	14,768	(9,355)	5,413
Other intangibles	52,572	(42,796)	9,776	51,265	(34,127)	17,138
Total other intangible assets	$509,198	$(275,566)	$233,632	$636,473	$(377,421)	$259,052
Purchased and other intangible assets, net	$779,224	$(355,025)	$424,199	$896,671	$(439,408)	$457,263

Purchased and other intangible assets from prior acquisitions, primarily Macromedia, were removed from the balance sheet as they were fully amortized at the end of fiscal 2010. Amortization expense related to purchased and other intangible assets was $30.4 million and $60.4 million for the three and six months ended June 3, 2011, respectively. Comparatively, amortization expense was $42.2 million and $79.1 million for the three and six months ended June 4, 2010, respectively. Of these amounts, $20.2 million and $39.9 million were included in cost of sales for the three and six months ended June 3, 2011, respectively, and $24.0 million and $42.7 million were included in cost of sales for the three and six months ended June 4, 2010, respectively.
As of June 3, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2011	$22,436	$28,501
2012	44,816	30,923
2013	40,752	27,693
2014	37,599	26,668
2015	34,881	26,241
Thereafter	10,083	93,606
Total expected amortization expense	$190,567	$233,632

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  OTHER ASSETS

Other assets as of June 3, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Acquired rights to use technology	$65,044	$71,521
Investments	23,971	25,018
Deferred compensation plan assets	12,822	11,071
Prepaid land lease	13,136	13,215
Security and other deposits	10,909	11,266
Debt issuance costs	8,987	9,574
Prepaid royalties	6,375	7,726
Restricted cash	2,627	2,499
Prepaid rent	492	787
Other(*)	17,677	17,194
Other assets	$162,040	$169,871
_________________________________________
(*)    Fiscal 2011 and 2010 includes a tax asset of approximately $11.0 million related to an acquired entity.
Investments represent our direct investments in privately held companies which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of June 3, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$198,720	$290,366
Sales and marketing allowances	39,940	38,706
Accrued marketing	41,581	26,404
Taxes payable	23,088	21,800
Accrued interest expense	21,136	21,203
Other	172,070	165,796
Accrued expenses	$496,535	$564,275

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties and foreign currency liability derivatives.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at June 3, 2011 was $163.2 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 3, 2011 were recognized in the future, $147.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $15.3 million federal benefit related to deducting certain payments on future state tax returns.
As of June 3, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $16.2 million. This amount is included in non-current income taxes payable.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and six months ended June 3, 2011 and June 4, 2010 were as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Expected life (in years)	3.9 - 4.2	3.9 - 5.1	3.8 - 4.2	3.8 - 5.1
Volatility	30 - 31%	29 - 30%	30 - 35%	29 - 36%
Risk free interest rate	1.34 - 1.74%	2.06 - 2.66%	1.34 - 1.74%	1.76 - 2.66%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and six months ended June 3, 2011 and June 4, 2010 were as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	32 - 34%	32%	32 - 34%	32%
Risk free interest rate	0.19 - 0.61%	0.18 - 1.09%	0.19 - 0.61%	0.18 - 1.09%

Summary of Stock Options
Option activity for the six months ended June 3, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	37,075	41,251
Granted	4,252	3,198
Exercised	(4,469)	(5,196)
Cancelled	(878)	(2,908)
Increase due to acquisition	130	730
Ending outstanding balance	36,110	37,075

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at June 3, 2011 and June 4, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Options outstanding	36,110	$31.67	3.70	$131.1
Options vested and expected to vest	34,746	$31.72	3.61	$126.4
Options exercisable	25,790	$32.55	2.92	$83.9
2010
Options outstanding	39,288	$30.52	4.15	$153.5
Options vested and expected to vest	37,542	$30.58	4.05	$145.5
Options exercisable	26,486	$30.88	3.38	$96.6
_________________________________________
(*)    The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of June 3, 2011 and June 4, 2010 were $33.27 and $31.59, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.4 million shares at an average price of $20.61 and 1.3 million shares at an average price of $20.20 for the six months ended June 3, 2011 and June 4, 2010, respectively. The intrinsic value of shares purchased during the six months ended June 3, 2011 and June 4, 2010 was $15.3 million and $21.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended June 3, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	13,890	10,433
Awarded	7,319	7,340
Released	(2,919)	(2,589)
Forfeited	(648)	(1,294)
Increase due to acquisition	59	—
Ending outstanding balance	17,701	13,890

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at June 3, 2011 and June 4, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Restricted stock units outstanding	17,701	1.73	$588.9
Restricted stock units vested and expected to vest	15,128	1.62	$502.7
2010
Restricted stock units outstanding	14,364	1.88	$453.8
Restricted stock units vested and expected to vest	11,016	1.71	$347.8
_________________________________________
(*)    The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 3, 2011 and June 4, 2010 were $33.27 and $31.59, respectively.
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
The following table sets forth the summary of performance share activity under our 2011 Program for the six months ended June 3, 2011 (in thousands):

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007, 2008 and 2010 programs, based upon share awards actually achieved, for the six months ended June 3, 2011 and the fiscal year ended December 3, 2010 (in thousands):

	2011	2010
Beginning outstanding balance	557	950
Achieved	337	—
Released	(427)	(350)
Forfeited	(10)	(43)
Ending outstanding balance	457	557

Information regarding performance shares outstanding at June 3, 2011 and June 4, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Performance shares outstanding	457	0.89	$15.2
Performance shares vested and expected to vest	421	0.87	$13.8
2010
Performance shares units outstanding	593	1.06	$18.7
Performance shares vested and expected to vest	509	1.01	$15.9
_________________________________________
(*)    The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 3, 2011 and June 4, 2010 were $33.27 and $31.59, respectively.

Compensation Costs
As of June 3, 2011, there was $530.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended June 3, 2011 and June 4, 2010 were as follows (in thousands):

	2011		2010
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$232	$367	$341	$324
Cost of revenue—services and support	1,264	2,299	268	67
Research and development	7,024	19,444	10,871	11,990
Sales and marketing	8,334	20,616	11,773	13,001
General and administrative	5,255	10,024	5,636	5,826
Total	$22,109	$52,750	$28,889	$31,208

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended June 3, 2011 and June 4, 2010 were as follows (in thousands):

	2011		2010
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$424	$688	$680	$604
Cost of revenue—services and support	2,359	4,374	685	598
Research and development	13,778	40,022	22,925	27,350
Sales and marketing	15,884	37,032	23,520	25,157
General and administrative	11,205	20,085	11,246	11,812
Total	$43,650	$102,201	$59,056	$65,521

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
During the second quarter of fiscal 2011, we continued to implement restructuring activities under this plan. We vacated approximately 16,000 square feet of sales facilities in Sweden and accrued $0.5 million for the fair value of our future contractual obligations under those operating leases. Total costs incurred for termination benefits through the second quarter of fiscal 2011 was $40.1 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.3 million and $11.0 million, respectively.

Omniture Restructuring Plan
We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $12.2 million in costs related to termination benefits, the closure of duplicative facilities and cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture through the second quarter of fiscal 2011. Substantially all of these costs were recorded as a part of the purchase price allocation.
Fiscal 2008 Restructuring Plan
In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with the restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. Total costs incurred to date for termination benefits was $35.2 million and was completed during the first quarter of fiscal 2011. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.3 million and $8.6 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia. Total costs incurred for termination benefits and contract terminations were $27.0 million and $3.2 million, respectively, and those actions were completed during fiscal 2007.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the six months ended June 3, 2011 (in thousands):

	December 3, 2010	Costs Incurred	Cash Payments	Other Adjustments	June 3, 2011
Fiscal 2009 Plan:
Termination benefits	$1,573	$—	$(357)	$3	$1,219
Cost of closing redundant facilities	7,302	543	(1,241)	(962)	5,642
Omniture Plan:
Termination benefits	486	—	(4)	44	526
Cost of closing redundant facilities	2,720	—	(715)	373	2,378
Contract termination	179	—	—	—	179
Fiscal 2008 Plan:
Termination benefits	300	—	(164)	(136)	—
Cost of closing redundant facilities	2,149	—	(300)	(114)	1,735
Macromedia Plan:
Cost of closing redundant facilities	1,658	—	(874)	—	784
Other	6	—	(6)	—	—
Total restructuring plans	$16,373	$543	$(3,661)	$(792)	$12,463

Accrued restructuring charges of approximately $12.5 million at June 3, 2011 includes $5.3 million recorded in accrued restructuring, current and $7.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2011 and facilities-related liabilities under contract through fiscal 2021.

NOTE 12.  STOCKHOLDERS’ EQUITY

Retained Earnings
The changes in retained earnings for the six months ended June 3, 2011 were as follows (in thousands):

Balance as of December 3, 2010	$5,980,914
Net income	464,027
Re-issuance of treasury stock	(216,367)
Balance as of June 3, 2011	$6,228,574
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and six months ended June 3, 2011 and June 4, 2010 (in thousands):

	Three Months		Six Months
	2011	2010	2011	2010
	Increase/(Decrease)		Increase/(Decrease)
Net income	$229,436	$148,611	$464,027	$275,765
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	5,898	212	5,845	(546)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(630)	(359)	(1,174)	(703)
Subtotal available-for-sale securities	5,268	(147)	4,671	(1,249)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	100	28,425	33	38,789
Reclassification adjustment for gains on derivative instruments recognized during the period	(184)	(6,206)	(184)	(6,206)
Subtotal derivatives designated as hedging instruments	(84)	22,219	(151)	32,583
Foreign currency translation adjustments	20,463	(11,187)	32,394	(15,786)
Other comprehensive income	25,647	10,885	36,914	15,548
Total comprehensive income, net of taxes	$255,083	$159,496	$500,941	$291,313
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of June 3, 2011 and December 3, 2010 (in thousands):

	2011	2010
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,596	$12,138
Unrealized losses on available-for-sale securities	(280)	(2,493)
Total net unrealized gains on available-for-sale securities	14,316	9,645
Net unrealized gains on derivative instruments designated as hedging instruments	—	151
Cumulative foreign currency translation adjustments	40,026	7,632
Total accumulated other comprehensive income, net of taxes	$54,342	$17,428
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
During the six months ended June 3, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $545.0 million. During the six months ended June 4, 2010, we entered into a structured repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $250.0 million. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 3, 2011, we repurchased approximately 16.3 million shares at an average price of $33.53 through structured repurchase agreements entered into during the six months ended June 3, 2011. During the six months ended June 4, 2010, we repurchased approximately 4.2 million shares at an average price of $34.72 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
As of June 3, 2011 and December 3, 2010, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of June 3, 2011, no prepayments remained under these agreements. As of June 4, 2010, approximately $165.3 million of up-front payments remained under these agreements.
Subsequent to June 3, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $150.0 million stock repurchase agreement, $305.0 million remains under our time-constrained dollar-based authority. See Note 18 for further discussion of our stock repurchase program.

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 3, 2011 and June 4, 2010 (in thousands, except per share data):

	Three Months		Six Months
	2011	2010	2011	2010
Net income	$229,436	$148,611	$464,027	$275,765
Shares used to compute basic net income per share	499,686	526,148	501,910	525,124
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,989	2,374	3,999	3,099
Stock options	3,605	4,737	3,663	5,082
Shares used to compute diluted net income per share	506,280	533,259	509,572	533,305
Basic net income per share	$0.46	$0.28	$0.92	$0.53
Diluted net income per share	$0.45	$0.28	$0.91	$0.52
For the three and six months ended June 3, 2011, options to purchase approximately 20.3 million and $19.8 million shares, respectively of common stock with exercise prices greater than the average fair market value of our stock of $33.88 and $33.12, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and six months ended June 4, 2010, options to purchase approximately $18.5 million and $17.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $34.32 and $34.73, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Condensed Consolidated Balance Sheets. As of June 3, 2011, the carrying value of the lease receivables related to all three towers approximated fair value. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of June 3, 2011, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 15 for further discussion of our capital lease obligation.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of June 3, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.4 million and $0.7 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

To the extent permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
Legal Proceedings
In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by the plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of June 3, 2011, we have not made any provisions on our financial statements related to this lawsuit, as we do not believe a loss to be probable or estimable at this time. The trial is currently scheduled to be held in October 2011.
In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.
We are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, and claims relating to commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

NOTE 15.  DEBT

Our debt as of June 3, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Notes	$1,494,295	$1,493,969
Credit facility	—	—
Capital lease obligations	24,136	28,492
Total debt and capital lease obligations	1,518,431	1,522,461
Less: current portion	9,003	8,799
Debt and capital lease obligations	$1,509,428	$1,513,662

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2011, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of June 3, 2011.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 3, 2011, we were in compliance with all of the covenants.
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
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of June 3, 2011, our capital lease obligations of $24.1 million includes $9.0 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense) for the three and six months ended June 3, 2011 and June 4, 2010 included the following (in thousands):

	Three Months		Six Months
	2011	2010	2011	2010
Interest and other income (expense), net:
Interest income	$5,865	$4,986	$11,964	$10,091
Foreign exchange gains (losses)	(7,629)	(12,190)	(15,403)	(17,275)
Realized gains on fixed income investment	633	355	1,238	698
Realized losses on fixed income investment	(4)	—	(65)	—
Other	296	536	610	784
Interest and other income (expense), net	$(839)	$(6,313)	$(1,656)	$(5,702)
Interest expense	$(16,727)	$(16,076)	$(33,747)	$(23,771)
Investment gains (losses), net:
Realized investment gains	$195	$3	$1,997	$187
Unrealized investment gains	—	—	329	—
Realized investment losses	—	(358)	(650)	(764)
Unrealized investment losses	(109)	(10,368)	—	(13,680)
Investment gains (losses), net	$86	$(10,723)	$1,676	$(14,257)
Non-operating income (expense), net	$(17,480)	$(33,112)	$(33,727)	$(43,730)

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

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Three months ended June 3, 2011
Revenue	$433,098	$136,652	$182,043	$101,517	$115,892	$53,977	$1,023,179
Cost of revenue	21,559	9,766	4,994	25,309	47,344	229	109,201
Gross profit	$411,539	$126,886	$177,049	$76,208	$68,548	$53,748	$913,978
Gross profit as a percentage of revenue	95%	93%	97%	75%	59%	100%	89%
Three months ended June 4, 2010
Revenue	$423,311	$139,261	$156,012	$75,859	$91,886	$56,706	$943,035
Cost of revenue	24,328	11,723	5,094	14,222	49,191	3,275	107,833
Gross profit	$398,983	$127,538	$150,918	$61,637	$42,695	$53,431	$835,202
Gross profit as a percentage of revenue	94%	92%	97%	81%	46%	94%	89%

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Six months ended June 3, 2011
Revenue	$857,926	$288,306	$363,886	$206,338	$226,756	$107,673	$2,050,885
Cost of revenue	36,650	19,532	10,808	51,796	95,163	2,891	216,840
Gross profit	$821,276	$268,774	$353,078	$154,542	$131,593	$104,782	$1,834,045
Gross profit as a percentage of revenue	96%	93%	97%	75%	58%	97%	89%
Six months ended June 4, 2010
Revenue	$755,869	$269,879	$321,874	$154,745	$187,876	$111,492	$1,801,735
Cost of revenue	36,755	20,660	9,735	29,705	94,272	6,074	197,201
Gross profit	$719,114	$249,219	$312,139	$125,040	$93,604	$105,418	$1,604,534
Gross profit as a percentage of revenue	95%	92%	97%	81%	50%	95%	89%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to June 3, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $150.0 million stock repurchase agreement, $305.0 million remains under our time-constrained dollar-based authority. See Note 12 for further discussion of our stock repurchase program.

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
For our second quarter of fiscal 2011, we reported strong financial results driven by continued adoption of our solutions across three strategic growth initiatives we are focused on: Content Authoring, Digital Marketing Optimization and Customer Experience Management (“CEM”).
For comparative purposes, financial results for the six months ended June 4, 2010 benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar. This extra week had a favorable impact on our revenue in the three months ended March 5, 2010 by approximately $35 million and related impact to expenses of approximately $20 million. Fiscal 2010 was a 53-week year, whereas fiscal 2011 is a 52-week year and our first quarter of fiscal 2011 contained one less week.
In our Creative and Interactive Solutions segment, adoption of Adobe Creative Suite 5 ("CS5") family of products continued to drive the overall performance of our creative business. The launch of Creative Suite 5.5 ("CS5.5") in May 2011 helped to maintain the current revenue run-rate achieved by CS5. Overall, this resulted in 2% and 13% year-over-year growth during the three and six months ended June 3, 2011, respectively, in the segment.

Our Digital Media Solutions segment decreased 2% year-over-year during the three months ended June 3, 2011, primarily due to a decline in revenue from our image editing products which were not updated as part of the CS5.5 launch. Our Digital Media Solutions segment increased 7% year-over-year during the six months ended June 3, 2011, primarily due to an overall increase in licensing of our image editing and video authoring products.
Our Knowledge Worker segment achieved 17% and 13% year-over-year growth during the three and six months ended June 3, 2011, respectively, due to continued strong demand for our Acrobat X product which was released in the fourth quarter of fiscal 2010.
Our Enterprise segment also achieved strong year-over-year growth of 34% and 33% during the three and six months ended June 3, 2011, respectively. We believe our increased investment in this business over the past several years, including our acquisition of Day Software Holding AG ("Day") in the fourth quarter of fiscal 2010, is resulting in strong financial performance in this segment.
In our Omniture business, we continued to achieve strong momentum during the second quarter of fiscal 2011 and achieved year-over-year growth of 26% and 21% during the three and six months ended June 3, 2011, respectively. Driving this success was increased awareness of our Adobe Online Marketing Suite in the marketplace as well as maintaining strong bookings performance.
Our Print and Publishing business segment decreased 5% and 3% year-over-year during the three and six months ended June 3, 2011, respectively, primarily due to lower Shockwave revenue and the timing of Coldfusion product releases.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 3, 2011, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2010.

Goodwill Impairment
During the second quarter of fiscal 2011, we completed our annual goodwill impairment test and determined there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.

Recent Accounting Pronouncements Not Yet Effective
In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2013. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements we do not expect the adoption to have an impact on our consolidated financial statements.

In May 2011, the FASB issued updated fair value accounting guidance that clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The updated accounting guidance is effective for public entities for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. We will adopt the updated guidance in the second quarter of fiscal 2012. We are currently evaluating the impact of adopting the updated fair value guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.
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
RESULTS OF OPERATIONS

Revenue for the Three and Six Months Ended June 3, 2011 and June 4, 2010 (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Product	$830.3	$795.3	4%	$1,673.0	$1,499.2	12%
Percentage of total revenue	81%	84%		82%	84%
Subscription	109.2	92.3	18%	215.3	187.8	15%
Percentage of total revenue	11%	10%		10%	10%
Services and support	83.7	55.4	51%	162.6	114.7	42%
Percentage of total revenue	8%	6%		8%	6%
Total revenue	$1,023.2	$943.0	9%	$2,050.9	$1,801.7	14%

As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative and Interactive Solutions, Digital Media Solutions, Knowledge Worker, Enterprise, Omniture and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $109.2 million and $215.3 million in subscription revenue for the three and six months ended June 3, 2011, approximately $95.0 million and $187.5 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings. Of the $92.3 million and $187.8 million in subscription revenue for the three and six months ended June 4, 2010, approximately $81.5 million and $165.4 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.
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

Segment Information (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Creative and Interactive Solutions	$433.1	$423.3	2%	$857.9	$755.9	13%
Percentage of total revenue	42%	45%		42%	42%
Digital Media Solutions	136.7	139.3	(2)%	288.3	269.9	7%
Percentage of total revenue	13%	15%		14%	15%
Knowledge Worker	182.0	156.0	17%	363.9	321.9	13%
Percentage of total revenue	18%	17%		18%	18%
Enterprise	101.5	75.9	34%	206.3	154.7	33%
Percentage of total revenue	10%	8%		10%	9%
Omniture	115.9	91.9	26%	226.8	187.9	21%
Percentage of total revenue	11%	10%		11%	10%
Print and Publishing	54.0	56.6	(5)%	107.7	111.4	(3)%
Percentage of total revenue	6%	5%		5%	6%
Total revenue	$1,023.2	$943.0	9%	$2,050.9	$1,801.7	14%

Revenue from Creative and Interactive Solutions increased $9.8 million and $102.0 million during the three and six months ended June 3, 2011, respectively, as compared to the three and six months ended June 4, 2010. The year-over-year increase in revenue for the six months ended June 3, 2011 was driven by strong licensing of the CS5 product line. For the three months ended June 3, 2011, our Creative Suite products related revenue remained relatively stable as compared to the same period in the prior year. For the six months ended June 3, 2011, our Creative Suite products related revenue increased 15% as compared to the same period in the prior year. The overall number of units licensed for Creative and Interactive Solutions remained relatively stable when compared to the three months ended June 4, 2010. The overall number of units licensed for Creative and Interactive Solutions increased when compared to the six months ended June 4, 2010. Unit average selling prices remained relatively stable for both the three and six months ended June 3, 2011 as compared to the same periods in the prior year.

Revenue from Digital Media Solutions decreased $2.6 million during the three months ended June 3, 2011 as compared to the three months ended June 4, 2010. The decrease during the three months ended June 3, 2011was due to lower revenue with our digital imaging products. Contributing to the decrease in revenue was a 12% decrease in our Photoshop point product revenue as well as a decrease in unit average selling prices when compared to the same period in the prior year. The overall number of units licensed for Digital Media Solutions remained relatively stable for the three months ended June 3, 2011 when compared to the same period in the prior year. Revenue from Digital Media Solutions increased $18.4 million during the six months ended June 3, 2011 as compared to the six months ended June 4, 2010. The increase during the six months ended June 3, 2011was due to increased licensing of our image editing and video authoring products. Our Photoshop point product revenue for the six months ended June 3, 2011 remained relatively stable when compared to the same period in the prior year. The overall number of units licensed for Digital Media Solutions increased when compared to six months ended June 4, 2010. Unit average selling prices remained relatively stable during the six months ended June 3, 2011 as compared to the same period in the prior year.

Revenue from Knowledge Worker increased $26.0 million and $42.0 million during the three and six months ended June 3, 2011, respectively, as compared to the three and six months ended June 4, 2010. We attribute this success to increased awareness and strong adoption of our new Acrobat X product, which shipped in the second half of fiscal 2010. The number of units licensed decreased during the three and six months ended June 3, 2011 as compared to the same periods in the prior year. Unit average selling prices increased during the three and six months ended June 3, 2011 as compared to the same periods in the prior year.

Revenue from Enterprise increased $25.6 million and $51.6 million during the three and six months ended June 3, 2011, respectively, as compared to the three and six months ended June 4, 2010. The increase was primarily due to our addition of products from the acquisition of Day to our Enterprise offering and success in customer adoption.
Revenue from Omniture increased $24.0 million and $38.9 million during the three and six months ended June 3, 2011, respectively, as compared to the three and six months ended June 4, 2010. This increase was due to continued adoption of our Online Marketing Suite offering.

Revenue from Print and Publishing decreased $2.6 million and $3.7 million during the three and six months ended June 3, 2011, respectively, as compared to the three and six months ended June 4, 2010. The decrease was primarily due to lower Shockwave revenue and the release of Coldfusion 9 at the end of fiscal 2009 for which a comparable release did not occur in the current periods offset in part by an increase in Captivate revenue.
Geographical Information (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Americas	$492.5	$455.2	8%	$982.1	$863.6	14%
Percentage of total revenue	48%	48%		48%	48%
EMEA	311.7	277.4	12%	643.5	552.8	16%
Percentage of total revenue	30%	29%		31%	31%
Asia	219.0	210.4	4%	425.3	385.3	10%
Percentage of total revenue	22%	23%		21%	21%
Total revenue	$1,023.2	$943.0	9%	$2,050.9	$1,801.7	14%

Overall revenue for the three and six months ended June 3, 2011 increased when compared to the three and six months ended June 4, 2010, primarily due to increased Omniture and Enterprise segment revenue, and including product revenue from the Day acquisition which was completed in the fourth quarter of fiscal 2010. Increased revenue in our Creative and Interactive Solutions, Digital Media Solutions and Knowledge Worker business segments also contributed to the year-over-year growth.
The increase in revenue during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 in the Americas, EMEA and Asia was attributable to the factors noted above.
As a result of the earthquakes and related events in Japan during the six months ended June 3, 2011, we believe that our operating results in Japan could be impacted in the near term.
Included in the overall increase in revenue for the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 were impacts associated with foreign currency as shown below:

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$13.1	$(2.9)
British Pound	3.9	3.0
Other currencies	0.8	1.0
Total EMEA	17.8	1.1
Japanese Yen	13.5	21.9
Other currencies	3.7	6.1
Total revenue impact	35.0	29.1
Hedging impact:
EMEA	—	—
Japanese Yen	0.2	0.2
Total hedging impact	0.2	0.2
Total impact	$35.2	$29.3

During the three months ended June 3, 2011, both the Euro and British Pound were favorably impacted as the U.S. Dollar weakened against these currencies causing revenue in EMEA measured in average U.S. Dollar equivalents to increase compared with the same reporting period last year. During the six months ended June 3, 2011, the U.S. Dollar strengthened against the Euro and weakened against the British Pound causing a net impact to revenue in EMEA measured in average U.S. Dollar equivalents to increase slightly compared with the same reporting period last year. Revenue measured in both the Japanese Yen and other currencies were favorably impacted as the U.S. Dollar weakened against these currencies. Our Yen currency hedging program resulted in hedging gains as noted in the table above.  There were no hedging gains in our EMEA hedging program.

Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had no shippable backlog at the end of the first and second quarters of fiscal 2011.
Cost of Revenue for the Three and Six Months Ended June 3, 2011 and June 4, 2010 (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Product	$34.7	$39.6	(12)%	$65.4	$63.2	3%
Percentage of total revenue	3%	4%		3%	4%
Subscription	47.3	50.2	(6)%	95.2	95.9	(1)%
Percentage of total revenue	5%	5%		5%	5%
Services and support	27.2	18.0	51%	56.2	38.1	47%
Percentage of total revenue	3%	2%		3%	2%
Total cost of revenue	$109.2	$107.8	1%	$216.8	$197.2	10%

 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue (decreased) increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Royalty cost	(8)%	(4)%
Amortization of purchased intangibles	6	7
Excess and obsolete inventory	(4)	(1)
Localization costs related to our product launches	(2)	3
Cost of sales	(1)	1
Amortization of acquired rights to use technology	(1)	(1)
Various individually insignificant items	(2)	(2)
Total change	(12)%	3%

Royalty costs decreased during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010, primarily due to a decrease in obligations to certain key vendors.

Amortization of purchased intangibles increased during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010, primarily due to amortization expense associated with intangible assets purchased through recent acquisitions.

Excess and obsolete inventory decreased during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 due to increased reserve requirements for CS4 and Photoshop point products for the launch of CS5 in the second quarter of fiscal 2010 offset in part by current year reserve requirements for CS5 products for the launch of CS5.5 in the second quarter of fiscal 2011.
Localization costs decreased during the three months ended June 3, 2011 as compared to the three months June 4, 2010 primarily due to the launch of CS5 products during the second quarter of fiscal 2010. Localization costs increased during the six months ended June 3, 2011 as compared to the six months June 4, 2010 primarily due to the launch of CS5.5 products during the second quarter of fiscal 2011 and the launch of Acrobat X products during the fourth quarter of fiscal 2010.

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
Cost of subscription revenue decreased during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 primarily due to a decrease in amortization of intangible assets purchased through our acquisition of Omniture offset in part by increases in compensation and related benefits driven by additional headcount and increases in data center costs related to higher transaction volumes.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010, primarily due to increases in compensation and related benefits driven by additional headcount primarily from the Day acquisition.
Operating Expenses for the Three and Six Months Ended June 3, 2011 and June 4, 2010 (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Research and development	$183.2	$167.3	10%	$361.6	$341.6	6%
Percentage of total revenue	18%	18%		18%	19%
Sales and marketing	348.7	321.0	9%	676.8	618.3	9%
Percentage of total revenue	34%	34%		33%	34%
General and administrative	95.6	90.0	6%	196.5	181.0	9%
Percentage of total revenue	9%	10%		10%	10%
Restructuring charges	(0.6)	11.5	(105)%	(0.5)	23.2	(102)%
Percentage of total revenue	*	1%		*	1%
Amortization of purchased intangibles	10.4	18.1	(43)%	20.6	36.3	(43)%
Percentage of total revenue	1%	2%		1%	2%
Total operating expenses	$637.3	$607.9	5%	$1,255.0	$1,200.4	5%
 _________________________________________
(*)    Percentage is less than 1%.
Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 was primarily driven by higher employee compensation due to additional headcount. For comparative purposes, the change in compensation during the six months ended June 3, 2011 as compared to the six months ended June 4, 2010 in the analysis which follows has been normalized for the impact of the extra week in the first quarter of fiscal 2010.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	7%	6%
Compensation associated with incentive compensation and stock-based compensation	(2)	(2)
Various individually insignificant items	5	2
Total change	10%	6%

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
Sales and marketing expenses increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	5%	5%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	2	3
Compensation associated with incentive compensation and stock-based compensation	—	(1)
Various individually insignificant items	2	2
Total change	9%	9%
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
General and administrative expenses increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	4%	3%
Professional and consulting fees	2	4
Compensation associated with incentive compensation and stock-based compensation	1	1
Various individually insignificant items	(1)	1
Total change	6%	9%
 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2009 Restructuring Plan, we accrued $6.1 million and $6.5 million during the three and six months ended June 4, 2010, respectively, for closing redundant facilities. We also recorded charges of $5.7 million and $17.6 million during the three and six months ended June 4, 2010, respectively, for termination benefits. During the three and six months ended June 3, 2011 we recorded insignificant charges for closing a redundant facility. In connection with all of our restructuring plans, we recorded minor favorable adjustments for changes in previous estimates during the periods presented.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
Amortization expense decreased 43% for both the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010. The decrease was primarily due to a decrease in amortization expense associated with intangible assets purchased through our acquisition of Macromedia that were fully amortized at the end of fiscal 2010.
Non-Operating Income (Expense), Net for the Three and Six Months Ended June 3, 2011 and June 4, 2010 (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Interest and other income (expense), net	$(0.9)	$(6.3)	(86)%	$(1.7)	$(5.7)	(70)%
Percentage of total revenue	*	(1)%		*	*
Interest expense	(16.7)	(16.1)	4%	(33.7)	(23.8)	42%
Percentage of total revenue	(2)%	(2)%		(2)%	(1)%
Investment gains (losses), net	0.1	(10.7)	(101)%	1.7	(14.2)	(112)%
Percentage of total revenue	*	(1)%		*	(1)%
Total non-operating income (expense), net	$(17.5)	$(33.1)	(47)%	$(33.7)	$(43.7)	(23)%

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
Interest and other income (expense), net for the three and six months ended June 3, 2011 as compared to the three and six months ended June 4, 2010 decreased in net expense primarily due to decreased foreign exchange losses and increased interest income due to higher average interest rates on our investments.
Interest Expense
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). On February 1, 2010, we repaid our $1.0 billion outstanding credit facility with a portion of the proceeds from our Notes. The increase in interest expense during the six months ended June 3, 2011 is primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities). Our net investment gains for the three and six months ended June 3, 2011 were due to gains from our direct and equity investments. Our net investment losses during the three and six months ended June 4, 2010 were due to unrealized losses related to our Adobe Ventures investments that did not recur during the three and six months ended June 3, 2011 due to the dissolution and distribution of the remaining assets of our limited partnership interest in Adobe Ventures portfolio of companies at the end of fiscal 2010.

Provision for Income Taxes for the Three and Six Months Ended June 3, 2011 and June 4, 2010 (dollars in millions)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Provision	$29.8	$45.6	(35)%	$81.3	$84.6	(4)%
Percentage of total revenue	3%	5%		4%	5%
Effective tax rate	11.5%	23.5%		14.9%	23.5%

Our effective tax rate decreased by approximately twelve percentage points for the three months ended June 3, 2011 and nine percentage points for the six months ended June 3, 2011. These decreases were primarily due to the one-time tax benefits related to a favorable state income tax ruling received in April 2011 and the reinstatement of the federal research and development tax credit in December 2010. The reinstatement of the credit was retroactive to January 1, 2010.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at June 3, 2011 was $163.2 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 3, 2011 were recognized in the future, $147.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $15.3 million federal benefit related to deducting certain payments on future state tax returns.
As of June 3, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $16.2 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

(in millions)	June 3, 2011	December 3, 2010
Cash and cash equivalents	$827.5	$749.9
Short-term investments	$1,798.0	$1,718.1
Working capital	$2,338.9	$2,148.0
Stockholders’ equity	$5,389.4	$5,192.4
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 3, 2011	June 4, 2010
Net cash provided by operating activities	$721.4	$511.0
Net cash used for investing activities	(197.6)	(689.6)
Net cash (used for) provided by financing activities	(452.4)	325.2
Effect of foreign currency exchange rates on cash and cash equivalents	6.2	(8.5)
Net increase in cash and cash equivalents	$77.6	$138.1

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $721.4 million for the six months ended June 3, 2011 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue. Increases in deferred revenue related primarily to billing of annual royalty fees, license renewals, upgrade plans and maintenance and support renewals during the first six months of the fiscal year in addition to an increase in activity for Omniture hosted and professional services.
The primary working capital uses of cash were decreases in accrued expenses coupled with increases in trade receivables and prepaid expenses and other assets. Decreases in accrued expenses primarily related to payment of fiscal year 2010 bonuses during the first six months of the fiscal year. During the six months ended June 3, 2011, we also made our second semi-annual interest payment associated with our Notes totaling $31.1 million. Trade receivables increased primarily due to products shipped during the latter half of the second quarter of fiscal 2011 as a result of the launch of CS 5.5. Prepaid expenses and other assets increased primarily due to prepayments made to our software vendors during the second quarter of 2011 for annual licenses offset in part by amortization during the period.
Cash Flows from Investing Activities
Net cash used for investing activities of $197.6 million for the six months ended June 3, 2011 was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments. Other uses of cash during the six months ended June 3, 2011 represented purchases of property and equipment and long-term investments and other assets as well as the acquisition of Demdex.
Cash Flows from Financing Activities
Net cash used for financing activities of $452.4 million for the six months ended June 3, 2011 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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
As of June 3, 2011, we have accrued total restructuring charges of approximately $12.5 million of which approximately $2.0 million relates to ongoing termination benefits and contract terminations and are expected to be paid through fiscal 2011. The remaining $10.5 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 75% will be paid through 2015.
During the six months ended June 3, 2011, we made payments related to the above restructuring plans totaling approximately $3.7 million which principally consisted of approximately $3.1 million in payments related to the closing of redundant facilities.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2011 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $2.5 billion as of December 3, 2010. Of this amount, approximately 70% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.

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

As of June 3, 2011, the amount outstanding under the Notes was $1.5 billion. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 80% of our consolidated invested balances during the second quarter of fiscal 2011. The fixed income portfolio is primarily invested in U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities.
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
During the six months ended June 3, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $545.0 million. During the six months ended June 4, 2010, we entered into a structured repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $250.0 million. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 3, 2011, we repurchased approximately 16.3 million shares at an average price of $33.53 through structured repurchase agreements entered into during the six months ended June 3, 2011. During the six months ended June 4, 2010, we repurchased approximately 4.2 million shares at an average price of $34.72 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
Subsequent to June 3, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $150.0 million stock repurchase agreement, $305.0 million remains under our time-constrained dollar-based authority. See Note 12 and Note 18 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended June 3, 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010. Our principal commitments as of June 3, 2011 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the six months ended June 3, 2011. See Notes 14 and 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Notes
Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. At June 3, 2011, our maximum commitment for interest payments under the Notes was $462.8 million.
Financial Covenants
Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of June 3, 2011, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
Royalties
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of June 3, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.4 million and $0.7 million, respectively.
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
To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director's or officer's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 3, 2011, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 3, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 3, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We offer our PC application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms our business could be harmed. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing and gross margins. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2010.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, we are entering markets that are at early stages of development. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more stringent data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, recently there has been increasing sensitivity of consumers to the use of personal information and unauthorized data disclosure, which has resulted in regulatory scrutiny in the U.S. and other countries. As a result, laws and industry practices in the areas of privacy and online advertising are likely to change and technological solutions to comply with these changes may be required or necessary, either of which could result in significant limitations on or changes to the ways in which we and our customers can collect, process, use, store or transmit the information of customers or employees, communicate with customers, and deliver products and services.   Further, any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism and reputational harm or claims by regulators, industry groups or other third parties, all of which could harm our business.
Additionally, customer requirements for open standards or open-source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services, or if there is a delay in market acceptance of such products or services, our business could be harmed.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government, cloud-based computing and mobile and non-PC device markets. In the enterprise market, we intend to increase our focus on vertical markets such as education, financial services, government and manufacturing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government, cloud-based computing and mobile and non-PC device markets, and greater sales, consulting and marketing resources. In the mobile and non-PC device markets, our intent is to partner with device makers, chipset and OS vendors, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. For example, we have begun to implement a subscription licensing model to augment our traditional perpetual licensing model. This makes it difficult to predict revenue and license revenue may decline more quickly than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market, and a number of factors could make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

For instance, the SaaS business model we utilize in our Omniture business unit typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Although many of our service agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period upon providing timely notice of non-renewal. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer Internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.
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
In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these occurrences could seriously harm our business.
We may not be able to protect our intellectual property rights, including our source code, from third-party infringers or unauthorized copying, use or disclosure.
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
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs through security breach or attack, or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.

Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.
Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network. Although this is an industry-wide problem that affects computers and products across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system.

We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com and the Omniture business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer Websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their Websites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 14% of our net revenue for the second quarter of fiscal 2011. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2011, no single agreement with this distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Our distributors are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenues.
Our distributors also sell our competitors' products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer.
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
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
We also provide products and services, directly and indirectly, to a variety of governmental entities, both domestically and internationally. Risks associated with licensing and selling products and services to governmental entities include longer sales cycles associated with selling to diverse governmental entities, varying governmental budgeting processes and timelines and adherence to potentially complex specific procurement regulations and other requirements. Ineffectively managing these risks could result in the potential assessment of penalties and fines, harm to our reputation and lost sales opportunities to such governmental entities.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. A number of factors may affect the market price for our common stock, including shortfalls in our net revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts, the announcement of new products, product enhancements or service introductions by us or our competitors, seasonal variations in the demand for our products and services and the implementation cycles for our new customers, the loss of a large customer or our inability to increase sales to existing customers and attract new customers, quarterly variations in our or our competitors’ results of operations and developments in our industry, as well as unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.
We are subject to risks associated with global operations which may harm our business.
We are a global business that generates approximately 50% of our total revenue from sales to customers outside of the Americas. This subjects us to a number of risks, including:

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
In addition, approximately 46% of our employees are located outside the U.S. This exposes us to changes in foreign laws governing our employee relationships, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
Moreover, as a global company we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we fail to comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
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
In the first quarter of fiscal 2010, we issued $1.5 billion in senior unsecured notes. We also have a $1.0 billion revolving credit facility, which is currently undrawn. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business.
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
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
Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
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
Our cash equivalent and short-term investment portfolio as of June 3, 2011 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 3, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended June 3, 2011. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				916,618
March 5—April 1, 2011
Shares repurchased	1,235	$33.71	1,235	$(41,618)
April 2—April 29, 2011
Shares repurchased	12,482	$33.65	12,482	$(420,000)	(2)
April 30—June 3, 2011
Shares repurchased	—	$—	—	$—
Total	13,717		13,717	$455,000
_________________________________________

(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In April 2011, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $420.0 million. As of June 3, 2011, no prepayments remained under this agreement.

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

Date: June 29, 2011

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe Connect
Captivate
ColdFusion
Creative Suite
LiveCycle
Omniture
Photoshop
Scene7
Shockwave

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	8-K	12/20/10	99.2

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.3

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.35	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.36	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.37	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	10-K	1/27/11	10.41

10.38	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.39	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.40	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.42	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.43	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.44	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.45	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.46	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.47	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.48	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.49	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.50	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.51	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.52	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.53	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.54	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.55	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.56	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.57	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.58	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.59	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.60	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.61	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	12/20/10	99.5

10.62	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.63	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.64	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.65	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.66	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.9

10.67	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.68	Demdex, Inc. 2008 Stock Plan	S-8	1/27/11	99.1

10.69	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.70	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.71	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

101.LAB	XBRL Taxonomy Extension Labels††				X

101.PRE	XBRL Taxonomy Extension Presentation††				X

101.DEF	XBRL Taxonomy Extension Definition††				X
____________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.48 through 10.60 are to filings made by Omniture, Inc.

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