Form 10-Q
period 2011-09-02
ADOBE SYSTEMS INC
filed 2011-10-07
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2011

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 30, 2011 was 490,895,858.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 2, 2011	December 3, 2010
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$769,212	$749,891
Short-term investments	1,950,064	1,718,124
Trade receivables, net of allowances for doubtful accounts of $15,269 and $15,233, respectively	559,320	554,328
Deferred income taxes	71,087	83,247
Prepaid expenses and other current assets	119,513	110,460
Total current assets	3,469,196	3,216,050
Property and equipment, net	499,059	448,881
Goodwill	3,740,199	3,641,844
Purchased and other intangibles, net	419,824	457,263
Investment in lease receivable	207,239	207,239
Other assets	157,241	169,871
Total assets	$8,492,758	$8,141,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$65,236	$52,432
Accrued expenses	450,343	564,275
Capital lease obligations	9,107	8,799
Accrued restructuring	6,663	8,119
Income taxes payable	61,220	53,715
Deferred revenue	439,690	380,748
Total current liabilities	1,032,259	1,068,088
Long-term liabilities:
Debt and capital lease obligations	1,507,278	1,513,662
Deferred revenue	44,369	48,929
Accrued restructuring	8,019	8,254
Income taxes payable	143,028	164,713
Deferred income taxes	151,065	103,098
Other liabilities	42,782	42,017
Total liabilities	2,928,800	2,948,761
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 492,806 and 501,897 shares outstanding, respectively	61	61
Additional paid-in-capital	2,680,407	2,458,278
Retained earnings	6,381,530	5,980,914
Accumulated other comprehensive income	59,194	17,428
Treasury stock, at cost (108,028 and 98,937 shares, respectively), net of reissuances	(3,557,234)	(3,264,294)
Total stockholders’ equity	5,563,958	5,192,387
Total liabilities and stockholders’ equity	$8,492,758	$8,141,148
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of December 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2011	September 3, 2010	September 2, 2011	September 3, 2010
Revenue:
Products	$814,544	$829,096	$2,487,514	$2,328,294
Subscription	111,931	98,632	327,271	286,418
Services and support	86,737	62,591	249,312	177,342
Total revenue	1,013,212	990,319	3,064,097	2,792,054
Cost of revenue:
Products	26,209	29,147	91,592	92,302
Subscription	47,492	50,483	142,699	146,408
Services and support	30,953	19,454	87,203	57,575
Total cost of revenue	104,654	99,084	321,494	296,285
Gross profit	908,558	891,235	2,742,603	2,495,769
Operating expenses:
Research and development	181,039	168,296	542,650	509,954
Sales and marketing	340,724	303,219	1,017,492	921,489
General and administrative	98,493	102,177	295,019	283,176
Restructuring charges	3,816	(2,090)	3,271	21,073
Amortization of purchased intangibles	10,376	17,620	31,003	53,946
Total operating expenses	634,448	589,222	1,889,435	1,789,638
Operating income	274,110	302,013	853,168	706,131
Non-operating income (expense):
Interest and other income (expense), net	33	7,607	(1,623)	1,905
Interest expense	(16,431)	(16,395)	(50,178)	(40,166)
Investment gains (losses), net	(993)	3,527	683	(10,730)
Total non-operating income (expense), net	(17,391)	(5,261)	(51,118)	(48,991)
Income before income taxes	256,719	296,752	802,050	657,140
Provision for income taxes	61,618	66,687	142,922	151,310
Net income	$195,101	$230,065	$659,128	$505,830
Basic net income per share	$0.39	$0.44	$1.32	$0.97
Shares used to compute basic net income per share	494,537	518,710	499,451	523,039
Diluted net income per share	$0.39	$0.44	$1.30	$0.95
Shares used to compute diluted net income per share	498,741	523,179	506,334	530,356

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 2, 2011	September 3, 2010
Cash flows from operating activities:
Net income	$659,128	$505,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	196,915	216,641
Stock-based compensation	210,969	174,245
Deferred income taxes	50,716	(176,882)
Unrealized losses on investments	1,462	8,766
Tax benefit from employee stock option plans	11,322	37,987
Other non-cash items	5,787	2,054
Excess tax benefits from stock-based compensation	(9,096)	(10,172)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(8,322)	(74,722)
Prepaid expenses and other current assets	(4,100)	(11,953)
Trade payables	12,347	(2,439)
Accrued expenses	(119,185)	52,110
Accrued restructuring	(1,859)	(26,294)
Income taxes payable	(13,233)	3,445
Deferred revenue	53,710	103,758
Net cash provided by operating activities	1,046,561	802,374
Cash flows from investing activities:
Purchases of short-term investments	(1,620,985)	(1,999,341)
Maturities of short-term investments	345,701	512,534
Proceeds from sales of short-term investments	1,029,581	629,673
Acquisitions, net of cash acquired	(107,121)	—
Purchases of property and equipment	(135,397)	(114,215)
Proceeds from sale of property and equipment	—	32,151
Purchases of long-term investments and other assets	(13,914)	(22,876)
Proceeds from sale of long-term investments	4,554	3,586
Other	(141)	2,198
Net cash used for investing activities	(497,722)	(956,290)
Cash flows from financing activities:
Purchases of treasury stock	(695,015)	(650,020)
Proceeds from issuance of treasury stock	143,563	129,640
Excess tax benefits from stock-based compensation	9,096	10,172
Proceeds from debt	—	1,493,439
Repayment of debt and capital lease obligations	(7,803)	(1,001,569)
Debt issuance costs	—	(10,662)
Net cash used for financing activities	(550,159)	(29,000)
Effect of foreign currency exchange rates on cash and cash equivalents	20,641	(2,422)
Net increase (decrease) in cash and cash equivalents	19,321	(185,338)
Cash and cash equivalents at beginning of period	749,891	999,487
Cash and cash equivalents at end of period	$769,212	$814,149
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$97,255	$286,271
Cash paid for interest	$63,588	$34,135
Non-cash investing activities:
Property and equipment acquired under capital leases	$—	$32,151

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. Certain immaterial prior year amounts have been reclassified to conform to the current year presentation in the Condensed Consolidated Statements of Cash Flows. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010 on file with the SEC. The nine months ended September 3, 2010 financial results benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 was a 53-week year compared with fiscal 2011 which is a 52-week year.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the nine months ended September 2, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
EchoSign
On July 15, 2011, we completed our acquisition of privately held EchoSign, a leading Web-based provider of electronic signatures and signature automation. This acquisition was not material to our consolidated balance sheets and results of operations.
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
See Note 18 for further information regarding our acquisitions.

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
Cash, cash equivalents and short-term investments consisted of the following as of September 2, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$246,996	$—	$—	$246,996
Cash equivalents:
Corporate bonds and commercial paper	12,499	—	—	12,499
Money market mutual funds and repurchase agreements	469,120	—	—	469,120
Time deposits	40,597	—	—	40,597
Total cash equivalents	522,216	—	—	522,216
Total cash and cash equivalents	769,212	—	—	769,212
Short-term fixed income securities:
Corporate bonds and commercial paper	1,154,108	8,492	(1,973)	1,160,627
Foreign government securities	12,627	78	—	12,705
Municipal securities	120,717	153	(11)	120,859
U.S. agency securities	298,356	1,891	(3)	300,244
U.S. Treasury securities	342,856	2,202	—	345,058
Subtotal	1,928,664	12,816	(1,987)	1,939,493
Marketable equity securities	10,801	—	(230)	10,571
Total short-term investments	1,939,465	12,816	(2,217)	1,950,064
Total cash, cash equivalents and short-term investments	$2,708,677	$12,816	$(2,217)	$2,719,276

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of September 2, 2011 and December 3, 2010 (in thousands):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$321,761	$(1,973)	$257,615	$(1,450)
Foreign government securities	—	—	4,531	(2)
Marketable equity securities	—	—	9,380	(1,134)
Municipal securities	30,910	(11)	43,028	(32)
U.S. Treasury and agency securities	9,198	(3)	192,702	(388)
Total	$361,869	$(1,987)	$507,256	$(3,006)

As of September 2, 2011 and December 3, 2010, there were no securities in a continuous unrealized loss position for more than twelve months. There were 156 securities and 168 securities that were in an unrealized loss position at September 2, 2011 and at December 3, 2010, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 2, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$800,077	$801,686
Due between one and two years	664,344	668,280
Due between two and three years	361,337	365,318
Due after three years	102,906	104,209
Total	$1,928,664	$1,939,493
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended September 2, 2011, we did not record any other-than-temporary impairment losses associated with our debt and marketable equity securities.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended September 2, 2011.
The fair value of our financial assets and liabilities at September 2, 2011 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$12,499	$—	$12,499	$—
Money market mutual funds and repurchase agreements	463,836	463,836	—	—
Time deposits	40,597	40,597	—	—
Short-term investments:
Corporate bonds and commercial paper	1,160,627	—	1,160,627	—
Foreign government securities	12,705	—	12,705	—
Marketable equity securities	10,571	10,571	—	—
Municipal securities	120,859	—	120,859	—
U.S. agency securities	300,244	—	300,244	—
U.S. Treasury securities	345,058	—	345,058	—
Prepaid expenses and other current assets:
Foreign currency derivatives	12,933	—	12,933	—
Other assets:
Deferred compensation plan assets	12,277	523	11,754	—
Total assets	$2,492,206	$515,527	$1,976,679	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,257	$—	$2,257	$—
Total liabilities	$2,257	$—	$2,257	$—

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
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

performance and any other readily available market data. For the three and nine months ended September 2, 2011, we determined there were no other-than-temporary impairments on our cost method investments. See Note 7 for further information regarding our cost method investments.

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
The aggregate fair value of derivative instruments in net asset positions as of September 2, 2011 and December 3, 2010 was $12.9 million and $18.8 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $2.3 million and $1.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 2, 2011 and December 3, 2010 were as follows (in thousands):

	2011		2010
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$8,991	$—	$6,092	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	3,942	2,257	12,729	1,945
Total derivatives	$12,933	$2,257	$18,821	$1,945
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and nine months ended September 2, 2011 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$1,624	$—	$1,657	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$—	$—	$184	$—
Net gain (loss) recognized in income(3)	$(4,741)	$—	$(19,764)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$11,112	$—	$(7,403)

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
_________________________________________

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of September 2, 2011 and December 3, 2010 was $3.740 billion and $3.642 billion, respectively. The increase was primarily due to our acquisitions of Demdex and EchoSign and foreign currency translation adjustments.
Purchased and other intangible assets subject to amortization as of September 2, 2011 and December 3, 2010 were as follows (in thousands):

	2011			2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$270,380	$(78,290)	$192,090	$260,198	$(61,987)	$198,211
Customer contracts and relationships	$405,080	$(220,790)	$184,290	$398,421	$(197,459)	$200,962
Trademarks	43,054	(9,739)	33,315	172,019	(136,480)	35,539
Localization	10,864	(7,958)	2,906	14,768	(9,355)	5,413
Other intangibles	52,364	(45,141)	7,223	51,265	(34,127)	17,138
Total other intangible assets	$511,362	$(283,628)	$227,734	$636,473	$(377,421)	$259,052
Purchased and other intangible assets, net	$781,742	$(361,918)	$419,824	$896,671	$(439,408)	$457,263

Purchased and other intangible assets from prior acquisitions, primarily Macromedia, were removed from the balance sheet as they were fully amortized at the end of fiscal 2010. Amortization expense related to purchased and other intangible assets was $27.0 million and $87.4 million for the three and nine months ended September 2, 2011, respectively. Comparatively, amortization expense was $38.5 million and $117.6 million for the three and nine months ended September 3, 2010, respectively. Of these amounts, $16.5 million and $56.4 million were included in cost of sales for the three and nine months ended September 2, 2011, respectively, and $21.0 million and $63.6 million were included in cost of sales for the three and nine months ended September 3, 2010, respectively.
As of September 2, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2011	$11,859	$15,332
2012	47,379	32,340
2013	43,334	28,619
2014	40,274	27,494
2015	37,574	27,053
Thereafter	11,670	96,896
Total expected amortization expense	$192,090	$227,734

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  OTHER ASSETS

Other assets as of September 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Acquired rights to use technology	$61,849	$71,521
Investments	23,971	25,018
Deferred compensation plan assets	12,277	11,071
Prepaid land lease	13,097	13,215
Security and other deposits	10,862	11,266
Debt issuance costs	8,611	9,574
Prepaid royalties	5,438	7,726
Restricted cash	2,639	2,499
Prepaid rent	344	787
Other(*)	18,153	17,194
Other assets	$157,241	$169,871
_________________________________________

(*)	Fiscal 2011 and 2010 includes a tax asset of approximately $11 million related to an acquired entity.
Investments represent our direct investments in privately held companies which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of September 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$182,011	$290,366
Sales and marketing allowances	44,057	38,706
Accrued corporate marketing	38,976	26,190
Taxes payable	22,846	21,800
Royalties payable	17,088	31,007
Accrued interest expense	5,449	21,203
Other	139,916	135,003
Accrued expenses	$450,343	$564,275

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at September 2, 2011 was $141.0 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 2, 2011 were recognized in the future, $125.1 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $15.9 million federal benefit related to deducting certain payments on future state tax returns.
As of September 2, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $9.8 million. This amount is included in non-current income taxes payable.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In August 2011, a Canadian income tax examination covering our fiscal years 2005 through 2008 was completed. Our accrued tax and interest related to these years was approximately $35 million and was previously reported in long-term income taxes payable. We reclassified approximately $17 million to short-term income taxes payable and decreased deferred tax assets by approximately $18 million in conjunction with the aforementioned resolution. The $17 million balance in short-term income taxes payable is partially secured by a letter of credit and is expected to be paid by the first quarter of fiscal 2012.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $25 million. These amounts would decrease income tax expense.

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and nine months ended September 2, 2011 and September 3, 2010 were as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Expected life (in years)	3.9	3.8 - 4.1	3.8 - 4.2	3.8 - 5.1
Volatility	33%	35%	30 - 35%	29 - 36%
Risk free interest rate	1.08%	1.04 - 1.30%	1.08 - 1.92%	1.04 - 2.66%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended September 2, 2011 and September 3, 2010 were as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30 - 31%	37 - 40%	30 - 34%	32 - 40%
Risk free interest rate	0.10 - 0.50%	0.22 - 0.63%	0.10 - 0.61%	0.18 - 1.09%

Summary of Stock Options
Option activity for the nine months ended September 2, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	37,075	41,251
Granted	4,302	3,198
Exercised	(4,633)	(5,196)
Cancelled	(1,327)	(2,908)
Increase due to acquisition	275	730
Ending outstanding balance	35,692	37,075

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at September 2, 2011 and September 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Options outstanding	35,692	$31.61	3.44	$46.0
Options vested and expected to vest	34,565	$31.65	3.36	$44.3
Options exercisable	26,536	$32.42	2.73	$27.9
2010
Options outstanding	37,486	$30.63	3.83	$112.5
Options vested and expected to vest	36,184	$30.69	3.77	$107.4
Options exercisable	27,280	$31.06	3.21	$74.7
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of September 2, 2011 and September 3, 2010 were $24.15 and $29.49, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 3.7 million shares at an average price of $23.48 and 3.3 million shares at an average price of $20.19 for the nine months ended September 2, 2011 and September 3, 2010, respectively. The intrinsic value of shares purchased during the nine months ended September 2, 2011 and September 3, 2010 was $28.9 million and $33.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended September 2, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	13,890	10,433
Awarded	7,751	7,340
Released	(3,257)	(2,589)
Forfeited	(1,090)	(1,294)
Increase due to acquisition	59	—
Ending outstanding balance	17,353	13,890

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at September 2, 2011 and September 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Restricted stock units outstanding	17,353	1.53	$419.1
Restricted stock units vested and expected to vest	15,107	1.42	$364.4
2010
Restricted stock units outstanding	13,965	1.72	$411.8
Restricted stock units vested and expected to vest	10,959	1.55	$322.9
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 2, 2011 and September 3, 2010 were $24.15 and $29.49, respectively.

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
The following table sets forth the summary of performance share activity under our 2011 Program for the nine months ended September 2, 2011 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	425	638
Forfeited	(26)	(39)
Ending outstanding balance	399	599

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007, 2008 and 2010 programs, based upon share awards actually achieved, for the nine months ended September 2, 2011 and the fiscal year ended December 3, 2010 (in thousands):

	2011	2010
Beginning outstanding balance	557	950
Achieved	337	—
Released	(436)	(350)
Forfeited	(31)	(43)
Ending outstanding balance	427	557

Information regarding performance shares outstanding at September 2, 2011 and September 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Performance shares outstanding	427	0.66	$10.3
Performance shares vested and expected to vest	402	0.64	$9.5
2010
Performance shares units outstanding	572	0.84	$16.9
Performance shares vested and expected to vest	508	0.79	$14.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 2, 2011 and September 3, 2010 were $24.15 and $29.49, respectively.

Compensation Costs
As of September 2, 2011, there was $483.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended September 2, 2011 and September 3, 2010 were as follows (in thousands):

	2011		2010
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$235	$355	$264	$384
Cost of revenue—services and support	1,215	2,115	147	278
Research and development	7,143	16,732	6,792	11,224
Sales and marketing	7,916	16,628	7,820	13,189
General and administrative	4,376	8,403	4,134	5,436
Total	$20,885	$44,233	$19,157	$30,511

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended September 2, 2011 and September 3, 2010 were as follows (in thousands):

	2011		2010
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$659	$1,043	$944	$988
Cost of revenue—services and support	3,574	6,489	832	876
Research and development	20,921	56,754	29,717	38,574
Sales and marketing	23,800	53,660	31,340	38,346
General and administrative	15,581	28,488	15,380	17,248
Total	$64,535	$146,434	$78,213	$96,032

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
During the third quarter of fiscal 2011, we continued to implement restructuring activities under this plan. We vacated approximately 22,000 square feet of sales facilities in the United Kingdom and accrued $3.1 million for the fair value of our future contractual obligations under those operating leases. Total costs incurred for termination benefits through the third quarter of fiscal 2011 was $40.1 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $11.3 million and $13.5 million, respectively.

Omniture Restructuring Plan
We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $12.2 million through the third quarter of fiscal 2011 for costs related to termination benefits, the closure of duplicative facilities and cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture. Substantially all of these costs were recorded as a part of the purchase price allocation.
Fiscal 2008 Restructuring Plan
In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with the restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. Total costs incurred to date for termination benefits was $35.2 million and was completed during the first quarter of fiscal 2011. Total costs incurred to date and expected to be incurred for closing redundant facilities were both approximately $9.0 million.
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
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the nine months ended September 2, 2011 (in thousands):

	December 3, 2010	Costs Incurred	Cash Payments	Other Adjustments	September 2, 2011
Fiscal 2009 Plan:
Termination benefits	$1,573	$—	$(387)	$(9)	$1,177
Cost of closing redundant facilities	7,302	3,673	(1,558)	(1,038)	8,379
Omniture Plan:
Termination benefits	486	—	(4)	29	511
Cost of closing redundant facilities	2,720	—	(954)	367	2,133
Contract termination	179	—	(179)	—	—
Fiscal 2008 Plan:
Termination benefits	300	—	(164)	(136)	—
Cost of closing redundant facilities	2,149	—	(635)	553	2,067
Macromedia Plan:
Cost of closing redundant facilities	1,658	—	(1,243)	—	415
Other	6	—	(6)	—	—
Total restructuring plans	$16,373	$3,673	$(5,130)	$(234)	$14,682

Accrued restructuring charges of approximately $14.7 million at September 2, 2011 includes $6.7 million recorded in accrued restructuring, current and $8.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through the remainder of fiscal 2011 and facilities-related liabilities under contract through fiscal 2021.

NOTE 12.  STOCKHOLDERS’ EQUITY

Retained Earnings
The changes in retained earnings for the nine months ended September 2, 2011 were as follows (in thousands):

Balance as of December 3, 2010	$5,980,914
Net income	659,128
Re-issuance of treasury stock	(258,512)
Balance as of September 2, 2011	$6,381,530
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and nine months ended September 2, 2011 and September 3, 2010 (in thousands):

	Three Months		Nine Months
	2011	2010	2011	2010
	Increase/(Decrease)		Increase/(Decrease)
Net income	$195,101	$230,065	$659,128	$505,830
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(3,256)	3,263	2,589	2,717
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(428)	(605)	(1,602)	(1,308)
Subtotal available-for-sale securities	(3,684)	2,658	987	1,409
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	1,624	(15,208)	1,657	23,580
Reclassification adjustment for gains on derivative instruments recognized during the period	—	(13,223)	(184)	(19,428)
Subtotal derivatives designated as hedging instruments	1,624	(28,431)	1,473	4,152
Foreign currency translation adjustments	6,912	7,349	39,306	(8,436)
Other comprehensive income (loss)	4,852	(18,424)	41,766	(2,875)
Total comprehensive income, net of taxes	$199,953	$211,641	$700,894	$502,955
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of September 2, 2011 and December 3, 2010 (in thousands):

	2011	2010
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$12,761	$12,138
Unrealized losses on available-for-sale securities	(2,128)	(2,493)
Total net unrealized gains on available-for-sale securities	10,633	9,645
Net unrealized gains on derivative instruments designated as hedging instruments	1,624	151
Cumulative foreign currency translation adjustments	46,937	7,632
Total accumulated other comprehensive income, net of taxes	$59,194	$17,428
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third-parties.
During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.
During the nine months ended September 2, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $695.0 million. During the nine months ended September 3, 2010, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $650.0 million. We enter into these agreements in order to take advantage of repurchasing

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 2, 2011, we repurchased approximately 19.8 million shares at an average price of $32.48 through structured repurchase agreements entered into during the nine months ended September 2, 2011. During the nine months ended September 3, 2010, we repurchased approximately 19.0 million shares at an average price of $30.32 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
As of September 2, 2011 and December 3, 2010, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of September 2, 2011, approximately $50.5 million in prepayments remained under these agreements. As of December 3, 2010, no prepayments remained under these agreements.

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 2, 2011 and September 3, 2010 (in thousands, except per share data):

	Three Months		Nine Months
	2011	2010	2011	2010
Net income	$195,101	$230,065	$659,128	$505,830
Shares used to compute basic net income per share	494,537	518,710	499,451	523,039
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,576	2,022	4,032	3,037
Stock options	1,628	2,447	2,851	4,280
Shares used to compute diluted net income per share	498,741	523,179	506,334	530,356
Basic net income per share	$0.39	$0.44	$1.32	$0.97
Diluted net income per share	$0.39	$0.44	$1.30	$0.95
For the three and nine months ended September 2, 2011, options to purchase approximately 28.8 million and 23.4 million shares, respectively of common stock with exercise prices greater than the average fair market value of our stock of $28.31 and $31.49, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended September 3, 2010, options to purchase approximately 28.1 million and 18.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $28.97 and $32.82, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Condensed Consolidated Balance Sheets. As of September 2, 2011, the carrying value of the lease receivables related to all three towers approximated fair value. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of September 2, 2011, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 15 for further discussion of our capital lease obligation.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of September 2, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.3 million and $0.7 million, respectively.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
Indemnifications
In the ordinary course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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
Legal Proceedings
In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by the plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of September 2, 2011, we have not made any provisions on our financial statements related to this lawsuit, as we do not believe a loss to be probable or estimable at this time. The trial is currently scheduled to be held in February 2012.
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

NOTE 15.  DEBT

Our debt as of September 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Notes	$1,494,461	$1,493,969
Credit facility	—	—
Capital lease obligations	21,924	28,492
Total debt and capital lease obligations	1,516,385	1,522,461
Less: current portion	9,107	8,799
Debt and capital lease obligations	$1,507,278	$1,513,662
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In August 2011, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of September 2, 2011.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of September 2, 2011, we were in compliance with all of the covenants.
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
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of September 2, 2011, our capital lease obligations of $21.9 million includes $9.1 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense) for the three and nine months ended September 2, 2011 and September 3, 2010 included the following (in thousands):

	Three Months		Nine Months
	2011	2010	2011	2010
Interest and other income (expense), net:
Interest income	$6,102	$5,883	$18,066	$15,975
Foreign exchange gains (losses)	(6,637)	865	(22,039)	(16,409)
Realized gains on fixed income investment	516	604	1,755	1,302
Realized losses on fixed income investment	(88)	—	(153)	—
Other	140	255	748	1,037
Interest and other income (expense), net	$33	$7,607	$(1,623)	$1,905
Interest expense	$(16,431)	$(16,395)	$(50,178)	$(40,166)
Investment gains (losses), net:
Realized investment gains	$77	$257	$2,075	$444
Unrealized investment gains	—	11,526	—	11,526
Realized investment losses	(5)	(6,145)	(656)	(6,909)
Unrealized investment losses	(1,065)	(2,111)	(736)	(15,791)
Investment gains (losses), net	$(993)	$3,527	$683	$(10,730)
Non-operating income (expense), net	$(17,391)	$(5,261)	$(51,118)	$(48,991)

NOTE 17.  SEGMENTS

We have the following reportable segments:

•
Creative and Interactive Solutions—Our Creative and Interactive Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of design and publishing and developer tasks to an extended set of customers.

•
Digital Media Solutions—Our Digital Media Solutions segment contains our professional imaging and video products and focuses on many of the same creative professional customers as our Creative and Interactive Solutions business.

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

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Three months ended September 2, 2011
Revenue	$417,943	$151,107	$174,561	$95,770	$118,220	$55,611	$1,013,212
Cost of revenue	12,520	8,994	4,981	28,835	47,093	2,231	104,654
Gross profit	$405,423	$142,113	$169,580	$66,935	$71,127	$53,380	$908,558
Gross profit as a percentage of revenue	97%	94%	97%	70%	60%	96%	90%
Three months ended September 3, 2010
Revenue	$416,885	$157,709	$162,576	$93,498	$99,820	$59,831	$990,319
Cost of revenue	14,741	11,953	4,934	13,663	49,994	3,799	99,084
Gross profit	$402,144	$145,756	$157,642	$79,835	$49,826	$56,032	$891,235
Gross profit as a percentage of revenue	96%	92%	97%	85%	50%	94%	90%

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Nine months ended September 2, 2011
Revenue	$1,275,869	$439,413	$538,447	$302,108	$344,976	$163,284	$3,064,097
Cost of revenue	49,170	28,526	15,789	80,631	142,256	5,122	321,494
Gross profit	$1,226,699	$410,887	$522,658	$221,477	$202,720	$158,162	$2,742,603
Gross profit as a percentage of revenue	96%	94%	97%	73%	59%	97%	90%
Nine months ended September 3, 2010
Revenue	$1,172,754	$427,588	$484,450	$248,243	$287,696	$171,323	$2,792,054
Cost of revenue	51,496	32,613	14,669	43,368	144,266	9,873	296,285
Gross profit	$1,121,258	$394,975	$469,781	$204,875	$143,430	$161,450	$2,495,769
Gross profit as a percentage of revenue	96%	92%	97%	83%	50%	94%	89%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to September 2, 2011, we completed two asset acquisitions and two business combinations with an aggregate purchase consideration totaling approximately $91 million. These acquisitions are not expected to have a material impact to our consolidated balance sheets and results of operations.

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
For our third quarter of fiscal 2011, we continued to execute against our growth initiatives. For comparative purposes, financial results for the nine months ended September 3, 2010 benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar. This extra week had a favorable impact on our revenue in the three months ended March 5, 2010 by approximately $35 million and related impact to expenses of approximately $20 million. Fiscal 2010 was a 53-week year, whereas fiscal 2011 is a 52-week year and our first quarter of fiscal 2011 contained one less week.
In our Creative and Interactive Solutions segment, adoption of Adobe Creative Suite 5.5 ("CS5.5") that launched earlier this year helped to maintain a solid revenue run-rate that was achieved by the release of Adobe Creative Suite 5 ("CS5"). Our Creative and Interactive Solutions segment growth remained relatively stable year over year during the three months ended September 2, 2011. During the nine months ended September 2, 2011, our Creative and Interactive Solutions segment achieved 9% year-over-year growth.

Revenue in our Digital Media Solutions segment decreased 4% year over year during the three months ended September 2, 2011, primarily due to a decline in revenue from our image editing products which were not updated as part of the CS5.5 launch. Our Digital Media Solutions segment increased 3% year over year during the nine months ended September 2, 2011, primarily due to an overall increase in licensing of our image editing and video authoring products.
Our Knowledge Worker segment achieved 7% and 11% year-over-year revenue growth during the three and nine months ended September 2, 2011, respectively, due to continued demand for our Acrobat X product which was released in the fourth quarter of fiscal 2010.
Our Enterprise segment achieved year-over-year revenue growth of 2% and 22% during the three and nine months ended September 2, 2011, respectively. Our acquisition of Day Software Holding AG ("Day") in the fourth quarter of fiscal 2010 contributed to the financial performance in this segment.
In our Omniture business, momentum continued during the third quarter of fiscal 2011 and we achieved year-over-year revenue growth of 18% and 20% during the three and nine months ended September 2, 2011, respectively. Driving this success was increased awareness of our Adobe Online Marketing Suite in the marketplace as well as maintaining strong bookings performance.
Our Print and Publishing business segment revenue decreased 7% and 5% year over year during the three and nine months ended September 2, 2011, respectively, primarily due to a one-time large deal in Captivate and our Tech Communication products during the three and nine months ended September 3, 2010 that did not reoccur in the current periods.

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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, business combinations, goodwill impairment and income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 2, 2011, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2010.
Recent Accounting Pronouncements Not Yet Effective
In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. This updated guidance becomes effective for us in the first quarter of fiscal 2013. We do not expect the adoption to have an impact on our consolidated financial statements.
In June 2011, the FASB issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2013. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

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
RESULTS OF OPERATIONS

Revenue for the Three and Nine Months Ended September 2, 2011 and September 3, 2010 (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Product	$814.6	$829.1	(2)%	$2,487.5	$2,328.3	7%
Percentage of total revenue	80%	84%		81%	84%
Subscription	111.9	98.6	13%	327.3	286.4	14%
Percentage of total revenue	11%	10%		11%	10%
Services and support	86.7	62.6	38%	249.3	177.3	41%
Percentage of total revenue	9%	6%		8%	6%
Total revenue	$1,013.2	$990.3	2%	$3,064.1	$2,792.0	10%

As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative and Interactive Solutions, Digital Media Solutions, Knowledge Worker, Enterprise, Omniture and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $111.9 million and $327.3 million in subscription revenue for the three and nine months ended September 2, 2011, approximately $96.2 million and $283.7 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings. Of the $98.6 million and $286.4 million in subscription revenue for the three and nine months ended September 3, 2010, approximately $86.5 million and $251.9 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.
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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Creative and Interactive Solutions	$417.9	$416.9	*	$1,275.9	$1,172.7	9%
Percentage of total revenue	41%	42%		42%	43%
Digital Media Solutions	151.1	157.7	(4)%	439.4	427.6	3%
Percentage of total revenue	15%	16%		14%	15%
Knowledge Worker	174.6	162.6	7%	538.4	484.5	11%
Percentage of total revenue	18%	16%		18%	17%
Enterprise	95.8	93.5	2%	302.1	248.2	22%
Percentage of total revenue	9%	10%		10%	9%
Omniture	118.2	99.8	18%	345.0	287.7	20%
Percentage of total revenue	12%	10%		11%	10%
Print and Publishing	55.6	59.8	(7)%	163.3	171.3	(5)%
Percentage of total revenue	5%	6%		5%	6%
Total revenue	$1,013.2	$990.3	2%	$3,064.1	$2,792.0	10%
 _________________________________________

(*)	Percentage is less than 1%.
Revenue from Creative and Interactive Solutions increased $1.0 million and $103.2 million during the three and nine months ended September 2, 2011, respectively, as compared to the three and nine months ended September 3, 2010. The year-over-year increase in revenue for the nine months ended September 2, 2011 was driven by continued licensing of the CS product line. For the three months ended September 2, 2011, our Creative Suite products related revenue remained relatively stable as compared to the same period in the prior year. Our Creative Suite products related revenue increased 8% year-over-year during the nine months ended September 2, 2011. The overall number of units licensed for Creative and Interactive Solutions increased year-over-year during the three and nine months ended September 2, 2011. Unit average selling prices decreased during the three months ended September 2, 2011 and remained relatively stable during the nine months ended September 2, 2011 as compared to the same periods in the prior year as a result of large licensing transactions.

Revenue from Digital Media Solutions decreased $6.6 million year-over-year during the three months ended September 2, 2011. The decrease during the three months ended September 2, 2011 was due to lower revenue with our digital imaging products. Contributing to the decrease in revenue was a 10% decrease in our Photoshop point product revenue due to the release of Photoshop and Photoshop Extended in fiscal 2010 for which a comparable release did not occur in the current period. The decrease in Lightroom revenue also contributed to the overall decrease in Digital Media Solutions due to the launch of Lightroom 3 during the third quarter of fiscal 2010 for which a comparable release did not occur in the current period. The overall number of units licensed for Digital Media Solutions increased year-over during the three months ended September 2, 2011 and unit average selling prices remained relatively stable. Revenue from Digital Media Solutions increased $11.8 million year-over during the nine months ended September 2, 2011. The increase was due to increased licensing of our image editing and video authoring products. Our overall number of units licensed for Digital Media Solutions also increased year-over-year during the nine months ended September 2, 2011. Our Photoshop point product revenue and our unit average selling prices for Digital Media Solutions during the nine months ended September 2, 2011 remained relatively stable when compared to the same period in the prior year.
Revenue from Knowledge Worker increased $12.0 million and $53.9 million during the three and nine months ended September 2, 2011, respectively, as compared to the three and nine months ended September 3, 2010. We attribute this success to increased awareness and strong adoption of our new Acrobat X product, which shipped in the second half of fiscal 2010. The number of units licensed for Knowledge Worker increased during the three months ended September 2, 2011 and remained relatively stable during the nine months ended September 2, 2011 as compared to the same periods in the prior year. Unit average selling prices remained relatively stable during the three months ended September 2, 2011 and increased during the nine months ended September 2, 2011 as compared to the same periods in the prior year.

Revenue from Enterprise increased $2.3 million and $53.9 million during the three and nine months ended September 2, 2011, respectively, as compared to the three and nine months ended September 3, 2010. The increase for the nine months ended September 2, 2011 was primarily due to our addition of products from the acquisition of Day to our Enterprise offering and success in customer adoption of our Day content management solutions.

Revenue from Omniture increased $18.4 million and $57.3 million during the three and nine months ended September 2, 2011, respectively, as compared to the three and nine months ended September 3, 2010. This increase was due to continued adoption of our Online Marketing Suite offering.
Revenue from Print and Publishing decreased $4.2 million and $8.0 million during the three and nine months ended September 2, 2011, respectively, as compared to the three and nine months ended September 3, 2010. The decrease was primarily due to a one-time large deal in Captivate and our Tech Communication products during the three and nine months ended September 3, 2010 that did not reoccur in the current periods.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Americas	$507.6	$493.9	3%	$1,489.7	$1,357.5	10%
Percentage of total revenue	50%	50%		49%	49%
EMEA	293.1	299.5	(2)%	936.6	852.3	10%
Percentage of total revenue	29%	30%		31%	30%
Asia	212.5	196.9	8%	637.8	582.2	10%
Percentage of total revenue	21%	20%		20%	21%
Total revenue	$1,013.2	$990.3	2%	$3,064.1	$2,792.0	10%

Overall revenue for the three and nine months ended September 2, 2011 increased when compared to the three and nine months ended September 3, 2010, primarily due to increased Omniture, Enterprise and Knowledge Worker segment revenue and the inclusion of product revenue from the Day acquisition which was completed in the fourth quarter of fiscal 2010. Increased revenue in our Creative and Interactive Solutions and Digital Media Solutions business segments during the nine months ended September 2, 2011 also contributed to the year-over-year growth.
The increase in revenue during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010 in the Americas, EMEA and Asia was attributable to the factors noted above.
Included in the overall increase in revenue for the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010 were impacts associated with foreign currency as shown below:

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$17.4	$14.5
British Pound	3.3	6.3
Other currencies	1.3	2.3
Total EMEA	22.0	23.1
Japanese Yen	8.9	30.8
Other currencies	6.7	12.8
Total revenue impact	37.6	66.7
Hedging impact:
EMEA	—	—
Japanese Yen	—	0.2
Total hedging impact	—	0.2
Total impact	$37.6	$66.9

During the three and nine months ended September 2, 2011, both the Euro and British Pound were favorably impacted as the U.S. Dollar weakened against these currencies causing revenue in EMEA measured in average U.S. Dollar equivalents to increase compared with the same reporting periods last year. Revenue measured in both the Japanese Yen and other currencies were favorably impacted as the U.S. Dollar weakened against these currencies. Our Yen currency hedging program resulted in hedging gains during the nine months ended September 2, 2011 as noted in the table above.  There were no hedging gains in our EMEA hedging program.

Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had no shippable backlog at the end of the second and third quarters of fiscal 2011. We expect that our shippable backlog will be insignificant in future periods.
Cost of Revenue for the Three and Nine Months Ended September 2, 2011 and September 3, 2010 (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Product	$26.2	$29.1	(10)%	$91.6	$92.3	(1)%
Percentage of total revenue	3%	3%		3%	3%
Subscription	47.5	50.5	(6)%	142.7	146.4	(3)%
Percentage of total revenue	5%	5%		5%	5%
Services and support	31.0	19.5	59%	87.2	57.6	51%
Percentage of total revenue	3%	2%		3%	2%
Total cost of revenue	$104.7	$99.1	6%	$321.5	$296.3	9%

 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Royalty cost	(9)%	(6)%
Amortization of purchased intangibles	6	7
Excess and obsolete inventory	(2)	(1)
Localization costs related to our product launches	(3)	1
Various individually insignificant items	(2)	(2)
Total change	(10)%	(1)%

Royalty costs decreased during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010, primarily due to a decrease in obligations to certain key vendors offset in part by an increase in variable costs for the launch of CS5.5 products during the second quarter of fiscal 2011 as compared to the launch of CS5 products during the second quarter of fiscal 2010.

Amortization of purchased intangibles increased during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010, primarily due to amortization expense associated with intangible assets purchased through recent acquisitions.
Localization costs decreased during the three months ended September 2, 2011 as compared to the three months September 3, 2010 primarily due to the launch of CS5 products during the second quarter of fiscal 2010. Localization costs increased during the nine months ended September 2, 2011 as compared to the nine months September 3, 2010 primarily due to the launch of Acrobat X products during the fourth quarter of fiscal 2010.
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

Cost of subscription revenue decreased during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010 primarily due to a decrease in amortization of intangible assets purchased through our acquisition of Omniture offset in part by increases in compensation and related benefits driven by additional headcount and increases in data center costs due to higher transaction volumes.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010, primarily due to increases in compensation and related benefits driven by additional headcount primarily from the Day acquisition.
Operating Expenses for the Three and Nine Months Ended September 2, 2011 and September 3, 2010 (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Research and development	$181.0	$168.3	8%	$542.6	$509.9	6%
Percentage of total revenue	18%	17%		18%	18%
Sales and marketing	340.7	303.2	12%	1,017.5	921.5	10%
Percentage of total revenue	34%	31%		33%	33%
General and administrative	98.5	102.2	(4)%	295.0	283.2	4%
Percentage of total revenue	10%	10%		10%	10%
Restructuring charges	3.8	(2.1)	(281)%	3.3	21.1	(84)%
Percentage of total revenue	*	*		*	1%
Amortization of purchased intangibles	10.4	17.6	(41)%	31.0	53.9	(42)%
Percentage of total revenue	1%	2%		1%	2%
Total operating expenses	$634.4	$589.2	8%	$1,889.4	$1,789.6	6%
 _________________________________________

(*)	Percentage is less than 1%.
Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the nine months ended September 2, 2011 as compared to the nine months ended September 3, 2010 was primarily driven by higher employee compensation due to additional headcount. For comparative purposes, the change in compensation during the nine months ended September 2, 2011 as compared to the nine months ended September 3, 2010 in the analysis which follows has been normalized for the impact of the extra week in the first quarter of fiscal 2010.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	7%	6%
Compensation associated with incentive compensation and stock-based compensation	(1)	(2)
Various individually insignificant items	2	2
Total change	8%	6%

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
Sales and marketing expenses increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	6%	5%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	2	3
Compensation associated with incentive compensation and stock-based compensation	3	—
Various individually insignificant items	1	2
Total change	12%	10%
The increase in compensation associated with incentive compensation and stock-based compensation during the three months ended September 2, 2011 was primarily due to higher sales commissions and bonuses based on performance.
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
General and administrative expenses (decreased) increased due to the following:

	% Change 2011-2010 QTD	% Change 2011-2010 YTD
Compensation and related benefits associated with headcount growth	3%	3%
Professional and consulting fees	6	5
Compensation associated with incentive compensation and stock-based compensation	1	1
Charitable contributions	(10)	(4)
Various individually insignificant items	(4)	(1)
Total change	(4)%	4%
The increase in professional and consulting fees during the three and nine months ended September 2, 2011 was due to an increase in fees for various technology projects and increased litigation expense.
The decrease in charitable contributions during the three and nine months ended September 2, 2011 reflects a change in the timing of contributions to the Adobe Foundation.
 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2009 Restructuring Plan, we accrued $17.7 million and $6.6 million during the nine months ended September 3, 2010 for termination benefits and closing redundant facilities, respectively. During the three months ended September 3, 2010 we recorded insignificant charges for termination benefits and facilities-related liabilities. During the three and nine months ended September 2, 2011 we recorded $3.1 million and $3.7 million, respectively, for closing redundant facilities. In connection with all of our restructuring plans, we recorded favorable adjustments for changes in previous estimates during the periods presented.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
Amortization expense decreased 41% and 42% during the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010. The decrease was primarily due to a decrease in amortization expense associated with intangible assets purchased through our acquisition of Macromedia that were fully amortized at the end of fiscal 2010.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 2, 2011 and September 3, 2010 (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Interest and other income (expense), net	$—	$7.6	(100)%	$(1.6)	$1.9	(184)%
Percentage of total revenue	*	1%		*	*
Interest expense	(16.4)	(16.4)	—%	(50.2)	(40.2)	25%
Percentage of total revenue	(2)%	(2)%		(2)%	(1)%
Investment gains (losses), net	(1.0)	3.5	(129)%	0.7	(10.7)	(107)%
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(17.4)	$(5.3)	228%	$(51.1)	$(49.0)	4%

_________________________________________

(*)	Percentage is less than 1%.
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
Interest and other income (expense), net for the three and nine months ended September 2, 2011 as compared to the three and nine months ended September 3, 2010 decreased primarily due to increased foreign exchange losses partially offset by increased interest income due to higher average interest rates on our investments.
Interest Expense
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). On February 1, 2010, we repaid our $1.0 billion outstanding credit facility with a portion of the proceeds from our Notes. The increase in interest expense during the nine months ended September 2, 2011 is primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities). Our net investment losses for the three months ended September 2, 2011 were due to unrealized losses on our deferred compensation plan assets. Our net investment gains for the three months ended September 3, 2010 were due to unrealized gains related to our Adobe Ventures and direct investments. Our net investment losses during the nine months ended September 3, 2010 were due to unrealized losses related to our Adobe Ventures investments that did not recur during the three and nine months ended September 2, 2011 due to the dissolution and distribution of the remaining assets of our limited partnership interest in Adobe Ventures portfolio of companies at the end of fiscal 2010.

Provision for Income Taxes for the Three and Nine Months Ended September 2, 2011 and September 3, 2010 (dollars in millions)

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Provision	$61.6	$66.7	(8)%	$142.9	$151.3	(6)%
Percentage of total revenue	6%	7%		5%	5%
Effective tax rate	24%	23%		18%	23%

Our effective tax rate increased by approximately one percentage point for the three months ended September 2, 2011. A two percentage point increase was primarily related to the acquisition of EchoSign in the quarter. We incurred a one-time tax charge from inter-company transactions necessary to license certain EchoSign assets to Adobe's trading companies so that EchoSign's services can be offered to customers from all Adobe companies going forward. A one percentage point decrease is attributable to the availability of the federal research and development credit, which was reinstated for our fiscal year 2011.
Our effective tax rate decreased five percentage points for the nine months ended September 2, 2011. This is primarily related to the one-time tax benefits related to a favorable state income tax ruling received in April 2011 and the reinstatement of the federal research and development tax credit in the first quarter of our fiscal year 2011 retroactive to January 1, 2010.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at September 2, 2011 was $141.0 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 2, 2011 were recognized in the future, $125.1 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $15.9 million federal benefit related to deducting certain payments on future state tax returns.
As of September 2, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $9.8 million. This amount is included in non-current income taxes payable.
In August 2011, a Canadian income tax examination covering our fiscal years 2005 through 2008 was completed. Our accrued tax and interest related to these years was approximately $35 million and was previously reported in long-term income taxes payable. We reclassified approximately $17 million to short term income taxes payable and decreased deferred tax assets by approximately $18 million in conjunction with the aforementioned resolution. The $17 million balance in short-term income taxes payable is partially secured by a letter of credit and is expected to be paid by the first quarter of fiscal 2012.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $25 million. These amounts would decrease income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows

(in millions)	September 2, 2011	December 3, 2010
Cash and cash equivalents	$769.2	$749.9
Short-term investments	$1,950.1	$1,718.1
Working capital	$2,436.9	$2,148.0
Stockholders’ equity	$5,564.0	$5,192.4
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 2, 2011	September 3, 2010
Net cash provided by operating activities	$1,046.6	$802.4
Net cash used for investing activities	(497.7)	(956.3)
Net cash used for financing activities	(550.2)	(29.0)
Effect of foreign currency exchange rates on cash and cash equivalents	20.6	(2.4)
Net increase (decrease) in cash and cash equivalents	$19.3	$(185.3)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.0 billion for the nine months ended September 2, 2011 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue. Increases in deferred revenue related primarily to an increase in activity for hosted and professional services in addition to the billing of upgrade plans and maintenance and support.
The primary working capital uses of cash were decreases in accrued expenses and taxes payable. Decreases in accrued expenses primarily related to payment of fiscal year 2010 bonuses during the first months of fiscal 2011. During the nine months ended September 2, 2011, we also made our second and third semi-annual interest payments associated with our Notes totaling $62.2 million. Taxes payable decreased primarily due to the resolution of a Canadian tax audit offset in part by quarterly increases in the tax provision in excess of taxes paid.
Cash Flows from Investing Activities
Net cash used for investing activities of $497.7 million for the nine months ended September 2, 2011 was primarily due to purchases of short-term investments, offset in part by sales and maturities of short-term investments. Other uses of cash during the nine months ended September 2, 2011 represented purchases of property and equipment and long-term investments and other assets as well as the acquisitions of Demdex and EchoSign.
Cash Flows from Financing Activities
Net cash used for financing activities of $550.2 million for the nine months ended September 2, 2011 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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
As of September 2, 2011, we have accrued total restructuring charges of approximately $14.7 million of which approximately $1.7 million relates to ongoing termination benefits and contract terminations and are expected to be paid through the remainder of fiscal 2011. The remaining $13.0 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which over 75% will be paid through 2015.
During the nine months ended September 2, 2011, we made payments related to the above restructuring plans totaling approximately $5.1 million which principally consisted of approximately $4.4 million in payments related to the closing of redundant facilities.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2011 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $2.5 billion as of December 3, 2010. Of this amount, approximately 70% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States, and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
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
As of September 2, 2011, the amount outstanding under the Notes was $1.5 billion. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 80% of our consolidated invested balances during the third quarter of fiscal 2011. The fixed income portfolio is primarily invested in U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and commercial paper, and foreign government securities.
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
During the nine months ended September 2, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $695.0 million. During the nine months ended September 3, 2010, we entered into structured repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $650.0 million. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 2, 2011, we repurchased approximately 19.8 million shares at an average price of $32.48 through structured repurchase agreements entered into during the nine months ended September 2, 2011. During the nine months ended September 3, 2010, we repurchased approximately 19.0 million shares at an average price of $30.32 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended September 2, 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010. Our principal commitments as of September 2, 2011 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the nine months ended September 2, 2011. See Notes 14 and 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Notes
Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. At September 2, 2011, our maximum commitment for interest payments under the Notes was $431.6 million.
Financial Covenants
Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of September 2, 2011, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
Royalties
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of September 2, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.3 million and $0.7 million, respectively.
Indemnifications
In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 2, 2011, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 2, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 2, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We offer our PC application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms, our business could be harmed. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2010.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, we are entering markets that are at early stages of development. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more stringent data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, recently there has been an increase in the media reports on privacy and security issues which has resulted in an increased regulatory focus of these issues in the U.S. and other countries. As a result, laws and industry practices in the areas of privacy, online advertising, and data security may result in additional limitations on or changes to the ways in which we and our customers can collect, process, use, store or transmit data or how we deliver products and services.  These changes would similarly affect our competitors.  Further, any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business.
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
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. For example, we have begun to implement a subscription licensing model to augment our traditional perpetual licensing model. This makes it difficult to predict revenue, and license revenue may decline more quickly than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market, and a number of factors could make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
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
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S. and other countries slows or does not improve, or if the U.S. or other countries in which we do business experience further economic recessions or sovereign debt crises, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable which may adversely impact our liquidity and financial condition.
Financial institutions may continue to consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a financial institution crisis on our business, which could include impaired credit availability and financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.
Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We have in the past and may in the future acquire additional companies, products or technologies. Recently, we completed the acquisition of Omniture in October 2009 and completed the acquisition of Day in October 2010, as well as other smaller business acquisitions. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•	potentially incurring additional interest or income tax expense from the use of debt financing or the repatriation of foreign earnings in connection with acquisitions;

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

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential exposure to patent and other intellectual property infringement claims by third parties;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.
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
Some of our lines of business and services, including our online store at adobe.com and the Omniture business unit, rely on online services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our or our service providers' secure networks by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of Website visitors, which may include anonymous and/or personally identifiable information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 13% of our net revenue for the third quarter of fiscal 2011. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2011, no single agreement with this distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
Our distributors also sell our competitors' products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products through our OEM channel, and if our OEMs decide not to bundle our applications on their devices or insist that we lower prices, our results could suffer.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, hurricane, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and would affect the terms of any such financing.
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
Our cash equivalent and short-term investment portfolio as of September 2, 2011 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 2, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended September 2, 2011. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				455,000
June 4—July 1, 2011
Shares repurchased	—	$—	—	$—
July 2—July 29, 2011
Shares repurchased	1,649	$30.32	1,649	$(50,000)	(2)
July 30—September 2, 2011
Shares repurchased	1,937	$25.57	1,937	$(49,515)	(2)
Total	3,586		3,586	$355,485
_________________________________________

(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In June 2011, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. As of September 2, 2011, $50.5 million in prepayments remained under this agreement.

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

Date: October 6, 2011

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe Connect
Captivate
ColdFusion
Creative Suite
LiveCycle
EchoSign
Lightroom
Omniture
Photoshop
Scene7

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	8-K	12/20/10	99.2

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.3

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.35	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.36	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.37	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	10-K	1/27/11	10.41

10.38	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.39	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.40	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.42	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.43	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.44	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.45	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.46	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.47	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.48	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.49	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.50	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.51	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.52	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.53	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.54	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.55	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.56	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.57	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.58	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.59	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.60	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.61	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	12/20/10	99.5

10.62	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.63	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.64	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.65	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.66	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.9

10.67	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.68	Demdex, Inc. 2008 Stock Plan*	S-8	1/27/11	99.1

10.69	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.70	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.71	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.72	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
____________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.48 through 10.60 are to filings made by Omniture, Inc.

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