Form 10-K
period 2011-12-02
ADOBE SYSTEMS INC
filed 2012-01-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2011
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number: 0-15175
ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)
_____________________________

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
_____________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 3, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was 15,056,458,705 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 20, 2012, 493,802,690 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 2, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“the SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2012. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted model or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia.
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
BUSINESS OVERVIEW

For more than 29 years, innovation in Adobe software and technologies has transformed how individuals, businesses and governments communicate and interact with their constituents. Across the markets and customers we serve, Adobe helps its customers create and deliver the most compelling content and web applications in a streamlined workflow, and optimize those experiences and marketing activities for greater return on investment. Our solutions turn ordinary interactions into compelling and valuable digital experiences, across media and devices, anywhere, anytime.
While we continue to market and license a broad portfolio of products and solutions, we are focusing our greatest business investment in two strategic growth areas:
Digital Media—providing tools and solutions that enable individuals, small businesses and enterprises to create, publish, promote and monetize their content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers. This is the core of what we have delivered for over 20 years, but we are evolving rapidly to provide these customers with more complete and integrated workflow to handle the plethora of new devices, formats and business models that are emerging.
Digital Marketing—providing solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers and chief revenue officers. We process over a trillion web transactions a quarter via SaaS, helping our customers with analytics and reporting, multi-channel campaign execution, delivering personalized web experiences and media monetization. This complements our digital media franchise, bringing together the art of creating content with the science of measuring and optimizing it, enabling our customers to achieve optimal business outcomes.

To capitalize on the potential in these two market areas, we made several significant changes in key areas of our business during the past year. We have made investments to increase the deployment of some of our products through new SaaS models, and to augment how we license our software to include a new subscription model for our creative products. We believe these business model changes will allow us to target new users, as well as increase the amount of recurring revenue we generate as a percent of our total revenue—creating the potential for our business to be more predictable.
We have also invested in the development of new products that address emerging customer needs in these two market areas and represent new revenue sources. In addition, we made several acquisitions during the past year to broaden the scope of our solutions. We believe the new products we are bringing to market, combined with products and technologies we have acquired, will make our Digital Media and Digital Marketing solutions more compelling to our customers.
While we have increased our investments in some products areas, we have similarly reduced our focus on some of our products at the same time. The resulting saved costs from the reduced focus in some product areas is being redeployed as investments into research and development, and into sales and marketing to drive higher growth potential in our two market focus areas.
Because of this transformation we have undertaken, as we enter fiscal year 2012 we believe we are uniquely positioned to be a leader in the emerging Digital Media and Digital Marketing categories where our mission to change the world through digital experiences resonates well with customers.
PRODUCTS AND SERVICES OVERVIEW
Entering fiscal 2011, we organized our products and services into the following businesses: Creative and Interactive Solutions, Digital Media Solutions, Digital Enterprise Solutions, Omniture, and Print and Publishing. We reported our financial results based on these named businesses, with the exception of Digital Enterprise Solutions which we reported in two segments: Knowledge Worker and Enterprise.
Effective in the first quarter of fiscal 2012, we modified our segments due to changes we made in how we operate our business. We have combined our prior Creative and Interactive Solutions segment with our Digital Media Solutions segment and our Knowledge Worker segment, and named it Digital Media. We also renamed our Omniture segment to Digital Marketing and combined it with our prior Enterprise segment. These changes reflect our focus on the two strategic growth opportunities outlined above. Our Print and Publishing segment, which contains many of our more mature products and solutions, continues to be reported as it was in fiscal 2011.
Accordingly, our three fiscal 2012 reportable segments will be Digital Media, Digital Marketing, and Print and Publishing. We will adjust our reportable segments at the beginning of fiscal 2012 to reflect these changes.
The following overview begins with a discussion of our results organized by our fiscal 2011 reportable segments. It follows with an explanation of our market opportunities and a discussion of our strategies to address our market opportunities in fiscal 2012 and beyond, organized by our new fiscal 2012 reportable segments.
Fiscal 2011 Business Segments Results
Creative and Interactive Solutions Fiscal 2011 Business Summary
Our Creative Suite 5 (“CS5”) family of products, which first shipped in fiscal 2010, incorporates Adobe technologies used by creative professionals into five Creative Suite editions and thirteen individual creative products, providing tools for the various creative disciplines our customers desire. Entering fiscal 2011, the adoption of CS5 was greater than that of its predecessor, Creative Suite 4 (“CS4”), due to its new feature set as well as an improvement in the general macro-economic environment. This caused overall revenue for CS5 to be stronger than revenue achieved with CS4 for a comparable period of time since their respective release dates.
In the second quarter of fiscal 2011, we delivered Creative Suite 5.5 (“CS5.5”), the newest release of our creative toolset. This release marked the start of a plan to deliver annual releases for our Creative Suite family of products to address the needs of our customers on a more timely basis than our prior release cadence of eighteen to twenty months. CS5.5 provided numerous feature enhancements, particularly in the areas of digital publishing for tablets, mobile content creation, website creation with new HTML version 5 (“HTML5”) capabilities, and advanced video content creation capabilities.
The launch of CS5.5 also included the introduction of a new subscription offering to attract more price-sensitive customers to license Creative Suite products. We believe the subscription option is valued by customers who seek the flexibility and affordability of monthly payments. Adoption of the new CS5.5 subscription offering indicated it attracted new customers to the product, many of whom would otherwise not have licensed it, as well as enticed existing users of older versions of the product to upgrade to the latest version.

Based on the success of CS5.5, as of the end of fiscal 2011 we experienced an increase in combined revenue for CS5 and CS5.5 when compared to similar periods of availability for CS4 and its predecessor Creative Suite 3 (“CS3”). In addition, CS5.5 maintained the strong run-rate of the Creative Suite business that was established by CS5, achieving one of the goals of moving to annual releases with the product family. Adoption of CS5 and CS5.5 in the education market was also strong during the year, resulting in record education revenue and contributing to the success of these releases.
Revenue derived from licensing of our Creative Suite editions equated to approximately 70% of the total revenue generated with the Creative Suite family of products. Licensing of individual Creative and Interactive products such as Dreamweaver, Flash Professional, Illustrator and InDesign also contributed to the success of CS5.5 in fiscal 2011.
In the fall of 2010 we introduced a beta of the Adobe Digital Publishing solution, an online, hosted publishing solution that works with InDesign and enables magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to mobile and tablet devices. In the Spring of 2011, we delivered an update to our Digital Publishing solution and made it generally available to all enterprise customers. Our Digital Publishing solution combines hosted services, flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on our Adobe Digital Marketing Suite. Content is created and enhanced through integration with CS5.5 to enable a complete workflow for the creation and delivery of content to mobile device users via our Content Viewer technology. As of the end of fiscal 2011, more than 1,200 published titles have been delivered to online app stores and newsstands, reflecting the success and strong adoption of Digital Publishing solution by our publishing customers. In the third quarter of fiscal 2011, we also delivered Digital Publishing Single Edition, which can be used by customers that want to publish their content as apps in app stores on an individual and ad hoc basis.
To help our customers create new content leveraging advancements in web standards, in the spring of 2011 we introduced a beta release of Adobe Edge, which is a new web motion and interaction design tool that allows designers to bring animated content to websites, using web standards like HTML5, JavaScript, and CSS3. We also delivered a beta release of Adobe Muse, which allows web designers to design and publish HTML websites without writing HTML code. Combined, more than 500,000 downloads of these pre-release tools occurred in fiscal 2011, indicating a strong desire of our customers to utilize these solutions and their capabilities.
At our Adobe MAX user conference in October 2011, we announced Adobe Creative Cloud, which is a comprehensive offering of creative services, Creative Suite desktop applications, new content creation touch-based apps for use on tablets, and community features that together, we believe, will redefine the content creation process. The full offering, marketed through a subscription model with attractive monthly pricing, is expected to be available in 2012 and is discussed later in the "Digital Media Market Opportunities and Strategies" section.
During fiscal 2011, we advanced the capabilities of our Adobe Flash Player with the release of Flash Player 11. Flash Player is a cross-platform, browser-based application runtime that provides viewing of expressive applications, content, and videos across most browsers and operating systems. New features in version 11 include 3D accelerated graphic support, native 64-bit operating system support, improved software encoding for cameras and protected HTTP dynamic streaming.
Adoption of Flash Player during the year remained strong on PC platforms as well as non-PC platforms where it is supported. Due to the frequent downloads of our client technologies such as Flash Player, we generate revenue through OEM relationships with companies where we include their technologies as part of the download offerings of our client technologies on PCs. In fiscal 2011, this download revenue grew when compared to fiscal 2010.
In fiscal 2011, we also broadened the reach of our cross-platform client technology named Adobe AIR. The AIR runtime enables developers to deploy standalone applications built with HTML, JavaScript, ActionScript, Flex, Flash Professional, and Flash Builder across platforms and devices - including Android, BlackBerry, iOS devices, personal computers, and televisions.
There have been approximately 500 million AIR downloads on PCs, with more than 12,000 apps built using AIR that are available on app stores such as Android Marketplace, Apple App Store, Blackberry App World and Amazon Appstore. In October, we extended the capabilities of AIR to mobile devices with the delivery of AIR version 3. AIR 3 enables 3D accelerated graphics rendering, native extensions for developers to utilize platform-specific features as part of their AIR code, and other platform-specific development features.
In the online video and rich media delivery market, we continued innovating to maintain and grow our market leadership position. During the year we achieved strong adoption of Adobe Flash Media Server (“FMS”) version 4.5 which now delivers media to multiple platforms including Apple iOS devices via RTMP and HTTP methods. Based on this adoption, we achieved strong year-over-year revenue for our family of media server products in fiscal 2011.

In the fourth quarter of fiscal 2011, we announced the acquisitions of TypeKit, for making expressive type available anywhere on the web, and Nitobi, the maker of PhoneGap. Nitobi is the creator and primary contributor to the open source PhoneGap framework, which allows developers to create device native mobile applications using HTML, CSS, and JavaScript. Both TypeKit and PhoneGap are planned to be integral parts of our Creative Cloud offering in fiscal 2012, which is discussed later in this section.
Digital Media Solutions Fiscal 2011Business Summary
Entering fiscal 2011, our Digital Media Solutions business, like our Creative and Interactive Solutions business, benefited from the strength of the CS5 release that occurred in fiscal 2010. In May of 2011, as noted earlier, we delivered CS5.5, the newest release of our creative toolset which included new versions of our video authoring products. Adoption of the new CS5.5 products in the second, third and fourth quarters of fiscal 2011, as well as ongoing adoption of our imaging products helped to drive year-over-year revenue growth in our Digital Media Solutions segment during the entire fiscal year.
Throughout fiscal 2011, we maintained our focus on making Photoshop the standard by which all other imaging products are measured. As an essential tool in most creative customer's workflow, many of our customers acquire its capabilities through the purchase of suites of our products, the management of which was handled by our Creative and Interactive Solutions business.
With our Photoshop family of products, including Photoshop Extended, Photoshop, and Photoshop Lightroom, we experienced year-over-year revenue growth during fiscal 2011. The new release of Lightroom version 3, used by professional and amateur photographers to manage, enhance and share their photographs, achieved strong adoption in its targeted market.
Similarly, our video authoring tools—including Adobe Premiere Pro, After Effects, Adobe Audition, and the suite containing them called Creative Suite Production Premium—achieved strong market share and revenue growth during the year due to new CS5.5 versions of the products and strong execution by our sales and marketing teams to position Adobe as a leader in the overall digital video solutions category.
During the fourth quarter of fiscal 2011, we released version 10 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 10 of Adobe Premiere Elements software which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. Adoption of these new releases helped to drive year-over-year revenue growth in this category during the fiscal year.
To capitalize on the increased use of smartphones and tablets, we released versions of applications which run on mobile devices, including Photoshop Express, which is a popular application and available for free on devices running Google Android OS and Apple iOS; Adobe Revel (formerly Adobe Carousel), which gives users access to their entire photo library from their Apple devices along with photo-processing features based on Lightroom; and Photoshop Touch—our newest tablet application leveraging the brand and capabilities of our popular Photoshop imaging franchise, which was made available for a fee on Android-based devices in the fall of 2011 and is expected to be released for Apple iOS-based devices in 2012.
In the fourth quarter of fiscal 2011 we announced our acquisition of Auditude, a video ad serving platform that increases the capabilities of our video product solution to enable our customers to deliver and monetize their media to PC, mobile, tablet and TV-screens that are connected to the internet. We believe the addition of Auditude strengthens our offering to help customers monetize their media assets on the web.
Knowledge Worker Fiscal 2011 Business Summary
In fiscal 2011, our Knowledge Worker revenue increased when compared to fiscal 2010 due to strong adoption of our Acrobat X release that launched in the fourth quarter of fiscal 2010. Helping to drive this performance was the success of our corporate and volume licensing programs, which allow customers who want to deploy Acrobat to many users to do so through convenient license acquisition and installation means. In addition, an increase in pricing resulted in an increase in the average selling price (“ASP”) of Acrobat during the year and helped to drive the revenue growth achieved.
Acrobat X, the tenth major version of our Acrobat family of products, contains new and improved features that improve user productivity, streamline document reviews, collect data in fillable PDF forms, protect PDF documents and other content, and share PDF documents with others. The product also extends the value proposition for knowledge workers to communicate and collaborate more effectively. During the year, we further extended the value of PDF to mobile devices with the release of native Adobe Reader applications for Android and iOS. We also increased our focus on security to guard against malicious use of PDFs and Adobe Reader. This focus included the regular release of product updates to address new security threats that were identified throughout the year, and also increased awareness by our customers to stay more current with the latest release of our products.

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
In the summer of 2011, we announced the acquisition of EchoSign, a provider of on-demand, web-based, electronic signature solutions. The addition of EchoSign, combined with the release of our Adobe FormsCentral solution and Export PDF, enables us to increase the value of document exchange services that we offer to our knowledge worker customers and thus increase the potential addressable market for our knowledge worker offerings.
Enterprise Fiscal 2011 Business Summary
In fiscal 2011, we achieved strong year-over-year revenue growth in our Enterprise business. This performance was driven primarily by the addition and increased adoption of our CQ5 Web Experience Management (“WEM”) solution, which we acquired with our acquisition of Day Software Holding AG ("Day") in the fourth quarter of fiscal 2010. Our market-leading WEM solution combines web content management, digital asset management and social collaboration offerings, and enabled our sales force to target organizations that need to transform their websites by enabling them to create, manage, distribute, and monetize content while optimizing the web, mobile, and social collaboration experience for their customers.
Adoption of our Adobe LiveCycle and Adobe Connect products slowed during the year when compared to prior years as we increasingly shifted our focus to marketing the benefits of our WEM solution to targeted enterprise customers. In November 2011, we announced a realignment of our business priorities which resulted in an increased focus on the Digital Media and Digital Marketing opportunities as we entered fiscal 2012. The core of our digital marketing offering is the combination of our Omniture and Day product lines, and with this business shift, we announced we are focusing our future go-to-market efforts for LiveCycle and Connect on government and financial services markets while scaling back significantly on other targeted markets. For Connect, we will continue to aggressively leverage and sell through our go-to-market partners.
Omniture Fiscal 2011 Business Summary
Our Omniture product family processes over one trillion transactions per quarter in a hosted environment for thousands of customers around the world. As we have broadened our investment and go-to-market capabilities with our Omniture products, we have increased our bookings and revenue while maintaining high customer retention rates for our enterprise customers. In fiscal 2011, Omniture revenue grew when compared to fiscal 2010.
Our flagship Omniture product, Adobe SiteCatalyst, anchors our analytics business and represented approximately 50% of Omniture revenue reported for fiscal 2011. The percentage of revenue beyond analytics represented by additional types of services which are part of our Digital Marketing Suite has been increasing. Revenue from these additional services, which include Test&Target, Scene7 and new services such as Adobe SocialAnalytics that was launched in the second quarter of fiscal 2011, and the acquisition of Demdex for data management, grew steadily in fiscal 2011, resulting in larger engagements and transactions with our customers. As a result, we increased the number of customers that spend more than $500,000 on an annual basis by more than 25% as compared to fiscal 2010.
In March 2011, we began to integrate our Omniture products with our newly acquired Day offering for WEM. Customer interest in a combined offering of Omniture plus Day increased throughout the year, resulting in our decision to substantially grow our investment in the digital marketing market area. As previously discussed, our unique value proposition and successful customer proof points during the year with this combined offering resulted in our decision to focus on the large digital marketing opportunity. This is further discussed in the "Digital Marketing Opportunity" section.
Print and Publishing Fiscal 2011 Business Summary
In fiscal 2011, we maintained a consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business. During the year we delivered version 3 of our Technical Communication Suite, which is a set of tools for technical publishing, and version 2.5 of our eLearning Suite, which is a complete set of tools for creating professional eLearning courseware.
Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and we believe our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the PostScript and Adobe PDF standards for use by this industry. We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices, and in fiscal 2011, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.
Fiscal 2012 Business Segment Market Opportunities and Strategies
Digital Media Segment
Digital Media Market Opportunities and Strategies
We believe we are at a key inflection point in the history of the internet. Convergence of major trends is occurring which is driving changes in consumer behavior and expectations. These trends include the rise in use of smartphones and tablets, increased internet access speeds, new business models driven by online commerce and app stores, the increase in media and entertainment made available online, the impact of social online communication, and software delivery transitioning from prior PC delivery models to cloud-based services.
These trends and changes are having a profound impact on our customers. Adobe customers—large and small—are rethinking its online presence, addressing concerns such as how to make its site more dynamic, how to manage visitors from both PC and non-PC devices, whether to invest in web browser-based applications or create individual mobile apps, and how to transition from legacy content delivery methods to new models which present new revenue streams. For our customers, these challenges create a great deal of complexity in their workflows and cost structures. For Adobe, these challenges and the complexity our customers face are growing the size of the markets we can target.
In fiscal 2012 with our newly named Digital Media business, we believe these market conditions present significant opportunities for Adobe to rapidly deliver product innovation, access new market segments, increase engagement with our customers, transition our business to more of a recurring revenue model, and accelerate our revenue growth. Our goal is to be the leading provider of tools and services that allow individuals, small businesses and enterprises to create, publish, promote and monetize their content anywhere.
The flagship of our Digital Media business is our Creative Suite family of products. Consisting of thirteen individual products and five suites that contain different configurations of these products, we focus on the needs of creative professional customers, which include graphic designers, production artists, web designers and developers, user interface designers, writers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They use and rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and, document creation and collaboration. They work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses, and individual freelancers.
Our Creative Suite family of products is used by creative professionals to create much of the printed and on-line information people see, read and interact with every day, including newspapers, magazines, websites, mobile apps, catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture and fine arts. Knowledge workers, educators, hobbyists and high end consumers also use our creative products to create and deliver content that is of creative professional quality.
We believe the innovation we deliver in the tools and solutions our customers use enables the future of digital media. Our creative solutions are mission-critical to customers such as publishers, advertisers and media companies; they rely on Adobe tools and technologies to create highly compelling content, deliver it across diverse media and devices, and then optimize it through systematic targeting and measurement. For example:

•
Publishers around the world are striving to embrace the digital age to build distinctive brands, develop sustainable business strategies, achieve greater profitability, and deliver optimized content to fragmented audiences on an expanding array of smartphones, tablets, e-readers, and other devices. Their audiences seek compelling, media-rich experiences, wherever they go, using their preferred devices.

•
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

•
Media companies also face a shifting landscape as traditional media delivery evolves into multiple channels for media companies to deliver and monetize their content. As more premium video content and entertainment is delivered over the internet to PC, smartphone and tablet screens, as well as internet-connected TVs, media companies are looking to create new revenue streams through subscription services and ad-based revenue models to supplement their historical forms of revenue.

The challenges facing customers such as these not only exist in how they create and deliver their content, but also in how they manage, measure and optimize their content. Adobe's value proposition extends beyond our historical focus on content creation to other critical aspects of our customers' workflow, with how we can integrate the capabilities of our analytics and web optimization solutions, as well as our WEM solution. These are discussed later in the "Digital Marketing Opportunity" section.
Historically, we delivered new releases of our Creative Suite tools every eighteen to twenty months. With the release of CS5.5 in the second quarter of fiscal 2011, we moved to an annual release cycle for our products. This change in product release cadence enabled us to deliver more frequent innovation to our customers to address their challenges. It also enabled Adobe to offer a new monthly subscription offering, with the expectation of more frequent updates to key applications our customers use. The lower monthly fee, as opposed to the higher upfront perpetual license fee required to license our software, enables cost-sensitive new users to acquire the product, as well as users of older versions of the product to migrate to the latest version at a lower upfront cost. The subscription offering also enables users to have immediate access to software updates and new innovations that we implement in our creative products in between annual release dates of the products.
Given our success in attracting new users to our initial subscription offering, combined with how cloud-based services are increasing as a means to deliver more value to software users, we announced in October 2011 a major new offering to deploy and license our creative tools moving forward. At our Adobe MAX user conference we introduced Creative Cloud, which is a comprehensive offering of our Creative Suite desktop applications combined with creative services, new content creation touch-based apps for use on tablets, and community features that together we believe will redefine the content creation process.
Creative services offerings anticipated to be included in our Creative Cloud offering include integrated publishing services like Business Catalyst for hosting and running websites, and Digital Publishing Suite Single Edition for publishing and monetizing digital content as apps on tablet devices. We also anticipate our creative services will include access to: TypeKit, for making expressive type available anywhere on the web; Adobe Story Plus for cloud-based, collaborative scriptwriting and scheduling for professional writers and preproduction professionals; and file storage in the cloud, to seamlessly access, synchronize and share content between a member's Creative Cloud account and their PC and tablet devices. Some of these services will be included when Creative Cloud is initially made available, and others are expected to be rolled out over time.
Our Creative Cloud offering, marketed as a subscription model with attractive monthly pricing, is expected to be available in 2012 and we believe it will be a catalyst for revenue growth in the coming years. By increasing the value we provide to our core creative customers with Creative Cloud services, we anticipate we can grow our revenue per customer over time as they begin to use additional features available to them in the offering. We also believe the monthly pricing model will be attractive to users of older versions of our products who desire to use our latest releases and services, but who have not been willing to upgrade to newer versions due to their price sensitivity, and, therefore, will increase our revenue potential with them.  Similarly, we anticipate we can drive significant new user adoption for our creative tools business over the next several years in markets outside of our core creative professional targeted market because of the attractive monthly subscription pricing combined with the strong brand of our creative tools and the broad value proposition that our Creative Cloud offering will provide.
In addition to a monthly subscription price that will provide access to use of all of our latest creative tools and services, we anticipate we will offer subscription pricing for Creative Cloud for some of our key point products, as well as for users in the education market.  We believe this too will drive new user acquisition and increase our revenue over time.
The impact of this business model shift based on the product offering and the subscription pricing will affect the revenue flow to Adobe as customers make a shift from paying upfront for the use of our software to a model where they pay over time. We expect this will increase the amount of our recurring revenue driven by Creative Cloud adoption over the next several years.
In addition to the shift in how we develop, market and license our creative tools to our customers, we have also implemented several initiatives to drive additional revenue in our Digital Media business. They include delivering advanced publishing services, enhancing the capabilities of our solutions to utilize new innovations in HTML5, and enhancing our video delivery and advertising solutions.
As discussed earlier, Adobe Digital Publishing solution is an online, hosted publishing solution that enables magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices. Our Digital Publishing solution utilizes flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on our Adobe Digital Marketing Suite. Content is created and enhanced through integration with CS5.5 to enable a complete workflow for the creation and delivery of content to mobile device users via our new Content Viewer technology.
As of the end of fiscal 2011, more than 1,200 published titles have been delivered to online app stores and newsstands, reflecting the success and strong adoption of Digital Publishing solution by our publishing customers. The newly released Digital Publishing Single Edition, which can be used by customers that want to publish their content as apps in app stores on an individual and ad hoc basis, increases our market opportunity to target anyone wanting to deliver a publication via app stores. We also anticipate Digital Publishing Single Edition will be an additional service offered as part of our Creative Cloud solution in fiscal 2012.
Our Business Catalyst product is another publishing service that has enjoyed strong growth over the past few years. The solution enables small-and medium-sized businesses to create and deliver a website through our hosting services. To date, over 22,000 sites are hosted with our Business Catalyst offering. Like the Digital Publishing Single Edition, we anticipate Business Catalyst will be useful to our Creative Cloud customers as part of the new offering.
Adobe has long been an innovator in helping drive the HTML standards process and then delivering the best tools in the market to create websites based on HTML innovations that are enabled in browsers. As HTML5 adoption increases in the industry, it becomes a significant catalyst for revenue growth in our solutions. To address this opportunity, we are innovating across the spectrum of content creation, content delivery, and content display in browsers and mobile apps. Our innovation includes adding new capabilities to the HTML5 specification, contributing technology to open standards such as jQuery (an HTML and JavaScript library to assist with creating websites) and Webkit (the open source foundation for many popular web browsers), and adding new features to products such as InDesign and Dreamweaver to utilize these innovations occurring in web browsers. It also includes the creation and delivery of brand new HTML5-based products such as Adobe Edge, a web motion and interaction design tool; and Adobe Muse, which allows web designers to design and publish HTML websites without writing HTML code. Both of these new tools are expected to be released as subscription-based services as part of our Creative Cloud offering in fiscal 2012.
At the end of fiscal 2011 we began delivering a series of content creation tools which run on tablets such as Android and iOS-based devices. New Adobe touch apps include Photoshop Touch, Adobe Collage, Adobe Kuler, Adobe Proto and Adobe Debut. These add to existing apps we already have in the market, including Photoshop Express, Adobe Ideas and Adobe Revel. Features and capabilities of these tools are discussed later in the "Digital Media - Touch App Products" section. In addition to charging for the use of these tools in app stores, we believe the availability of these tools as part of our Creative Cloud offering will be a key benefit to users who subscribe to it. The Adobe touch apps integrate with Creative Cloud to enable customers to move between the apps and Creative Suite software, and to view, access, share, and present creative work from anywhere.
With our video solutions built around Adobe Premiere Pro, After Effects, and the Creative Suite Production Premium Suite that contains them plus other capabilities, Adobe is a leader for video and special effects editing. With our Adobe Media Server and Adobe Pass solutions, we enable video delivery capabilities to stream video over the internet in Flash video and other popular formats to PC and non-PC devices. Providing content protection, and enabling advertising models with our new video ad serving platform that we obtained in our acquisition of Auditude—combined with applying segmentation and targeting when integrated with the Digital Marketing Suite—provides Adobe with a unique end-to-end value proposition to help media companies move their video assets online and monetize them.
In addition, our media products and services enable broadcasters, event organizers and marketers to reach the broadest possible audience with live video delivery as well. We believe we can drive revenue growth in this market through the adoption of our tools, the use of our media servers, and the shift of ad dollars to online advertising as part of video delivery in fiscal 2012.
While we increase our investments in our solutions utilizing HTML5, we also continue to innovate in our Adobe Flash technologies. The broad reach and rapid adoption of the newest versions of our Flash technologies on personal computers allows us to rapidly innovate with our software which utilize these technologies—enabling our customers to deliver new and more engaging experiences to their constituents with the widest range of media that leverages the latest advancements in operating systems, platforms, devices and rich media technologies. Going forward, we are most focused on enhancing the gaming and premium video delivery aspects of our Flash technology-based solutions for PC use.
We also continue to invest in our cross-platform client technology named Adobe AIR. The AIR runtime enables developers to deploy standalone applications and games built with ActionScript, Flex, Flash Professional, and Flash Builder across platforms and devices—including Android, BlackBerry, iOS devices, PCs, and televisions.
Supplementing our AIR strategy is our PhoneGap Build offering. Based on the open source PhoneGap framework, PhoneGap Build enables users to build cross-platform mobile applications using HTML5 and JavaScript that run on popular mobile operating systems such as Android, iOS and BlackBerry.

As millions of web developers and website designers look to build mobile apps to increase their engagement with their constituents, we believe our AIR and PhoneGap solutions enable them to build cross-platform apps as well as reuse existing browser-based content they've created to deliver standalone apps on popular smartphones and tablets.
Document Services Market Opportunities and Strategies
As part of our Digital Media focus, we address the needs of the knowledge worker customer whom we define as someone working in document intensive industries, focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions such as accountants, attorneys, architects, educators, engineers, graphic designers, insurance underwriters and stock analysts. These jobs typically require the sharing of information either as a static, published document or as a collaborative, interactive document.
Knowledge workers must create information and content from a variety of sources and software applications, and be able to exchange this information within a reliable format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected, authenticated, or securely managed and controlled.
Document-based collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail or through web conferencing technologies. Knowledge workers who participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization's employee base, or be an external consultant or third-party partner.
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
Since the early 1990s, our Acrobat family of products has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or interacted with utilizing the free Adobe Reader. Available in different versions which target a variety of user needs, Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of ad hoc tasks involving digital documents ranging from simple publications to forms to mission critical engineering and architectural plans. Although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who need capabilities such as those provided by Acrobat who have not yet licensed an Acrobat solution.
For several years, we have offered our Acrobat.com hosted service to provide knowledge workers with centralized online file sharing and storage capabilities, as well as simple PDF creation, converting PDF to other file formats, and personal web conferencing services with Adobe ConnectNow. In addition to complementing our Acrobat desktop solutions, Acrobat.com has served as an introductory service for knowledge workers who wish to utilize PDF-creation capabilities and the Adobe Reader, but have not yet licensed an Acrobat desktop solution.
In fiscal 2012, we plan to continue to market the benefits of our knowledge worker solutions to small-and medium-sized businesses, large enterprises and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets.
In the coming year, we also intend to build on our experience with Acrobat.com to provide additional cloud-based document services which augment our Acrobat strategy. Our Adobe SendNow feature is one aspect of our strategy, allowing users to deliver large electronic files over the web with security and fidelity.
Another aspect of our document services strategy is targeting the market of electronic signatures used to sign contracts. In fiscal 2011 we acquired EchoSign, a provider of on-demand, web-based, electronic signature solutions. Utilizing a simplistic model that doesn't require scanning software, signature pads or digital certificates, EchoSign is used to sign nearly one million contracts per month. We intend to integrate EchoSign's solution into our offerings, and it will be a cornerstone for how we grow our document services, cloud-based revenue in fiscal 2012. In addition, by making the cloud-based EchoSign capabilities available to millions of Adobe Reader users, we believe we can substantially grow the awareness of our solution in the broader contract delivery and signing market particularly where paper and overnight express mailing continues to be used.

Digital Marketing Segment
Digital Marketing Opportunity
Consumers today can interact with businesses across multiple channels and devices, and it is up to businesses to figure out how to best attract, engage, acquire and retain customers in a world where the reach and quality of experiences directly impact success. Marketing executives need to know that their investment is optimizing consumers' experiences and delivering the greatest return on their marketing spend. Online marketing goals must map clearly to overarching business objectives, and marketing executives are expected to demonstrate the success of their programs using solid metrics. In this environment, gleaning insight in real time across channels is essential.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. This market opportunity is accelerating as Chief Marketing Officers (“CMOs”) and marketers are being given spending budgets to utilize new tools and solutions that enable them to migrate their marketing to be more digital-based.
To enable this transformation, CMOs and marketers require new content architectures, new analytic systems, new media buying systems and optimization systems to increase the effectiveness of their engagement with customers. Driving visitor traffic to websites (broadly defined as a customer's digital presence, including its traditional site, mobile site, pages and apps on social networks, and all other content that is distributed throughout the internet) was an early goal of digital marketing spend, but this has broadened to include the need to measure and understand customer web traffic patterns and the effectiveness of their visitor acquisition efforts. Web analytics solutions have provided insight for digital marketers and web analysts that helps them optimize their online ad spending. Moving forward, the goals of digital marketers have evolved to include how websites and marketing campaigns can convert visitors to customers, and how these websites and marketing campaigns can be more personalized to drive better engagement and higher revenue.
Our Digital Marketing Business Unit targets this large and growing opportunity by providing a comprehensive solution that includes web analytics, online business optimization and web experience management products, solutions and services. We deliver these capabilities through our Digital Marketing Suite, which is our umbrella offering and includes our Day CQ5 WEM offerings as well as the offerings gained through our acquisition of Efficient Frontier, a leader in optimizing multi-channel and auction-based digital advertising across search, display and social media. Customers use these products and services to manage and optimize online, offline, digital and multi-channel business initiatives.
The Adobe Digital Marketing Suite is a collection of web analytics marketing campaign management and website optimization products that provide insight into the performance of online marketing initiatives, empowering organizations to make informed decisions, and ensure the success of online marketing programs for both advertisers and publishers. Our offering:

•	Enables digital marketers to align online marketing initiatives with overarching business objectives and demonstrate the success of online marketing programs using metrics

•	Manages, collects, and brings data together from multiple systems into a flexible, integrated platform

•	Provides real-time business intelligence through segmentation, dashboards and reports that managers can use to gain a complete picture of how consumers are interacting with the business

•
Creates the ability to monetize and share data through audience optimization capabilities; publishers can quickly identify audiences that match the profiles that advertisers are demanding—and maximize the value of their digital assets

•
Optimizes ad spend by maximizing the impact of a company's advertising spend across and within channels—including search, display, video, mobile, social media and other digitally connected forms of media—to yield the greatest returns

•
Delivers relevant and engaging digital content across channels that boosts key performance metrics, whether it is a customer purchase, engagement, a download, form completion, or other desired outcome.

As part of our Digital Marketing Suite, our Day WEM solution enables us to help organizations re-platform their websites by enabling them to create, manage, distribute, and monetize content while optimizing the web, mobile, and social collaboration experience for their customers. Combining our Digital Marketing Suite and Day offerings into a more robust offering enables our customers to effectively manage all aspects of how they engage their customers and constituents through their websites. More specifically, we believe we can enable the delivery of customer-facing web and mobile solutions by extending enterprise services beyond interactive applications, documents, and workflows to include comprehensive WEM such as personalization of content, rich media delivery capabilities, mobile application delivery, social collaboration and deep integration into back-office systems such as e-commerce platforms.

Users of our digital marketing solutions include marketing professionals such as the chief marketing officer, marketing managers, online marketing managers, search engine marketers, media managers, media buyers and marketing research analysts. Customers also include web content editors, web analysts and web marketing managers. These customers often are involved in workflows that utilize other Adobe products, such as our digital media tools and our video workflow and delivery technologies.
These users are faced with several major market trends, and their choices for how they address these challenges are creating opportunities for our digital marketing business:

•
Broad commercial utilization of the internet—The internet has fundamentally altered the way businesses and consumers purchase and consume goods and services. It has also redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Because of this, businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency. We expect that the scope and scale of commercial internet usage will continue to increase. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of internet usage. Internet commerce should also continue to grow. Proliferation of online marketing and customer response channels—such as mobile, digital video, and social networks—will continue to generate interactions that need to be measured, analyzed and optimized across channels.

•
Need to measure online business—In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, we believe businesses require timely and accurate measurement of customer behavior. The proliferation of internet usage and the fact that nearly every user interaction on a website (or other digital medium such as mobile phone applications, set-top boxes, kiosks, point of sale systems or any IP connected device) can be captured by the owner of the website, or other digital medium, have resulted in the creation of an unprecedented amount of data about how a business' customers interact and transact business with it. Businesses are increasingly realizing the benefit of using information gained from online and other digital customer interactions to improve functional areas, such as sales, customer service, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of internet activity also enables businesses to determine how customers arrived at their online destinations, such as through paid search, a display ad or a social media website. It also enables businesses to determine which advertising mediums are yielding the greatest ROI, including whether visitors convert to customers once they have reached their destination site.

•
Opportunity to optimize and automate online business—Measuring online activity and automating the capture and analysis of data are important for making informed business decisions. Businesses also need to leverage data to optimize the results of their online business activities. For example, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting on deeper information, such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), time spent and quality of interaction (engagement), eventual conversion (desired customer action taken in subsequent visits) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels (attribution). Business success metrics can also vary based on the industry or vertical market—for example, media companies drive engagement to optimize subscriptions and online advertising revenue, whereas retailers and e-commerce companies focus on promotions and maximizing online purchases. Online businesses utilize a large and growing number of complex and diverse advertising and communication channels to market to customers, including display advertising, paid and natural search advertising, e-mail, social media marketing, affiliate marketing, blogs, podcasts, video, games, RIAs and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online activity more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to optimize their advertising spending and make adjustments in the way channels are utilized and align the amount of resources that are allocated to each of them.

Given the market trends described above, we believe the combination of our Digital Media tools, our Digital Marketing solutions, including our Day WEM offering and the offerings gained through our acquisition of Efficient Frontier, helps customers to more efficiently and effectively create, measure, analyze and optimize those experiences—creating a complete feedback loop. With this broad platform, Adobe has the opportunity to deliver an end-to-end workflow that will allow customers to create, deliver, monetize, and optimize the impact and business results of their content and assets.

Digital Marketing Strategy
In the coming year, our plan is to build upon the momentum we achieved in fiscal 2011 by focusing on four key initiatives:

•	Analytics & Reporting—Enhancing our web analytics and reporting offering

•	Personalized Engagement—Driving improved capabilities for personalized engagement

•	Multi-Channel Campaign Management—Enabling our customers to implement solutions for multi-channel campaign management

•	Media Monetization—Creating a more robust offering for customers to monetize their media.
In analytics and reporting, we will focus on helping our customers understand the performance of their business across all digital channels and support their needs for integrating offline channels (through offerings like Adobe Insight). Customers desire to know what the performance is across their efforts in video, social, mobile and email campaigns, and look at that holistically. To do this, they require an analytics platform that can assemble data across all those channels to gain better insight and drive informed decision making.
Personalized engagement is a priority for digital marketers; once they obtain visitors to their websites, they desire to create the best possible experience for their visitors. With analytics data and web optimization solutions, they can also personalize that experience to make it dynamic and relevant to each visitor. Our digital marketing and WEM offering can help its users author, manage and deliver personalized experiences based on many criteria, including analytics data related to a visitor's prior visits to a site, or based on their purchasing history, or what keyword they clicked on in a web search that brought them to a site or in many cases, to a distributed part of its site such as a social network page or app for that customer. The Context Optional functionality acquired through our acquisition of Efficient Frontier enables customers to build and deliver engaging experiences on social networks. With geo-location services on smartphones and tablets, insight can be gained on the geographic location of a visitor, leading to personalized content and marketing offers for that particular geographic market. Delivering content pertinent to PCs versus mobile devices is also a factor. With improved integration in our analytics, visitor conversion tools and Day WEM offering, we can offer a complete solution for personalized engagement.
As more marketing spend moves towards digital delivery, marketers have to spend and optimize their ad budgets across many digital channels including search, display, video, mobile and social. These channels are rapidly evolving and innovative technology is required for marketers to keep up, particularly because we do not see these channels operating in silos, rather they operate as a portfolio of activities that must be managed and optimized as such. They need to understand what is working, and what is not working. For example, a particular creative asset may drive more conversion on a particular social site, but not on its PC-based site, or visitors to a mobile site may be more enticed to purchase based on a particular offer versus another. Across all these channels, customers face the challenge of selecting which campaigns and digital assets to deploy. And they wish to do this real-time. We believe this presents a large and untapped opportunity for Adobe to help digital marketing customers manage this complexity and achieve results.
In the area of media monetization, a customer such as a Chief Revenue Officer regularly asks the question, “How do I sell my available advertising inventory for higher rates, across all the digital channels available to me?” We believe, through our Digital Marketing Suite offering combined with our new data management capabilities, we can help customers such as publishers gather data and adjust their advertising sales models to optimize their revenue. Key aspects of our strategy in media monetization are to help our customers segment and target specific audiences, perform audience research, and manage the data associated with their targeted audiences. With our acquisition of Auditude, we also believe we will be able to further help our customers monetize their media by applying these segmentation and targeting capabilities to increase the revenue they obtain through ad delivery in online video.
As part of these initiatives, we believe we can accelerate the growth of our digital marketing business by expanding our go-to-market strategy to include new geographies and vertical markets where Adobe has a strong presence. We also believe we can grow the business by expanding what we offer and better integrating the services in our Digital Marketing Suite, including improving integration with our digital media tools and our Day experience management products, and by delivering “one click” optimization capabilities for vertical market solutions such as our Digital Publishing solution and our video delivery and monetization platform.
Digital Enterprise Solutions Strategy
Our Adobe LiveCycle and Adobe Connect products help customers automate paper intensive processes, improve collaboration, provide better customer service and reduce costs. We believe our offerings can transform customer experiences in these markets.

With our LiveCycle offerings, we enable our customers to eliminate paper and move to automated forms-based workflows, which continue to be key challenges in enterprises and governments around the world. Paper remains prevalent throughout industries and governments, and many organizations are seeking to drive down operational costs related to paper use and workflows involving paper-based documents. During the past decade, there has been considerable progress made towards moving away from paper-based workflows. However, we believe there still remains a significant opportunity to deliver solutions that focus on this opportunity.
Adobe Connect provides capabilities for live web conferencing, as well as delivering on-demand rich presentations through an on-premise server or as a hosted service and for recording and delivering such content later. Web conferencing services are provided via the ubiquitous Adobe Flash Player client on PCs, as well as through smartphone and tablet device applications running natively on operating systems such as Apple iOS and Android.
In the fall of 2011, we announced we would align our enterprise go-to-market efforts around our digital marketing solutions. As part of this decision, we indicated our LiveCycle and Connect offerings will be focused primarily on two key vertical industries: financial services and government. For these customers, we offer comprehensive, scalable, secure and reliable server products, SaaS offerings and tools to develop applications tailored to their specific information and business process requirements.
Print and Publishing Segment
Our Print and Publishing business segment contains several of our products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web application development and high-end printing. These opportunities and the key products we offer to address them in fiscal 2012 are reviewed below.
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
Our ColdFusion offering provides fast and easy ways to build and deploy powerful internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search and graphing and charting-enabling customers to more fully engage their constituents with better web experiences.
Graphics professionals and professional publishers require quality, reliability and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by this industry. We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2012, we plan to continue to enhance PostScript as well as utilize PDF enhancements to maintain these formats as standards in publishing and printing work flows.
Fiscal 2012 Business Segment Products
Digital Media —Creative Products
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
Adobe Creative Cloud—a new, comprehensive offering of creative services, Creative Suite desktop applications, Adobe Touch Apps, and community features that together are expected to be offered in fiscal 2012 on a subscription basis.
Adobe Creative Suite Design Premium—an integrated software solution that creative professionals can use as a platform for print, web and mobile content publishing; combines Acrobat Pro, Dreamweaver, Flash Catalyst, Flash Professional, Illustrator, InDesign and Photoshop Extended technologies with a file management and control center called Adobe Bridge, a tool used to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices called Adobe Device Central, and Adobe Connect software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

Adobe Creative Suite Design Standard—an integrated software solution that creative professionals can utilize for professional design and print production, page layout, image editing, illustration and Adobe PDF workflows; combines Acrobat Pro, Illustrator, InDesign and Photoshop technologies, Adobe Bridge, Adobe Device Central and Adobe Connect software.
Adobe Creative Suite Master Collection—an integrated software solution which provides all the tools creative professionals require to create content for every design discipline in one offering; provides capabilities for professional page layout, image editing, vector illustration, print production, website design/development, rich interactive content creation, visual effects and motion graphics, video capture/editing/production, DVD titling and digital audio production; includes Acrobat Pro, After Effects Professional, Adobe Contribute, Dreamweaver, Adobe Encore, Adobe Fireworks, Flash Builder, Flash Catalyst, Flash Professional, Illustrator, InDesign, Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies, Adobe Bridge, Adobe Device Central, Adobe Connect and Adobe Dynamic Link which enables intermediate rendering for a smoother workflow between video production tools.
Adobe Creative Suite Production Premium—an integrated software solution that provides creative professionals a complete post-production solution consisting of video, audio and design tools that can be utilized to create and deliver content to film, video, DVD, Blu-ray Disc, television broadcast, the web and mobile devices; combines Adobe Premiere Pro, After Effects, Photoshop Extended, Flash Professional, Flash Catalyst, Illustrator, Encore, Adobe OnLocation, Soundbooth and Adobe Story technologies, and the following additional components: Adobe Bridge, Adobe Device Central and Adobe Dynamic Link.
Adobe Creative Suite Web Premium—an integrated software solution that provides creative professionals a complete solution for creating interactive websites, applications, user interfaces, presentations, mobile device content and other digital experiences; allows users to prototype web projects, design website assets, build web experiences and efficiently maintain and update web content; combines Acrobat Pro, Contribute, Dreamweaver, Fireworks, Flash Builder Standard, Flash Catalyst, Flash Professional, Illustrator and Photoshop Extended technologies, Adobe Bridge, Adobe Device Central, Adobe Connect software and Adobe Dynamic Link.
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
Adobe Digital Publishing solution—an integrated, online, hosted publishing solution that enables magazine and newspaper publishers, as well as individuals, to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices; combines hosted services, flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on our Digital Marketing Suite; content is created and enhanced through integration with CS5.5 to enable a complete workflow for the creation and delivery of content to mobile device users via our new Content Viewer technology.
Adobe Dreamweaver—a professional software development application used by designers and developers to create a broad range of web solutions for publishing online commerce, customer service and online educational content; includes capabilities for visually designing HTML5 pages, coding HTML5 and application logic and working with application server technologies.
Adobe Edge—new web motion and interaction design tool that allows designers to bring animated content to websites, using web standards like HTML5, JavaScript, and CSS3.
Adobe Encore—professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats including Blu-ray, ensuring a wide degree of playback compatibility.
Adobe Fireworks—a professional graphics design tool that allows users to rapidly prototype and design websites and web application interfaces while giving professional designers and developers tools for creating images that can be deployed to web browsers, Adobe Flash Player and Adobe AIR; integrates with Dreamweaver, Flash and Photoshop, and supports AIR application development.
Adobe Flash Professional—provides an advanced development environment for creating internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Flash Professional are deployed via the web to browsers that run Adobe Flash Player, and to devices as installable applications using Adobe AIR.
Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications, websites and video production.

Adobe InCopy—an editorial tool for collaboration between writers, editors and copy-fitters; InCopy is a companion to InDesign.
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
Adobe Muse—new offering in beta release which allows web designers to design and publish HTML5 websites without writing HTML code.
Adobe Photoshop—provides photo design, enhancement and editing capabilities for print, the web and multimedia; used by graphic designers, professional photographers, web designers, professional publishers and video professionals, as well as amateur photographers and digital imaging hobbyists.
Adobe Photoshop Express—an online hosted service that provides customers with the ability to view, enhance and share their photos. It also provides photo backup services and was initially launched as Photoshop.com.
Adobe Photoshop Express Mobile—offers the ability to edit and share photos virtually anywhere from smartphones and tablet devices; runs on Apple iOS and Android OS operating systems.
Adobe Photoshop Elements—offers powerful yet easy-to-use photo editing functionality plus intuitive organizing, printing and sharing capabilities for amateur photographers and hobbyists who want to create professional-quality images for print and the web.
Adobe Photoshop Extended—provides the capabilities of Photoshop, plus additional tools for editing 3D and motion-based content and performing image analysis; targeted for: film, video and multimedia professionals; graphic and web designers using 3D and motion; manufacturing professionals; medical professionals; architects and engineers; and scientific researchers.
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
Adobe Premiere Pro—professional digital video editing software used to create broadcast quality content for video, film, DVD, multimedia and streaming over the web; includes Adobe Encore for professional DVD authoring and creation.
Adobe Soundbooth—an application that provides video editors, designers and others who do not specialize in audio with the tools that they need to accomplish audio-based tasks in their everyday work, such as removing noise from recordings, polishing voiceovers and customizing music to fit a video or animation production.
Adobe Story—an online collaborative script development tool currently in beta release and made available as a hosted service; can be used to begin the planning and preproduction phase of video workflows to be integrated with other Adobe products; developed to create more efficient video production workflows while reducing production costs, Adobe Story automatically turns content in scripts into relevant metadata that can be used throughout the Adobe digital video workflow.
Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via e-mail, CD, DVD, PowerPoint or live over the internet.
Business Catalyst—hosted software service that provides an all-in-one capability to develop, maintain, and run a website to implement marketing campaigns and sell products online.

TypeKit—subscription-based cloud service that provides the delivery of hosted, high-quality fonts for use on websites; enables designers and developers to deliver beautiful type that enhances the web experience; TypeKit fonts are offered as a standalone service, and in the future, as part of Adobe's Creative Cloud service.
Digital Media —Touch App Products
Adobe Revel—new touch-based tablet app and service formerly called Adobe Carousel; gives users access to their entire photo library from all of their Apple devices; allows users to utilize powerful photo-processing technology based on Photoshop Lightroom software to enhance their images.
Adobe Collage—new touch-based tablet app; enables users to capture their ideas and concepts by combining images, drawings, and text into conceptual moodboards on tablet devices.
Adobe Debut—new touch-based tablet app; enables the presentation of Creative Suite designs anywhere in an app built for tablets.
Adobe Ideas—a vector-based sketching software application for mobile tablet devices such as an Apple iPad; designed to enable creative professionals to capture their ideas and be a companion tool for other professional design applications from Adobe, including Illustrator and Photoshop.
Adobe Kuler—a tablet-based tool for creatives to create, explore, download, and share color themes that can inspire their design projects.
Adobe Photoshop Touch—new touch-based tablet app; enables users to transform images using core Photoshop features in an app custom-built for tablets.
Adobe Proto—new touch-based tablet app; enables web designers to create interactive wireframes and prototypes of websites and mobile apps on tablets.
Digital Media—Developer and Platform Products
Adobe AIR—client software that allows developers to use existing web development skills (e.g. HTML, Ajax, Flash and Flex) to build and deploy rich internet applications (“RIAs”) on the desktop and on non-PC devices.
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
Adobe Flash Platform Services—services that enable developers and publishers to distribute and monetize applications across multiple distribution channels.
Adobe Flex—a free, open source framework for building applications that deploy consistently on major browsers, desktops, and computer operating systems by leveraging the Adobe Flash Player and Adobe AIR runtimes.
PhoneGap Build—PhoneGap is a free, open source framework for building cross-platform mobile applications using HTML5 and JavaScript that run on popular mobile operating systems such as Android, iOS and BlackBerry; PhoneGap Build is our solution to assist developers with creating mobile applications which leverage the open source framework.
Digital Media—Adobe Media Server Products
Adobe Flash Access—a scalable, flexible content protection solution that enables the distribution and monetization of premium video content delivered online; the successor to Adobe Flash Media Rights Management Server.

Adobe Media Interactive Server—a configuration of our streaming media capabilities to deliver secure, high-quality video on demand, video blogging and messaging, web conferencing and live video capabilities that can be viewed via Adobe Flash Player and Adobe AIR; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.
Adobe Media Enterprise Server—a configuration of our streaming media capabilities to deliver large-scale, secure, high-quality video on demand, video blogging, messaging, web conferencing and live video, and real-time communication capabilities that can be viewed via Adobe Flash Player and Adobe AIR; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.
Adobe Media Live Encoder—a free media encoder and live audio and video capture software that streams audio and video in real time to Adobe Flash Media Streaming Server software or Adobe Flash Video Streaming Service; enables web broadcasts of live events such as sporting events, concerts, webcasts, and news and educational events.
Adobe Media Playback—a free media player that can be used by any website with only a few lines of HTML, enabling playback of video in the FLV file format and other media; has an extensible plug-in architecture that enables easy integration with CDNs and advertising platforms, as well as support for analytics and additional third-party services.
Adobe Media Streaming Server—a lower-cost version of our streaming media capabilities that can be used to deliver live streaming and video-on-demand streaming; configured for lower volume streaming of content that is suitable for small— and medium— size streaming needs.
Adobe Video Streaming Service—via CDN partners, Adobe offers hosted services for streaming on-demand video for the Adobe Flash Player runtime across high-performance networks; built with Adobe Media Server, Adobe Video Streaming Service provides an effective way to deliver Flash video to large audiences without the overhead of setting up and maintaining streaming server hardware and network.
Adobe Pass—as part of the TV Everywhere industry initiative, Adobe Pass enables content owners to verify a user's entitlement to content in a manner that is simple and secure; implemented as a hosted service, it allows for back-end integration based on the business rules required by both programmers and pay TV providers; helps content owners and pay TV providers take their content to the internet with a secure environment to prevent fraud, and a superior customer experience.
Auditude—a video ad serving platform that increases the capabilities of our video product solution to enable our customers to deliver and monetize their media to PC, mobile, tablet and TV-screens that are connected to the internet.
HTTP Dynamic Streaming—with support for on-demand and live video streaming online, our latest video delivery method enables on-demand and live adaptive bitrate video streaming of standards-based MP4 media over regular HTTP connections; gives content creators, developers, and publishers more choice in high-quality media; while the Real Time Message Protocol (“RTMP”) remains the protocol of choice for lowest latency, fastest start, dynamic buffering, and stream encryption, HTTP Dynamic Streaming enables leveraging of existing caching infrastructures, and provides tools for integrating content preparation into existing encoding workflows.
Digital Media—Acrobat and Document Services Products
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
Adobe Acrobat Suite—a suite of software for business professionals which combines Acrobat X Pro, Photoshop and rich media applications to allow users to create interactive PDF experiences such as presentations, proposals and training materials; includes Acrobat X Pro, Photoshop, Adobe Captivate, Adobe Presenter, LiveCycle Designer and Adobe Media Encoder.

Adobe CreatePDF—an online PDF file creation service that provides easy conversion of almost all document files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading web browsers or on computers via the free Adobe Reader.
Adobe SendNow—an online file sharing service that lets users send, share, and track files online, even large ones, without the complications of email size restrictions, multiple email attachments, FTP sites, and overnight shipping services.
Adobe Reader—software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms; when used with certain Adobe PDF documents created with Adobe LiveCycle Reader Extensions Server software, Acrobat Pro or Acrobat Pro Extended, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF document; these features include review and markup tools that normally are not present in the standard Adobe Reader product.
EchoSign—offered as part of Adobe's online document exchange services platform, EchoSign enables customers to electronically sign documents via a simple cloud-based service.
Digital Marketing Suite Products
We offer the Adobe Digital Marketing Suite, our suite of products, solutions and services used to manage and enhance online, offline and multi-channel business initiatives, which we host and deliver to our customers on-demand and also provide as an on-premise solution for some products. Our Digital Marketing Suite platform consists of data from online channels such as mobile, social and digital video; data from enterprise systems such as CRM applications; content that can be assembled to create personalized experiences; and common services that allow the ability to access the data and content. An integrated set of reporting, analytics and optimization applications on top of this platform complete the Digital Marketing Suite. These components and services are accessed primarily by a web browser, and are built on a scalable and flexible computing architecture. As such, these components and services reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing customers' flexibility in allocating their IT capital investments.
Our Digital Marketing Suite is comprised of several components listed below addressing the broad needs of digital marketers.
Multi-channel Campaigns
Adobe SearchCenter—hosted software that simplifies search marketing by providing a common interface to manage search campaigns across multiple search engines, integrate campaign metrics with web analytics, and optimize across marketing programs; enables search marketing to occur in the context of a broader marketing plan so that users such as online marketers can improve brand engagement and online conversions.
Efficient Frontier Platform—hosted software that provides automated solutions for marketers to optimize digital media campaigns across search, social and display media channels; utilizes algorithms to predict outcomes from a marketing budget; enables marketers to manage campaigns and report on performance on multiple channels through a unified user interface.
Audience Management
Adobe AudienceManager—hosted software that enables advertisers and publishers to maximize their online ad investment through online audience optimization; derived from the addition of Demdex in 2011.
Personalized Experiences
Context Optional Social Marketing Suite—hosted software solutions that build, manage and measure marketer's brand presence on social networks and engage consumers to increase mindshare, word of mouth, customer loyalty and website traffic.
Adobe CQ—our WEM, digital asset management, and social collaboration platform that enables interactive marketers to leverage the online channel as the most cost-effective marketing vehicle to engage customers and prospects to increase competitive advantage and drive revenue.
Adobe Merchandising—hosted software that enables retailers to implement online merchandising strategies that optimize marketing effectiveness; helps retailers grow their online business by improving shoppers' ability to find and select products, as well as promoting products based on business goals and metrics.
Adobe Publish—an on-demand WEM solution that enables business users to easily create, manage and update web content without the need of IT or web developers; enables content owners to easily publish and maintain content on their websites.

Adobe Recommendations—hosted software that enables businesses to promote products and content online; utilizes flexible data and behavioral driven algorithms, allowing customers to increase conversions on their websites by ensuring relevant choices are automatically presented to customers, either on websites or through email campaigns.
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
Adobe SiteSearch—hosted software that gives users such as marketers the ability to control and optimize the search results on their sites; enables control over the search experience with presentation and navigation features designed to help guide visitors to the most relevant information; integrated with SiteCatalyst, SiteSearch dynamically promotes the most successful products, services and content to the top of search results using analytics-derived metrics such as revenue, conversion rates and page views.
Adobe Test&Target—hosted software that provides users the capabilities to make their online content and offers more relevant to their customers, yielding the potential for greater customer conversion; provides an intuitive interface for rapidly designing and executing tests, creating audience segments and targeting content.
Analytics and Reporting
Adobe Discover—hosted software that provides users with real-time visitor information and insight; enables businesses to understand a comprehensive, multi-dimensional view of their customers through accurate and timely information such that they can make informed decisions to improve the performance of their business.
Adobe SiteCatalyst—hosted software that provides users the ability to capture, store and analyze information generated by their websites and other sources and to gain real-time business insights via charts, graphs and dashboards into the performance and efficiency of marketing and sales initiatives and other business processes; built on a scalable and flexible computing architecture.
Adobe SocialAnalytics—new analytics solution that measures the impact of social media on business; enables marketers to directly measure their social media efforts, and understand how conversations on social networks and online communities influence marketing performance.
Adobe Survey—hosted software that helps organizations design, create and implement online surveys to measure audience sentiment.
Adobe Tag Manager—new beta software that provides a tag management framework for the Adobe Digital Marketing Suite as well as for other digital marketing technologies; enables digital marketers to manage website tags that capture anonymous data to ensure data is correct and online analytics reporting is accurate.
Customer Analytics
Adobe Insight—on-premise software that enables organizations to quickly analyze large volumes of rapidly evolving data in real-time; provides users with charting and visualization capabilities to assist them with making quick business decisions that can improve overall business performance; accepts data from any source, including data warehouses and business intelligence tools.
Adobe Insight for Retail—on-premise software that provides organizations with rapid customer insights using real-time analysis of large volumes of continuously changing point-of-sale, kiosk and inventory data; helps users correlate data to online interactions for a deeper understanding of customer responses across multiple channels.
Digital Marketing Suite Platform
Adobe CRX—an open, standards-based Enterprise Content Management (“ECM”) platform, built on a modern architecture that is highly scalable; natively manages all content as defined in the Content Repository for Java Technology API Version 2.0 specification; this programming interface, defined by the ECM industry, provides developers with a stable and well-defined, yet extensible content and query model that protects past and future investments.

Adobe DataWarehouse—contains the information captured by SiteCatalyst, our core Omniture business product offering, and other Omniture business applications.
Adobe Genesis—contains application programming interfaces to integrate and augment analytics data with relevant data from internet and enterprise applications and data from a growing number of online and offline channels to enable business optimization.
Digital Marketing—Digital Enterprise Products
Adobe Connect—a rich web-based SaaS offering or on-premise perpetual license server communication system that enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Connect Events Server or hosted service, and modules that provide specific application functionality, including Connect Training and Connect Events; can be deployed with either some or all of these components together; Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the web.
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
Adobe LiveCycle Connectors for ECM—solutions that enable LiveCycle customers to connect their LiveCycle applications with other industry-leading enterprise content management systems, such as EMC Documentum, IBM FileNet and IBM Content Manager.
Adobe LiveCycle Content Services—offers a library of services that can be used with other LiveCycle solution components to create content-rich engagement applications whereby end users can share and collaborate on content development in content spaces as part of a company's business processes; supports check-in/check-out capabilities, keeps a complete audit history of all document actions and provides a fully integrated set of content services ranging from an enterprise content repository to social collaboration tools such as enterprise forums; also includes team collaboration capabilities such as forums and discussions, and provides Microsoft Office plug-ins that enable users to interact with the process engine and content repository using Microsoft Word and Microsoft Excel.
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
Adobe LiveCycle Data Services—high-performance, scalable and flexible framework that streamlines the development of RIAs using Flex and Adobe AIR; abstracts the complexity required to create server push-based applications and supports a rich set of features to create real-time solutions; utilizes powerful data services and simplifies data management problems such as tracking changes, synchronization, paging and conflict resolution; deployed as a standard J2EE web application, which enables customers to leverage their existing infrastructure.
Adobe LiveCycle Forms—server-based software application that organizations can use to cost-effectively and securely extend their core business processes beyond their enterprise system; enables customers to create and deploy XML-based form templates as PDF, SWF, or HTML for use with Adobe Reader or Adobe Flash Player software, or with web browsers; provides for the capture of data from submitted forms and the transfer of the data directly into an organization's core business systems, thereby streamlining form-driven business processes and improving data accuracy.
Adobe LiveCycle Reader Extensions—server-based software application that lets enterprises easily share interactive Adobe PDF documents with external parties without requiring recipients of the documents to purchase Acrobat software that normally would be necessary to interact with the Adobe PDF documents they receive; unlocks features on an individual Adobe PDF document by document basis so that when such a file is opened in the free Adobe Reader, users have access to tools that normally would not be available in Adobe Reader, such as reviewing and commenting functions, signatures to digitally sign PDF documents, embedding file attachments, enabling database and web service capabilities, and the ability to fill in form data, submit and save electronic documents locally.

Adobe LiveCycle Output—server-based solution that supports on-demand document processes including the generation of documents such as correspondence, confirmations, bids, or shipping labels; provides capabilities to merge XML data from back-end systems with LiveCycle Designer ES templates to generate documents in PDF, PDF/A, PostScript, PCL, or Zebra label formats; customers can customize electronic document packages by combining newly generated PDF documents with existing files from document repositories; customers can also convert PDF documents to print or image file formats and then route them automatically to support direct server-based printing or archiving operations.
Adobe LiveCycle PDF Generator—server-based software that automates the creation, assembly, distribution and archiving of PDF documents in combination with critical business processes; converts a wide range of native and standard file formats, and can combine newly created PDF documents with existing files or pages to assemble customized PDF packages; supports direct server-based PDF printing or can convert PDF documents to a wide variety of formats, including image formats and PDF/A.
Adobe LiveCycle Production Print—server-based solution that performs high-volume jobs through efficient batch processes, generating documents such as statements, invoices, contracts, or welcome kits; merges XML, ASCII or other data types from back-end systems with LiveCycle Designer ES templates to generate documents in a broad range of print or electronic formats to support high volume production requirements; enables customers to print document packages by collecting multiple jobs over time and then grouping them to minimize mailing costs.
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
Adobe LiveCycle Rights Management—server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for access control and auditing of Adobe PDF, Microsoft Word, Microsoft Excel, Microsoft PowerPoint, PTC Pro/ENGINEER, Dassault CATIA and Lattice XVL CAD document usage inside or outside the firewall, online or offline and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.
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
Adobe LiveCycle Business Activity Monitoring—software that allows administrators and process participants to quickly identify bottlenecks, check progress and view other process information related to business transactions; comes in two versions: Adobe LiveCycle Business Activity Monitoring (“BAM”) ES Standard, which allows for the monitoring of all LiveCycle processes with 16 out-of-the-box dashboards and, Adobe LiveCycle BAM ES Extended, which adds the ability to extend LiveCycle BAM ES to other enterprise business systems so that users can monitor business processes via dashboards inside and outside the LiveCycle environment.
Adobe LiveCycle Managed Services—LiveCycle is available as on-premise software or as a managed services offering delivered in partnership with Amazon.com Inc. LiveCycle Managed Services customers pay Adobe an annual subscription fee. In return, Adobe provisions and manages a LiveCycle instance for the customer on Amazon Web Services. By outsourcing the management of their LiveCycle instance to Adobe, customers benefit from increased capital efficiency and reduced complexity. As a result, customers can focus more of their efforts on providing successful user outcomes and less on the tasks of managing computing infrastructure.
Adobe Central Pro Output Server—a server-based software application for document generation that allows organizations to create personalized, customer-facing documents from any data source, including legacy, line-of-business, ERP or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements and checks for delivery via Adobe PDF, the web, e-mail, fax or print; works with Adobe Output Designer which is a companion tool used to create sophisticated document templates.
Adobe LiveCycle Designer—desktop software application that simplifies the creation and maintenance of intelligent XML based forms for deployment as Adobe PDF forms, HTML applications and Flash based RIAs; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended and previewing them before deployment; it also simplifies adding intelligence to documents, such as business and routing logic, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

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
Print and Publishing Products
Adobe Authorware—a legacy rich media authoring tool used to develop caption based eLearning on Windows and Macintosh based platforms; use of the product ranges from creating web-based tutorials to simulations incorporating audio and video; applications developed with Authorware can be delivered on the web, over corporate networks or on CD-ROM.
Adobe Captivate—enables users to rapidly create professional and engaging eLearning content—including software simulation, quizzes, animation and multimedia—and deliver the content in Flash and other formats; the content can be created without any programming or multi-media skills and can be published to CD/DVDs and Learning Management Systems used in training, sales, marketing and customer support applications; often used in combination with Adobe Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to end users of rapid training and eLearning solutions.
Adobe ColdFusion—provides a server-scripting environment and a set of features used by organizations for building database-driven scalable applications that are accessible through web browsers, Adobe Flash Player and Adobe AIR; built on an open Java technology architecture and can be deployed on third-party Java application servers that support the J2EE specification.
Adobe ColdFusion Builder—development tool for building ColdFusion applications; provides a unified, customizable and extensible development environment to code applications, manage servers and deploy projects.
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
Adobe eLearning Suite—a set of software for creating professional eLearning courseware; includes capabilities of Adobe Captivate, Flash Professional, Dreamweaver, Photoshop Extended, Acrobat, Presenter, Soundbooth, Bridge and Device Central.
Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals and reports; provides users a way to publish their content to multiple output formats, including print, Adobe PDF, HTML, XML and Microsoft Word.
Adobe FrameMaker Server—extends the capabilities of FrameMaker software in an automated, server-based environment; includes features that facilitate high-volume publishing, including catalog, database, and directory publishing, as well as the production of personalized technical documents and custom eBooks.
Adobe Font Folio—contains more than 2,400 typefaces from the Adobe Type Library in OpenType format, offering a type solution for print, the web, digital video or electronic documents; also includes Adobe Type Manager which makes it easy to create beautiful text for print, web and video projects.
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
Adobe PostScript—a printing and imaging page description language that delivers high quality output, cross-platform compatibility and top performance for graphically rich printing output from corporate desktop printers to high-end publishing printers; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment and workflow software manufacturers for integration into their printing products.
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
Adobe Technical Communication Suite—includes Acrobat, Adobe Captivate, FrameMaker and RoboHelp technologies; helps customers improve their workflows, especially technical communicators who want a single solution to meet their content creation and publishing needs.
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
COMPETITION
The markets for our products and services are characterized by intense competition, new industry standards, evolving business and distribution models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance and better integrate our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes.
Digital Media
In our Digital Media segment, we offer the Adobe Creative Suite in multiple editions which consist of combinations of several of our technologies. In addition to offering the technologies within the Creative Suite editions, we also offer them as individual software applications. These products compete with those from many companies, including Apple, Aviary, Avid, Corel, Microsoft, Quark and others, as well as from many lower-end offerings available on touch-enabled devices via app stores, and from various open source initiatives.
Of the competitors listed, no single company has offerings identical to our Creative Suite family of products. Microsoft, with its Expression line of products, competes with several aspects of our Creative Suite family of products. For example, Expression Studio Ultimate includes: Microsoft Expression Design, which competes with our Illustrator and Fireworks products; Microsoft Expression Blend, which competes with our new Adobe Edge product as well as our Flash authoring products; and Microsoft Expression Web, which competes with our Dreamweaver product. Similarly, Aviary provides for free a set of online, cloud-based creative tools via its website. Its tools run inside web browsers and include an image editor, a vector graphics editor, a special effects tool, and audio and music tools.
We believe our Creative Suite family of products competes favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics. The individual technologies within the Creative Suite editions also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.

We also believe our individual Creative products compete favorably against those offered by competitors noted above, as discussed below.
Our InDesign product, used for professional page layout, faces competition from offerings such as Quark Xpress in the professional page layout market. We believe InDesign competes favorably due to InDesign's innovative features, its improved integration with our other products, our strong brand among users, positive reviews by industry experts, and more recent innovations which address customer challenges related to publishing for tablets which is delivered in concert with our new Digital Publishing solution offerings.
Professional drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft's Expression Design product, our Adobe Illustrator product faces competition from companies such as ACDsee, Aviary, Corel, Mediascape, Xara and the open source product called Karbon14. Competition in this market is also emerging with a new category of drawing and illustration applications on tablet and smartphone platforms. We offer Adobe Ideas for graphics creation on tablets, and other software companies, including Autodesk with its SketchBook Pro application, are extending their products and feature sets to platforms such as Apple's iPad and potentially other tablet devices. We believe our products compete favorably due to high customer awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product and our ability to leverage core technologies from our other established products.
The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft's Expression Blend and web products, we believe Dreamweaver and Flash Professional face direct and indirect competition from desktop software companies such as Bare Bones Software, FlashDevelop, JetBrains, Panic, MacRabbit, MacroMates, and various proprietary and open source web authoring tools. We also face competition from Microsoft Visual Studio products, and other IDEs that enable developers to create web applications from companies such as BEA Systems (a subsidiary of Oracle), Borland (owned by Micro Focus) and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft's ability to target its web software to users in markets it dominates. These target customers include users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer web browser and Microsoft Visual Studio.
Our Flash technologies, including Adobe Flash Player and Adobe AIR, face competition from alternative approaches to building rich content and web applications such as JavaFX, HTML5, native application and Unity.
The HTML specification, which among other things describes the syntax and format for encoding web pages, has evolved over several decades and Adobe has participated in its evolution. Our tools are among the leading applications used by web designers and developers to create HTML-based content that is displayed and viewed in web browsers.
The newest version of HTML, commonly known as HTML5, is being developed by an industry consortium that includes Adobe and leading browser manufacturers such as Apple, Google and Microsoft, and contains new features which compete with some of the features of Flash and Adobe Flash Player. These features include the ability to create and display rich advertising and play video natively within the browser. We are working to implement support for HTML5 in our creative product solutions, and we believe we will provide the widest array of support and tooling for HTML5 content creation over time. We are also contributing Adobe technology to WebKit, the open source project utilized by popular internet browsers such as Apple's Safari and Google's Chrome browser, to improve the user experience for HTML5-based content in areas like publishing and animated graphics. By increasing the capabilities for displaying rich content in browsers with HTML5, we believe we can increase the desire by web content creators for our tools that create such content.
As it relates to Flash, we believe that Flash technology-based content and tooling have a significant technology lead over other solutions trying to replicate its feature sets on PC-based systems, particularly in use cases such as online gaming, web applications and RIAs, 3D-based content, and premium online video delivery. Given Apple's considerable market share with smartphones and tablets, and Apple's decision to not support Adobe Flash Player on its mobile devices, we have decided (based on this and other factors) to discontinue new development on Adobe Flash Player for mobile implementations.
As it relates to HTML5, we believe demand for authoring new HTML5 features will intensify the competition in the professional web page layout market. We also believe the potential fragmentation of HTML5 implementations by the various browser manufacturers that compete with each other will create the need for tool improvements to address the disparities between platforms and devices that could result. Our Dreamweaver product and our new Adobe Edge and Adobe Muse tools are well positioned to assist customers with migrating to new versions of standards such as HTML5, as well as delivering the means to create rich, interactive experiences on devices and screens of all sizes. We expect new tools and solutions to come to market that will compete with our tools. However, we believe our continuing innovation in our tools, and how these tools are integrated with other Adobe technologies that are used by web content creators, creates a value proposition that is greater than those trying to compete with our web page content creation offerings.

As customers such as publishers and media companies increase their desire to deliver their assets to new platforms such as mobile devices and tablets, we expect new and existing companies to continue to offer solutions that address these challenges that are competitive with our Digital Publishing solution. Many design agencies are building capabilities to offer such solutions, and companies such as Amazon, Apple, Aquafada, Google, Texterity and Zinio offer an alternative format and business model for the delivery of newspaper and magazine content to mobile devices.
We believe RIAs will make use of both open source Ajax frameworks and the open source Flex framework to create hybrid RIAs in the browser, and we anticipate increased adoption of AIR as a development platform for Ajax developers. With our Adobe Media Server solution, we face competition from Microsoft with its Windows Media Server for Windows Media and Silverlight, as well as Apple, Move Networks, Real Networks, Wowza Media Systems and others.
Our tools used to create applications for PCs and mobile devices such as smartphones and tablets are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products that compete with our tools for creating mobile applications include solutions that utilize Java, BREW, Scalable Vector Graphics and Wireless Application Protocol. On Apple devices running the iOS operating system, on devices running Microsoft operating systems and on devices running the Google Android operating system, developers can choose to use native development environments for those platforms. They can also utilize other developer solutions that can be compiled to run on such devices, including those from companies such as Appcelerator, Unity3D, Sencha and Strobe.
We believe our robust programming model and developer tools used to create rich content, our large developer community and ecosystem that utilize our tools and the growth of companies who utilize our Flash, AIR and PhoneGap Build solutions as a basis for rich content and application delivery across multiple screens are key assets in our ability to effectively compete in this market. Further, the rich expressiveness of Flash, which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects resulting in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.
The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, PCs, tablets, mobile phones and other new devices. Our imaging and video software offerings, including Photoshop, Photoshop Lightroom, Photoshop Elements, After Effects, Adobe Audition, Soundbooth, Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new and free products, including web services and mobile/tablet applications that compete directly with our Adobe Revel, Photoshop Express and Photoshop Touch mobile application offerings.
In professional digital imaging, software applications and services compete based on product features, brand awareness and price sensitivity. In addition to competition with Apple's Aperture product and Microsoft's Expression Design product, our Photoshop and Photoshop Lightroom products face direct and indirect competition from a number of companies, including Corel. New image editing applications for mobile devices and tablets with features that compete with our professional products are also emerging as adoption of these devices grows. Our Adobe Photoshop products compete favorably due to high customer awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product and our ability to leverage core features from our other established products.
Our other digital imaging and video editing offerings, including Adobe Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition in the consumer digital imaging market from a number of companies that market software that competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Photodex Corporation, Sonic (owned by Rovi), Pinnacle (owned by Avid) and Sony.
In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Phase One, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple with their iPhoto product and Microsoft as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face potential competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, new social networking platforms such as Facebook and portal sites such as Google and Yahoo! are becoming a direct means to post, edit and share images—bypassing the step of using image editing and sharing software.
Competition is also emerging with a new category of imaging and video applications on tablet and smartphone platforms. Existing as well as new competitors are extending their products and feature sets to platforms such as Apple's iPad and potentially other tablet devices. Similarly, new cloud-based SaaS offerings continue to emerge which offer image editing and video-editing capabilities, as well as social and sharing features. In addition to competing with our own mobile applications such as Photoshop Express, our Lightroom product and our Elements hobbyist products, these products could start to encroach upon the feature sets of our professional tools.
Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate towards the use of digital camcorders and digital video production on their computers, and DVD systems and online video for rich media playback. Our After Effects, Adobe Audition, Encore, Adobe Premiere Pro and Soundbooth software products, as well as the Adobe Production Premium suite which contains these products, face competition from companies such as Apple, Avid, Canopus (owned by Grass Valley), Sonic (owned by Rovi) and Sony.
Our Adobe Premiere Elements software product, which is targeted for use by hobbyists, faces competition from companies such as Apple, ArcSoft, Autodesk, Avid, Broderbund, Corel, Magix, Microsoft and Sony as well as video editing capabilities found in operating systems, hosted SaaS solutions, video editing solutions bundled by video camcorder manufacturers with their hardware offerings, and video editing solutions bundled onto smartphones. Similarly, we face potential competition from operating system manufacturers such as Apple with its iMovie and iDVD products and Microsoft with its Windows Movie Maker product as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems.
We believe we compete favorably against other digital imaging, digital video and consumer-focused image management software applications with our Adobe Photoshop Elements and Adobe Premiere Elements products due to strong consumer awareness of our brand in digital imaging and digital video, our relationships with significant OEMs, positive recommendations for our products by market influencers, our focus on the retail software channel and strong feature sets.
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
With our Acrobat business, we continue to face competition from Microsoft. Their widely used Office product offers a feature to save Microsoft Office documents as PDF documents, which competes with Acrobat. They also offer a proprietary digital rights management technology and a document format, called XML Paper Specification (“XPS”), which competes with Adobe PDF. Given Microsoft's market dominance, the PDF feature in Office, XPS, and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Acrobat market opportunity.
Our Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Apple, Global Graphics, Nuance, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the web.
For customers that use Acrobat as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office and its integration with its SharePoint product. In the higher end of the electronic document market, Acrobat Pro and Acrobat Pro Extended provide features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim and Zinio. Google's Google Apps set of products also provides document creation and collaboration capabilities, including the ability to preview PDF documents, which can be used as an alternative to our collaboration features in Acrobat.
To address these competitive threats, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security.
Digital Marketing
The markets in which our Digital Marketing business unit competes are growing rapidly and characterized by intense competition. Our Digital Marketing solutions face competition from large companies such as Google, Yahoo!, Microsoft, Oracle, IBM, HP, salesforce.com and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets, increasing competition. Certain of these competitors provide software on demand to customers, generally through a web browser, or provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers' or potential customers' internally developed applications. Of the competitors listed, no single company has products identical to our Digital Marketing offerings. Our Digital Marketing solutions compete in a variety of areas, including: reporting and analytics; multi-channel marketing and optimization; online and social marketing; web experience management and others.

Our current principal competitors for our reporting and analytics offerings include companies that offer web analytics and optimization services on-demand such as ComScore (which recently acquired AdXpose), Google, IBM (which owns Coremetrics and Unica), Microsoft, WebTrends and Yahoo!. We also compete with software and business intelligence vendors, such as Infor (which owns Epiphany), Nielsen/NetRatings (which is a part of the Nielsen Online Unit of the Nielsen Company) and SAS Institute. In addition, we also compete with online marketing service providers, such as Microsoft Advertising (formerly aQuantive when acquired by Microsoft), DoubleClick (owned by Google) and 24/7 Real Media (acquired by WPP). Our Insight products compete with channel analytics providers, such as Truviso, Clickfox, QlikTech and AsterData (owned by Teradata).
In addition to competing with large search, display and social companies, our SearchCenter products and multi-channel campaign management offerings, including those obtained through our acquisition of Efficient Frontier, compete with point solutions providers such as DecideDNA (owned by WPP), DoubleClick Search (owned by Google), IgnitionOne, Marin Software and Kenshoo.
Our Test&Target products compete with multivariate testing providers, such as Optimost (owned by HP), Memetrics (owned by Accenture), Kefta (owned by Acxiom Digital) and [x + 1]. Our SiteSearch, Search&Promote and Merchandising products compete with intra-site search vendors and merchandising solutions providers such as Autonomy (owned by HP), Endeca Technologies (owned by Oracle), FAST Search and Transfer ASA (owned by Microsoft), Google, Celebros, SLI Systems, Nextopia Software and Fredhopper.
Our SocialAnalytics product, as well as our Context Optional offerings obtained through our acquisition of Efficient Frontier, compete primarily with social monitoring platforms such as Radian6 (owned by salesforce.com) and Visible Technologies, as well as with social marketing companies such as Buddy Media, Vitrue and Lithium Technologies.
Our Day Web Experience Management solution competes with: general enterprise content platforms, including products from Documentum (owned by EMC), HP (which recently acquired Autonomy), IBM, OpenText, and Oracle (which recently acquired FatWire); content management tools like Microsoft SharePoint; large-scale WEM systems from companies such as Vignette (owned by OpenText); and more specialized solutions, including products from Alfresco, CoreMedia, Percussion, and SDL. In addition, there are low-cost and open source alternatives, such as Drupal, Joomla!, and WordPress.
Many of the companies with which we compete offer a variety of products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices. In addition, large software, internet and database management companies have expanded and enhanced their offerings in the digital marketing area, either by developing competing services or by acquiring existing competitors or strategic partners of ours. For example, Apple provides its iAd service, Google offers both a free and premium web analytics service and acquired DoubleClick, one of our strategic partners, in 2007. Also, Microsoft offers a web analytics service, and offers Microsoft Advertising, which is based on Microsoft's 2007 acquisition of aQuantive; Yahoo! also offers a web analytics service based on its acquisition of IndexTools; Salesforce.com acquired Radian6 to provide services to monitor and analyze social media conversations; Oracle acquired Endeca Technologies and FatWire, and HP acquired Autonomy (which had previously acquired Interwoven) to increase their presences in the digital marketing space; and IBM, with its Coremetrics and Unica acquisitions, has extended its e-retailing offering in an initiative it calls Project Northstar. These competitors, given their significant resources and preexisting relationships with our current and potential customers, could compete effectively against us.
We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of services' user interfaces; the low total cost of ownership and demonstrable cost-effective benefits to customers; the ability of services to provide N-dimensional segmentation of information; pricing; the flexibility and adaptability of services to match changing business demands; enterprise-level customer service and training; perceived market leadership; the usability of services, including services being easy to learn and remember, efficient and visually compelling; the real-time availability of data and reporting; independence from portals and search engines; the ability to deploy the services globally and to provide multi-currency, multi-language and multi-character support and to have a local presence in international markets; and success in educating customers in how to utilize services effectively. We believe that we compete favorably with both the enterprise and low-cost alternatives, based on many of these competitive factors including our strong feature set, the breadth of our offerings, our focus on global, multi-brand, multi- language websites, our superior user experience, tools for building multi-screen, multi-channel applications, standards-based architecture, scalability and performance and leadership in industry standards efforts.
Our web conferencing solution, Adobe Connect, faces competition from many web conferencing vendors, including Cisco WebEx, Microsoft Office Live Meeting (now a part of their Microsoft Lync offering), IBM Lotus Sametime and Citrix GoToMeeting (and their recent acquisition of NetViewer). Cisco WebEx is a market share leader, and Microsoft has steadily increased its marketing of its solution as well as acquired Skype which is a service that enables video calls via the internet.

Microsoft has brought to market products and technologies to address many of the market needs we focus on with our LiveCycle family of products. Microsoft offers its eForms solution called InfoPath in certain versions of Microsoft Office and has added Office Forms Services which extends their forms to users as MS Outlook e-mail messages or to web browsers rather than the InfoPath client. They also continue to offer their Windows Rights Management Services in their Windows Server product which is designed to allow corporate networks to manage and enforce restrictions built into documents.
Certain Windows operating systems contain a proprietary digital rights management technology which competes with our LiveCycle Rights Management. In addition, Microsoft's Office product includes SharePoint which competes with certain aspects of our LiveCycle products. Microsoft has also delivered technology called Windows Presentation Foundation and Silverlight which offers an alternative to building RIA applications within the Microsoft .NET framework.
In the electronic forms solution market, in addition to competition from Microsoft Infopath based solutions, we face competition from IBM through their eForms solution recently rebranded as Lotus Workplace Forms. Similarly, we face competition for document process management solutions from workflow solution vendors such as PegaSystems, Lombardi (owned by IBM), Nuance and Ultimus.
Print and Publishing
Our Print and Publishing product line targets many markets. In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as PTC, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hard-ware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of the FrameMaker product and our extensive application programming interface.
In desktop publishing, our Adobe PageMaker product faces competition from other software products, including Microsoft Publisher. Competition is based on the quality and features of products, ease-of-use, printer service support and price. We believe we have a strong product and can successfully compete with these types of applications based upon the quality and features of the PageMaker product, its strong brand among users and its widespread adoption among printer service bureaus.
In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and our intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard's proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Zoran. In addition, Microsoft's XPS document format and Autodesk's DWG format compete with Adobe PDF and our PostScript technologies and solutions.
In the rapid eLearning authoring market, our Adobe eLearning Suite and our Adobe Captivate product face competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith's Camtasia and more advanced eLearning and software simulation solutions such as Firefly, Lectora and Articulate. Competition in this market is based on speed of development and completeness of the features of products, ease-of-use and price. We believe our product can successfully compete based upon the strength of its broad range of features, its strong brand among users and its widespread adoption among training developers.
Our Adobe Contribute product faces competition from solutions that provide for the simple creation of blogs and “Wikis,” as well as basic content publishing products such as Microsoft Word, Microsoft FrontPage, Microsoft Notepad, basic HTML editors like ezHTMLArea and ekTron, and content management solutions similar to those with which our Day Web Experience Management solution competes. Competition in this market is based on usability, quality and features of products, the level of customization and integration with other WEM components, the integration with web design tools, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the usability and price of Contribute, its strong brand among users and integration with other WEM components.
In multimedia content authoring, our Adobe Director product faces competition from a variety of multimedia content authoring tools. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Director product, its strong brand among users, its widespread adoption among content developers and publishers and the widespread proliferation of the Adobe Shockwave Player.
In technical web authoring and publishing, our Adobe RoboHelp product faces competition from large-scale web publishing systems, XML-based web publishing companies, as well as lower-end publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, service and price. We believe we can successfully compete based upon the quality and features of the RoboHelp product.
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
We support our end users through local field offices and our worldwide distribution network, which includes locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Dubai, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, Moldova, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, the United Arab Emirates, the United Kingdom and the United States.
We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
The table below lists our significant customer, as a percentage of net revenue for fiscal 2011, 2010 and 2009. As listed, our significant customer is a distributor who sell products across our various segments.

	2011	2010	2009
Ingram Micro	14%	15%	15%
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
Receivables from our significant customer, as a percentage of gross trade receivables for fiscal 2011 and 2010 were as follows:

	2011	2010
Ingram Micro	14%	14%
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
Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog as of January 20, 2012. Shippable backlog as of January 21, 2011 was approximately $5.8 million.
Services and Support
We provide professional services, technical support and customer service across all our customer segments, including enterprises, small/medium businesses, creative professionals, and consumers. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees and training fees.
Services
We have a global professional services team dedicated to designing, developing and implementing solutions for enterprise customers in key vertical markets and to transfer technical expertise to our solution partners. The professional services team uses a comprehensive, customer-focused methodology to develop high quality solutions, which in turn deliver a competitive advantage to our enterprise customers. This methodology has been developed by capturing best practices from numerous client engagements across a diverse mix of solutions, industries, and customer preferences. Based on this methodology, our teams are able to accelerate the time to value and maximize the return our clients earn on their investment in Adobe solutions.
In addition, Adobe has also created a large and vibrant partner ecosystem that includes a mix of Global System Integrators ("SIs"), Regional SIs, VARs, and Solution Partners. Adobe invests significant resources in enabling this ecosystem with the right skills and knowledge about our technologies and best practices. Consequently, this ecosystem provides our clients several different choices of partners, and a large accessible pool of skilled resources that can help deploy Adobe solutions. This approach not only creates value for our customers and partners, but also creates a large and productive go-to-market channel for our sales teams.
Support
A significant portion of our support revenue is composed of our extended enterprise maintenance and support offerings. These offerings entitle customers to:

•	the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year,

•	the right to receive technical support on the technology they have purchased from Adobe and

•	the right to receive basic “how to” help in using our products
We offer a range of support programs, from fee-based incidents to annual support contracts. Additionally, we provide extensive self-help and online technical support capabilities via the web which allows customers quick and easy access to possible solutions. Our support services also include support for our desktop products. As a registered owner of the current version of an Adobe desktop product, customers are eligible to receive Getting Started support on certain matters. Support for some products and in some countries may vary.
We provide product support through a combination of outsourced vendors and internal support centers, and through multiple channels including phone, chat web, and email. These support services are delivered by a global support organization that includes several Regional and Global Support Centers. These teams are responsible for providing timely, high quality technical expertise on all our products.
We also offer Developer Support to partners and developer organizations. The Adobe Partner Connection Program focuses on providing developers with high-quality tools, software development kits, information and services.
Training
We offer a comprehensive portfolio of training options to enable our customer and partner teams in the use of our products. Our training portfolio includes free on-line informational services on our website (www.adobe.com) and a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. We sponsor workshops, work with professional associations and user groups, and conduct regular beta testing programs. We also provide fee-based education services to enhance our customers’ use of our solutions, including a wide range of traditional and online training and certifications delivered by our team of training professionals. Adobe's portfolio of technical training courses covers our Digital Media, Digital Marketing and other mature products and solutions.
Investments
We make direct investments in privately held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. We also owned a limited partnership interest in Adobe Ventures IV L.P. (“Adobe Ventures”) that invested in early stage companies with innovative technologies. During fiscal 2010, Adobe Ventures was dissolved and all remaining assets were distributed to the partners. Adobe Ventures was managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.
PRODUCT DEVELOPMENT

As the software industry is characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing products and services and the development of new products and services. We develop our software internally as well as acquire products or technology developed by others by purchasing the stock or assets of the business entity that owned the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.
During fiscal years 2011, 2010 and 2009, our research and development expenses were $738.1 million, $680.3 million and $565.1 million, respectively.
PRODUCT PROTECTION
We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We have a number of domestic and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe our patents have value, no single patent is material to us or to any of our reporting segments. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and subject to specific security and confidentiality constraints.
Our products are generally licensed to end users under one of the following two methods:

(1)
We offer many products on a “right to use” basis pursuant to a license that restricts the use of the products to a designated number of devices. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions.

(2)
We also offer products under a SaaS or on-demand model, where hosted software is provided on demand to customers, generally through a web browser. The use of these products is generally governed by terms of use associated with these products.

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
EMPLOYEES

As of December 2, 2011, we employed 9,925 people. We have not experienced work stoppages and believe our employee relations are good.
AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations website at www.adobe.com/adbe as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our website is not incorporated into this report.
EXECUTIVE OFFICERS

Adobe’s executive officers as of January 20, 2012 are as follows:

Name	Age	Positions
Shantanu Narayen	48
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

Name	Age	Positions
Mark Garrett	54
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

Karen O. Cottle	62
Senior Vice President, General Counsel and Corporate Secretary

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc., a service-oriented business application software company from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

Kevin Lynch	45
 Senior Vice President, Chief Technology Officer

Mr. Lynch currently serves as Adobe’s Chief Technology Officer and Senior Vice President of the Experience & Technology Organization. Mr. Lynch joined Adobe as Chief Software Architect and Senior Vice President for Adobe’s Platform business unit through our acquisition of Macromedia, Inc. in December 2005.  At Macromedia, Mr. Lynch served as Chief Software Architect and President of Product Development. Prior to Macromedia, Mr. Lynch participated in a variety of technical and management roles in startups including Frame Technology and General Magic.

Bradley Rencher	38
Senior Vice President and General Manager, Digital Marketing Business Unit

Mr. Rencher serves as Senior Vice President and General Manager of Adobe's Digital Marketing business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to senior vice president of business operations prior to Adobe's acquisition of Omniture in 2009. Following the acquisition he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004.

Matthew Thompson	53
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

David Wadhwani	40
Senior Vice President and General Manager, Digital Media Business Unit

Mr. Wadhwani serves as Senior Vice President and General Manager of Adobe's Digital Media business unit. Prior to June 2010, Mr. Wadhwani was Vice President and General Manager of Adobe’s Platform business unit. He joined Adobe in 2005 through the acquisition of Macromedia. Prior to his time at Macromedia, Mr. Wadhwani founded and was VP of Engineering at iHarvest, a content management company that was acquired by Interwoven and worked at Oracle in their database tools division.

Name	Age	Positions
Richard T. Rowley	55
Vice President, Corporate Controller and Principal Accounting Officer

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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the mobile and non-PC devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenue, earnings or stock price and could harm our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies and the support of certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Annual Report on Form 10-K.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, we are entering markets that are not yet fully mature. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including cloud-based computing and mobile and non-PC device markets. These new offerings and markets require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing and mobile and non-PC device markets, and greater sales, consulting and marketing resources. In the mobile and non-PC device markets, our intent is to partner with device makers, chipset and OS vendors, manufacturers and telecommunications carriers to embed our technology on their platforms. If we are unable to successfully enter into strategic alliances with device makers, manufacturers or telecommunication carriers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
To accelerate the growth of our business, in November 2011, we announced a strategy to offer subscriptions to certain of our products as part of our Creative Cloud offering. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our cloud-based offerings. This subscription model will alter the way we price and deliver our products. These changes reflect a partial shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. If our customers' purchases trend away from perpetual licenses toward subscriptions, we will experience a deferral of revenues and cash received from customers. This cloud strategy will require continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, we may not be successful in selling subscriptions;

•	although we intend to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in achieving our target pricing;

•	our revenues might decline over the short or long term as a result of this strategy;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. The addition of a subscription licensing model to augment our traditional perpetual licensing model may cause license revenue to decline more quickly than anticipated. Under a subscription model, downturns or upturns in sales are not be immediately reflected in our results of operations. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and reduced cash flows.
As a result, the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our results of operations might not reflect such downturns until future periods. A subscription model could also make it difficult for us to rapidly increase our revenues from subscription- or SaaS-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
Additionally, in connection with our sales efforts to enterprise customers, a number of factors could make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
The SaaS business model we utilize in our Digital Marketing business unit typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in consumer internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including our customers' satisfaction with our services, the prices of our services and general economic conditions. If our efforts to upsell to our customers are unsuccessful, the rate at which our business grows might decline.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S. and other countries slows or does not improve, or if the U.S. or other countries in which we do business experience further economic recessions or sovereign debt crises, or if current economic conditions in Europe do not improve or deteriorate further, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable which may adversely impact our liquidity and financial condition.
Financial institutions may continue to consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a financial institution credit crisis on our business, which could include impaired credit availability and financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.
Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We have in the past and may in the future acquire additional companies, products or technologies. Recently, we acquired Omniture in October 2009, Day in October 2010, a number of smaller business combinations and asset acquisitions in fiscal 2011 and Efficient Frontier in January 2012, as well as other smaller business acquisitions. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

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
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
We are transitioning to new business models that are more highly regulated for privacy and data security. We are also expanding these new models in countries that have more stringent data protection laws than those in the U.S. With this transition, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments are increasingly scrutinizing how companies collect, process, use, store or transmit personal data. New laws may come into effect that would require us to obtain explicit consent to collect or use a broad range of customer data. This requirement may affect our ability to reach current and prospective customers, to understand how our products and services are being used, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend on such customers' adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors' expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.
Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.
Although these are industry-wide problems that affect computers and products across all platforms, they affect our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, our hosted Digital Media offerings and the Digital Marketing business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 14% of our net revenue for fiscal 2011. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2011, no single agreement with this distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process across the broad range of geographies where we do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenues.
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
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include a longer sales cycle associated with direct sales efforts, difficulty in hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded products and services. Moreover, our recent hires and sales personnel added through our recent business acquisitions may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our relationships and future ability to sell to certain of these accounts covered by such employees.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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
We are subject to risks associated with compliance with laws and regulations globally which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, employee data privacy, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
As a global business that generates approximately 50% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 45% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.
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
For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.
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
Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regards to our key employees could adversely affect our long-term strategic planning and execution.
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
Our cash equivalent and short-term investment portfolio as of December 2, 2011 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 2, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2011. We lease or sublease all of these properties with the exception of our property in India where we own the building and lease the land, our corporate offices in San Jose where we own the land and lease the buildings, and in San Francisco on Townsend and Waltham where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $91.9 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing, and administration
321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing
151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000	(1)	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration
550 East Timpanagos Circle Orem, UT 84097, USA	161,000		Research, product development, sales, marketing and administration
21 Hickory Drive Waltham, MA 02451, USA	108,000	(3)	Research, product development, sales and marketing
250 Brannan Street San Francisco, CA 94107, USA	35,000		Product development, sales and marketing
7930 Jones Branch Drive McLean, VA 22102, USA	34,000		Sales and marketing
1540 Broadway New York, NY 10036, USA	27,000		Sales and marketing
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(4)	Research, product development, sales, marketing and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development
Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P.	65,000		Product development
Salapuria Infinity, Ground Floor, 1st Floor, 3rd Floor #5, Bannerghatta Road, Bangalore	126,000		Research and product development
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales and marketing

Location	Approximate Square Footage	Use
China:
Block A, SP Tower, 11th, 19th, 21st & 22nd Floors Block B, SP Tower, 19th Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	94,000	Research and product development
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	58,000	Research and product development
UK:
Market House Market Street Maidenhead, Berkshire, SL6 8AD	49,000	Product development, sales, marketing and administration
Germany:
Grosse Elbstrasse 27 Hamburg	36,000	Research and product development
_________________________________________

(1)	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is subleased.

(3)	Of the total square footage of 108,000, we occupy 34,000 square feet, or approximately 31% of this facility; 55,000 square feet is unoccupied and the remaining square footage is leased.

(4)	The total square footage is 122,000, of which we occupy 102,000 square feet, or approximately 84% of this facility. The remaining square footage is subleased.
In general, all facilities are in good condition and are operating at an average capacity of approximately 82%.

ITEM 3.  LEGAL PROCEEDINGS

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our web pages and products infringe two patents owned by the plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of December 2, 2011, we have not made any provisions on our financial statements related to this lawsuit, as we do not believe a loss to be probable or estimable at this time. The trial is currently scheduled to be held in February 2012.
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

	Price Range
	High	Low
Fiscal 2011:
First Quarter	$35.39	$27.72
Second Quarter	$35.86	$31.68
Third Quarter	$33.01	$22.69
Fourth Quarter	$30.42	$23.26
Fiscal Year	$35.86	$22.69
Fiscal 2010:
First Quarter	$37.86	$31.45
Second Quarter	$36.51	$30.94
Third Quarter	$33.52	$26.34
Fourth Quarter	$33.11	$25.60
Fiscal Year	$37.86	$25.60
Stockholders
According to the records of our transfer agent, there were 1,581 holders of record of our common stock on January 20, 2012. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2011 or fiscal 2010. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 2, 2011. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				355,485
September 3—September 30, 2011
Shares repurchased	2,007	$25.16	2,007	$(50,485)	(2)
October 1—October 28, 2011
Shares repurchased	—	$—	—	$—
October 29—December 2, 2011
Shares repurchased	—	$—	—	$—
Total	2,007		2,007	$305,000
_________________________________________

(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In June 2011, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. As of December 2, 2011, no prepayments remained under this agreement.

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

	Fiscal Years
	2011	2010	2009(1)	2008	2007
Operations:
Revenue	$4,216,258	$3,800,000	$2,945,853	$3,579,889	$3,157,881
Gross profit	$3,778,385	$3,396,498	$2,649,121	$3,217,259	$2,803,187
Income before income taxes	$1,035,230	$943,151	$701,520	$1,078,508	$947,190
Net income	$832,847	$774,680	$386,508	$871,814	$723,807
Net income per share:
Basic	$1.67	$1.49	$0.74	$1.62	$1.24
Diluted	$1.65	$1.47	$0.73	$1.59	$1.21
Shares used to compute basic net income per share	497,469	519,045	524,470	539,373	584,203
Shares used to compute diluted net income per share	503,921	525,824	530,610	548,553	598,775
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(2)
Cash, cash equivalents and short-term investments	$2,911,692	$2,468,015	$1,904,473	$2,019,202	$1,993,854
Working capital	$2,520,672	$2,147,962	$1,629,071	$1,972,504	$1,720,441
Total assets	$8,991,183	$8,141,148	$7,282,237	$5,821,598	$5,713,679
Debt and capital lease obligations, non-current	$1,505,096	$1,513,662	$1,000,000	$350,000	$—
Stockholders’ equity	$5,783,113	$5,192,387	$4,890,568	$4,410,354	$4,649,982
Additional data:
Worldwide employees	9,925	9,117	8,660	7,544	6,794
_________________________________________

(1)
Fiscal 2009 includes the integration of Omniture into our operations which was not present in the prior years. See Note 2 of our Notes to Consolidated Financial Statements for information regarding our Omniture acquisition.

(2)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2011.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled Risk Factors in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2012. When used in this report, the words “expects”, “could”, “would”, “may”, “anticipates”, “intends”, “plans”, “believes”, seeks”, “targets”, “estimates”, “looks for”, “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force, and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted model or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia.
ACQUISITIONS
On January 13, 2012, we completed the acquisition of privately held Efficient Frontier, a multi-channel ad buying and optimization company. Efficient Frontier will be integrated into our Digital Marketing reportable segment for financial reporting purposes beginning in the first quarter of fiscal 2012. See Note 2 and Note 21 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.
During fiscal 2011, we completed six business combinations and two asset acquisitions with aggregate purchase prices totaling approximately $328.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates however, the impact of these acquisitions was not material to our consolidated balance sheets and results of operations.
On October 28, 2010, we completed the acquisition of Day, a provider of WEM, digital asset management and social collaboration solutions based in Basel, Switzerland and Boston, Massachusetts for approximately $248.3 million. We have included the financial results of Day in our consolidated results of operations beginning on the acquisition date however the impact of this acquisition was not material to our consolidated balance sheets and results of operations in fiscal 2010. Following the closing, we integrated Day as a product line within our Enterprise segment for financial reporting purposes.
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
Revenue Recognition
Our revenue is derived from the licensing of software products, associated software maintenance and support plans, custom software development, non-software related hosting services, consulting services, training and technical support.
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
For our software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence ("VSOE"), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.
We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training.
In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. The application of these new accounting standards, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year.
For multiple element arrangements containing our non-software services, we must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, TPE BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.
For multiple-element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use its BESP for that deliverable. Once revenue is allocated to software or software-related elements as a group, it follows historic software accounting guidance. Revenue is then recognized when the basic revenue recognition criteria are met for each element.
When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We are generally unable to establish VSOE or TPE for non-software elements and as such, we use BESP. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.
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
Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the year ended December 2, 2011 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.
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

For our ongoing traditional employee equity awards, we currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, estimated forfeitures and expected dividends.
We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, assumed equity awards, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.
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
In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the equity awards assumed. The estimated fair value is determined utilizing a modified binomial option pricing model which assumes employees exercise their stock options when the share price exceeds the strike price by a certain dollar threshold. If the acquired company has significant historical data on their employee’s exercise behavior, then this threshold is determined based upon the acquired company’s history. Otherwise, our historical exercise experience is used to determine the exercise threshold. Zero coupon yields implied by U.S. Treasury issuances, implied volatility for our common stock and our historical forfeiture rate are other inputs to the binomial model.
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
We completed our annual impairment test in the second quarter of fiscal 2011 and determined there was no impairment. In the fourth quarter of fiscal 2011, we announced changes to in our business strategy which resulted in a reduction of forecasted revenue for certain of our products. We performed an update to our goodwill impairment test for the Enterprise reporting unit and determined there was no impairment.. The results of our annual impairment test and our update in the fourth quarter for our Enterprise reporting unit indicate there is no significant risk of future material goodwill impairment in any of our reporting units.
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
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

RESULTS OF OPERATIONS
Overview of 2011
Effective in the first quarter of fiscal 2011, we modified our segments due to changes in how we operate our business. We split our prior Creative Solutions segment into two new segments: Creative and Interactive Solutions and Digital Media Solutions. Creative and Interactive Solutions contains our Creative Suite family of products including our professional page layout and web layout products, whereas Digital Media Solutions contains our imaging and video products for professionals and hobbyists. We also merged our former Platform segment into the new Creative and Interactive Solutions segment to better align our focus with market trends and our opportunities. As part of our business unit reorganization, we also moved several products to different businesses. See Note 19 of our Notes to Consolidated Financial Statements for further information. Prior year information below has been updated to reflect these changes.
For fiscal 2011, we reported solid financial results and executed against our fiscal 2011 strategic growth initiatives: Content Authoring, Digital Marketing Optimization and Customer Experience Management. Our performance was driven by continued demand for our CS5 product family as well as strength in our other business segments including our Enterprise, Knowledge Worker, Omniture and Digital Media Solutions segments. For comparative purposes, financial results for the year ended December 3, 2010 benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar. This extra week had a favorable impact on our revenue in the first quarter of fiscal 2010 by approximately $35 million and related impact to expenses of approximately $20 million. Fiscal 2010 was a 53-week year, whereas fiscal 2011 was a 52-week year and our first quarter of fiscal 2011 contained one less week.
In our Creative and Interactive Solutions segment, adoption of our CS5 family of products continued to drive the overall performance of our creative business. The launch of CS5.5 in May 2011 helped to maintain the revenue run-rate achieved by CS5. Overall, this resulted in 9% revenue growth in fiscal 2011 when compared to fiscal 2010 in this segment.
Our Digital Media Solutions segment revenue increased 5% during fiscal 2011 when compared to fiscal 2010, primarily due to an overall increase in licensing of our video authoring and image editing products.
Our Knowledge Worker segment achieved 13% revenue growth during fiscal 2011 when compared to fiscal 2010, due to continued strong demand for our Acrobat X product which was released in the fourth quarter of fiscal 2010.
Our Enterprise segment also achieved strong revenue growth of 26% during fiscal 2011 when compared to fiscal 2010 primarily due to our acquisition of Day in the fourth quarter of fiscal 2010, which contributed strong financial performance in this segment.
In our Omniture business, we continued to achieve strong momentum during fiscal 2011 with revenue growth of 20% when compared to fiscal 2010. Driving this success was increased demand for our Adobe Online Marketing Suite as well as maintaining strong bookings performance.
Our Print and Publishing business segment revenue decreased 3% during fiscal 2011 when compared to fiscal 2010, primarily due to lower Shockwave revenue and the timing of Coldfusion product releases.
Revenue (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Product	$3,424.5	$3,159.2	$2,684.8	8%	18%
Percentage of total revenue	81%	83%	91%
Subscription	450.7	386.8	74.6	17%	*
Percentage of total revenue	11%	10%	3%
Services and support	341.1	254.0	186.5	34%	36%
Percentage of total revenue	8%	7%	6%
Total revenue	$4,216.3	$3,800.0	$2,945.9	11%	29%
_________________________________________

(*)	Percentage is greater than 100%.
As described in Note 19 of our Notes to Consolidated Financial Statements, we have the following segments: Creative and Interactive Solutions, Digital Media Solutions, Knowledge Worker, Enterprise, Omniture and Print and Publishing.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $450.7 million, $386.8 million and $74.6 million in subscription revenue for fiscal years 2011, 2010 and 2009, respectively, approximately $387.4 million, $340.6 million and $44.4 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.
We expect our subscription revenue will increase as a result of our investments in new SaaS and subscription models that will allow us to target new users.
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
Segments
In fiscal 2011, we categorized our products into the following segments:

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

•
Knowledge Worker—Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Acrobat family of products and our on-demand, web-based, electronic signature solutions resulting from our acquisition of EchoSign.

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

Segment Information (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Creative and Interactive Solutions	$1,713.2	$1,577.6	$1,331.6	9%	18%
Percentage of total revenue	41%	42%	45%
Digital Media Solutions	625.8	593.5	494.6	5%	20%
Percentage of total revenue	15%	16%	17%
Knowledge Worker	740.2	654.3	557.6	13%	17%
Percentage of total revenue	18%	17%	19%
Enterprise	442.7	351.7	297.9	26%	18%
Percentage of total revenue	10%	9%	10%
Omniture	476.1	396.7	56.5	20%	*
Percentage of total revenue	11%	10%	2%
Print and Publishing	218.3	226.2	207.7	(3)%	9%
Percentage of total revenue	5%	6%	7%
Total revenue	$4,216.3	$3,800.0	$2,945.9	11%	29%

_________________________________________

(*)	Percentage is greater than 100%.
Fiscal 2011 Revenue Compared to Fiscal 2010 Revenue
Revenue from Creative and Interactive Solutions increased $135.6 million during fiscal 2011 as compared to fiscal 2010. The year-over-year increase in revenue was driven by continued licensing of the CS5 product family. During fiscal 2011, revenue associated with our Creative Suite products increased 7% as compared to fiscal 2010. During fiscal 2011 as compared to fiscal 2010, the overall number of units licensed for Creative and Interactive Solutions increased and unit average selling prices remained relatively stable.
Revenue from Digital Media Solutions increased $32.3 million during fiscal 2011 as compared to fiscal 2010. The growth was primarily due to an increase in revenue associated with our video authoring products, and to a lesser extent, our digital imaging products. Contributing to the growth was a 27% increase in revenue associated with Adobe Creative Suite Production Premium. Photoshop point product revenue remained relatively stable in fiscal 2011 as compared to fiscal 2010. Both the overall number of units licensed and unit average selling prices for Digital Media Solutions remained relatively stable during fiscal 2011 as compared to fiscal 2010.
Revenue from Knowledge Worker increased $85.9 million during fiscal 2011 as compared to fiscal 2010. We attribute this success to strong adoption of our Acrobat X product, which was released in the fourth quarter of fiscal 2010. During fiscal 2011 as compared to fiscal 2010, unit average selling prices for Knowledge Worker increased and the number of units licensed remained relatively stable.
Revenue from Enterprise increased $91.0 million during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to our addition of products from the acquisition of Day to our Enterprise offerings and strong customer adoption of Day's WEM solutions.
Revenue from Omniture increased $79.4 million during fiscal 2011 as compared to fiscal 2010. This increase was due to continued demand for our Online Marketing Suite.
Revenue from Print and Publishing decreased $7.9 million during fiscal 2011 as compared to fiscal 2010. The decrease was primarily due to lower Shockwave revenue and the release of Coldfusion 9 at the end of fiscal 2009 for which a comparable release did not occur in the current year. Also contributing to the decline was a one-time large deal in Adobe Captivate and our Tech Communications products during fiscal 2010 that did not recur in fiscal 2011.
Fiscal 2010 Revenue Compared to Fiscal 2009 Revenue (Prior year information below has been updated to reflect our fiscal 2011 segment changes)
Revenue from Creative Solutions increased $246.0 million during fiscal 2010 as compared to fiscal 2009 primarily due to strong licensing of CS4 during fiscal 2010 until the release of CS5, as well as strong adoption of CS5 beginning in the second quarter of fiscal 2010. The increase was driven largely by a 23% increase in Creative Suite products related revenue as compared to the prior year. Excluding large enterprise license agreement (“ELA”) deals, the overall number of units licensed increased and unit average selling prices remained relatively stable during fiscal 2010 as compared to fiscal 2009.
Revenue from Digital Media Solutions increased $98.9 million during fiscal 2010 as compared to fiscal 2009. The increase was primarily due to an increase in revenue associated with our image editing products and to a lesser extent our video authoring products. Contributing to the increase in revenue was growth of 24% in our Photoshop point product revenue coupled with a 27% increase in Creative Suite Production Premium revenue. Excluding ELA deals, the overall number of units licensed increased and unit average selling prices remained relatively stable during fiscal 2010 as compared to fiscal 2009.
Revenue from Knowledge Worker increased $96.7 million during fiscal 2010 as compared to fiscal 2009. We attribute this success to strength in enterprise licensing of Acrobat and improved economic conditions in certain markets and geographies where we focus on Acrobat adoption. An increase in the number of units licensed also contributed to the increase in revenue. Unit average selling prices, excluding large ELA deals, have remained relatively stable.
Revenue from Enterprise increased $53.8 million during fiscal 2010 as compared to fiscal 2009 due to increased adoption of our LiveCycle and Adobe Connect products as well as the acquisition of Day, which closed late in the fourth quarter of fiscal 2010 and contributed $5.4 million in revenue.
Revenue from Omniture increased $340.2 million during fiscal 2010 as compared to fiscal 2009. We acquired Omniture in the fourth quarter of fiscal 2009 and therefore do not have a full fiscal year of revenue for 2009 in which to provide a comparison between fiscal years.

Revenue from Print and Publishing increased $18.5 million during fiscal 2010 as compared to fiscal 2009 due to an improved economic environment in certain markets and geographies, the launch of new products, fees received for engineering services and royalties related to PostScript products.
Geographical Information (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Americas	$2,044.6	$1,835.3	$1,382.6	11%	33%
Percentage of total revenue	49%	48%	46%
EMEA	1,317.4	1,191.9	928.9	11%	28%
Percentage of total revenue	31%	32%	32%
Asia	854.3	772.8	634.4	11%	22%
Percentage of total revenue	20%	20%	22%
Total revenue	$4,216.3	$3,800.0	$2,945.9	11%	29%

Fiscal 2011 Revenue by Geography Compared to Fiscal 2010 Revenue by Geography
Overall revenue for fiscal 2011 increased in each of the geographic regions when compared to fiscal 2010. Within each geographic region, every reportable segment contributed to the increase in revenue with the exception of Print and Publishing, which experienced decreases in EMEA and Asia. The increase in revenue during fiscal 2011 as compared to fiscal 2010 in the Americas, EMEA and Asia was attributable to the factors noted above.
Fiscal 2010 Revenue by Geography Compared to Fiscal 2009 Revenue by Geography
Overall revenue in each of the geographic regions for fiscal 2010 increased compared to fiscal 2009 primarily due to the launch of CS5 in the second quarter of fiscal 2010 as well as additional revenue from Omniture which we acquired in the fourth quarter of fiscal 2009. Increased revenue in our Knowledge Worker and Enterprise business segments also contributed to the increase as well as an improved economy across all geographies.
Included in the overall increase in revenue for fiscal 2011 as compared to fiscal 2010 and fiscal 2010 as compared to fiscal 2009 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2011	Fiscal 2010
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$16.4	$(18.4)
British Pound	6.5	(3.3)
Other currencies	2.9	0.1
Total EMEA	25.8	(21.6)
Japanese Yen	38.5	23.7
Other currencies	14.6	12.1
Total revenue impact	78.9	14.2
Hedging impact:
EMEA	3.6	19.5
Japanese Yen	0.2	0.6
Total hedging impact	3.8	20.1
Total impact	$82.7	$34.3

During fiscal 2011, the Euro, British Pound and other EMEA currencies were favorably impacted as the U.S. Dollar weakened against these currencies causing revenue in EMEA measured in average U.S. Dollar equivalents to increase compared to fiscal 2010. Revenue measured in both the Japanese Yen and other currencies also were favorably impacted as the U.S. Dollar weakened against these currencies. During fiscal 2011, our EMEA and Japanese Yen currency hedging programs resulted in hedging gains as noted above.

During fiscal 2010, the U.S. dollar strengthened against both the Euro and British pound causing revenue in EMEA measured in average U.S. Dollar equivalents to decrease as compared to fiscal 2009. Revenue in Japanese Yen was favorably impacted as the U.S. Dollar weakened against this currency as compared to fiscal 2009. Other currencies in Asia, specifically the Australian Dollar also strengthened against the U.S. Dollar resulting in a favorable impact to revenue during fiscal 2010. We had no comparable impact to revenue from the Australian Dollar during fiscal 2009. During fiscal 2010, our EMEA and Japanese Yen currency hedging programs resulted in hedging gains as noted above.
See Note 19 of our Notes to Consolidated Financial Statements for further geographic information.
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Our shippable backlog at the end of the fourth quarter of fiscal 2010 was approximately 5% of fourth quarter fiscal 2010 revenue. We had minimal shippable backlog at the end of the fourth quarter of fiscal 2011. We expect that our shippable backlog will be insignificant in future periods.
Cost of Revenue (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Product	$125.7	$127.5	$180.6	(1)%	(29)%
Percentage of total revenue	3%	3%	6%
Subscription	194.0	195.6	48.3	(1)%	*
Percentage of total revenue	5%	5%	2%
Services and support	118.2	80.4	67.8	47%	19%
Percentage of total revenue	3%	2%	2%
Total cost of revenue	$437.9	$403.5	$296.7	9%	36%
_________________________________________

(*)	Percentage is greater than 100%.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased due to the following:

	% Change 2011-2010	% Change 2010-2009
Amortization of purchased intangibles	6%	(23)%
Royalty cost	(3)	(5)
Localization costs related to our product launches	—	(7)
Cost of sales	—	4
Various individually insignificant items	(4)	2
Total change	(1)%	(29)%

Amortization of purchased intangibles increased during fiscal 2011 as compared to fiscal 2010, primarily due to amortization expense associated with intangible assets purchased through recent acquisitions. Amortization of purchased intangibles decreased during fiscal 2010 as compared to fiscal 2009 due to a decrease in amortization of $80.0 million associated with certain intangible assets purchased through the Macromedia acquisition which were fully amortized during fiscal 2009.
Royalty costs decreased during fiscal 2011 as compared to fiscal 2010 and decreased during fiscal 2010 as compared to fiscal 2009, primarily due to a decrease in obligations to certain key vendors.
The decrease in localization costs during fiscal 2010 as compared to fiscal 2009 was primarily due to capitalized localization costs associated with CS4 products becoming fully amortized at the end of fiscal 2009, offset in part by new localization costs incurred as a result of the launch of CS5 products during fiscal 2010.

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
Cost of subscription revenue decreased during fiscal 2011 as compared to fiscal 2010 primarily due to a decrease in amortization expense related to certain intangible assets purchased through our acquisition of Omniture that were fully amortized at the end of fiscal 2011 offset in part by increases in costs associated with compensation and related benefits driven by additional headcount and increases in data center costs related to higher transaction volumes.
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
Cost of services and support revenue increased during fiscal 2011 as compared to fiscal 2010, primarily due to increases in costs associated with compensation and related benefits driven by additional headcount primarily from the Day acquisition.
Cost of services and support revenue increased during fiscal 2010 as compared to fiscal 2009, due to increases in costs associated with compensation and related benefits driven by additional headcount as a result of our acquisition of Omniture.
Operating Expenses (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Research and development	$738.1	$680.3	$565.1	8%	20%
Percentage of total revenue	18%	18%	19%
Sales and marketing	$1,385.8	$1,244.2	$981.9	11%	27%
Percentage of total revenue	33%	33%	33%
General and administrative	$414.6	$383.5	$298.7	8%	28%
Percentage of total revenue	10%	10%	10%
Restructuring and other charges	$97.8	$23.3	$41.3	*	(44)%
Percentage of total revenue	2%	1%	1%
Amortization of purchased intangibles and incomplete technology	$42.8	$72.1	$71.6	(41)%	1%
Percentage of total revenue	1%	2%	2%
Total operating expenses	$2,679.1	$2,403.4	$1,958.6	11%	23%
_________________________________________

(*)	Percentage is greater than 100%.
Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2011 as compared to fiscal 2010 was primarily driven by higher employee compensation due to additional headcount. The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2010 as compared to fiscal 2009 was primarily driven by increases in compensation expense due to additional headcount as a result of our acquisition of Omniture and to higher employee compensation including bonuses based on company performance to date when compared to fiscal 2009.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2011-2010	% Change 2010-2009
Compensation and related benefits associated with headcount growth	6%	2%
Compensation associated with incentive compensation and stock-based compensation	—	16
Various individually insignificant items	2	2
Total change	8%	20%

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
Sales and marketing expenses increased due to the following:

	% Change 2011-2010	% Change 2010-2009
Compensation and related benefits associated with headcount growth	5%	3%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3	3
Compensation associated with incentive compensation and stock-based compensation	1	16
Various individually insignificant items	2	5
Total change	11%	27%
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
General and administrative expenses increased due to the following:

	% Change 2011-2010	% Change 2010-2009
Compensation and related benefits associated with headcount growth	3%	5%
Professional and consulting fees	5	4
Compensation associated with incentive compensation and stock-based compensation	2	15
Depreciation and amortization	(1)	3
Various individually insignificant items	(1)	1
Total change	8%	28%
Professional and consulting fees increased during fiscal 2011 as compared to fiscal 2010 primarily due to increase in fees for various technology projects and increased litigation expense. Professional and consulting fees increased during fiscal 2010 as compared to fiscal 2009 primarily due to increases in information technology services to support our business.

 Restructuring and Other Related Charges
During the past several years, we have initiated various restructuring plans. In connection with our recent Fiscal 2011 Restructuring Plan initiated in November 2011, we accrued $81.9 million for termination benefits and closing redundant facilities as well as $12.7 million related to the write-off of certain assets that were no longer useful to the company based on changes in our business. In connection with our Fiscal 2009 Restructuring Plan, we accrued $3.7 million during fiscal 2011 for closing redundant facilities. During fiscal 2010, in connection with our Fiscal 2009 Restructuring Plan we accrued $25.4 million for termination benefits and closing redundant facilities. During fiscal 2009, we accrued $25.5 million for termination benefits related to our Fiscal 2009 Restructuring Plan and we also accrued $15.2 million for termination benefits and closing redundant facilities related to our Fiscal 2008 Restructuring Plan. In connection with all of our restructuring plans, we recorded minor favorable adjustments for changes in previous estimates during the periods presented.
See Note 11 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles and Incomplete Technology
During the last several years, we have completed a number of business combinations and asset acquisitions including Macromedia in fiscal 2006, Omniture in fiscal 2009, Day in fiscal 2010 and eight smaller acquisitions in fiscal 2011. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to twelve years.
Amortization expense decreased 41% during fiscal 2011 as compared to fiscal 2010 primarily due to amortization expense associated with certain intangible assets purchased through our acquisition of Macromedia that were fully amortized at the end of fiscal 2010. This decrease was offset in part by an increase in amortization expense as a result of intangible assets purchased through our acquisition of Day in the fourth quarter of fiscal 2010 as well as an increase in intangible assets purchased through our fiscal 2011 acquisitions.
Amortization expense increased 1% during fiscal 2010 as compared to fiscal 2009, primarily as a result of intangible assets purchased through our acquisition of Omniture in the fourth quarter of fiscal 2009. This increase was offset by a decrease in amortization expense associated with certain intangible assets purchased through our Macromedia acquisition that were fully amortized at the end of fiscal 2009.
Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Interest and other income (expense), net	$(3.0)	$13.1	$31.4	(123)%	(58)%
Percentage of total revenue	*	*	1%
Interest expense	(67.0)	(56.9)	(3.4)	18%	*
Percentage of total revenue	(2)%	(1)%	*
Investment gains (losses), net	5.9	(6.1)	(17.0)	(197)%	(64)%
Percentage of total revenue	*	*	(1)%
Total non-operating income (expense), net	$(64.1)	$(49.9)	$11.0	28%	(554)%
_________________________________________

(*)	Percentage is not meaningful.
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
Interest and other income (expense), net changed from net income in fiscal 2010 to net expense in fiscal 2011 primarily due to increased foreign exchange losses of $17.3 million partially offset by increased interest income of $2.4 million due to higher average interest rates on our investments.
Interest and other income (expense), net, decreased during fiscal 2010 as compared to fiscal 2009 primarily due to a reduction in interest earned of $12.8 million resulting from lower average interest rates on our investments and $5.8 million lower realized gains on our investments. During fiscal 2010, we also recorded a $20.8 million gain associated with a forward contract purchased to hedge our economic exposure related to our acquisition of Day, which was offset in part by foreign exchange losses and increased cash flow hedging costs.

Interest Expense
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). On February 1, 2010, we repaid the outstanding balance under our $1.0 billion credit facility with a portion of the proceeds from our Notes.
The increase in interest expense during fiscal 2011 as compared to fiscal 2010 was primarily due to interest associated with higher borrowings resulting from the issuance of the Notes. The increase in interest expense during fiscal 2010 as compared to fiscal 2009 was primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes. Interest expense for fiscal 2009 primarily represents interest associated with the then outstanding balance under our credit facility. Interest due on any outstanding balance under the credit facility was paid upon expiration of the London interbank offered rate (LIBOR) contract or at a minimum, quarterly.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains and (losses), net fluctuated due to the following (in millions):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net gains (losses) related to our direct and indirect investments in privately held companies	$5.3	(11.3)	(18.7)
Gains from sale of marketable equity securities	0.8	4.0	—
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(0.2)	—	(0.3)
Net gains related to our trading securities	—	1.2	2.0
Total investment gains (losses), net	$5.9	(6.1)	(17.0)

During fiscal 2011, total investment gains (losses), net improved to net gains primarily due to unrealized losses related to our indirect investments in privately held companies in fiscal 2010 that did not recur during fiscal 2011. This was offset in part by a decrease in net realized gains from the sale of marketable equity securities during fiscal 2011 due to less sales of these investments.
During fiscal 2010, net losses on our investments improved primarily due to a decrease in net unrealized losses incurred on certain of our direct investments in privately held companies during fiscal 2009 offset in part by an increase in net realized losses from our portfolio of indirect investments in privately held companies in fiscal 2010.
Provision for Income Taxes (dollars in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	% Change 2011-2010	% Change 2010-2009
Provision	$202.4	$168.5	$315.0	20%	(47)%
Percentage of total revenue	5%	4%	11%
Effective tax rate	20%	18%	45%

Our effective tax rate increased by approximately two percentage points during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to the one-time tax costs of licensing acquired company assets to Adobe's trading companies.  These costs were partially offset by tax benefits related to a favorable state income tax ruling and the reinstatement of the federal research and development tax credit.
Our effective tax rate decreased approximately twenty-seven percentage points during fiscal 2010 as compared to fiscal 2009. The decrease was primarily due to tax benefits recognized as a result of the completion in the fourth quarter of fiscal 2010 of a U.S. income tax examination covering fiscal years 2005 through 2007 and stronger international profits, partially offset by the expiration of the research and development credit on December 31, 2009.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at December 2, 2011 was $163.6 million, exclusive of interest and penalties. If the total unrecognized tax benefits at December 2, 2011 were recognized in the future, $145.7 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.9 million federal benefit related to deducting certain payments on future state tax returns.
As of December 2, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $12.3 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $40 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 2, 2011	December 3, 2010
Cash and cash equivalents	$989.5	$749.9
Short-term investments	$1,922.2	$1,718.1
Working capital	$2,520.7	$2,148.0
Stockholders’ equity	$5,783.1	$5,192.4
A summary of our cash flows is as follows:

(in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$1,543.3	$1,113.0	$1,117.8
Net cash used for investing activities	(757.4)	(1,159.3)	(1,497.1)
Net cash (used for) provided by financing activities	(550.4)	(215.3)	477.6
Effect of foreign currency exchange rates on cash and cash equivalents	4.1	12.0	14.7
Net increase in cash and cash equivalents	$239.6	$(249.6)	$113.0

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of product revenue. Other sources of cash are proceeds from the exercise of employee options and participation in the ESPP. Another use of cash is our stock repurchase program, which is described below.
Cash Flows from Operating Activities
For fiscal 2011, net cash provided by operating activities of $1.5 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued restructuring. Increases in deferred revenue related primarily to an overall increase in billing activity for maintenance and support/upgrade plans, hosted and professional services and site and term licenses. Accrued restructuring increased primarily due to recognition of liabilities related to employee termination and facility exit costs associated with the Fiscal 2011 Restructuring Plan which occurred in the fourth quarter of fiscal 2011 and the majority of which will be paid in the first quarter of fiscal 2012. See Note 11 of our Notes to the Consolidated Financial Statements for information regarding our restructuring charges.
The primary working capital uses of cash for fiscal 2011 were increases in trade receivables coupled with decreases in accrued expenses and taxes payable. Trade receivables increased primarily as a result of overall higher sales levels and billing occurring during the latter half of the fourth quarter of fiscal 2011, offset in part by an increased rate of collection for Omniture services. Decreases in accrued expenses were primarily related to lower accrued bonus levels in fiscal 2011. During fiscal 2011, we also made our second and third semi-annual interest payments associated with our Notes totaling $62.3 million. Taxes payable decreased primarily due to the resolution of a Canadian Tax audit offset in part by quarterly increases to the tax provision in excess of taxes paid.
For fiscal 2010, net cash provided by operating activities of $1.1 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in accrued expenses and deferred revenue. Accrued expenses increased primarily due to amounts due under our fiscal 2010 annual incentive plan and interest on our Notes both of which were paid in the first quarter of fiscal 2011. During fiscal 2010, we made our first semi-annual interest payment associated with our Notes totaling $31.1 million. Increases in deferred revenue related primarily to activity from our acquisition of Omniture, the related renewal of calendar-year based contracts in addition to increases in maintenance and support orders and royalty revenue deferrals related to changes in customer billing terms.

The primary working capital uses of cash for fiscal 2010 were increases in trade receivables, prepaid expenses and other current assets as well as decreases in taxes payable, accrued restructuring and trade payables. Trade receivables increased as a result of products shipped and billed during the latter half of the fourth quarter of fiscal 2010 as a result of the launch of Acrobat X and slower receivable payments pertaining to Omniture services. Increases in prepaid expenses and other current assets related primarily to higher valuations on our cash flow and balance sheet hedges due to the strengthening of the U.S. dollar. Income taxes payable decreased primarily due to payments of approximately $200.0 million for tax liabilities associated with the repatriation of undistributed foreign earnings as well as a $20.0 million settlement of an IRS exam in the fourth quarter of fiscal 2010. Accrued restructuring decreased primarily due to payments made related to the fiscal 2009 restructuring plan that was initiated in the fourth quarter of fiscal 2009 in addition to adjustments made to previously recorded estimates, offset in part by new charges.

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

The primary working capital uses of cash for fiscal 2009 were decreases in accrued expenses, deferred revenue, trade payables and accrued restructuring. Accrued expenses decreased primarily due to payments for employee bonuses and commissions related to fiscal 2008. Decreases in deferred revenue related primarily to deferred revenue that was recognized in the first quarter of fiscal 2009 associated with our free of charge upgrades for CS4 and Photoshop Lightroom products, as well as declines in maintenance and support orders. Accrued restructuring decreased primarily due to payments related to the 2008 restructuring program that was initiated in the fourth quarter of fiscal 2008, offset in part by new charges related to our 2009 restructuring program and acquisition of Omniture.
Cash Flows from Investing Activities
For fiscal 2011, net cash used for investing activities of $0.8 billion was primarily due to purchases of short-term investments and multiple business acquisitions, offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2011 represented purchases of property, plant and equipment and long-term investments, intangibles and other assets.
On January 13, 2012, we acquired privately held Efficient Frontier, a multi-channel ad buying and optimization company, for approximately $346 million in cash. See Note 2 and Note 21 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.
For fiscal 2010, net cash used for investing activities of $1.2 billion was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2010 represented purchases of property and equipment and long-term investments and other assets and the acquisition of Day. These uses of cash were offset in part by proceeds from the sale of equipment under our sale lease-back transaction and the sale of long-term investments. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our sale lease-back transaction.

For fiscal 2009, net cash used for investing activities of $1.5 billion was primarily due to the acquisition of Omniture, purchases of short-term investments and property and equipment, offset in part by maturities and sales of short-term investments.
Cash Flows from Financing Activities
For fiscal 2011, net cash used for financing activities of $550.4 million was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. On February 1, 2010, we paid the outstanding balance on our credit facility, and the entire $1.0 billion credit line under this facility remains available for borrowing.
For fiscal 2009, net cash provided by financing activities of $477.6 million was primarily due to additional borrowing under our credit facility and proceeds from treasury stock issuances, offset in part by treasury stock repurchases. See section entitled Stock Repurchase Program discussed below.
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
 Restructuring
During the past several years, we have initiated various restructuring plans. Currently, we have the following five active restructuring plans, two of which were the result of large acquisitions:

•	Fiscal 2011 Restructuring Plan

•	Fiscal 2009 Restructuring Plan

•	Fiscal 2008 Restructuring Plan

•	Omniture Restructuring Plan

•	Macromedia Restructuring Plan
As of December 2, 2011, we have accrued total restructuring charges of approximately $88.4 million of which approximately $74.4 million relates to ongoing termination benefits and contract terminations that are expected to be paid during fiscal 2012. The remaining $14.0 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021of which approximately 75% will be paid through 2014. During fiscal 2011, we made payments related to the above restructuring plans totaling approximately $13.1 million which consisted of approximately $6.8 million and $6.3 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
As of December 3, 2010, we accrued total restructuring charges of approximately $16.4 million of which approximately $2.6 million related to ongoing termination benefits and contract terminations which were paid during the first quarter of fiscal 2011. The remaining $13.8 million related to the cost of closing redundant facilities and were expected to be paid under contract through fiscal 2021 of which over 70% will be paid through 2013. During fiscal 2010, we made payments related to the above restructuring plans totaling approximately $49.9 million which consisted of approximately $42.3 million related to termination benefits and contract terminations and approximately $7.6 million related to the cost of closing redundant facilities.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 11 of our Notes to Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2012 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $2.9 billion as of December 2, 2011. Of this amount, approximately 75% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

As of December 2, 2011, the amount outstanding under the Notes was $1.5 billion. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 78% of our consolidated invested balances during the fourth quarter of fiscal 2011. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, municipal securities, U.S. agency securities and U.S. Treasury securities.
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
During fiscal 2011, 2010 and 2009, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $695.0 million, $850.0 million and $350.0 million, respectively. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $600.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price of $31.81 through structured repurchase agreements entered into during fiscal 2011. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009.
For fiscal 2011, 2010 and 2009, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 2, 2011, December 3, 2010 and November 27, 2009 were excluded from the computation of earnings per share. As of December 2, 2011 and December 3, 2010 no prepayments remained under the agreements. As of November 27, 2009, approximately $59.9 million of prepayments remained under the agreements.
Subsequent to December 2, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $80.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $80.0 million stock repurchase agreement, $225.0 million remains under our time-constrained dollar-based authority. See Note 14 and 21 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended December 2, 2011.

Summary of Stock Repurchases for fiscal 2011, 2010 and 2009
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2011		2010		2009
		Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	1	$33.57	1	$35.66	1	$24.00
	Open market	—	$—	—	$—	—	$—
	Structured repurchases(2)	—	$—	9,358	$33.11	15,231	$27.89
June 2010	Structured repurchases(2)	21,849	$31.81	21,807	$27.51	—	$—
Total shares		21,850	$31.81	31,166	$29.19	15,232	$27.89
Total cost		$695,015		$909,900		$424,851
_________________________________________

(1)	The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of December 2, 2011 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of December 2, 2011 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$1,931.7	$62.3	$124.5	$695.3	$1,049.6
Operating leases	251.2	56.8	70.6	43.9	79.9
Capital lease obligations	20.7	9.9	10.8	—	—
Purchase obligations	296.1	267.3	11.6	4.2	13.0
Total	$2,499.7	$396.3	$217.5	$743.4	$1,142.5
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Interest on the Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. During fiscal 2011 interest payments totaled $62.3 million. At December 2, 2011, our maximum commitment for interest payments under the Notes was $431.7 million.
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of December 2, 2011, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at December 2, 2011 was $163.6 million, exclusive of interest and penalties.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $40 million.
Royalties
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Consolidated Statements of Income over the life of the leases. As of December 2, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.1 million and $0.7 million, respectively.
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
Foreign Currency Risk
Foreign Currency Hedging Instruments
In countries outside the U.S., we transact business in U.S. dollars and various other currencies which subject us to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. Additionally, we may use foreign exchange option or forward contracts to hedge our Euro- , Yen-, or British Pound-denominated revenue.
Our revenue exposures for fiscal 2011, 2010 and 2009 were as follows (in millions, except Yen):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Euro	€557.6	€542.9	€504.3
Yen (in billions)	¥34.7	¥35.6	¥30.3
British Pounds	£144.8	£123.9	£—

Our European operating expenses are primarily in Euro and our Japanese operating expenses are primarily in Yen, which naturally mitigates a portion of the exposure related to our Euro and Yen denominated product revenue. We then hedge a percentage of forecasted international revenue with purchased option contracts and/or forward contracts. Our revenue hedging policy is intended to help mitigate the impact on our forecasted revenue due to foreign currency exchange rate movements. In addition, we hedge our net monetary assets and liabilities using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. As of December 2, 2011, the total absolute value of outstanding contracts was $1,007.5 million which included the notional equivalent of $545.4 million in Euro, $203.3 million in Yen and $258.8 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of December 2, 2011, all contracts were set to expire at various times through June 2012. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.

In addition, we also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of December 2, 2011 and December 3, 2010, this long-term investment exposure totaled a notional equivalent of $481.4 million and $387.6 million, respectively. At this time, we do not hedge these long-term investment exposures.
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
We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended December 2, 2011, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as interest and other income, net. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 2, 2011, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 2, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $64.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $44.9 million.
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
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 2, 2011, we had debt securities classified as short-term investments of $1,909.9 million. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$646.7
Due within two years	620.8
Due within three years	429.6
Due after three years	212.8
Total	$1,909.9
A sensitivity analysis was performed on our investment portfolio as of December 2, 2011. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS.  The analysis is shown as of December 2, 2011 and December 3, 2010 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/2/2011	+50 BPS	+100 BPS	+150 BPS
1,935.5	1,930.6	1,922.1	1,909.9	1,896.4	1,883.0	1,869.9
-150 BPS	-100 BPS	-50 BPS	Fair Value 12/3/2010	+50 BPS	+100 BPS	+150 BPS
1,730.2	1,726.4	1,718.9	1,706.9	1,694.7	1,682.6	1,670.6
Other Market Risk
Privately Held Long-Term Investments
The privately held companies in which we invest can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
Short-Term Investments and Marketable Equity Securities
We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 2, 2011, our total equity holdings in publicly traded companies were valued at $12.3 million compared to $11.2 million at December 3, 2010. The increase was primarily due to the change in the fair value of our equity holdings during fiscal 2011.
The following table represents the potential decrease in fair values of our marketable equity securities as of December 2, 2011, that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

(in millions)	50%	35%	15%
Marketable equity securities	$6.2	$4.3	$1.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 2, 2011	December 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$989,500	$749,891
Short-term investments	1,922,192	1,718,124
Trade receivables, net of allowances for doubtful accounts of $15,080 and $15,233, respectively	634,373	554,328
Deferred income taxes	91,963	83,247
Prepaid expenses and other current assets	133,423	110,460
Total current assets	3,771,451	3,216,050
Property and equipment, net	527,828	448,881
Goodwill	3,849,217	3,641,844
Purchased and other intangibles, net	545,526	528,784
Investment in lease receivable	207,239	207,239
Other assets	89,922	98,350
Total assets	$8,991,183	$8,141,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$86,660	$52,432
Accrued expenses	554,941	564,275
Capital lease obligations	9,212	8,799
Accrued restructuring	80,930	8,119
Income taxes payable	42,634	53,715
Deferred revenue	476,402	380,748
Total current liabilities	1,250,779	1,068,088
Long-term liabilities:
Debt and capital lease obligations	1,505,096	1,513,662
Deferred revenue	55,303	48,929
Accrued restructuring	7,449	8,254
Income taxes payable	156,958	164,713
Deferred income taxes	181,602	103,098
Other liabilities	50,883	42,017
Total liabilities	3,208,070	2,948,761

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 491,540 and 501,897 shares outstanding, respectively	61	61
Additional paid-in-capital	2,753,896	2,458,278
Retained earnings	6,528,735	5,980,914
Accumulated other comprehensive income	29,950	17,428
Treasury stock, at cost (109,294 and 98,937 shares, respectively), net of reissuances	(3,529,529)	(3,264,294)
Total stockholders’ equity	5,783,113	5,192,387
Total liabilities and stockholders’ equity	$8,991,183	$8,141,148

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 2, 2011	December 3, 2010	November 27, 2009
Revenue:
Products	$3,424,472	$3,159,161	$2,684,789
Subscription	450,645	386,805	74,602
Services and support	341,141	254,034	186,462
Total revenue	4,216,258	3,800,000	2,945,853
Cost of revenue:
Products	125,640	127,453	180,611
Subscription	194,033	195,595	48,286
Services and support	118,200	80,454	67,835
Total cost of revenue	437,873	403,502	296,732
Gross profit	3,778,385	3,396,498	2,649,121
Operating expenses:
Research and development	738,053	680,332	565,141
Sales and marketing	1,385,822	1,244,197	981,903
General and administrative	414,605	383,499	298,749
Restructuring and other related charges	97,773	23,266	41,260
Amortization of purchased intangibles and incomplete technology	42,833	72,130	71,555
Total operating expenses	2,679,086	2,403,424	1,958,608
Operating income	1,099,299	993,074	690,513
Non-operating income (expense):
Interest and other income (expense), net	(2,974)	13,139	31,380
Interest expense	(66,952)	(56,952)	(3,407)
Investment gains (losses), net	5,857	(6,110)	(16,966)
Total non-operating income (expense), net	(64,069)	(49,923)	11,007
Income before income taxes	1,035,230	943,151	701,520
Provision for income taxes	202,383	168,471	315,012
Net income	$832,847	$774,680	$386,508
Basic net income per share	$1.67	$1.49	$0.74
Shares used to compute basic net income per share	497,469	519,045	524,470
Diluted net income per share	$1.65	$1.47	$0.73
Shares used to compute diluted net income per share	503,921	525,824	530,610

  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 28, 2008	600,834	$61	$2,396,819	$4,913,406	$57,222	(74,723)	$(2,957,154)	$4,410,354
Comprehensive income:
Net income	—	—	—	386,508	—	—	—	386,508
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	(32,776)	—	—	(32,776)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	353,732
Re-issuance of treasury stock under stock compensation plans	—	—	(303,688)	—	—	11,777	483,254	179,566
Tax benefit from employee stock option plans	—	—	44,381	—	—	—	—	44,381
Purchase of treasury stock	—	—	—	—	—	(15,231)	(350,014)	(350,014)
Equity awards assumed for acquisition	—	—	84,968	—	—	—	—	84,968
Stock-based compensation	—	—	167,581	—	—	—	—	167,581
Balances at November 27, 2009	600,834	$61	$2,390,061	$5,299,914	$24,446	(78,177)	$(2,823,914)	$4,890,568
Comprehensive income:
Net income	—	—	—	774,680	—	—	—	774,680
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	(7,018)	—	—	(7,018)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	767,662
Re-issuance of treasury stock under stock compensation plans	—	—	(177,099)	(93,680)	—	10,407	410,049	139,270
Tax benefit from employee stock option plans	—	—	11,107	—	—	—	—	11,107
Purchase of treasury stock	—	—	—	—	—	(31,167)	(850,020)	(850,020)
Equity awards assumed for acquisition	—	—	3,264	—	—	—	—	3,264
Stock-based compensation	—	—	230,945	—	—	—	—	230,945
Value of shares in deferred compensation plan	—	—	—	—	—	—	(409)	(409)
Balances at December 3, 2010	600,834	$61	$2,458,278	$5,980,914	$17,428	(98,937)	$(3,264,294)	$5,192,387
Comprehensive income:
Net income	—	—	—	832,847	—	—	—	832,847
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	12,522	—	—	12,522
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	845,369
Re-issuance of treasury stock under stock compensation plans	—	—	—	(285,026)	—	11,492	429,780	144,754
Tax benefit from employee stock option plans	—	—	9,568	—	—	—	—	9,568
Purchase of treasury stock	—	—	—	—	—	(21,849)	(695,015)	(695,015)
Stock-based compensation	—	—	286,050	—	—	—	—	286,050
Balances at December 2, 2011	600,834	$61	$2,753,896	$6,528,735	$29,950	(109,294)	$(3,529,529)	$5,783,113

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 2, 2011	December 3, 2010	November 27, 2009
Cash flows from operating activities:
Net income	$832,847	$774,680	$386,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	270,205	292,738	282,423
Stock-based compensation	286,103	231,086	167,581
Deferred income taxes	51,415	(172,329)	49,590
Unrealized (gains) losses on investments	(4,349)	11,517	11,623
Retirements and disposals of property and equipment	14,772	674	821
Tax benefit from employee stock option plans	9,568	11,107	44,381
Other non-cash items	14,992	2,588	2,494
Excess tax benefits from stock-based compensation	(9,949)	(16,430)	(11,980)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(81,065)	(134,276)	172,287
Prepaid expenses and other current assets	(5,100)	(39,963)	21,814
Trade payables	32,203	(10,092)	(13,601)
Accrued expenses	(24,708)	127,814	(52,179)
Accrued restructuring	71,932	(26,811)	(8,446)
Income taxes payable	(16,661)	(48,656)	109,620
Deferred revenue	101,109	109,348	(45,142)
Net cash provided by operating activities	1,543,314	1,112,995	1,117,794
Cash flows from investing activities:
Purchases of short-term investments	(1,861,075)	(2,600,787)	(1,307,366)
Maturities of short-term investments	486,050	643,614	464,031
Proceeds from sales of short-term investments	1,148,148	1,134,365	1,057,176
Business acquisitions, net of cash acquired	(259,046)	(193,281)	(1,582,669)
Purchases of property and equipment	(210,294)	(169,642)	(119,592)
Proceeds from sale of property and equipment	—	32,151	—
Purchases of long-term investments, intangibles and other assets	(65,600)	(28,216)	(29,143)
Proceeds from sale of long-term investments	4,558	20,351	17,696
Other	(143)	2,151	2,771
Net cash used for investing activities	(757,402)	(1,159,294)	(1,497,096)
Cash flows from financing activities:
Purchases of treasury stock	(695,015)	(850,020)	(350,013)
Proceeds from issuance of treasury stock	144,754	139,270	179,566
Excess tax benefits from stock-based compensation	9,949	16,430	11,980
Proceeds from debt	—	1,493,439	650,000
Repayment of debt and capital lease obligations	(10,046)	(1,003,719)	—
Repayment of acquired debt	—	—	(13,897)
Debt issuance costs	—	(10,662)	—
Net cash (used for) provided by financing activities	(550,358)	(215,262)	477,636
Effect of foreign currency exchange rates on cash and cash equivalents	4,055	11,965	14,703
Net increase (decrease) in cash and cash equivalents	239,609	(249,596)	113,037
Cash and cash equivalents at beginning of year	749,891	999,487	886,450
Cash and cash equivalents at end of year	$989,500	$749,891	$999,487
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$158,373	$389,114	$105,158
Cash paid for interest	$63,967	$34,632	$2,088
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$3,264	$84,968
Property and equipment acquired under capital leases	$—	$32,151	$—
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force, and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted model or “cloud-based” model) as well as through term subscription and pay- per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia.
Basis of Presentation
The accompanying Consolidated Financial Statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Use of Estimates
In preparing Consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, excess inventory and purchase commitments, restructuring charges, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2011 and 2009 were 52-week years compared with fiscal 2010 which was a 53-week year.
Reclassification
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows. In addition, Acquired rights to use technology was reclassified from Other Assets to Purchased and other intangibles, net in the Consolidated Balance Sheets.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the licensing of software products, associated software maintenance and support plans, custom software development, non-software related hosting services, consulting services, training and technical support.
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
For our software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.
We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training.
In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. The application of these new accounting standards, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year.
For multiple element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, TPE or BESP, as applicable and (3) allocate the total price among the various elements based on the relative selling price method.
For multiple element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software-related elements as a group and any non-software element separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of fair value of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use its BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Once revenue is allocated to software or software-related elements as a group, revenue is recognized under the guidance applicable to software transactions.
When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We are generally unable to establish VSOE or TPE for non-software elements and as such, we use BESP. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscription and Services and Support Revenue
We recognize revenue for hosting services that are based on a committed number of transactions, ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether all revenue recognition criteria have been met.
Our services and support revenue is composed of consulting, training and maintenance and support, primarily related to the licensing of our Enterprise and Mobile and Device Solutions products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.
Our consulting revenue is recognized using a time and materials basis and is measured monthly based on input measures, such as hours incurred to date, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements on a when and if available basis or technical support, depending on the offering, are recognized ratably over the performance period of the arrangement.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2011	2010	2009
Beginning balance	$49,426	$34,401	$50,943
Increase due to acquisition	—	—	6,566
Amount charged to revenue	162,491	171,607	113,009
Actual returns	(151,030)	(156,582)	(136,117)
Ending balance	$60,887	$49,426	$34,401
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

(in thousands)	2011	2010	2009
Beginning balance	$15,233	$15,225	$4,128
Increase due to acquisition	269	662	9,100
Charged to operating expenses(1)	6,271	3,673	2,190
Deductions(2)	(6,693)	(4,327)	(193)
Ending balance	$15,080	$15,233	$15,225
________________________________________

(1)
Fiscal 2011 and 2010 bad debt expense of $5.6 million and $2.7 million include a preference claim credited to operating expense of $0.7 million and $1.0 million, respectively. Fiscal 2009 bad debt expense of $3.2 million includes a preference claim charge to operating expense of $1.0 million.

(2)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 5 years for computers and equipment as well as server hardware under capital leases, 1 to 6 years for furniture and fixtures and up to 35 years for buildings. Leasehold

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful lives ranging from 1 to 15 years.
Goodwill, Purchased Intangibles and Other Long-Lived Assets
We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2011 and determined that there was no impairment. In the fourth quarter of fiscal 2011, we announced changes to our business strategy which resulted in a reduction of forecasted revenue for certain of our products. We performed an update to our goodwill impairment test for the Enterprise reporting unit and determined there was no impairment.
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
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2011, 2010 or 2009.
Our intangible assets are amortized over their estimated useful lives of 1 to 13 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. The weighted average useful lives of our intangibles assets was as follows:

Weighted Average Useful Life (years)
Purchased technology	6
Customer contracts and relationships	10
Trademarks	7
Acquired rights to use technology	9
Localization	1
Other intangibles	3

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
Internal Use Software
We capitalize costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2011, 2010 and 2009 were $75.1 million, $65.9 million and $67.0 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States (“U.S.”), we transact business in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro, Yen and British Pounds are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We use foreign exchange option and forward contracts for Euro-,Yen- and British Pound-denominated revenue.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The aggregate fair value of derivative instruments in net asset positions as of December 2, 2011 and December 3, 2010 was $25.4 million and $18.8 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by up to $3.9 million and $1.9 million, respectively from liabilities included in master netting arrangements with those same counterparties.
Credit risk in receivables is limited to OEMs, dealers and distributors of hardware and software products to the retail market, customers to whom we license software directly and our SaaS offerings. We are also experiencing elevated delinquency and bad debt write-offs related to our receivables assumed in business combinations. A credit review is completed for our new distributors, dealers and OEMs. We also perform ongoing credit evaluations of our customers’ financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software or provide SaaS services to a customer where we have a reason to believe the customer’s ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements made effective during the year ended December 2, 2011, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
Fiscal 2011 Acquisitions
During fiscal 2011, we completed six business combinations with aggregate purchase prices totaling approximately $281.0 million of which approximately $212.3 million was allocated to goodwill, $87.5 million to identifiable intangible assets and $18.8 million to net liabilities assumed. We also completed two asset acquisitions with aggregate purchase prices totaling $47.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the acquisition dates however the impact of these acquisitions were not material to our consolidated balance sheets and results of operations.
On January 13, 2012, we acquired privately held Efficient Frontier, a multi-channel ad buying and optimization company. See Note 21 for further information regarding this acquisition.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2010 Acquisitions
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
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Day’s net tangible and intangible assets based upon their estimated fair values as of October 28, 2010. During the first half of fiscal 2011, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total final purchase price for Day was approximately $248.3 million of which approximately $157.0 million was allocated to goodwill, $79.2 million to substantially all of the identifiable intangible assets and $9.0 million to net tangible assets. The impact of this acquisition was not material to our consolidated balance sheets or results of operations.
Fiscal 2009 Acquisitions
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pro Forma Results
The financial information in the table below summarizes the combined results of operations of Adobe and Omniture, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 27, 2009 or of results that may occur in the future.
The following pro forma financial information for fiscal 2009 combines the historical results for Adobe for the year ended November 27, 2009 and the historical results of Omniture for the period January 1, 2009 through October 23, 2009  (in thousands):

2009
Net revenues	$3,168,731
Net income	$308,904
Basic net income per share	$0.59
Shares used in computing basic net income per share	524,470
Diluted net income per share	$0.58
Shares used in computing diluted net income per share	531,293
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$261,206	$—	$—	$261,206
Cash equivalents:
Corporate bonds and commercial paper	15,948	—	—	15,948
Money market mutual funds and repurchase agreements	687,152	—	—	687,152
Time deposits	15,694	—	—	15,694
U.S. agency securities	2,500	—	—	2,500
U.S. Treasury securities	7,000	—	—	7,000
Total cash equivalents	728,294	—	—	728,294
Total cash and cash equivalents	989,500	—	—	989,500
Short-term fixed income securities:
Corporate bonds and commercial paper	1,109,674	6,533	(4,670)	1,111,537
Foreign government securities	7,280	43	—	7,323
Municipal securities	106,255	104	(4)	106,355
U.S. agency securities	374,514	1,496	(117)	375,893
U.S. Treasury securities	307,181	1,640	(4)	308,817
Subtotal	1,904,904	9,816	(4,795)	1,909,925
Marketable equity securities	10,581	1,686	—	12,267
Total short-term investments	1,915,485	11,502	(4,795)	1,922,192
Total cash, cash equivalents and short-term investments	$2,904,985	$11,502	$(4,795)	$2,911,692

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$98,691	$—	$—	$98,691
Cash equivalents:
Commercial paper	41,389	—	—	41,389
Money market mutual funds and repurchase agreements	477,259	—	—	477,259
Municipal securities	350	—	—	350
Time deposits	64,006	—	—	64,006
U.S. Treasury securities	68,195	1	—	68,196
Total cash equivalents	651,199	1	—	651,200
Total cash and cash equivalents	749,890	1	—	749,891
Short-term fixed income securities:
Corporate bonds and commercial paper	977,889	8,079	(1,450)	984,518
Foreign government securities	33,079	309	(2)	33,386
Municipal securities	119,608	29	(32)	119,605
U.S. agency securities	229,772	778	(179)	230,371
U.S. Treasury securities	336,441	2,828	(209)	339,060
Subtotal	1,696,789	12,023	(1,872)	1,706,940
Marketable equity securities	11,196	1,122	(1,134)	11,184
Total short-term investments	1,707,985	13,145	(3,006)	1,718,124
Total cash, cash equivalents and short-term investments	$2,457,875	$13,146	$(3,006)	$2,468,015

See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of December 2, 2011 and December 3, 2010 (in thousands):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$408,178	$(4,438)	$257,615	$(1,450)
Foreign government securities	—	—	4,531	(2)
Marketable equity securities	—	—	9,380	(1,134)
Municipal securities	17,125	(3)	43,028	(32)
U.S. Treasury and agency securities	133,857	(121)	192,702	(388)
Total	$559,160	$(4,562)	$507,256	$(3,006)

There were 213 securities and 168 securities in an unrealized loss position for less than twelve months at December 2, 2011 and at December 3, 2010, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of December 2, 2011 (in thousands):

	2011
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$22,918	$(232)
Municipal securities	2,668	(1)
Total	$25,586	$(233)

As of December 2, 2011, there were 13 securities that were in an unrealized loss position for more than twelve months. As of December 3, 2010, there were no securities in a continuous unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 2, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$646,632	$646,694
Due between one and two years	619,557	620,778
Due between two and three years	427,913	429,660
Due after three years	210,802	212,793
Total	$1,904,904	$1,909,925
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2011, we recorded $0.2 million in other-than-temporary impairment losses associated with our marketable equity securities and did not consider any of our debt securities to be other-than-temporarily impaired. During fiscal years 2010 and 2009, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended December 2, 2011.
The fair value of our financial assets and liabilities at December 2, 2011 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$15,948	$—	$15,948	$—
Money market mutual funds and repurchase agreements	687,152	687,152	—	—
Time deposits	15,694	15,694	—	—
U.S. agency securities	2,500	—	2,500	—
U.S. Treasury securities	7,000	—	7,000	—
Short-term investments:
Corporate bonds and commercial paper	1,111,537	—	1,111,537	—
Foreign government securities	7,323	—	7,323	—
Marketable equity securities	12,267	12,267	—	—
Municipal securities	106,355	—	106,355	—
U.S. agency securities	375,893	—	375,893	—
U.S. Treasury securities	308,817	—	308,817	—
Prepaid expenses and other current assets:
Foreign currency derivatives	25,362	—	25,362	—
Other assets:
Deferred compensation plan assets	12,803	523	12,280	—
Total assets	$2,688,651	$715,636	$1,973,015	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$3,881	$—	$3,881	$—
Total liabilities	$3,881	$—	$3,881	$—

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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB and a weighted average credit rating of AA-. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Our deferred compensation plan assets consist of prime money market funds and mutual funds.
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2011, we determined there were no other-than-temporary impairments on our cost method investments. During fiscal 2010, we determined that certain of our direct cost method investments were other-than-temporarily impaired which resulted in charges of $2.3 million, which were included in investment gains (losses), net in our Consolidated Statements of Income.
See Note 8 for further information regarding our cost method investments.
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
Economic Hedging—Hedges of Forecasted Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. Therefore, we are subject to exposure from movements in foreign currency rates. We may use foreign exchange option contracts or forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of any contract is twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.
We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Consolidated Statements of Income at that time. For fiscal 2011, 2010 and 2009 there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur.
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2011, 2010 and 2009. The time value of purchased derivative instruments is recorded in interest and other income, net in our Consolidated Statements of Income.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 2, 2011, total notional amounts of outstanding contracts were $560.1 million which included the notional equivalent of $307.8 million in Euro, $49.3 million in Yen and $203.0 million in other foreign currencies. As of December 3, 2010, total notional amounts of outstanding contracts were $536.5 million which included the notional equivalent of $305.1 million in Euro, $52.0 million in Yen and $179.4 million in other foreign currencies. At December 2, 2011 and December 3, 2010, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative instruments on our Consolidated Balance Sheets as of December 2, 2011 and December 3, 2010 was as follows (in thousands):

	2011		2010
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$19,296	$—	$6,092	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	6,066	3,881	12,729	1,945
Total derivatives	$25,362	$3,881	$18,821	$1,945
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.
The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2011, 2010 and 2009 were as follows (in thousands):

	2011		2010		2009
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$16,952	$—	$20,325	$—	$(14,618)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$3,749	$—	$20,169	$—	$27,138	$—
Net gain (loss) recognized in income(3)	$(28,796)	$—	$(23,285)	$—	$(18,027)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(3,973)	$—	$(34,168)	$—	$(14,407)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$6,604	$(11,470)	$25,384
Net unrealized (loss) gain recognized in other income	(4,062)	(12,345)	(6,390)
	2,542	(23,815)	18,994
(Loss) gain on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	4,633	21,921	(11,872)
Net unrealized gain (loss) recognized in other income	(8,606)	12,247	(2,535)
	(3,973)	34,168	(14,407)
Net gain (loss) recognized in interest and other income (expense), net	$(1,431)	$10,353	$4,587

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 2, 2011 and December 3, 2010 (in thousands):

	2011	2010
Computers and equipment	$581,670	$454,351
Furniture and fixtures	75,384	68,322
Server hardware under capital lease	32,151	32,151
Capital projects in-progress	44,219	20,805
Leasehold improvements	206,529	188,334
Land	113,960	110,160
Buildings	99,845	99,845
Total	1,153,758	973,968
Less accumulated depreciation and amortization	(625,930)	(525,087)
Property and equipment, net	$527,828	$448,881
Depreciation and amortization expense of property and equipment for fiscal 2011, 2010 and 2009 was $117.5 million, $107.5 million and $95.9 million, respectively.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

During fiscal years 2011, 2010 and 2009, we modified our segments due to changes in how we operate our business. See Note 19 for further information regarding our segment changes. Prior year information in the tables below has been reclassified to reflect these changes.
Goodwill by reportable segment and activity for the years ended December 2, 2011 and December 3, 2010 was as follows (in thousands):

	2009	Acquisitions	Other(1)	2010	Acquisitions	Other(2)	2011
Creative and Interactive Solutions	$1,089,161	$—	$(2,472)	$1,086,689	$119,898	$(385)	$1,206,202
Digital Media Solutions	348,587	—	(1,017)	347,570	829	(123)	348,276
Knowledge Worker	367,050	—	(1,795)	365,255	53,084	(325)	418,014
Enterprise	301,446	159,924	(6,160)	455,210	—	(3,127)	452,083
Omniture	1,129,698	—	(1,170)	1,128,528	38,728	(1,165)	1,166,091
Print and Publishing	258,647	—	(55)	258,592	—	(41)	258,551
Goodwill	$3,494,589	$159,924	$(12,669)	$3,641,844	$212,539	$(5,166)	$3,849,217
_________________________________________

(1)
The change includes adjustments to our Omniture purchase price allocation through the second quarter of fiscal 2010 and foreign currency translation adjustments. We also recorded adjustments for restructuring and tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions. See Note 2 for further information regarding our acquisitions.

(2)
The change includes adjustments to our Day purchase price allocation through the second quarter of fiscal 2011 and foreign currency translation adjustments. We also recorded adjustments for tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions. See Note 2 for further information regarding our acquisitions.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets, net by reportable segment as of December 2, 2011 and December 3, 2010 were as follows (in thousands):

	2011	2010
Creative and Interactive Solutions	$120,490	$46,017
Digital Media Solutions	19,399	19,895
Knowledge Worker	39,844	27,582
Enterprise	70,986	88,386
Omniture	294,656	345,305
Print and Publishing	151	1,599
Purchased and other intangible assets, net	$545,526	$528,784
Purchased and other intangible assets subject to amortization as of December 2, 2011 and December 3, 2010 were as follows (in thousands):

	2011			2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$314,057	$(91,363)	$222,694	$260,198	$(61,987)	$198,211
Customer contracts and relationships	$433,534	$(229,364)	$204,170	$398,421	$(197,459)	$200,962
Trademarks	52,734	(11,217)	41,517	172,019	(136,480)	35,539
Acquired rights to use technology	106,865	(48,137)	58,728	106,902	(35,381)	71,521
Localization	9,762	(6,591)	3,171	14,768	(9,355)	5,413
Other intangibles	63,906	(48,660)	15,246	51,265	(34,127)	17,138
Total other intangible assets	$666,801	$(343,969)	$322,832	$743,375	$(412,802)	$330,573
Purchased and other intangible assets, net	$980,858	$(435,332)	$545,526	$1,003,573	$(474,789)	$528,784

Purchased and other intangible assets from prior acquisitions, primarily Macromedia, were removed from the balance sheet as they were fully amortized at the end of fiscal 2010. Amortization expense related to purchased and other intangible assets was $131.5 million, $169.7 million and $164.0 million for fiscal 2011, 2010 and 2009, respectively. Of these amounts, for fiscal 2011, 2010 and 2009, $88.3 million, $97.3 million and $100.9 million, respectively, were included in cost of sales.
Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of December 2, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2012	$58,941	$55,480
2013	53,984	50,022
2014	47,734	46,954
2015	42,328	41,667
2016	10,931	37,164
Thereafter	8,776	91,545
Total expected amortization expense	$222,694	$322,832

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  OTHER ASSETS

Other assets as of December 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Investments	21,045	25,018
Deferred compensation plan assets	12,803	11,071
Prepaid land lease	13,058	13,215
Security and other deposits	10,791	11,266
Debt issuance costs	8,234	9,574
Prepaid royalties	4,519	7,726
Other(*)	19,472	20,480
Other assets	$89,922	$98,350
_________________________________________

(*)	Fiscal 2011 and 2010 includes a tax asset of approximately $9 million and $11 million related to an acquired entity, respectively.
Investments represent our direct investments in privately held companies which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.
NOTE 9.  ACCRUED EXPENSES

Accrued expenses as of December 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$235,500	$290,366
Sales and marketing allowances	58,156	38,706
Accrued corporate marketing	37,757	26,190
Taxes payable	26,732	21,800
Royalties payable	18,778	31,007
Accrued interest expense	21,010	21,203
Other	157,008	135,003
Accrued expenses	$554,941	$564,275

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Domestic	$319,500	$283,819	$279,095
Foreign	715,730	659,332	422,425
Income before income taxes	$1,035,230	$943,151	$701,520
Domestic income before taxes is significantly lower than foreign income before taxes due to certain accounting charges that our foreign subsidiaries are not required to bear under foreign accounting standards. These charges do not lower our domestic income subject to U.S. tax.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for fiscal 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current:
United States federal	$104,587	$260,118	$152,840
Foreign	41,724	44,869	36,794
State and local	(8,769)	31,866	25,427
Total current	137,542	336,853	215,061
Deferred:
United States federal	60,617	(158,350)	50,376
Foreign	8,262	(6,475)	559
State and local	(13,606)	(14,665)	4,635
Total deferred	55,273	(179,490)	55,570
Tax expense attributable to employee stock plans	9,568	11,108	44,381
Provision for income taxes	$202,383	$168,471	$315,012
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2011	2010	2009
Computed “expected” tax expense	$362,331	$330,103	$245,532
State tax expense, net of federal benefit	8,436	13,444	7,799
Tax credits	(30,283)	(1,317)	(14,127)
Differences between statutory rate and foreign effective tax rate	(135,178)	(129,063)	(91,262)
Change in deferred tax asset valuation allowance	(493)	1,408	2,759
Stock-based compensation (net of tax deduction)	3,983	4,181	6,085
Resolution of U.S. income tax exams	—	(39,753)	—
Domestic manufacturing deduction benefit	(14,350)	(14,630)	(7,525)
U.S. tax benefits related to state income tax ruling	(22,320)	—	—
Tax charge for licensing acquired company technology to foreign subsidiaries	31,298	—	161,701
Other, net	(1,041)	4,098	4,050
Provision for income taxes	$202,383	$168,471	$315,012

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 2, 2011 and December 3, 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Acquired technology	$794	$3,774
Reserves and accruals	95,077	72,395
Deferred revenue	11,999	17,114
Unrealized losses on investments	16,483	6,263
Stock-based compensation	92,817	73,985
Net operating loss of acquired companies	13,481	24,284
Credit carryforwards	24,771	8,629
Capitalized expenses	—	9,188
Other	6,298	12,889
Total gross deferred tax assets	261,720	228,521
Deferred tax asset valuation allowance	(5,198)	(5,691)
Total deferred tax assets	256,522	222,830
Deferred tax liabilities:
Depreciation and amortization	(74,048)	(38,524)
Undistributed earnings of foreign subsidiaries	(125,173)	(55,841)
Acquired intangible assets	(146,940)	(148,316)
Total deferred tax liabilities	(346,161)	(242,681)
Net deferred tax (liabilities) assets	$(89,639)	$(19,851)
The deferred tax assets and liabilities for fiscal 2011 and fiscal 2010 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2011 includes changes that are recorded to OCI, additional paid-in capital, goodwill and retained earnings.
During fiscal 2010, we repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously recognized. As such, a long-term deferred tax liability of approximately $200 million was reclassified from deferred income taxes to income taxes payable in the first quarter of fiscal 2010 and was paid during fiscal 2010.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 2, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.4 billion. The unrecognized deferred tax liability for these earnings is approximately $0.7 billion.
As of December 2, 2011, we have U.S. net operating loss carryforwards of approximately $32.4 million for federal and $37.5 million for state. We also have federal and state tax credit carryforwards of approximately $9.4 million and $23.7 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2017 through 2031. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we have been tracking certain deferred tax attributes of $44.6 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A valuation allowance has been established for certain deferred tax assets related to the impairment of investments.
Accounting for Uncertainty in Income Taxes
During fiscal 2011 and 2010, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2011	2010
Beginning balance	$156,925	$218,040
Gross increases in unrecognized tax benefits – prior year tax positions	11,901	9,580
Gross decreases in unrecognized tax benefits – prior year tax positions	(4,154)	(7,104)
Gross increases in unrecognized tax benefits – current year tax positions	32,420	15,108
Settlements with taxing authorities	(29,101)	(70,484)
Lapse of statute of limitations	(3,825)	(7,896)
Foreign exchange gains and losses	(559)	(319)
Ending balance	$163,607	$156,925
As of December 2, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $12.3 million.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For California, Ireland and the U.S., the earliest fiscal years open for examination are 2005, 2006 and 2008, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2012, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $40 million. These amounts would decrease income tax expense under current GAAP related to income taxes.
NOTE 11.  RESTRUCTURING

Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, in order to better align our resources around our Digital Media and Digital Marketing strategies, we initiated a restructuring plan consisting of reductions of approximately 700 full-time positions worldwide and we recorded restructuring charges of approximately $78.6 million related to ongoing termination benefits for the position eliminated.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal 2011, we vacated approximately 47,000 square feet of sales and/or research and development facilities in New Zealand and the U.S. We accrued $3.3 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 1% as of the dates we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $0.3 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $3.3 million and $17.1 million, respectively.
During the fourth quarter of fiscal 2011, we also incurred charges of $12.7 million related to the write-off of certain assets that were no longer useful to the company based on changes in our business.
Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affected only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009 and are independent of the Omniture restructuring plan described below.
During fiscal 2010, we continued to implement restructuring activities under this plan. We vacated approximately 50,000 square feet of sales and or research and development facilities in Australia, Canada, Denmark and the U.S. We accrued $7.0 million for the fair value of our future contractual obligations under these operating leases using our estimated credit-adjusted risk-free interest rates ranging from approximately 3% to 7% as of the dates we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $7.1 million. We also recorded charges of $18.4 million in termination benefits for the elimination of substantially all of the remaining full-time positions expected to be terminated worldwide. We also recorded net adjustments of approximately $1.7 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities.
During fiscal 2011, we continued to implement restructuring activities under this plan. We vacated approximately 38,000 square feet of sales facilities in Sweden and the United Kingdom and accrued $3.7 million for the fair value of our future contractual obligations under those operating leases. Total costs incurred for termination benefits through fiscal 2011 were $40.0 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $10.7 million and $12.7 million, respectively.

Omniture Restructuring Plan
We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $12.4 million in costs related to termination benefits, the closure of duplicative facilities and cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture through fiscal 2011. Substantially all of these costs were recorded as a part of the purchase price allocation.
Fiscal 2008 Restructuring Plan
In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with the restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. Total costs incurred to date for termination benefits were $35.2 million and was completed during the first quarter of fiscal 2011. Total costs incurred to date and expected to be incurred for closing redundant facilities are $9.1 million and $9.2 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia. Total costs incurred for termination benefits and contract terminations were $27.0 million and $3.2 million, respectively, and those actions were completed during fiscal 2007.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2011 (in thousands):

	December 3, 2010	Costs Incurred	Cash Payments	Other Adjustments	December 2, 2011
Fiscal 2011 Plan:
Termination benefits	$—	$78,624	$(6,045)	$238	$72,817
Cost of closing redundant facilities	—	3,263	(268)	—	2,995
Fiscal 2009 Plan:
Termination benefits	1,573	—	(387)	(123)	1,063
Cost of closing redundant facilities	7,302	3,673	(2,001)	(1,702)	7,272
Omniture Plan:
Termination benefits	486	—	—	(1)	485
Cost of closing redundant facilities	2,720	—	(1,883)	649	1,486
Contract termination	179	—	(179)	—	—
Fiscal 2008 Plan:
Termination benefits	300	—	(164)	(136)	—
Cost of closing redundant facilities	2,149	—	(620)	647	2,176
Macromedia Plan:
Cost of closing redundant facilities	1,658	—	(1,573)	—	85
Other	6	—	(6)	—	—
Total restructuring plans	$16,373	$85,560	$(13,126)	$(428)	$88,379

Accrued restructuring charges of approximately $88.4 million at December 2, 2011 includes $80.9 million recorded in accrued restructuring, current and $7.5 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through the first half of fiscal 2012 and facilities-related liabilities under contract through fiscal 2021.
NOTE 12.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2011, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $19.6 million, $17.9 million and $15.1 million in fiscal 2011, 2010 and 2009, respectively. We can terminate matching contributions at our discretion.
Profit Sharing Plan
Our profit sharing plan was discontinued effective fiscal 2010. The profit sharing plan provided for profit sharing payments to all eligible employees following each quarter in which we achieved at least 75% of our budgeted earnings for the quarter for fiscal 2009. The plan, as well as the annual operating budget on which the plan was based, was approved by our Board of Directors. We contributed $13.3 million to the plan in fiscal 2009.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of December 2, 2011 and December 3, 2010, the invested amounts under the Deferred Compensation Plan total $12.8 million and $11.1 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of December 2, 2011 and December 3, 2010, $13.2 million and $11.5 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
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
As of December 2, 2011, we had reserved 124.5 million and 5.2 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively. As of December 2, 2011, we had 33.8 million and 2.7 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.
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
As of December 2, 2011, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 22.4 million shares remain available for future issuance.
Restricted Stock Plan
We grant restricted stock awards and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). We can also grant restricted stock units to all eligible employees under the Restricted Stock Plan and the 2003 Plan. Performance awards granted after fiscal year 2009 and restricted stock awards granted under these plans vest annually over three years. Performance awards granted prior to fiscal year 2009 and restricted stock units granted under these plans generally vest over four years, the majority of which vest 25% annually; certain restricted stock units vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries.
In addition to the shares available under our 2003 Plan, as of December 2, 2011, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 29.0 thousand shares were available for grant.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Share Programs
Effective January 24, 2011, the Executive Compensation Committee adopted the 2011 Performance Share Program (the “2011 Program”). The purpose of the 2011 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2011 Program is our fiscal 2011 year. All members of our executive management and other key senior management are participating in the 2011 Program. Awards granted under the 2011 Program are granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2011 Program have the ability to receive up to 150% of the target number of shares originally granted.
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
Valuation of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.
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
The assumptions used to value our option grants were as follows:

Fiscal Years
	2011	2010	2009
Expected life (in years)	3.8 - 4.2	3.8 - 5.1	3.0- 4.1
Volatility	30 - 41%	29 - 36%	34 - 57%
Risk free interest rate	0.64 - 1.92%	1.04 - 2.66%	1.16 - 2.24%

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2011	2010	2009
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30 - 34%	32 - 40%	40 - 57%
Risk free interest rate	0.10 - 0.61%	0.18 - 1.09%	0.27 - 1.05%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize the estimated compensation cost of restricted stock awards and restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these awards are re-valued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the longer of the remaining performance or service period.
Summary of Stock Options
Option activity under our stock option program for fiscal years ended 2011, 2010 and 2009 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
November 28, 2008	40,704	$29.67
Granted	5,758	$22.90
Exercised	(7,560)	$17.15
Cancelled	(3,160)	$33.57
Increase due to acquisition	5,509	$20.15
November 27, 2009	41,251	$29.45
Granted	3,198	$34.03
Exercised	(5,196)	$20.48
Cancelled	(2,908)	$33.94
Increase due to acquisition	730	$8.24
December 3, 2010	37,075	$30.33
Granted	4,507	$33.60
Exercised	(4,987)	$21.02
Cancelled	(2,268)	$33.85
Increase due to acquisition	475	$2.25
December 2, 2011	34,802	$31.47

The weighted average fair values of options granted during fiscal 2011, 2010 and 2009 were $8.82, $9.17 and $8.39, respectively.
The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $59.4 million, $72.7 million and $91.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at December 2, 2011, December 3, 2010 and November 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Options outstanding	34,802	$31.47	3.24	$68.0
Options vested and expected to vest	33,856	$31.52	3.17	$65.6
Options exercisable	26,622	$32.31	2.56	$42.1
2010
Options outstanding	37,075	$30.33	3.62	$116.3
Options vested and expected to vest	35,961	$30.42	3.56	$111.0
Options exercisable	27,763	$31.17	3.06	$72.7
2009
Options outstanding	41,251	$29.45	4.33	$295.8
Options vested and expected to vest	39,322	$29.54	4.24	$279.1
Options exercisable	26,677	$29.85	3.54	$181.7
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of December 2, 2011, December 3, 2010 and November 27, 2009 were $27.11, $29.14 and $35.38, respectively.

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2011, 2010 and 2009 were $9.01, $7.43 and $5.43, respectively. Employees purchased 3.7 million shares at an average price of $23.48, 3.3 million shares at an average price of $20.19, and 3.2 million shares at an average price of $19.04, respectively, for fiscal 2011, 2010 and 2009. The intrinsic value of shares purchased during fiscal 2011, 2010 and 2009 was $28.9 million, $33.9 million and $21.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Beginning outstanding balance	13,890	10,433	4,261
Awarded	8,180	7,340	6,176
Released	(3,819)	(2,589)	(1,162)
Forfeited	(1,587)	(1,294)	(401)
Increase due to acquisition	207	—	1,559
Ending outstanding balance	16,871	13,890	10,433

The weighted average grant date fair values of restricted stock units granted during fiscal 2011, 2010 and 2009 were $33.10, $33.47 and $27.74, respectively. The total fair value of restricted stock units vested during fiscal 2011, 2010 and 2009 was $123.3 million, $84.1 million and $27.1 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding restricted stock units outstanding at December 2, 2011, December 3, 2010 and November 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Restricted stock units outstanding	16,871	1.35	$457.4
Restricted stock units vested and expected to vest	14,931	1.25	$404.3
2010
Restricted stock units outstanding	13,890	1.54	$404.8
Restricted stock units vested and expected to vest	11,185	1.38	$325.7
2009
Restricted stock units outstanding	10,433	1.82	$369.1
Restricted stock units vested and expected to vest	8,078	1.63	$285.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of December 2, 2011, December 3, 2010 and November 27, 2009 were $27.11, $29.14 and $35.38, respectively.

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our 2011 Program for the fiscal year ended December 2, 2011 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	425	638
Forfeited	(47)	(71)
Ending outstanding balance	378	567

In the first quarter of fiscal 2012, the Executive Compensation Committee certified the actual performance achievement of participants in the 2011 Performance Share Program (the “2011 Program”). Based upon the achievement of goals outlined in the 2011 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 130% of target or approximately 0.5 million shares for the 2011 Program. One third of the shares under the 2011 Program vested in the first quarter of fiscal 2012 and the remaining two thirds vest evenly on the following two annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe.
In the first quarter of fiscal 2011, the Executive Compensation Committee certified the actual performance achievement of participants in the 2010 Performance Share Program (the “2010 Program”). Based upon the achievement of goals outlined in the 2010 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 135% of target or approximately 0.3 million shares for the 2010 Program. One third of the shares under the 2011 Program vested in the first quarter of fiscal 2012 and the remaining two thirds vest evenly on the following two annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe.
The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the summary of performance share activity under our 2007, 2008 and 2010 programs, based upon share awards actually achieved, for the fiscal years ended December 2, 2011 and December 3, 2010 (in thousands):

	2011	2010
Beginning outstanding balance	557	950
Achieved	337	—
Released	(436)	(350)
Forfeited	(53)	(43)
Ending outstanding balance	405	557

The total fair value of performance awards vested during fiscal 2011, 2010 and 2009 was $14.8 million, $12.0 million and $7.7 million, respectively.

Information regarding performance shares outstanding at December 2, 2011, December 3, 2010 and November 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Performance shares outstanding	405	0.41	$11.0
Performance shares vested and expected to vest	390	0.39	$10.4
2010
Performance shares units outstanding	557	0.58	$16.2
Performance shares vested and expected to vest	514	0.53	$14.8
2009
Performance shares units outstanding	950	1.05	$33.6
Performance shares vested and expected to vest	818	0.97	$28.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of December 2, 2011, December 3, 2010 and November 27, 2009 were $27.11, $29.14 and $35.38, respectively.

Grants to Non-Employee Directors

The Directors Plan (and starting in fiscal 2008, the 2003 Plan) provides for the granting of nonqualified stock options to non-employee directors. Options granted before November 29, 2008 vest over four years: 25% on the day preceding each of our next four annual meetings and have a ten-year term. Starting in fiscal 2009, the initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.5 million based on the average stock price over the 30 calendar days ending on the day before the date of grant. The initial equity award vests over 2 years, 50% on the day preceding each of our next 2 annual meetings. For the annual equity grant, a non-employee director can elect to receive 100% options, 100% restricted stock units or 50% of each and shall have an aggregate value of $0.2 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant. The target grant value converted to stock options is based on a 1:3 conversion of restricted stock units to stock options. Annual equity awards granted on or after November 29, 2008 vest 100% on the day preceding the next annual meeting. Options granted on or after November 29, 2008 have a seven-year term. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options granted to directors for fiscal 2011, 2010 and 2009 were as follows (shares in thousands):

	2011	2010	2009
Options granted to existing directors	85	18	175
Exercise price	$33.23	$33.82	$23.28

Restricted stock units granted to directors for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	2009
Restricted stock units granted to existing directors	28	48	27
Restricted stock units granted to new directors	—	—	20

Compensation Costs
With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.

As of December 2, 2011, there was $442.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for the fiscal years ended December 2, 2011, December 3, 2010 and November 27, 2009 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights(2)
2011	$936	$4,716	$28,132	$31,754	$20,605	$86,143
2010	$1,265	$1,251	$37,221	$40,983	$21,111	$101,831
2009	$—	$1,906	$45,535	$38,790	$24,595	$110,826
Restricted Stock and Performance Share Awards(2)
2011	$1,521	$8,607	$79,427	$68,485	$41,920	$199,960
2010	$1,422	$1,065	$51,387	$52,253	$23,128	$129,255
2009	$—	$639	$27,931	$19,818	$9,274	$57,662
_________________________________________

(1)	During fiscal 2011, 2010 and 2009, we recorded tax benefits of $62.8 million, $50.3 million and $33.0 million, respectively.

(2)	During fiscal 2009, we recorded $0.9 million associated with cash recoveries of fringe benefit tax from employees in India.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  STOCKHOLDERS’ EQUITY

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for fiscal 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net income	$832,847	$774,680	$386,508
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(1,795)	(1,211)	6,661
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(1,834)	(2,959)	(8,752)
Subtotal available-for-sale securities	(3,629)	(4,170)	(2,091)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	16,952	20,325	(14,618)
Reclassification adjustment for gains on derivative instruments recognized during the period	(3,749)	(20,169)	(27,138)
Subtotal derivatives designated as hedging instruments	13,203	156	(41,756)
Foreign currency translation adjustments	2,948	(3,004)	11,071
Other comprehensive income (loss)	12,522	(7,018)	(32,776)
Total comprehensive income, net of taxes	$845,369	$767,662	$353,732
The following table sets forth the taxes related to each component of OCI for fiscal 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Available-for-sale securities	$700	$495	$931
Foreign currency translation adjustments	$2,483	$275	$1,411
Taxes related to derivative instruments were zero for all fiscal years based on the tax jurisdiction where the derivative instruments were executed.
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, for fiscal 2011 and 2010 (in thousands):

	2011	2010
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$10,810	$12,138
Unrealized losses on available-for-sale securities	(4,794)	(2,493)
Total net unrealized gains on available-for-sale securities	6,016	9,645
Net unrealized gains on derivative instruments designated as hedging instruments	13,354	151
Cumulative foreign currency translation adjustments	10,580	7,632
Total accumulated other comprehensive income, net of taxes	$29,950	$17,428

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of foreign currency translation adjustments for fiscal 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Beginning balance	$7,632	$10,640	$(431)
Foreign currency translation adjustments	5,156	(4,144)	17,343
Income tax effect relating to translation adjustments for undistributed foreign earnings	(2,208)	1,136	(6,272)
Ending balance	$10,580	$7,632	$10,640
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
During fiscal 2011, 2010 and 2009, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments totaling $695.0 million, $850.0 million and $350.0 million, respectively. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $600.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price of $31.81 through structured repurchase agreements entered into during fiscal 2011. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009.
For fiscal 2011, 2010 and 2009, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 2, 2011, December 3, 2010 and November 27, 2009 were excluded from the computation of earnings per share. As of December 2, 2011 and December 3, 2010, no prepayments remained under these agreements. As of November 27, 2009, approximately $59.9 million of prepayments remained under these agreements.
Subsequent to December 2, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $80.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $80.0 million stock

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase agreement, $225.0 million remains under our time-constrained dollar-based authority. See Note 21 for further discussion of our stock repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2011, 2010 and 2009 (in thousands, except per share data):

	2011	2010	2009
Net income	$832,847	$774,680	$386,508
Shares used to compute basic net income per share	497,469	519,045	524,470
Dilutive potential common shares:
Unvested restricted stock and performance share awards	4,214	3,170	2,130
Stock options	2,238	3,609	4,010
Shares used to compute diluted net income per share	503,921	525,824	530,610
Basic net income per share	$1.67	$1.49	$0.74
Diluted net income per share	$1.65	$1.47	$0.73
For fiscal 2011, 2010 and 2009, options to purchase approximately 27.1 million, 22.4 million and 27.0 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $30.27, $31.82 and $27.30, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 16.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2009 through fiscal 2011 were as follows (in thousands):

	2011	2010	2009
Rent expense	$111,574	$109,114	$93,921
Less: sublease income	3,211	3,929	5,563
Net rent expense	$108,363	$105,185	$88,358
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Consolidated Balance Sheets. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease investment equity balance which is callable in the event of default. In October 2011, we exercised our option to renew the lease to March 2017. As of December 2, 2011, the carrying value of the lease receivables related to all three towers approximated fair value. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of December 2, 2011, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.
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
The following table summarizes our non-cancellable unconditional purchase obligations, operating leases and capital leases for each of the next five years and thereafter as of December 2, 2011 (in thousands):

		Operating Leases		Capital Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income	Future Minimum Lease Payments
2012	$267,340	$58,706	$1,862	$9,925
2013	9,407	42,822	1,062	9,925
2014	2,175	29,262	415	827
2015	1,500	24,019	431	—
2016	2,731	20,713	429	—
Thereafter	13,000	81,481	1,578	—
Total	$296,153	$257,003	$5,777	$20,677
Less: interest				(996)
Total				$19,681

The table above includes operating lease commitments related to our restructured facilities. See Note 11 for information regarding our restructuring charges.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of December 2, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.1 million and $0.7 million, respectively.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our Consolidated Statements of Income, was approximately $29.8 million, $34.1 million and $43.0 million in fiscal 2011, 2010 and 2009, respectively.
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
Legal Proceedings
In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our web pages and products infringe two patents owned by the plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of December 2, 2011, we have not made any provisions on our Consolidated financial statements related to this lawsuit, as we do not believe a loss to be probable or estimable at this time. The trial is currently scheduled to be held in February 2012.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  DEBT
Our debt as of December 2, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Notes	$1,494,627	$1,493,969
Capital lease obligations	19,681	28,492
Total debt and capital lease obligations	1,514,308	1,522,461
Less: current portion	9,212	8,799
Debt and capital lease obligations	$1,505,096	$1,513,662
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During fiscal 2011 interest payments totaled $62.3 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of December 2, 2011.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of December 2, 2011, we were in compliance with all of the covenants.
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
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of December 2, 2011, our capital lease obligations of $19.7 million includes $9.2 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for fiscal 2011, 2010 and 2009 included the following (in thousands):

	2011	2010	2009
Interest and other income (expense), net:
Interest income	$24,506	$21,923	$34,978
Foreign exchange gains (losses)	(30,226)	(12,948)	(13,420)
Realized gains on fixed income investment	2,012	2,953	8,753
Realized losses on fixed income investment	(178)	—	(1)
Other	912	1,211	1,070
Interest and other income (expense), net	$(2,974)	$13,139	$31,380
Interest expense	$(66,952)	$(56,952)	$(3,407)
Investment gains (losses), net:
Realized investment gains	$7,159	$9,819	$52
Unrealized investment gains	—	1,008	10,826
Realized investment losses	(850)	(9,619)	(9,019)
Unrealized investment losses	(452)	(7,318)	(18,825)
Investment gains (losses), net	$5,857	$(6,110)	$(16,966)
Total non-operating income (expense), net	$(64,069)	$(49,923)	$11,007

NOTE 19.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

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

•
Knowledge Worker—Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Acrobat family of products and our on-demand, web-based, electronic signature solutions resulting from our acquisition of EchoSign.

•
Enterprise—Our Enterprise segment provides server-based Customer Experience Management Solutions to enterprise and government customers to optimize their information intensive customer-facing processes and improve the overall customer experience of their constituents. This segment contains our Adobe Connect, Day and LiveCycle lines of products.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective in the first quarter of fiscal 2012, we plan to modify our segments due to changes in how we operate our business. We plan to combine our Creative and Interactive Solutions segment with our Digital Media Solutions segment and our Knowledge Worker segment, and name it Digital Media. We will also rename our Omniture segment to Digital Marketing and combine it with our Enterprise segment. These changes will reflect our focus on our two strategic growth opportunities. Our Print and Publishing segment, which contains many of our mature products and solutions will continue to be reported as it was in fiscal 2011. We will adjust our reportable segments as the beginning of fiscal 2012 to reflect these changes as we enter into the new fiscal year.
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
Our segment results for fiscal 2011, 2010 and 2009 were as follows (dollars in thousands):

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Fiscal 2011
Revenue	$1,713,198	$625,836	$740,158	$442,691	$476,055	$218,320	$4,216,258
Cost of revenue	63,380	43,666	22,386	109,579	191,540	7,322	437,873
Gross profit	$1,649,818	$582,170	$717,772	$333,112	$284,515	$210,998	$3,778,385
Gross profit as a percentage of revenue	96%	93%	97%	75%	60%	97%	90%
Fiscal 2010
Revenue	$1,577,609	$593,466	$654,327	$351,661	$396,710	$226,227	$3,800,000
Cost of revenue	67,182	48,011	20,266	62,190	192,554	13,299	403,502
Gross profit	$1,510,427	$545,455	$634,061	$289,471	$204,156	$212,928	$3,396,498
Gross profit as a percentage of revenue	96%	92%	97%	82%	51%	94%	89%
Fiscal 2009
Revenue	$1,331,604	$494,603	$557,595	$297,883	$56,457	$207,711	$2,945,853
Cost of revenue	105,934	47,463	23,464	64,738	29,988	25,145	296,732
Gross profit	$1,225,670	$447,140	$534,131	$233,145	$26,469	$182,566	$2,649,121
Gross profit as a percentage of revenue	92%	90%	96%	78%	47%	88%	90%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2011, 2010 and 2009 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2011	2010	2009
Americas:
United States	$1,823,205	$1,641,985	$1,244,631
Other	221,399	193,309	137,940
Total Americas	2,044,604	1,835,294	1,382,571
EMEA	1,317,417	1,191,946	928,857
Asia:
Japan	517,378	477,462	410,055
Other	336,859	295,298	224,370
Total Asia	854,237	772,760	634,425
Revenue	$4,216,258	$3,800,000	$2,945,853

Property and Equipment	2011	2010
Americas:
United States	$437,701	$388,863
Other	1,926	3,369
Total Americas	439,627	392,232
EMEA	53,474	35,263
Asia:
India	18,955	13,468
Other	15,772	7,918
Total Asia	34,727	21,386
Property and equipment, net	$527,828	$448,881
 Significant Customers
As listed, our significant customers are distributors who sell products across our various segments. Our significant customers, as a percentage of net revenue for fiscal 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Ingram Micro	14%	15%	15%

Receivables from our significant customers, as a percentage of gross trade receivables for fiscal 2011 and 2010 were as follows:

	2011	2010
Ingram Micro	14%	14%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2011
(in thousands, except per share data)	Quarter Ended
	March 4	June 3	September 2	December 2
Revenue	$1,027,706	$1,023,179	$1,013,212	$1,152,161
Gross profit	$920,067	$913,978	$908,558	$1,035,782
Income before income taxes	$286,087	$259,244	$256,719	$233,180
Net income	$234,591	$229,436	$195,101	$173,719
Basic net income per share	$0.47	$0.46	$0.39	$0.35
Diluted net income per share	$0.46	$0.45	$0.39	$0.35

	2010
(in thousands, except per share data)	Quarter Ended
	March 5	June 4	September 3	December 3
Revenue	$858,700	$943,035	$990,319	$1,007,946
Gross profit	$769,332	$835,202	$891,235	$900,729
Income before income taxes	$166,215	$194,173	$296,752	$286,011
Net income	$127,154	$148,611	$230,065	$268,850
Basic net income per share	$0.24	$0.28	$0.44	$0.53
Diluted net income per share	$0.24	$0.28	$0.44	$0.53
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks with exception of the first quarter of fiscal 2010 which was comprised of 14 weeks.
NOTE 21.  SUBSEQUENT EVENTS

Subsequent to December 2, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $80.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $80.0 million stock repurchase agreement, $225.0 million remains under our time-constrained dollar-based authority. See Note 14 for further discussion of our stock repurchase program.
On January 13, 2012, we acquired privately held Efficient Frontier, a multi-channel ad buying and optimization company, for approximately $346 million in cash and the assumption of certain employee equity awards. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements.
Efficient Frontier will be integrated into our Digital Marketing reportable segment for financial reporting purposes beginning in the first quarter of fiscal 2012.The acquisition of Efficient Frontier adds cross-channel ad campaign forecasting, execution and optimization capabilities to our Digital Marketing Suite, along with a social marketing engagement platform and social ad buying capabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the  accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries (the "Company") as of December 2, 2011 and December 3, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 2, 2011. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of December 2, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 2, 2011 and December 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 2, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 2, 2011, based on criteria established in COSO.
As discussed in note 1 to the consolidated financial statements, the Company changed its method for accounting for multiple element revenue transactions in fiscal 2010 resulting from the adoption of new accounting pronouncements.
(signed) KPMG LLP
Santa Clara, California
January 26, 2012

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 2, 2011. Based on their evaluation as of December 2, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 2, 2011, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 2, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by this Item 10 of Form 10-K that is found in our 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated by reference to our 2012 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.  For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated by reference to our 2012 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated by reference to our 2012 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated by reference to our 2012 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated by reference to our 2012 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2012.

ADOBE SYSTEMS INCORPORATED

By:	/s/ MARK GARRETT
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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 26, 2012
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 26, 2012
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHATANU NARAYEN		January 26, 2012
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 26, 2012
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 26, 2012
Richard T. Rowley	Vice President, Corporate Controller and Principal Accounting Officer

/s/ EDWARD W. BARNHOLT		January 26, 2012
Edward W. Barnholt	Director

/s/ ROBERT K. BURGESS		January 26, 2012
Robert K. Burgess	Director

/s/ MICHAEL R. CANNON		January 26, 2012
Michael R. Cannon	Director

Signature	Title	Date

/s/ JAMES E. DALEY		January 26, 2012
James E. Daley	Director

/s/ DANIEL L. ROSENSWEIG		January 26, 2012
Daniel L. Rosensweig	Director

/s/ ROBERT SEDGEWICK		January 26, 2012
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS

 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Acrobat
ActionScript
Adobe
Adobe AIR
Adobe Audition
Adobe Connect
Adobe DataWarehouse
Adobe Discover
Adobe Genesis
Adobe Muse
Adobe OnLocation
Adobe Premiere
Adobe SiteSearch
Adobe Type Manager
After Effects
AIR
Auditude
Authorware
BusinessCatalyst
Captivate
ColdFusion
ColdFusion Builder
Contribute
Creative Cloud
Creative Suite
CRX
CS Live
Director
Dreamweaver
EchoSign
Encore
Fireworks
Flash
Flash Access
Flash Builder
Flash Catalyst
Flash Lite
Flex
Font Folio
FrameMaker
FreeHand
HBX
Illustrator
InCopy
InDesign
JRun
Kuler
Lightroom
LiveCycle
Omniture
PageMaker
PhoneGap
PhoneGap Build
Photoshop

SUMMARY OF TRADEMARKS (Continued)
PostScript
Reader
Revel
RoboHelp
Scene7
Shockwave
SiteCatalyst
SiteCatalyst NetAverages
Soundbooth
Test&Target
TypeKit
Visual Communicator

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*				X

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.35	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.36	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.37	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	10-K	1/27/11	10.41

10.38	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.39	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.40	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.42	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.43	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.44	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.45	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.46	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.47	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.48	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.49	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.50	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.51	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.52	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.53	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.54	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.55	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.56	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.57	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.58	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.59	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.60	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.61	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*				X

10.62	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.63	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.64	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.65	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.66	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*				X

10.67	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.68	Demdex, Inc. 2008 Stock Plan*	S-8	1/27/11	99.1

10.69	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.70	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.71	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.72	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.73	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.74	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.75	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.76	Description of 2012 Director Compensation*				X

12.1	Ratio of Earnings to Fixed Charges				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
____________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.48 through 10.60 are to filings made by Omniture, Inc.

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