Form 10-Q
period 2012-03-02
ADOBE SYSTEMS INC
filed 2012-03-30
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2012

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 23, 2012 was 496,126,247.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 2, 2012	December 2, 2011
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$801,263	$989,500
Short-term investments	1,964,855	1,922,192
Trade receivables, net of allowances for doubtful accounts of $15,296 and $15,080, respectively	512,211	634,373
Deferred income taxes	77,514	91,963
Prepaid expenses and other current assets	149,812	133,423
Total current assets	3,505,655	3,771,451
Property and equipment, net	549,780	527,828
Goodwill	4,138,077	3,849,217
Purchased and other intangibles, net	637,825	545,526
Investment in lease receivable	207,239	207,239
Other assets	94,132	89,922
Total assets	$9,132,708	$8,991,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$70,100	$86,660
Accrued expenses	476,140	554,941
Capital lease obligations	9,318	9,212
Accrued restructuring	36,370	80,930
Income taxes payable	30,549	42,634
Deferred revenue	492,545	476,402
Total current liabilities	1,115,022	1,250,779
Long-term liabilities:
Debt and capital lease obligations	1,502,893	1,505,096
Deferred revenue	56,419	55,303
Accrued restructuring	12,803	7,449
Income taxes payable	150,137	156,958
Deferred income taxes	254,193	181,602
Other liabilities	54,939	50,883
Total liabilities	3,146,406	3,208,070
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 495,928 and 491,540 shares outstanding, respectively	61	61
Additional paid-in-capital	2,821,712	2,753,896
Retained earnings	6,497,070	6,528,735
Accumulated other comprehensive income	46,748	29,950
Treasury stock, at cost (104,906 and 109,294 shares, respectively), net of reissuances	(3,379,289)	(3,529,529)
Total stockholders’ equity	5,986,302	5,783,113
Total liabilities and stockholders’ equity	$9,132,708	$8,991,183
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of December 2, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 2, 2012	March 4, 2011
Revenue:
Products	$808,521	$842,689
Subscription	146,230	106,171
Services and support	90,469	78,846
Total revenue	1,045,220	1,027,706
Cost of revenue:
Products	25,668	30,717
Subscription	48,780	47,878
Services and support	33,817	29,044
Total cost of revenue	108,265	107,639
Gross profit	936,955	920,067
Operating expenses:
Research and development	177,728	178,400
Sales and marketing	358,963	328,078
General and administrative	102,681	100,979
Restructuring charges	(2,825)	41
Amortization of purchased intangibles	11,429	10,235
Total operating expenses	647,976	617,733
Operating income	288,979	302,334
Non-operating income (expense):
Interest and other income (expense), net	(2,785)	(817)
Interest expense	(16,838)	(17,020)
Investment gains (losses), net	1,021	1,590
Total non-operating income (expense), net	(18,602)	(16,247)
Income before income taxes	270,377	286,087
Provision for income taxes	85,168	51,496
Net income	$185,209	$234,591
Basic net income per share	$0.37	$0.47
Shares used to compute basic net income per share	494,016	504,134
Diluted net income per share	$0.37	$0.46
Shares used to compute diluted net income per share	500,378	511,345

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 2, 2012	March 4, 2011
Cash flows from operating activities:
Net income	$185,209	$234,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	69,861	66,286
Stock-based compensation	71,582	70,992
Deferred income taxes	63,377	28,645
Unrealized gains on investments	(3,168)	(1,330)
Other non-cash items	(6,650)	2,703
Excess tax benefits from stock-based compensation	(2,670)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	152,721	20,605
Prepaid expenses and other current assets	(15,080)	(2,716)
Trade payables	(42,542)	2,310
Accrued expenses	(116,908)	(110,084)
Accrued restructuring	(39,057)	(2,526)
Income taxes payable	(19,051)	8,905
Deferred revenue	16,739	13,721
Net cash provided by operating activities	314,363	332,102
Cash flows from investing activities:
Purchases of short-term investments	(352,179)	(375,077)
Maturities of short-term investments	112,089	134,296
Proceeds from sales of short-term investments	207,672	217,407
Acquisitions, net of cash acquired	(353,184)	(36,572)
Purchases of property and equipment	(51,088)	(32,421)
Purchases of long-term investments and other assets	(5,203)	(5,389)
Proceeds from sale of long-term investments	4,186	2,755
Other	—	(124)
Net cash used for investing activities	(437,707)	(95,125)
Cash flows from financing activities:
Purchases of treasury stock	(80,000)	(125,000)
Proceeds from issuance of treasury stock	13,366	40,651
Excess tax benefits from stock-based compensation	2,670	—
Repayment of debt and capital lease obligations	(2,264)	(2,169)
Debt issuance costs	(2,297)	—
Net cash used for financing activities	(68,525)	(86,518)
Effect of foreign currency exchange rates on cash and cash equivalents	3,632	(194)
Net (decrease) increase in cash and cash equivalents	(188,237)	150,265
Cash and cash equivalents at beginning of period	989,500	749,891
Cash and cash equivalents at end of period	$801,263	$900,156
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$51,397	$16,413
Cash paid for interest	$33,883	$31,623
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$4,265	$549

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011 on file with the SEC (our “Annual Report”).
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 2, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
On January 13, 2012, we completed our acquisition of privately held Efficient Frontier, a multi-channel ad buying and optimization company. During the first quarter of fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing reportable segment. The Efficient Frontier business adds cross-channel ad campaign forecasting, execution and optimization capabilities to our Digital Marketing Suite, along with a social marketing engagement platform and social ad buying capabilities. We have included the financial results of Efficient Frontier in our condensed consolidated financial statements beginning on the acquisition date.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. The total preliminary purchase price for Efficient Frontier was approximately $374.8 million of which approximately $291.5 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $39.4 million to net liabilities assumed. The impact of this acquisition was not material to our condensed consolidated financial statements.
During fiscal 2011, we completed six business combinations with aggregate purchase prices totaling approximately $281.0 million of which approximately $212.3 million was allocated to goodwill, $87.5 million to identifiable intangible assets and $18.8 million to net liabilities assumed. We also completed two asset acquisitions with aggregate purchase prices totaling $47.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the acquisition dates, however the impact of these acquisitions were not material to our condensed consolidated financial statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of March 2, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$224,267	$—	$—	$224,267
Cash equivalents:
Corporate bonds and commercial paper	2,250	—	—	2,250
Money market mutual funds and repurchase agreements	508,013	—	—	508,013
Time deposits	55,325	—	—	55,325
U.S. Treasury securities	11,409	—	(1)	11,408
Total cash equivalents	576,997	—	(1)	576,996
Total cash and cash equivalents	801,264	—	(1)	801,263
Short-term fixed income securities:
Corporate bonds and commercial paper	1,039,166	10,774	(605)	1,049,335
Foreign government securities	3,249	25	—	3,274
Municipal securities	120,696	102	(1)	120,797
U.S. agency securities	436,659	2,205	(36)	438,828
U.S. Treasury securities	333,070	1,187	(33)	334,224
Subtotal	1,932,840	14,293	(675)	1,946,458
Marketable equity securities	10,533	7,864	—	18,397
Total short-term investments	1,943,373	22,157	(675)	1,964,855
Total cash, cash equivalents and short-term investments	$2,744,637	$22,157	$(676)	$2,766,118

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 2, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$137,135	$(576)	$408,178	$(4,438)
Municipal securities	8,625	(1)	17,125	(3)
U.S. Treasury and agency securities	146,737	(70)	133,857	(121)
Total	$292,497	$(647)	$559,160	$(4,562)

There were 90 securities and 213 securities that were in an unrealized loss position for less than twelve months at March 2, 2012 and at December 2, 2011, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of March 2, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$13,187	$(29)	$22,918	$(232)
Municipal securities	—	—	2,668	(1)
Total	$13,187	$(29)	$25,586	$(233)
There were 7 securities and 13 securities that were in an unrealized loss position for more than twelve months at March 2, 2012 and at December 2, 2011, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 2, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$914,746	$916,557
Due between one and two years	496,450	500,531
Due between two and three years	418,018	423,287
Due after three years	103,626	106,083
Total	$1,932,840	$1,946,458
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the three months ended March 2, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 2, 2012.
The fair value of our financial assets and liabilities at March 2, 2012 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$2,250	$—	$2,250	$—
Money market mutual funds and repurchase agreements	508,013	508,013	—	—
Time deposits	55,325	55,325	—	—
U.S. Treasury securities	11,408	—	11,408	—
Short-term investments:
Corporate bonds and commercial paper	1,049,335	—	1,049,335	—
Foreign government securities	3,274	—	3,274	—
Marketable equity securities	18,397	18,397	—	—
Municipal securities	120,797	—	120,797	—
U.S. agency securities	438,828	—	438,828	—
U.S. Treasury securities	334,224	—	334,224	—
Prepaid expenses and other current assets:
Foreign currency derivatives	29,164	—	29,164	—
Other assets:
Deferred compensation plan assets	15,041	375	14,666	—
Total assets	$2,586,056	$582,110	$2,003,946	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4,074	$—	$4,074	$—
Total liabilities	$4,074	$—	$4,074	$—

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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB and a weighted average credit rating of AA-. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from pricing models that use non-binding market consensus prices that are corroborated by observable market data or quoted prices for similar instruments. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Our deferred compensation plan assets consist of prime money market funds and mutual funds.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Direct Investments
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Our cost method investments as of March 2, 2012 and December 2, 2011 were $21.4 million and $21.0 million, respectively. For the three months ended March 2, 2012, we determined there were no other-than-temporary impairments on our cost method investments.
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
We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements as determined by our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
The aggregate fair value of derivative instruments in net asset positions as of March 2, 2012 and December 2, 2011 was $29.2 million and $25.4 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $4.1 million and $3.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 2, 2012 and December 2, 2011 were as follows (in thousands):

	2012		2011
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$19,929	$—	$19,296	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	9,235	4,074	6,066	3,881
Total derivatives	$29,164	$4,074	$25,362	$3,881
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three months ended March 2, 2012 and March 4, 2011 was as follows (in thousands):

	2012		2011
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$12,581	$—	$67	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$10,348	$—	$—	$—
Net gain (loss) recognized in income(3)	$(8,245)	$—	$(8,306)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$8,150	$—	$(10,150)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 2, 2012 and December 2, 2011 was $4.138 billion and $3.849 billion, respectively. The increase was primarily due to our acquisition of Efficient Frontier and foreign currency translation adjustments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Purchased and other intangible assets subject to amortization as of March 2, 2012 and December 2, 2011 were as follows (in thousands):

	2012			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$367,340	$(107,305)	$260,035	$314,057	$(91,363)	$222,694
Customer contracts and relationships	$313,714	$(53,108)	$260,606	$433,534	$(229,364)	$204,170
Trademarks	53,333	(13,180)	40,153	52,734	(11,217)	41,517
Acquired rights to use technology	106,565	(51,024)	55,541	106,865	(48,137)	58,728
Localization	11,185	(6,610)	4,575	9,762	(6,591)	3,171
Other intangibles	22,728	(5,813)	16,915	63,906	(48,660)	15,246
Total other intangible assets	$507,525	$(129,735)	$377,790	$666,801	$(343,969)	$322,832
Purchased and other intangible assets, net	$874,865	$(237,040)	$637,825	$980,858	$(435,332)	$545,526

Amortization expense related to purchased and other intangible assets was $33.1 million for both the three months ended March 2, 2012 and March 4, 2011. Of this amount, $21.6 million and $22.9 million were included in cost of sales for the three months ended March 2, 2012 and March 4, 2011, respectively.
As of March 2, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2012	$56,341	$50,786
2013	70,173	59,733
2014	63,964	55,686
2015	49,329	49,920
2016	11,495	44,436
Thereafter	8,733	117,229
Total expected amortization expense	$260,035	$377,790
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of March 2, 2012 and December 2, 2011 consisted of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$155,440	$235,500
Sales and marketing allowances	52,633	58,156
Accrued corporate marketing	51,351	37,757
Taxes payable	20,255	26,732
Royalties payable	15,815	18,778
Accrued interest expense	5,448	21,010
Other	175,198	157,008
Accrued expenses	$476,140	$554,941

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8.  STOCK-BASED COMPENSATION
The assumptions used to value option grants during the three months ended March 2, 2012 and March 4, 2011 were as follows:

	2012	2011
Expected life (in years)	3.9	3.8 - 4.1
Volatility	34%	31 - 35%
Risk free interest rate	0.54%	1.46 - 1.92%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 2, 2012 and March 4, 2011 were as follows:

	2012	2011
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	36%	32 - 34%
Risk free interest rate	0.06 - 0.27%	0.19 - 0.61%

Summary of Stock Options
Option activity for the three months ended March 2, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	34,802	37,075
Granted	15	4,507
Exercised	(1,760)	(4,987)
Cancelled	(1,566)	(2,268)
Increase due to acquisition	1,103	475
Ending outstanding balance	32,594	34,802

Information regarding stock options outstanding at March 2, 2012 and March 4, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Options outstanding	32,594	$30.97	3.14	$148.4
Options vested and expected to vest	31,783	$31.08	3.07	$142.4
Options exercisable	25,490	$32.61	2.39	$85.2
2011
Options outstanding	38,529	$31.18	3.80	$203.1
Options vested and expected to vest	36,857	$31.22	3.70	$194.6
Options exercisable	26,948	$31.92	2.95	$133.1
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of March 2, 2012 and March 4, 2011 were $33.73 and $35.27, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $23.64 and 1.4 million shares at an average price of $20.61 for the three months ended March 2, 2012 and March 4, 2011, respectively. The intrinsic value of shares purchased during the three months ended March 2, 2012 and March 4, 2011 was $5.0 million and $15.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 2, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	16,871	13,890
Awarded	6,964	8,180
Released	(4,631)	(3,819)
Forfeited	(965)	(1,587)
Increase due to acquisition	111	207
Ending outstanding balance	18,350	16,871

Information regarding restricted stock units outstanding at March 2, 2012 and March 4, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Restricted stock units outstanding	18,350	1.90	$618.9
Restricted stock units vested and expected to vest	15,432	1.79	$519.6
2011
Restricted stock units outstanding	17,923	1.92	$632.1
Restricted stock units vested and expected to vest	13,661	1.75	$481.1
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 2, 2012 and March 4, 2011 were $33.73 and $35.27, respectively.

Summary of Performance Shares
Effective January 24, 2012, the Executive Compensation Committee adopted the 2012 Performance Share Program (the “2012 Program”). The purpose of the 2012 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2012 Program is our fiscal 2012 year. All members of our executive management and other key senior management are participating in the 2012 Program. Awards granted under the 2012 Program are granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined Adobe specific or market based performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2012 Program have the ability to receive up to 150% of the target number of shares originally granted.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2012 Program for the three months ended March 2, 2012 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	1,125	1,688
Forfeited	—	—
Ending outstanding balance	1,125	1,688

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
The following table sets forth the summary of performance share activity under our 2007, 2008, 2010 and 2011 programs, based upon share awards actually achieved, for the three months ended March 2, 2012 and the fiscal year ended December 2, 2011 (in thousands):

	2012	2011
Beginning outstanding balance	405	557
Achieved	492	337
Released	(442)	(436)
Forfeited	(2)	(53)
Ending outstanding balance	453	405

Information regarding performance shares outstanding at March 2, 2012 and March 4, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Performance shares outstanding	453	1.23	$15.3
Performance shares vested and expected to vest	403	1.20	$13.5
2011
Performance shares outstanding	469	1.11	$16.6
Performance shares vested and expected to vest	401	1.08	$13.9
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 2, 2012 and March 4, 2011 were $33.73 and $35.27, respectively.

Compensation Costs
As of March 2, 2012, there was $608.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended March 2, 2012 and March 4, 2011 were as follows (in thousands):

	2012		2011
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$742	$603	$192	$321
Cost of revenue—services and support	1,116	2,070	1,095	2,075
Research and development	7,199	18,081	6,755	20,578
Sales and marketing	8,780	16,916	7,550	16,416
General and administrative	4,500	11,574	5,949	10,061
Total	$22,337	$49,244	$21,541	$49,451
NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During the first quarter of fiscal 2012, we continued to implement restructuring activities under this plan. We vacated approximately 54,000 square feet of sales and/or research and development facilities in Canada, the Czech Republic, Germany and Israel. We accrued $9.8 million for the fair value of our future contractual obligations under those operating leases using our estimated credit-adjusted risk-free interest rates ranging from approximately 1% to 4% as of the dates we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.2 million. Total costs incurred for termination benefits through the first quarter of fiscal 2012 was $63.3 million which includes favorable adjustments of $15.3 million recorded during the first quarter of fiscal 2012 arising from revisions to severance cost estimates that were made in connection with the fourth quarter fiscal 2011 restructuring plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $13.2 million and $14.7 million, respectively.
Other Restructuring Plans
Other restructuring plans include other Adobe plans and other plans associated with certain of our acquisitions that are substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our condensed consolidated financial statements is not significant. Our other restructuring plans consist of the following:

•
Fiscal 2009 Restructuring Plan—In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affected only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture, Inc. ("Omniture") on October 23, 2009. As of March 2, 2012, the remaining balance under our Fiscal 2009 Plan for termination benefits and closing redundant facilities was $1.0 million and $8.5 million, respectively.

•
Omniture Restructuring Plan—We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. As of March 2, 2012, the remaining balance under our Omniture Plan for termination benefits and closing redundant facilities was $0.5 million and $1.4 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Fiscal 2008 Restructuring Plan—In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. As of March 2, 2012, the remaining balance under our Fiscal 2008 Plan for closing redundant facilities was $2.1 million. Restructuring activities for termination benefits were completed during fiscal 2011.

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the three months ended March 2, 2012 (in thousands):

	December 2, 2011	Costs Incurred	Cash Payments	Other Adjustments	March 2, 2012
Fiscal 2011 Restructuring Plan:
Termination benefits	$72,817	$—	$(34,238)	$(15,559)	$23,020
Cost of closing redundant facilities	2,995	9,807	(835)	99	12,066
Other Restructuring Plans:
Termination benefits	1,548	616	(96)	(23)	2,045
Cost of closing redundant facilities	11,019	830	(1,064)	1,257	12,042
Total restructuring plans	$88,379	$11,253	$(36,233)	$(14,226)	$49,173
Accrued restructuring charges of approximately $49.2 million as of March 2, 2012 includes $36.4 million recorded in accrued restructuring, current and $12.8 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through the remainder of fiscal 2012 and facilities-related liabilities under contract through fiscal 2021.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended March 2, 2012 were as follows (in thousands):

Balance as of December 2, 2011	$6,528,735
Net income	185,209
Re-issuance of treasury stock	(216,874)
Balance as of March 2, 2012	$6,497,070
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three months ended March 2, 2012 and March 4, 2011 (in thousands):

	2012	2011
	Increase/(Decrease)
Net income	$185,209	$234,591
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	12,864	(53)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(497)	(544)
Subtotal available-for-sale securities	12,367	(597)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	12,581	(67)
Reclassification adjustment for gains on derivative instruments recognized during the period	(10,348)	—
Subtotal derivatives designated as hedging instruments	2,233	(67)
Foreign currency translation adjustments	2,198	11,931
Other comprehensive income	16,798	11,267
Total comprehensive income, net of taxes	$202,007	$245,858
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of March 2, 2012 and December 2, 2011 (in thousands):

	2012	2011
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$19,060	$10,810
Unrealized losses on available-for-sale securities	(676)	(4,794)
Total net unrealized gains on available-for-sale securities	18,384	6,016
Net unrealized gains on derivative instruments designated as hedging instruments	15,586	13,354
Cumulative foreign currency translation adjustments	12,778	10,580
Total accumulated other comprehensive income, net of taxes	$46,748	$29,950
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third parties.
We currently have authority granted by our Board of Directors to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.
During the three months ended March 2, 2012 and March 4, 2011, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $80.0 million and $125.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 2, 2012, we repurchased approximately 1.8 million shares at an average price of $30.07 through structured repurchase agreements entered into during the three months ended March 2, 2012. During the three months ended March 4, 2011, we repurchased approximately 2.5 million shares at an average price of $32.84 through structured repurchase agreements entered into during the three months ended March 4, 2011.
As of March 2, 2012 and December 2, 2011, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of March 2, 2012, approximately $26.8 million in prepayments remained under these agreements. As of December 2, 2011, no prepayments remained under these agreements.
Subsequent to March 2, 2012, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $225.0 million stock repurchase agreement, there is no remaining balance under our current authority, although the Board of Directors could grant additional authority in the future. See Note 16 for further discussion of our stock repurchase program.
NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 2, 2012 and March 4, 2011 (in thousands, except per share data):

	2012	2011
Net income	$185,209	$234,591
Shares used to compute basic net income per share	494,016	504,134
Dilutive potential common shares:
Unvested restricted stock and performance share awards	4,280	3,764
Stock options	2,082	3,447
Shares used to compute diluted net income per share	500,378	511,345
Basic net income per share	$0.37	$0.47
Diluted net income per share	$0.37	$0.46
For the three months ended March 2, 2012, options to purchase approximately 26.1 million shares of common stock with exercise prices greater than the average fair market value of our stock of $30.16 were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three months ended March 4, 2011, options to purchase approximately 21.9 million shares of common stock with exercise prices greater than the average fair market value of our stock of $32.35 were not included in the calculation because the effect would have been anti-dilutive.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of March 2, 2012, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In August 2009, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of March 2, 2012, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 13 for further discussion of our capital lease obligation.
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
Legal Proceedings
In connection with disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements.
In October 2009, Eolas Technologies Incorporated filed a complaint against us and 23 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that a number of our Web pages and products infringe two patents owned by the plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and sought injunctive relief, monetary damages, costs and attorneys’ fees. Adobe disputed these claims and vigorously defended itself in this matter. On February 9, 2012, a jury found all asserted patent claims in the above-mentioned Eolas patents invalid. On February 27, 2012 Adobe was dismissed from the case.
In January 2010, Tarkus Imaging, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. Also named in the lawsuit were Canon U.S.A., Inc.; Nikon Americas, Inc.; and Nikon, Inc. The plaintiff alleges, among other things, that certain functionality of the Adobe Camera Raw module infringes a patent owned by plaintiff. The complaint seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute the plaintiff's claims and intend to vigorously defend ourselves in this matter. We have filed a motion for summary judgment, which motion remains pending, and the case is currently scheduled to go to trial in June 2012. As of March 2, 2012, no amounts have been accrued as a loss is not considered probable or estimable.
In addition to intellectual property disputes, such as those discussed above and others, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.
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
NOTE 13.  DEBT
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2012, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of March 2, 2012.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 2, 2012, we were in compliance with all of the covenants.
Credit Agreement
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

subject to the agreement of the applicable lenders, request up to an additional $500.0 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.795% and 1.30% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year also based on our public debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The facility will be used for general corporate purposes.
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio.
The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on March 2, 2017 unless (a) the commitments are terminated earlier upon the occurrence of certain events, including events of default, or (b) the maturity date is extended upon our request, subject to the agreement of the lenders.
As of March 2, 2012, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants. In connection with entering into the Credit Agreement as described above, we have terminated and paid off all obligations under our previous credit agreement, dated as of February 16, 2007.
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of March 2, 2012, our capital lease obligations of $17.4 million includes $9.3 million of current debt.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense) for the three months ended March 2, 2012 and March 4, 2011 included the following (in thousands):

	2012	2011
Interest and other income (expense), net:
Interest income	$6,193	$6,099
Foreign exchange gains (losses)	(9,721)	(7,774)
Realized gains on fixed income investment	702	605
Realized losses on fixed income investment	(205)	(61)
Other	246	314
Interest and other income (expense), net	$(2,785)	$(817)
Interest expense	$(16,838)	$(17,020)
Investment gains (losses), net:
Realized investment gains	$245	$1,802
Unrealized investment gains	810	438
Realized investment losses	(34)	(650)
Unrealized investment losses	—	—
Investment gains (losses), net	$1,021	$1,590
Non-operating income (expense), net	$(18,602)	$(16,247)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15.  SEGMENTS

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. Operating expenses are not reviewed on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
Effective in the first quarter of fiscal 2012, we modified our segments due to changes in how we operate our business. We combined our Creative and Interactive Solutions segment with our Digital Media Solutions segment and our Knowledge Worker segment, and named it Digital Media. We also renamed our Omniture segment to Digital Marketing and combined it with our Enterprise segment. These changes reflect our focus on our two strategic growth opportunities. Our Print and Publishing segment, which contains many of our mature products and solutions continues to be reported as it was in fiscal 2011. Prior year information in the table below has been reclassified to reflect these changes.

We have the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, small businesses and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers.

•
Digital Marketing—Our Digital Marketing segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers and chief revenue officers.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended March 2, 2012
Revenue	$730,294	$259,896	$55,030	$1,045,220
Cost of revenue	26,973	78,276	3,016	108,265
Gross profit	$703,321	$181,620	$52,014	$936,955
Gross profit as a percentage of revenue	96%	70%	95%	90%
Three months ended March 4, 2011
Revenue	$761,110	$212,900	$53,696	$1,027,706
Cost of revenue	30,648	74,329	2,662	107,639
Gross profit	$730,462	$138,571	$51,034	$920,067
Gross profit as a percentage of revenue	96%	65%	95%	90%
NOTE 16.  SUBSEQUENT EVENTS

Subsequent to March 2, 2012, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $225.0 million stock repurchase agreement, there is no remaining balance under our current authority, although the Board of Directors could grant additional authority in the future. See Note 10 for further discussion of our stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2011. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
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
OPERATIONS OVERVIEW
Effective in the first quarter of fiscal 2012, we modified our segments due to changes in how we operate our business. We combined our Creative and Interactive Solutions segment with our Digital Media Solutions segment and our Knowledge Worker segment, and named it Digital Media. We also renamed our Omniture segment to Digital Marketing and combined it with our Enterprise segment. These changes reflect our focus on our two strategic growth opportunities. Our Print and Publishing segment, which contains many of our mature products and solutions, continues to be reported as it was in fiscal 2011. See Note 15 of our Notes to Condensed Consolidated Financial Statements for further information. Prior year information has been updated to reflect these changes.
For our first quarter of fiscal 2012, we reported solid financial results and executed against our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
Our Digital Media segment revenue decreased 4% year-over-year during the three months ended March 2, 2012. The decrease was primarily due to a slowdown in our Creative business as customers appear to be delaying purchasing in anticipation of our upcoming Creative Suite 6 (“CS6”) launch.
Revenue in our Digital Marketing segment increased 22% year-over-year during the three months ended March 2, 2012. Driving this success was continued adoption of our Digital Marketing Suite which includes our CQ Web Experience Management (“WEM”) offerings, coupled with revenue generated from products associated with our recent acquisition of Efficient Frontier.
Our Print and Publishing business segment revenue increased 2% year-over-year during the three months ended March 2, 2012, primarily due to fees received for consulting services and royalties related to PostScript products.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 2, 2012, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2011.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.
RESULTS OF OPERATIONS
Revenue for the Three Months Ended March 2, 2012 and March 4, 2011 (dollars in millions)

	2012	2011	% Change
Product	$808.5	$842.7	(4)%
Percentage of total revenue	77%	82%
Subscription	146.2	106.2	38%
Percentage of total revenue	14%	10%
Services and support	90.5	78.8	15%
Percentage of total revenue	9%	8%
Total revenue	$1,045.2	$1,027.7	2%

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service.
We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models that will allow us to target new users, as well as increase the amount of recurring revenue we generate as a percent of our total revenue—creating the potential for our results to be more predictable.
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

Segment Information (dollars in millions)

	2012	2011	% Change
Digital Media	$730.3	$761.1	(4)%
Percentage of total revenue	70%	74%
Digital Marketing	259.9	212.9	22%
Percentage of total revenue	25%	21%
Print and Publishing	55.0	53.7	2%
Percentage of total revenue	5%	5%
Total revenue	$1,045.2	$1,027.7	2%

Revenue from Digital Media decreased $30.8 million during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 primarily due to a slowdown in demand for our Creative Suite family of products as customers appear to be delaying purchasing in anticipation of our upcoming CS6 launch. The year-over-year decrease in revenue was also driven by a shift in product mix to the lower priced Creative Suite product offerings and a decline in Photoshop point product revenue due to no recent releases of Photoshop and Photoshop Extended since fiscal 2010. These decreases were offset in part by an increase in revenue associated with third-party toolbar distribution via Flash Player downloads. Within Digital Media, Document Services revenue which includes our Acrobat product family remained relatively stable during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011. Despite an overall decline in the number of units licensed for both Creative and Acrobat within Document Services during the three months ended March 2, 2012 as compared to the same period in the prior year, unit average selling prices remained relatively stable for both offerings.

Revenue from Digital Marketing increased $47.0 million year-over-year during the three months ended March 2, 2012. The increase during the three months ended March 2, 2012 was primarily due to continued adoption of our Digital Marketing Suite. Revenue generated from products associated with our recent acquisition of Efficient Frontier as well as our Adobe Connect hosted offering also contributed to the increase.
Revenue from Print and Publishing increased $1.3 million during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011. The increase was primarily due to fees received for consulting services and royalties related to PostScript products, offset in part by the timing of product releases for ColdFusion and Adobe Captivate resulting in a decline in revenue.
Geographical Information (dollars in millions)

	2012	2011	% Change
Americas	$503.1	$489.6	3%
Percentage of total revenue	48%	48%
EMEA	330.7	331.8	*
Percentage of total revenue	32%	32%
Asia	211.4	206.3	2%
Percentage of total revenue	20%	20%
Total revenue	$1,045.2	$1,027.7	2%
 _________________________________________

(*)	Percentage is less than 1%.
Overall revenue during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 increased in the Americas and Asia and remained relatively flat in EMEA. Digital Marketing and Print and Publishing contributed to the increase in revenue in each geographic region, while the decline in Digital Media segment revenue negatively impacted all geographic regions. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted above.
Included in the overall increase in revenue for the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 were impacts associated with foreign currency as shown below.

(in millions)	2012
Revenue impact:	Increase/ (Decrease)
EMEA:
Euro	$(2.4)
British Pound	0.7
Other currencies	0.2
Total EMEA	(1.5)
Japanese Yen	7.0
Other currencies	2.2
Total revenue impact	7.7
Hedging impact:
EMEA	10.2
Japanese Yen	0.1
Total hedging impact	10.3
Total impact	$18.0
During the three months ended March 2, 2012, the U.S. dollar strengthened against the Euro causing revenue in EMEA measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. This decrease was offset in part by the favorable impact to the British Pound as the U.S. Dollar weakened against this currency causing revenue in EMEA measured in average U.S. Dollar equivalents to increase compared with the same reporting period last year. Revenue measured in both the Japanese Yen and other currencies were favorably impacted as the U.S. Dollar weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during the three months ended March 2, 2012 as noted in the table above.
Cost of Revenue for the Three Months Ended March 2, 2012 and March 4, 2011 (dollars in millions)

	2012	2011	% Change
Product	$25.7	$30.7	(16)%
Percentage of total revenue	2%	3%
Subscription	48.8	47.9	2%
Percentage of total revenue	5%	5%
Services and support	33.8	29.0	17%
Percentage of total revenue	3%	3%
Total cost of revenue	$108.3	$107.6	1%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased due to the following:

% Change 2012-2011 QTD
Royalty cost	(7)%
Localization costs related to our product launches	(6)
Cost of sales	(3)
Total change	(16)%
Royalty costs decreased during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 due to a decrease in obligations to certain key vendors.

Localization costs decreased during the three months ended March 2, 2012 as compared to the three months March 4, 2011 primarily due to Acrobat X products that were fully amortized at the end of fiscal 2011 and Creative Suite 5 professional products that were fully amortized at the end of the third quarter of fiscal 2011. This decrease was offset in part by the launch of Creative Suite 5.5 products during the second quarter of fiscal 2011.
Cost of sales decreased during the three months ended March 2, 2012 as compared to the three months March 4, 2011 primarily due to a decrease in shrink-wrap revenue from our Creative Suite products.
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
Cost of subscription revenue increased during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 primarily due to increases in compensation and related benefits driven by additional headcount from our acquisition of Efficient Frontier as well as higher data center costs associated with our fiscal 2011 acquisitions.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 primarily due to increases in compensation and related benefits and additional headcount.
Operating Expenses for the Three Months Ended March 2, 2012 and March 4, 2011 (dollars in millions)

	2012	2011	% Change
Research and development	$177.7	$178.4	*
Percentage of total revenue	17%	17%
Sales and marketing	359.0	328.1	9%
Percentage of total revenue	34%	32%
General and administrative	102.7	101.0	2%
Percentage of total revenue	10%	10%
Restructuring charges	(2.8)	—	**
Percentage of total revenue	*	*
Amortization of purchased intangibles	11.4	10.2	12%
Percentage of total revenue	1%	1%
Total operating expenses	$648.0	$617.7	5%
 _________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. Research and development expenses remained relatively stable during the three months ended March 2, 2012 as compared to March 4, 2011.
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
Sales and marketing expenses increased due to the following:

% Change 2012-2011 QTD
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3%
Professional and consulting fees	3
Compensation associated with incentive compensation and stock-based compensation	2
Compensation and related benefits associated with headcount growth	1
Total change	9%
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
General and administrative expenses increased due to the following:

% Change 2012-2011 QTD
Compensation and related benefits associated with headcount growth	2%
Professional and consulting fees	(1)
Various individually insignificant items	1
Total change	2%
 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $11.3 million during the three months ended March 2, 2012 associated with termination benefits and closing redundant facilities. We also recorded net favorable employee termination and facility related adjustments of $14.1 million for changes in previous estimates during three months ended March 2, 2012. During the three months ended March 4, 2011 we recorded insignificant charges for termination benefits and facilities-related liabilities.
See Note 9 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
Amortization expense increased 12% during the three months ended March 2, 2012 as compared to the three months ended March 4, 2011. The increase was primarily due to amortization expense associated with intangible assets purchased through our acquisition of Efficient Frontier in the first quarter of fiscal 2012 as well as our fiscal 2011 acquisitions.

Non-Operating Income (Expense), Net for the Three Months Ended March 2, 2012 and March 4, 2011 (dollars in millions)

	2012	2011	% Change
Interest and other income (expense), net	$(2.8)	$(0.8)	250%
Percentage of total revenue	*	*
Interest expense	(16.8)	(17.0)	(1)%
Percentage of total revenue	(2)%	(2)%
Investment gains (losses), net	1.0	1.6	(38)%
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(18.6)	$(16.2)	15%

_________________________________________

(*)	Percentage is less than 1%.
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
Interest and other income (expense), net for the three months ended March 2, 2012 as compared to the three months ended March 4, 2011 increased, in net expense, primarily due to increased foreign exchange losses.
Interest Expense
Interest expense primarily consists of interest associated with our senior notes. Interest expense during the three months ended March 2, 2012 remained relatively stable as compared to the three and ended March 4, 2011.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct investments in privately held companies. Our net investment gains for the three months ended March 2, 2012 were primarily due to unrealized gains on our deferred compensation plan assets. Our net investment gains for the three months ended March 4, 2011 were due to gains from our direct and equity investments.
Provision for Income Taxes for the Three Months Ended March 2, 2012 and March 4, 2011 (dollars in millions)

	2012	2011	% Change
Provision	$85.2	$51.5	65%
Percentage of total revenue	8%	5%
Effective tax rate	31.5%	18.0%

Our effective tax rate increased by approximately 14 percentage points for the three months ended March 2, 2012 as compared to the three months ended March 4, 2011. The increase was primarily due to the one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies. This increase was partially offset by tax benefits recognized as a result of the completion of certain income tax examinations. In addition, the effective tax rate in fiscal 2011 included tax benefits related to the federal research and development credit as well as the credit's retroactive reinstatement in December 2010. This credit expired on December 31, 2011.
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

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at March 2, 2012 was $156.2 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 2, 2012 were recognized in the future, $145.0 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $11.2 million federal benefit related to deducting certain payments on future state tax returns.
As of March 2, 2012, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $11.5 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $15 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	March 2, 2012	December 2, 2011
Cash and cash equivalents	$801.3	$989.5
Short-term investments	$1,964.9	$1,922.2
Working capital	$2,390.6	$2,520.7
Stockholders’ equity	$5,986.3	$5,783.1
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 2, 2012	March 4, 2011
Net cash provided by operating activities	$314.4	$332.1
Net cash used for investing activities	(437.7)	(95.1)
Net cash used for financing activities	(68.5)	(86.5)
Effect of foreign currency exchange rates on cash and cash equivalents	3.6	(0.2)
Net (decrease) increase in cash and cash equivalents	$(188.2)	$150.3

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $314.4 million for the three months ended March 2, 2012 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables. Trade receivables declined primarily from a decrease in revenue from the fourth quarter of fiscal 2011, an increase in revenue linearity within the current quarter and improved collections in our international portfolio.
The primary working capital uses of cash were decreases in accrued expenses, trade payables and accrued restructuring. Decreases in accrued expenses primarily related to payment of fiscal 2011 bonuses, commissions and other incentive plans during the first months of fiscal 2012. During the three months ended March 2, 2012, we also made our semi-annual interest payment associated with our Notes totaling $31.1 million. Trade payables decreased primarily due to lower expense levels as compared to the fourth quarter of fiscal 2011. The decrease in accrued restructuring primarily related to payments and adjustments for employee terminations and facility exit costs associated with the Fiscal 2011 Restructuring Plan which were paid in the first quarter of fiscal 2012. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our restructuring charges.

Cash Flows from Investing Activities
Net cash used for investing activities of $437.7 million for the three months ended March 2, 2012 was primarily due to our acquisition of Efficient Frontier. Other uses of cash during the three months ended March 2, 2012 represented purchases of property and equipment and short-term investments, offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $68.5 million for the three months ended March 2, 2012 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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
Restructuring
During the past several years, we have initiated various restructuring plans. Currently, we have the following four active restructuring plans that were of significance to us:

•	Fiscal 2011 Restructuring Plan

•	Fiscal 2009 Restructuring Plan

•	Fiscal 2008 Restructuring Plan

•	Omniture Restructuring Plan
As of March 2, 2012, we have accrued total restructuring charges of approximately $49.2 million of which approximately $25.1 million relates to ongoing termination benefits and contract terminations and are expected to be paid through the remainder of fiscal 2012. The remaining accrual of $24.1 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 75% will be paid through 2015.
During the three months ended March 2, 2012, we made payments related to the above restructuring plans totaling approximately $36.2 million which principally consisted of approximately $34.3 million in payments related to termination benefits.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 9 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.
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
As of March 2, 2012, the amount outstanding under the Notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. As of March 2, 2012, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing. In connection with entering into the Credit Agreement, we have terminated and paid off all obligations under our previous credit agreement, dated as of February 16, 2007.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 76% of our consolidated invested balances during the first quarter of fiscal 2012. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
We currently have authority granted by our Board of Directors to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.
During the three months ended March 2, 2012 and March 4, 2011, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $80.0 million and $125.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 2, 2012, we repurchased approximately 1.8 million shares at an average price of $30.07 through structured repurchase agreements entered into during the three months ended March 2, 2012. During the three months ended March 4, 2011, we repurchased approximately 2.5 million shares at an average price of $32.84 through structured repurchase agreements entered into during the three months ended March 4, 2011.
Subsequent to March 2, 2012, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $225.0 million stock repurchase agreement, there is no remaining balance under our current authority, although the Board of Directors could grant additional authority in the future. See Note 10 and Note 16 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 2, 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011. Our principal commitments as of March 2, 2012 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the three months ended March 2, 2012. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Notes
Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At March 2, 2012, our maximum commitment for interest payments under the Notes was $400.5 million for the remaining duration of the Notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of March 2, 2012, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 2, 2012, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 2, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 2, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” in Item 1 of our Annual Report on Form 10-K for fiscal 2011.
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
To accelerate the growth of our business, in November 2011 we announced a strategy to offer subscriptions to certain of our products as part of our Creative Cloud offering. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model will alter the way we price and deliver our products. These changes reflect a partial shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. If our customers’ purchases trend away from perpetual licenses toward subscriptions, we will experience a deferral of revenues and cash received from customers. This cloud strategy will require continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, we may not be successful in selling subscriptions;

•	although we intend to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in achieving our target pricing and new seat adoption;

•	our revenues might decline over the short or long term as a result of this strategy;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. The addition of a subscription licensing model to augment our traditional perpetual licensing model may cause license revenue to decline more quickly than anticipated. Under a subscription model, downturns or upturns in sales may not be immediately reflected in our results of operations. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and reduced cash flows.
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
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including our customers’ satisfaction with our services, the prices of our services and general economic conditions. If our efforts to upsell to our customers are unsuccessful, the rate at which our business grows might decline.
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
We have in the past and may in the future acquire additional companies, products or technologies. Recently, we acquired Omniture in October 2009, Day in October 2010 and Efficient Frontier in January 2012, as well as other smaller business and asset acquisitions. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

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
We are transitioning to new business models that are more highly regulated for privacy and data security. We are also expanding these new models in countries that have more stringent data protection laws than those in the U.S. With this transition, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments are increasingly scrutinizing how companies collect, process, use, store or transmit personal data. New laws may come into effect that would require us to obtain explicit consent to collect or use a broad range of consumer data. This requirement may affect our ability to reach current and prospective consumers, to understand how our products and services are being used, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
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
Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers’ data. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.
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
Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their websites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 11% of our net revenue for the first quarter of fiscal 2012. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2012, no single agreement with this distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. A number of factors may affect the market price for our common stock, including shortfalls in our revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts, the announcement of new products, product enhancements or service introductions by us or our competitors, seasonal variations in the demand for our products and services and the implementation cycles for our new customers, the loss of a large customer or our inability to increase sales to existing customers and attract new customers, quarterly variations in our or our competitors’ results of operations and developments in our industry, as well as unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.
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
For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.
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
Our cash equivalent and short-term investment portfolio as of March 2, 2012 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 2, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 2, 2012. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$305,000
December 3—December 30, 2011
Shares repurchased	—	$—	—	$—
December 31, 2011—January 27, 2012
Shares repurchased	931	$28.64	931	$(26,666)
January 28—March 2, 2012
Shares repurchased	838	$31.67	838	$(26,525)	(2)
Total	1,769		1,769	$251,809
_________________________________________

(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In January 2012, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $80.0 million. As of March 2, 2012, $26.8 million in prepayments remained under this agreement.

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

Date: March 29, 2012

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Adobe Connect
Captivate
ColdFusion
Creative Cloud
Creative Suite
Flash
Omniture
Photoshop
PostScript

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/26/12	10.14

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/11	10.2

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.35	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.36	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.37	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.38	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.39	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.40	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.42	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.43	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.44	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.45	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.46	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.47	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.48	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.49	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.50	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.51	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.52	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.53	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.54	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.55	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.56	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.57	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.58	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	10-K	1/26/12	10.61

10.59	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.60	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.61	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.62	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.63	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-K	1/26/12	10.66

10.64	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.65	Demdex, Inc. 2008 Stock Plan*	S-8	1/27/11	99.1

10.66	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.67	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.68	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.69	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.70	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.71	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.72	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.73	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.74	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.75	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change in Control*	8-K	12/15/11	10.2

10.76	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.77	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.78	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.79	Form of Efficient Frontier, Inc. Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.45 through 10.57 are to filings made by Omniture, Inc.

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