Form 10-Q
period 2012-06-01
ADOBE SYSTEMS INC
filed 2012-06-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2012

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 22, 2012 was 491,762,581.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 1, 2012	December 2, 2011
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$951,238	$989,500
Short-term investments	2,046,879	1,922,192
Trade receivables, net of allowances for doubtful accounts of $14,161 and $15,080, respectively	529,391	634,373
Deferred income taxes	79,360	91,963
Prepaid expenses and other current assets	163,939	133,423
Total current assets	3,770,807	3,771,451
Property and equipment, net	573,566	527,828
Goodwill	4,122,813	3,849,217
Purchased and other intangibles, net	600,332	545,526
Investment in lease receivable	207,239	207,239
Other assets	91,075	89,922
Total assets	$9,365,832	$8,991,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$69,416	$86,660
Accrued expenses	555,024	554,941
Capital lease obligations	9,426	9,212
Accrued restructuring	18,337	80,930
Income taxes payable	58,326	42,634
Deferred revenue	535,115	476,402
Total current liabilities	1,245,644	1,250,779
Long-term liabilities:
Debt and capital lease obligations	1,500,668	1,505,096
Deferred revenue	57,663	55,303
Accrued restructuring	12,148	7,449
Income taxes payable	151,671	156,958
Deferred income taxes	250,756	181,602
Other liabilities	47,636	50,883
Total liabilities	3,266,186	3,208,070
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 493,987 and 491,540 shares outstanding, respectively	61	61
Additional paid-in-capital	2,886,953	2,753,896
Retained earnings	6,671,230	6,528,735
Accumulated other comprehensive income	20,615	29,950
Treasury stock, at cost (106,847 and 109,294 shares, respectively), net of reissuances	(3,479,213)	(3,529,529)
Total stockholders’ equity	6,099,646	5,783,113
Total liabilities and stockholders’ equity	$9,365,832	$8,991,183
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2012	June 3, 2011	June 1, 2012	June 3, 2011
Revenue:
Products	$871,022	$829,979	$1,679,543	$1,672,668
Subscription	159,519	109,471	305,749	215,642
Services and support	93,908	83,729	184,377	162,575
Total revenue	1,124,449	1,023,179	2,169,669	2,050,885
Cost of revenue:
Products	40,074	34,666	65,742	65,383
Subscription	54,823	47,329	103,603	95,207
Services and support	36,021	27,206	69,838	56,250
Total cost of revenue	130,918	109,201	239,183	216,840
Gross profit	993,531	913,978	1,930,486	1,834,045
Operating expenses:
Research and development	180,903	183,211	358,631	361,611
Sales and marketing	386,459	348,690	745,422	676,768
General and administrative	110,603	95,547	213,284	196,526
Restructuring charges	(2,191)	(586)	(5,016)	(545)
Amortization of purchased intangibles	12,614	10,392	24,043	20,627
Total operating expenses	688,388	637,254	1,336,364	1,254,987
Operating income	305,143	276,724	594,122	579,058
Non-operating income (expense):
Interest and other income (expense), net	(1,128)	(839)	(3,913)	(1,656)
Interest expense	(16,629)	(16,727)	(33,467)	(33,747)
Investment gains (losses), net	7,188	86	8,209	1,676
Total non-operating income (expense), net	(10,569)	(17,480)	(29,171)	(33,727)
Income before income taxes	294,574	259,244	564,951	545,331
Provision for income taxes	70,698	29,808	155,866	81,304
Net income	$223,876	$229,436	$409,085	$464,027
Basic net income per share	$0.45	$0.46	$0.83	$0.92
Shares used to compute basic net income per share	495,950	499,686	494,983	501,910
Diluted net income per share	$0.45	$0.45	$0.81	$0.91
Shares used to compute diluted net income per share	501,377	506,280	502,154	509,572

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 1, 2012	June 3, 2011
Cash flows from operating activities:
Net income	$409,085	$464,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	147,035	132,906
Stock-based compensation	142,980	145,851
Deferred income taxes	58,094	28,796
Unrealized gains on investments	(7,403)	(567)
Other non-cash items	(13,578)	10,714
Excess tax benefits from stock-based compensation	(5,354)	(8,778)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	134,658	(16,032)
Prepaid expenses and other current assets	(32,956)	(15,580)
Trade payables	(43,203)	8,101
Accrued expenses	(43,767)	(72,145)
Accrued restructuring	(56,156)	(4,206)
Income taxes payable	12,593	(4,004)
Deferred revenue	60,553	52,350
Net cash provided by operating activities	762,581	721,433
Cash flows from investing activities:
Purchases of short-term investments	(910,579)	(1,137,730)
Maturities of short-term investments	281,911	254,706
Proceeds from sales of short-term investments	489,623	798,484
Acquisitions, net of cash acquired	(353,245)	(36,572)
Purchases of property and equipment	(111,855)	(69,922)
Purchases of long-term investments and other assets	(9,448)	(10,672)
Proceeds from sale of long-term investments	27,626	4,230
Other	—	(124)
Net cash used for investing activities	(585,967)	(197,600)
Cash flows from financing activities:
Purchases of treasury stock	(305,000)	(545,015)
Proceeds from issuance of treasury stock	89,237	87,383
Excess tax benefits from stock-based compensation	5,354	8,778
Repayment of debt and capital lease obligations	(4,554)	(3,624)
Debt issuance costs	(2,297)	—
Net cash used for financing activities	(217,260)	(452,478)
Effect of foreign currency exchange rates on cash and cash equivalents	2,384	6,229
Net (decrease) increase in cash and cash equivalents	(38,262)	77,584
Cash and cash equivalents at beginning of period	989,500	749,891
Cash and cash equivalents at end of period	$951,238	$827,475
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$96,105	$54,381
Cash paid for interest	$34,172	$31,972
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$4,265	$—

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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six months ended June 1, 2012, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
On January 13, 2012, we completed our acquisition of privately held Efficient Frontier, a multi-channel digital ad buying and optimization company. During the first quarter of fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing reportable segment. The Efficient Frontier business adds cross-channel digital ad campaign forecasting, execution and optimization capabilities to our Adobe Digital Marketing Suite, along with a social marketing engagement platform and social ad buying capabilities. We have included the financial results of Efficient Frontier in our condensed consolidated financial statements beginning on the acquisition date.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. In the second quarter of fiscal 2012, we made adjustments to the preliminary purchase price allocation. The total adjusted preliminary purchase price for Efficient Frontier was approximately $374.7 million of which approximately $289.5 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $37.5 million to net liabilities assumed. The impact of this acquisition was not material to our condensed consolidated financial statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of June 1, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$295,644	$—	$—	$295,644
Cash equivalents:
Corporate bonds and commercial paper	20,497	—	—	20,497
Money market mutual funds and repurchase agreements	570,920	—	—	570,920
Municipal securities	751	—	—	751
Time deposits	53,818	—	—	53,818
U.S. Treasury securities	9,609	—	(1)	9,608
Total cash equivalents	655,595	—	(1)	655,594
Total cash and cash equivalents	951,239	—	(1)	951,238
Short-term fixed income securities:
Corporate bonds and commercial paper	1,013,196	8,325	(695)	1,020,826
Foreign government securities	6,745	27	—	6,772
Municipal securities	121,011	109	(6)	121,114
U.S. agency securities	512,004	2,139	(58)	514,085
U.S. Treasury securities	382,899	989	(58)	383,830
Subtotal	2,035,855	11,589	(817)	2,046,627
Marketable equity securities	321	—	(69)	252
Total short-term investments	2,036,176	11,589	(886)	2,046,879
Total cash, cash equivalents and short-term investments	$2,987,415	$11,589	$(887)	$2,998,117

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of June 1, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$184,432	$(461)	$408,178	$(4,438)
Municipal securities	26,511	(6)	17,125	(3)
U.S. Treasury and agency securities	125,622	(117)	133,857	(121)
Total	$336,565	$(584)	$559,160	$(4,562)

There were 112 securities and 213 securities that were in an unrealized loss position for less than twelve months at June 1, 2012 and at December 2, 2011, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of June 1, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$15,583	$(234)	$22,918	$(232)
Municipal securities	—	—	2,668	(1)
Total	$15,583	$(234)	$25,586	$(233)
There were 10 securities and 13 securities that were in an unrealized loss position for more than twelve months at June 1, 2012 and at December 2, 2011, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 1, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$945,166	$946,441
Due between one and two years	499,841	504,375
Due between two and three years	447,771	450,389
Due after three years	143,077	145,422
Total	$2,035,855	$2,046,627
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the six months ended June 1, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended June 1, 2012.
The fair value of our financial assets and liabilities at June 1, 2012 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$20,497	$—	$20,497	$—
Money market mutual funds and repurchase agreements	570,920	570,920	—	—
Municipal securities	751	—	751	—
Time deposits	53,818	53,818	—	—
U.S. Treasury securities	9,608	—	9,608	—
Short-term investments:
Corporate bonds and commercial paper	1,020,826	—	1,020,826	—
Foreign government securities	6,772	—	6,772	—
Marketable equity securities	252	252	—	—
Municipal securities	121,114	—	121,114	—
U.S. agency securities	514,085	—	514,085	—
U.S. Treasury securities	383,830	—	383,830	—
Prepaid expenses and other current assets:
Foreign currency derivatives	42,533	—	42,533	—
Other assets:
Deferred compensation plan assets	13,328	364	12,964	—
Total assets	$2,758,334	$625,354	$2,132,980	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$7,044	$—	$7,044	$—
Total liabilities	$7,044	$—	$7,044	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended June 1, 2012, we determined there were no material other-than-temporary impairments on our cost method investments.
As of June 1, 2012, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of June 1, 2012, based on Level 2 quoted prices in inactive markets. See Note 13 for further details regarding our debt.
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
The aggregate fair value of derivative instruments in net asset positions as of June 1, 2012 and December 2, 2011 was $42.5 million and $25.4 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $7.0 million and $3.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 1, 2012 and December 2, 2011 were as follows (in thousands):

	2012		2011
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$24,985	$—	$19,296	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	17,548	7,044	6,066	3,881
Total derivatives	$42,533	$7,044	$25,362	$3,881
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and six months ended June 1, 2012 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$10,191	$—	$22,772	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$10,661	$—	$21,009	$—
Net gain (loss) recognized in income(3)	$(6,714)	$—	$(14,958)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$8,423	$—	$16,573

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
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of June 1, 2012 and December 2, 2011 was $4.123 billion and $3.849 billion, respectively. The increase was primarily due to our acquisition of Efficient Frontier and foreign currency translation adjustments. During the second quarter of fiscal 2012, we completed our annual goodwill impairment test associated with our three reporting units - Digital Media, Digital Marketing and Print and Publishing - and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of June 1, 2012 and December 2, 2011 were as follows (in thousands):

	2012			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$364,506	$(124,215)	$240,291	$314,057	$(91,363)	$222,694
Customer contracts and relationships	$313,892	$(60,915)	$252,977	$433,534	$(229,364)	$204,170
Trademarks	52,950	(15,124)	37,826	52,734	(11,217)	41,517
Acquired rights to use technology	103,925	(50,995)	52,930	106,865	(48,137)	58,728
Localization	6,745	(5,058)	1,687	9,762	(6,591)	3,171
Other intangibles	22,416	(7,795)	14,621	63,906	(48,660)	15,246
Total other intangible assets	$499,928	$(139,887)	$360,041	$666,801	$(343,969)	$322,832
Purchased and other intangible assets, net	$864,434	$(264,102)	$600,332	$980,858	$(435,332)	$545,526

Amortization expense related to purchased and other intangible assets was $39.5 million and $72.6 million for the three and six months ended June 1, 2012, respectively. Comparatively, amortization expense was $33.6 million and $66.8 million for the three and six months ended June 3, 2011, respectively. Of these amounts, $27.0 million and $48.6 million were included in cost of sales for the three and six months ended June 1, 2012, respectively, and $23.3 million and $46.2 million were included in cost of sales for the three and six months ended June 3, 2011, respectively.
As of June 1, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2012	$37,382	$31,863
2013	69,852	59,907
2014	63,808	55,762
2015	49,193	49,897
2016	11,492	44,462
Thereafter	8,564	118,150
Total expected amortization expense	$240,291	$360,041

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of June 1, 2012 and December 2, 2011 consisted of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$210,676	$235,500
Sales and marketing allowances	50,368	58,156
Accrued corporate marketing	48,385	37,757
Taxes payable	24,023	26,732
Royalties payable	17,728	18,778
Accrued interest expense	20,969	21,010
Other	182,875	157,008
Accrued expenses	$555,024	$554,941

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
The assumptions used to value option grants during the three and six months ended June 1, 2012 and June 3, 2011 were as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Expected life (in years)	4.2	3.9 - 4.2	3.9 - 4.2	3.8 - 4.2
Volatility	31%	30 - 31%	31 - 34%	30 - 35%
Risk free interest rate	0.71%	1.34 - 1.74%	0.54 - 0.71%	1.34 - 1.74%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and six months ended June 1, 2012 and June 3, 2011 were as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	36%	32 - 34%	36%	32 - 34%
Risk free interest rate	0.06 - 0.27%	0.19 - 0.61%	0.06 - 0.27%	0.19 - 0.61%

Summary of Stock Options
Option activity for the six months ended June 1, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	34,802	37,075
Granted	57	4,507
Exercised	(4,804)	(4,987)
Cancelled	(3,767)	(2,268)
Increase due to acquisition	1,104	475
Ending outstanding balance	27,392	34,802

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at June 1, 2012 and June 3, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Options outstanding	27,392	$31.26	3.27	$87.0
Options vested and expected to vest	26,741	$31.38	3.20	$82.9
Options exercisable	21,503	$32.82	2.63	$47.0
2011
Options outstanding	36,110	$31.67	3.70	$131.1
Options vested and expected to vest	34,746	$31.72	3.61	$126.4
Options exercisable	25,790	$32.55	2.92	$83.9
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of June 1, 2012 and June 3, 2011 were $29.82 and $33.27, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $23.64 and 1.4 million shares at an average price of $20.61 for the six months ended June 1, 2012 and June 3, 2011, respectively. The intrinsic value of shares purchased during the six months ended June 1, 2012 and June 3, 2011 was $5.0 million and $15.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended June 1, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	16,871	13,890
Awarded	8,129	8,180
Released	(5,059)	(3,819)
Forfeited	(1,381)	(1,587)
Increase due to acquisition	114	207
Ending outstanding balance	18,674	16,871

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at June 1, 2012 and June 3, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Restricted stock units outstanding	18,674	1.74	$555.6
Restricted stock units vested and expected to vest	15,949	1.64	$473.7
2011
Restricted stock units outstanding	17,701	1.73	$588.9
Restricted stock units vested and expected to vest	15,128	1.62	$502.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 1, 2012 and June 3, 2011 were $29.82 and $33.27, respectively.

Summary of Performance Shares
Effective January 24, 2012, the Executive Compensation Committee adopted the 2012 Performance Share Program (the “2012 Program”). The purpose of the 2012 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2012 Program is our fiscal 2012 year. Members of our executive management and other key senior management are participating in the 2012 Program. Awards granted under the 2012 Program are granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined Adobe specific or market-based performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2012 Program generally have the ability to receive up to 150% of the target number of shares originally granted.
The following table sets forth the summary of performance share activity under our 2012 Program for the six months ended June 1, 2012 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	1,125	1,652
Forfeited	(9)	(13)
Ending outstanding balance	1,116	1,639

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007, 2008, 2010 and 2011 programs, based upon share awards actually achieved, for the six months ended June 1, 2012 and the fiscal year ended December 2, 2011 (in thousands):

	2012	2011
Beginning outstanding balance	405	557
Achieved	492	337
Released	(461)	(436)
Forfeited	(2)	(53)
Ending outstanding balance	434	405

Information regarding performance shares outstanding at June 1, 2012 and June 3, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Performance shares outstanding	434	1.03	$12.9
Performance shares vested and expected to vest	394	1.01	$11.7
2011
Performance shares outstanding	457	0.89	$15.2
Performance shares vested and expected to vest	421	0.87	$13.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 1, 2012 and June 3, 2011 were $29.82 and $33.27, respectively.

Compensation Costs
As of June 1, 2012, there was $540.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended June 1, 2012 and June 3, 2011 were as follows (in thousands):

	2012		2011
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$701	$714	$232	$367
Cost of revenue—services and support	702	2,373	1,264	2,299
Research and development	4,217	20,288	7,024	19,444
Sales and marketing	6,387	19,373	8,334	20,616
General and administrative	3,990	12,654	5,255	10,024
Total	$15,997	$55,402	$22,109	$52,750

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended June 1, 2012 and June 3, 2011 were as follows (in thousands):

	2012		2011
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,443	$1,317	$424	$688
Cost of revenue—services and support	1,818	4,443	2,359	4,374
Research and development	11,416	38,369	13,778	40,022
Sales and marketing	15,167	36,289	15,884	37,032
General and administrative	8,490	24,228	11,205	20,085
Total	$38,334	$104,646	$43,650	$102,201
NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During the six months ended June 1, 2012, we continued to implement restructuring activities under this plan. We vacated approximately 66,000 square feet of sales and/or research and development facilities in Canada, the Czech Republic, Germany, Ireland, Israel and the United Kingdom. We accrued $11.1 million for the fair value of our future contractual obligations under those operating leases as of the dates we ceased to use the leased properties using our estimated credit-adjusted risk-free interest rates ranging from approximately 1% to 4%. This amount is net of the fair value of future estimated sublease income of approximately $4.3 million. Total costs incurred for termination benefits through the second quarter of fiscal 2012 was $56.8 million which includes favorable adjustments of $21.8 million arising from revisions to severance cost estimates that were made in connection with the fourth quarter fiscal 2011 restructuring plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $13.9 million as all facilities under this plan have been exited as of June 1, 2012.
Other Restructuring Plans
Other restructuring plans include other Adobe plans and other plans associated with certain of our acquisitions that are substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our condensed consolidated financial statements is not significant. Our other restructuring plans consist of the following:

•
Fiscal 2009 Restructuring Plan—In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affected only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture, Inc. ("Omniture") on October 23, 2009. As of June 1, 2012, the remaining balance under our Fiscal 2009 Plan for termination benefits and closing redundant facilities was $0.9 million and $8.5 million, respectively.

•
Omniture Restructuring Plan—We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. As of June 1, 2012, the remaining balance under our Omniture Plan for termination benefits and closing redundant facilities was $0.5 million and $1.2 million, respectively.

•
Fiscal 2008 Restructuring Plan—In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. As of June 1, 2012, the remaining balance under our Fiscal 2008 Plan for

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

closing redundant facilities was $1.6 million. Restructuring activities for termination benefits were completed during fiscal 2011.

•	Other —As of June 1, 2012, the aggregate remaining balance for other restructuring plans for termination benefits and closing redundant facilities was $0.5 million and $0.6 million, respectively.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the six months ended June 1, 2012 (in thousands):

	December 2, 2011	Costs Incurred	Cash Payments	Other Adjustments*	June 1, 2012
Fiscal 2011 Restructuring Plan:
Termination benefits	$72,817	$—	$(44,903)	$(22,052)	$5,862
Cost of closing redundant facilities	2,995	11,097	(2,809)	(434)	10,849
Other Restructuring Plans:
Termination benefits	1,548	810	(302)	(165)	1,891
Cost of closing redundant facilities	11,019	2,465	(3,126)	1,525	11,883
Total restructuring plans	$88,379	$14,372	$(51,140)	$(21,126)	$30,485
_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments of $1.7 million.
Accrued restructuring charges of approximately $30.4 million as of June 1, 2012 includes $18.3 million recorded in accrued restructuring, current and $12.1 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through the remainder of fiscal 2012 and facilities-related liabilities under contract through fiscal 2021.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended June 1, 2012 were as follows (in thousands):

Balance as of December 2, 2011	$6,528,735
Net income	409,085
Re-issuance of treasury stock	(266,590)
Balance as of June 1, 2012	$6,671,230
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and six months ended June 1, 2012 and June 3, 2011 (in thousands):

	Three Months		Six Months
	2012	2011	2012	2011
	Increase/(Decrease)		Increase/(Decrease)
Net income	$223,876	$229,436	$409,085	$464,027
Other comprehensive income:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(7,297)	5,898	5,568	5,845
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(413)	(630)	(911)	(1,174)
Subtotal available-for-sale securities	(7,710)	5,268	4,657	4,671
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	10,191	100	22,772	33
Reclassification adjustment for gains on derivative instruments recognized during the period	(10,661)	(184)	(21,009)	(184)
Subtotal derivatives designated as hedging instruments	(470)	(84)	1,763	(151)
Foreign currency translation adjustments	(17,952)	20,463	(15,755)	32,394
Other comprehensive income	(26,132)	25,647	(9,335)	36,914
Total comprehensive income, net of taxes	$197,744	$255,083	$399,750	$500,941
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of June 1, 2012 and December 2, 2011 (in thousands):

	2012	2011
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$11,559	$10,810
Unrealized losses on available-for-sale securities	(885)	(4,794)
Total net unrealized gains on available-for-sale securities	10,674	6,016
Net unrealized gains on derivative instruments designated as hedging instruments	15,115	13,354
Cumulative foreign currency translation adjustments	(5,174)	10,580
Total accumulated other comprehensive income, net of taxes	$20,615	$29,950
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third parties.
During the six months ended June 1, 2012 and June 3, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $305.0 million and $545.0 million, respectively. With these structured stock repurchase agreements entered into during the six months ended June 1, 2012, we have exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 1, 2012, we repurchased approximately 7.1 million shares at an average price of $32.38 through structured repurchase agreements entered into during the six months ended June 1, 2012. During the six months ended June 3, 2011, we repurchased approximately 16.3 million shares at an average price of $33.53 through structured repurchase agreements entered into during the six months ended June 3, 2011.
As of June 1, 2012 and December 2, 2011, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of June 1, 2012, approximately $76.1 million in prepayments remained under these agreements. As of December 2, 2011, no prepayments remained under these agreements.
In April 2012, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program. As of June 1, 2012, we have not entered into any stock repurchase agreements under the new authority.
NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 1, 2012 and June 3, 2011 (in thousands, except per share data):

	Three Months		Six Months
	2012	2011	2012	2011
Net income	$223,876	$229,436	$409,085	$464,027
Shares used to compute basic net income per share	495,950	499,686	494,983	501,910
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,614	2,989	4,622	3,999
Stock options	2,813	3,605	2,549	3,663
Shares used to compute diluted net income per share	501,377	506,280	502,154	509,572
Basic net income per share	$0.45	$0.46	$0.83	$0.92
Diluted net income per share	$0.45	$0.45	$0.81	$0.91
For the three and six months ended June 1, 2012, options to purchase approximately 18.3 million and 21.4 million shares of common stock with exercise prices greater than the average fair market value of our stock of $33.02 and $31.61, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and six months ended June 3, 2011, options to purchase approximately 20.3 million and 19.8 million shares of common stock with exercise prices greater than the average fair market value of our stock of $33.88 and $33.12, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of June 1, 2012, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In August 2009, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of June 1, 2012, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements.
In January 2010, Tarkus Imaging, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. Also named in the lawsuit were Canon U.S.A., Inc.; Nikon Americas, Inc.; and Nikon, Inc. The plaintiff alleges, among other things, that certain functionality of the Adobe Camera Raw module infringes a patent owned by plaintiff. The complaint seeks injunctive relief, monetary damages, costs and attorneys' fees. We dispute the plaintiff's claims and intend to vigorously defend ourselves in this matter. The trial in this matter is currently ongoing.
In addition to intellectual property disputes, such as those discussed above and others, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
NOTE 13.  DEBT
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2012, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of June 1, 2012.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 1, 2012, we were in compliance with all of the covenants.
Credit Agreement
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may, subject to the agreement of the applicable lenders, request up to an additional $500.0 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.795% and 1.30% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year also based on our public debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The facility will be used for general corporate purposes.
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
As of June 1, 2012, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants. In connection with entering into the Credit Agreement as described above, we have terminated and paid off all obligations under our previous credit agreement, dated as of February 16, 2007.
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of June 1, 2012, our capital lease obligations of $15.1 million includes $9.4 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense), net for the three and six months ended June 1, 2012 and June 3, 2011 included the following (in thousands):

	Three Months		Six Months
	2012	2011	2012	2011
Interest and other income (expense), net:
Interest income	$5,929	$5,865	$12,123	$11,964
Foreign exchange gains (losses)	(7,738)	(7,629)	(17,459)	(15,403)
Realized gains on fixed income investment	474	633	1,176	1,238
Realized losses on fixed income investment	(61)	(4)	(267)	(65)
Other	268	296	514	610
Interest and other income (expense), net	$(1,128)	$(839)	$(3,913)	$(1,656)
Interest expense	$(16,629)	$(16,727)	$(33,467)	$(33,747)
Investment gains (losses), net:
Realized investment gains	$8,542	$195	$8,787	$1,997
Unrealized investment gains	—	—	—	329
Realized investment losses	(1)	—	(34)	(650)
Unrealized investment losses	(1,353)	(109)	(544)	—
Investment gains (losses), net	$7,188	$86	$8,209	$1,676
Non-operating income (expense), net	$(10,569)	$(17,480)	$(29,171)	$(33,727)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended June 1, 2012
Revenue	$818,467	$250,924	$55,058	$1,124,449
Cost of revenue	43,054	85,917	1,947	130,918
Gross profit	$775,413	$165,007	$53,111	$993,531
Gross profit as a percentage of revenue	95%	66%	96%	88%
Three months ended June 3, 2011
Revenue	$754,110	$215,091	$53,978	$1,023,179
Cost of revenue	36,259	72,713	229	109,201
Gross profit	$717,851	$142,378	$53,749	$913,978
Gross profit as a percentage of revenue	95%	66%	100%	89%

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended June 1, 2012
Revenue	$1,548,762	$510,819	$110,088	$2,169,669
Cost of revenue	70,027	164,193	4,963	239,183
Gross profit	$1,478,735	$346,626	$105,125	$1,930,486
Gross profit as a percentage of revenue	95%	68%	95%	89%
Six months ended June 3, 2011
Revenue	$1,515,215	$427,986	$107,684	$2,050,885
Cost of revenue	66,907	147,042	2,891	216,840
Gross profit	$1,448,308	$280,944	$104,793	$1,834,045
Gross profit as a percentage of revenue	96%	66%	97%	89%

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
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force, and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted model or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
For our second quarter and first six months of fiscal 2012, we reported solid financial results and executed against our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
Our Digital Media segment revenue increased 9% and 2% year-over-year during the three and six months ended June 1, 2012, respectively. The increase was primarily due to the Adobe Creative Suite 6 (“CS6”) launch in the second quarter of fiscal 2012.
Revenue in our Digital Marketing segment increased 17% and 19% year-over-year during the three and six months ended June 1, 2012, respectively. Driving this success was continued adoption of our Digital Marketing Suite, which grew 35% year-over-year and includes our CQ Web Experience Management (“WEM”) offerings and revenue generated from products associated with our recent acquisition of Efficient Frontier. Increases in Digital Marketing Suite revenue were offset in part by a decease in revenue associated with our Adobe LiveCycle product offerings.

Our Print and Publishing business segment revenue increased 2% year-over-year during both the three and six months ended June 1, 2012 primarily due to fees received for consulting services and royalties related to PostScript products and an increase in revenue associated with Adobe Captivate.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 1, 2012, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2011.
Goodwill Impairment
During the second quarter of fiscal 2012, we completed our annual goodwill impairment test associated with our three reporting units - Digital Marketing, Digital Media and Print and Publishing - and determined there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.
RESULTS OF OPERATIONS
Revenue for the Three and Six Months Ended June 1, 2012 and June 3, 2011 (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Product	$871.0	$830.0	5%	$1,679.5	$1,672.7	*
Percentage of total revenue	78%	81%		78%	82%
Subscription	159.5	109.5	46%	305.8	215.6	42%
Percentage of total revenue	14%	11%		14%	10%
Services and support	93.9	83.7	12%	184.4	162.6	13%
Percentage of total revenue	8%	8%		8%	8%
Total revenue	$1,124.4	$1,023.2	10%	$2,169.7	$2,050.9	6%
_________________________________________

(*)	Percentage is less than 1%.

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models such as our recently released Adobe Creative Cloud (“Creative Cloud”) offering that will allow us to target new users, as well as increase the amount of recurring revenue we generate as a percent of our total revenue.
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
Segment Information (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Digital Media	$818.5	$754.1	9%	$1,548.8	$1,515.2	2%
Percentage of total revenue	73%	74%		71%	74%
Digital Marketing	250.9	215.1	17%	510.8	428.0	19%
Percentage of total revenue	22%	21%		24%	21%
Print and Publishing	55.0	54.0	2%	110.1	107.7	2%
Percentage of total revenue	5%	5%		5%	5%
Total revenue	$1,124.4	$1,023.2	10%	$2,169.7	$2,050.9	6%

Revenue from Digital Media increased $64.4 million and $33.5 million during the three and six months ended June 1, 2012, respectively, as compared to the three and six months ended June 3, 2011. In May 2012, we launched CS6 which is at the center of Creative Cloud, our new subscription-based offering for creating and publishing content and applications that was also released in May 2012. The launch of CS6 included major updates to all of our core CS point products as well as four suite versions. With regard to our CS point products, the revenue increase during the three and six months ended June 1, 2012 was driven by growth associated with the release of new Photoshop point products for which the previous release occurred in fiscal 2010. Strong demand related to the release of Adobe Lightroom 4 also contributed to the growth in revenue during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011. Suite revenue from our creative product offerings increased slightly during the three months ended June 1, 2012, though declined slightly during the six month period ended June 1, 2012 compared with the corresponding periods a year ago largely due to a shift in product mix to the lower priced suite product offerings. Within Digital Media, Document Services revenue, which includes our Acrobat product family, also increased during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 primarily due to large enterprise transactions during the second quarter of fiscal 2012 and increased Document Exchange Services revenue including EchoSign eSignatures service. There was an increase in the number of units licensed for our creative offerings during both the three and six months ended June 1, 2012 as compared to the same periods in the prior year. Creative point product and suite unit average selling prices declined during the three months ended June 1, 2012 though remained relatively stable during the six months ended June 1, 2012. Within Document Services, both the number of units licensed and the unit average selling prices for our Acrobat offerings, excluding large enterprise license agreement (“ELA”) deals, have remained relatively stable for the three and six months ended June 1, 2012, as compared to the three and six months ended June 3, 2011.

Revenue from Digital Marketing increased $35.8 million and $82.8 million during the three and six months ended June 1, 2012, respectively, as compared to the three and six months ended June 3, 2011. The increase during the three and six months ended June 1, 2012 was primarily due to continued adoption of our Digital Marketing Suite including revenue generated from products associated with our recent acquisition of Efficient Frontier as well as from our WEM solution. Also contributing to the growth in revenue was our Adobe Connect hosted offering. As expected, increases were offset in part by a decrease in revenue associated with Adobe LiveCycle product offerings as we continue to shift our focus to our Digital Marketing Suite including our WEM solution.
Revenue from Print and Publishing increased $1.1 million and $2.4 million during the three and six months ended June 1, 2012, respectively, as compared to the three and six months ended June 3, 2011. The increase during the three and six months ended June 1, 2012 was primarily due to fees received for consulting services and royalties related to PostScript products and an increase in revenue associated with Adobe Captivate, our e-learning authoring software.

Geographical Information (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Americas	$551.3	$492.5	12%	$1,054.4	$982.1	7%
Percentage of total revenue	49%	48%		49%	48%
EMEA	325.0	311.7	4%	655.7	643.5	2%
Percentage of total revenue	29%	30%		30%	31%
APAC	248.1	219.0	13%	459.6	425.3	8%
Percentage of total revenue	22%	22%		21%	21%
Total revenue	$1,124.4	$1,023.2	10%	$2,169.7	$2,050.9	6%

Overall revenue during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 increased in the Americas and APAC and remained relatively stable in EMEA. Revenue in the Americas increased during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 primarily due to revenue increases in Digital Marketing and Digital Media, offset slightly by a decline in Print and Publishing revenue. Despite the launch of CS6, the current economic conditions in Europe caused revenue in EMEA to remain fairly stable during the three and six months ended June 1, 2012 compared with the comparable periods a year ago. Revenue in APAC increased across all reportable segments during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted above.
Included in the overall increase in revenue for the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(13.8)	$(16.2)
British Pound	(1.2)	(0.5)
Other currencies	(0.3)	(0.1)
Total EMEA	(15.3)	(16.8)
Japanese Yen	0.9	7.9
Other currencies	(0.1)	2.1
Total revenue impact	(14.5)	(6.8)
Hedging impact:
EMEA	5.4	15.6
Japanese Yen	5.3	5.4
Total hedging impact	10.7	21.0
Total impact	$(3.8)	$14.2
During the three and six months ended June 1, 2012, the U.S. Dollar strengthened against the Euro and British Pound causing revenue in EMEA measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. During the three months ended June 1, 2012, revenue measured in the Japanese Yen was favorably impacted as the U.S. Dollar weakened against this currency. This increase was offset in part by the U.S. Dollar strengthening against other currencies. During the six months ended June 1, 2012, revenue measured in both the Japanese Yen and other currencies were favorably impacted as the U.S. Dollar weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during the three and six months ended June 1, 2012 as noted in the table above.

Cost of Revenue for the Three and Six Months Ended June 1, 2012 and June 3, 2011 (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Product	$40.1	$34.7	16%	$65.8	$65.4	*
Percentage of total revenue	4%	3%		3%	3%
Subscription	54.8	47.3	16%	103.6	95.2	9%
Percentage of total revenue	5%	5%		5%	5%
Services and support	36.0	27.2	32%	69.8	56.2	24%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$130.9	$109.2	20%	$239.2	$216.8	10%
_________________________________________

(*)	Percentage is less than 1%.
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue increased during the three months ended June 1, 2012 as compared to the three months ended June 3, 2011 due to the following:

% Change 2012-2011 QTD
Royalty cost	9%
Excess and obsolete inventory	4
Localization costs related to our product launches	2
Cost of sales	(2)
Various individually insignificant items	3
Total change	16%
Royalty costs increased during the three months ended June 1, 2012 as compared to the three months ended June 3, 2011 primarily due to higher payments to key vendors associated with the launch of CS6 and Lightroom 4 during the second quarter of fiscal 2012.
Excess and obsolete inventory increased during the three months ended June 1, 2012 as compared to the three months ended June 3, 2011 due to increased reserve requirements for Adobe Creative Suite 5.5 (“CS5.5”) products necessitated by the launch of CS6 in the second quarter of fiscal 2012.
Localization costs increased during the three months ended June 1, 2012 as compared to the three months ended June 3, 2011 primarily due to the launch of CS6, a milestone product release, in the second quarter of fiscal 2012 as compared to the launch of CS5.5, a mid-cycle product release, in the second quarter of fiscal 2011.
Cost of sales decreased during the three months ended June 1, 2012 as compared to the three months ended June 3, 2011 primarily due to a decrease in packaging costs associated with our CS6 products, offset in part by an increase in costs associated with higher shrink-wrap sales of our creative product offerings.
Cost of product revenue remained relatively stable during the six months ended June 1, 2012 as compared to the six months ended June 3, 2011.

 Subscription
Cost of subscription revenue consists of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third-parties for rack space, power and similar items.
Cost of subscription revenue increased during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 primarily due to increases in compensation and related benefits driven by additional headcount from our acquisition of Efficient Frontier in the first quarter of fiscal 2012, an increase in amortization of intangible assets and higher data center costs associated with our fiscal 2011 and 2012 acquisitions and hosting expenses associated with the launch of the Creative Cloud in the second quarter of fiscal 2012.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 primarily due to increases in compensation and related benefits and additional headcount.
Operating Expenses for the Three and Six Months Ended June 1, 2012 and June 3, 2011 (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Research and development	$180.9	$183.2	(1)%	$358.7	$361.6	(1)%
Percentage of total revenue	16%	18%		17%	18%
Sales and marketing	386.5	348.7	11%	745.4	676.8	10%
Percentage of total revenue	34%	34%		34%	33%
General and administrative	110.6	95.6	16%	213.3	196.5	9%
Percentage of total revenue	10%	9%		10%	10%
Restructuring charges	(2.2)	(0.6)	**	(5.0)	(0.5)	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	12.6	10.4	21%	24.0	20.6	17%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$688.4	$637.3	8%	$1,336.4	$1,255.0	6%
 _________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. Research and development expenses during the three and six months ended June 1, 2012 remained relatively stable as compared to the three and six months ended June 3, 2011.
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

Sales and marketing expenses increased due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Marketing spending related to product launches and overall marketing efforts	5%	4%
Compensation associated with incentive compensation and stock-based compensation	—	2
Compensation and related benefits associated with headcount growth	3	1
Various individually insignificant items	3	3
Total change	11%	10%
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
General and administrative expenses increased due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Compensation and related benefits associated with headcount growth	4%	3%
Compensation associated with incentive compensation and stock-based compensation	2	1
Professional and consulting fees	4	2
Various individually insignificant items(*)	6	3
Total change	16%	9%
_________________________________________

(*)
Included in the increase for the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 were increases in facilities and information services related expenses.

 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $3.1 million and $14.4 million during the three and six months ended June 1, 2012, respectively, associated with termination benefits and closing redundant facilities. We also recorded net favorable employee termination and facility related adjustments of $5.3 million and $19.4 million for changes in previous estimates during the three and six months ended June 1, 2012, respectively. During the three and six months ended June 3, 2011 we recorded insignificant charges for termination benefits and facilities-related liabilities.
See Note 9 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
Amortization expense increased 21% and 17% during the three and six months ended June 1, 2012, respectively, as compared to the three and six months ended June 3, 2011. The increase was primarily due to amortization expense associated with intangible assets purchased through our fiscal 2011 and 2012 acquisitions.

Non-Operating Income (Expense), Net for the Three and Six Months Ended June 1, 2012 and June 3, 2011 (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Interest and other income (expense), net	$(1.1)	$(0.9)	22%	$(3.9)	$(1.7)	129%
Percentage of total revenue	*	*		*	*
Interest expense	(16.6)	(16.7)	(1)%	(33.5)	(33.7)	(1)%
Percentage of total revenue	(1)%	(2)%		(2)%	(2)%
Investment gains (losses), net	7.2	0.1	**	8.2	1.7	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(10.5)	$(17.5)	(40)%	$(29.2)	$(33.7)	(13)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net for the three and six months ended June 1, 2012 as compared to the three and six months ended June 3, 2011 increased, in net expense, primarily due to increased foreign exchange losses.
Interest Expense
Interest expense primarily consists of interest associated with our senior notes. Interest expense during the three and six months ended June 1, 2012 remained relatively stable as compared to the three and six months ended June 3, 2011.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct investments in privately held companies. Our net investment gains for the three and six months ended June 1, 2012 were primarily due to realized gains on the sale of equity investments offset in part by net unrealized losses on our deferred compensation plan assets. Our net investment gains for the three and six months ended June 3, 2011 were due to gains from our direct and equity investments.
Provision for Income Taxes for the Three and Six Months Ended June 1, 2012 and June 3, 2011 (dollars in millions)

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Provision	$70.7	$29.8	137%	$155.9	$81.3	92%
Percentage of total revenue	6%	3%		7%	4%
Effective tax rate	24.0%	11.5%		27.6%	14.9%

Our effective tax rate increased by approximately thirteen percentage points for the three months ended June 1, 2012 as compared to the three months ended June 3, 2011. The increase was primarily related to the tax benefits associated with the favorable state income tax ruling included in our second quarter, fiscal 2011 results, and to a lesser extent, the tax benefits associated with the U.S. research and development credit during fiscal 2011. The credit expired on December 31, 2011.
Our effective tax rate increased by approximately thirteen percentage points for the six months ended June 1, 2012 as compared to the six months ended June 3, 2011. The increase was primarily related to the factors noted in the preceding paragraph, as well as tax benefits recognized as a result of the completion of certain income tax examinations and one-time tax costs associated with licensing acquired company assets to Adobe's trading companies.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at June 1, 2012 was $157.2 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 1, 2012 were recognized in the future, $145.5 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $11.7 million federal benefit related to deducting certain payments on future state tax returns.
As of June 1, 2012, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $12.0 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	June 1, 2012	December 2, 2011
Cash and cash equivalents	$951.2	$989.5
Short-term investments	$2,046.9	$1,922.2
Working capital	$2,525.2	$2,520.7
Stockholders’ equity	$6,099.6	$5,783.1
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 1, 2012	June 3, 2011
Net cash provided by operating activities	$762.6	$721.4
Net cash used for investing activities	(586.0)	(197.6)
Net cash used for financing activities	(217.3)	(452.4)
Effect of foreign currency exchange rates on cash and cash equivalents	2.4	6.2
Net (decrease) increase in cash and cash equivalents	$(38.3)	$77.6

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of product revenue. Other sources of cash are proceeds from the exercise of employee options and participation in the employee stock purchase plan (“ESPP”). Other uses of cash include our stock repurchase program, which is described below, and business acquisitions.
Cash Flows from Operating Activities
Net cash provided by operating activities of $762.6 million for the six months ended June 1, 2012 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue. Trade receivables declined primarily from an increase in revenue linearity and improved collections in our Digital Marketing portfolio offset in part by higher revenue levels due to the CS6 product release which occurred late in the second quarter of fiscal 2012. The increase in deferred revenue is primarily due to billing of annual PostScript royalties during the second quarter of fiscal 2012 combined with an increase in support and upgrade plan activity associated with our Digital Media offerings during the first six months of the fiscal year.
The primary working capital uses of cash were decreases in accrued restructuring, accrued expenses and trade payables coupled with increases in prepaid expenses and other assets. Decreases in accrued restructuring primarily related to payments and adjustments for employee terminations and facility exit costs associated with the Fiscal 2011 Restructuring Plan which were paid and adjusted in the first and second quarters of fiscal 2012. Accrued expenses decreased primarily due to payment of fiscal 2011 bonuses, commissions and other incentive plans during the first six months of fiscal 2012. Trade payables decreased primarily due to lower expense levels as compared to the fourth quarter of fiscal 2011. Prepaid expenses and other assets increased primarily due to additions to prepaid payroll expenses and software license renewals.
Cash Flows from Investing Activities
Net cash used for investing activities of $586.0 million for the six months ended June 1, 2012 was primarily due to our acquisition of Efficient Frontier in the first quarter of fiscal 2012. Other uses of cash during the six months ended June 1, 2012 represented purchases of short-term investments and property and equipment, offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $217.3 million for the six months ended June 1, 2012 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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
As of June 1, 2012, we have accrued total restructuring charges of approximately $30.4 million of which approximately $7.7 million relates to ongoing termination benefits and contract terminations and are expected to be paid through the remainder of fiscal 2012. The remaining accrual of $22.7 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 70% will be paid through 2015.
During the six months ended June 1, 2012, we made payments related to the above restructuring plans totaling approximately $51.1 million which principally consisted of approximately $45.2 million in payments related to termination benefits.
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

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and the available balance under our credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
As of June 1, 2012, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. As of June 1, 2012, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing. In connection with entering into the Credit Agreement, we have terminated and paid off all obligations under our previous credit agreement dated as of February 16, 2007.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 79% of our consolidated invested balances during the second quarter of fiscal 2012. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
During the six months ended June 1, 2012 and June 3, 2011, we entered into structured stock repurchase agreements with a large financial institutions, whereupon we provided them with prepayments of $305.0 million and $545.0 million, respectively. With these structured stock repurchase agreements entered into during the six months ended June 1, 2012, we have exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010.
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
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 1, 2012, we repurchased approximately 7.1 million shares at an average price of $32.38 through structured repurchase agreements entered into during the six months ended June 1, 2012. During the six months ended June 3, 2011, we repurchased approximately 16.3 million shares at an average price of $33.53 through structured repurchase agreements entered into during the three months ended June 3, 2011.
In April 2012, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program. As of June 1, 2012 we have not entered into any stock repurchase agreements under the new authority.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended June 1, 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011. Our principal commitments as of June 1, 2012 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the six months ended June 1, 2012. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At June 1, 2012, our maximum commitment for interest payments under the Notes was $400.5 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of June 1, 2012, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 1, 2012, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 1, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 1, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the market for mobile, tablet and other IP-connected devices ("non-PC devices"), and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenue, earnings or stock price and could harm our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies and the support of certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.
We offer our PC application-based products primarily on Windows and Macintosh platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms, our business could be harmed. To the extent new releases of operating systems, including for non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” in Item 1 of our Annual Report on Form 10-K for fiscal 2011.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, such as the Creative Cloud, we are entering markets that are not yet fully mature. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including cloud-based computing and non-PC device markets. These new offerings and markets require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing and non-PC device markets, and greater sales, consulting and marketing resources. In the non-PC device markets, our intent is to partner with device makers, chipset and OS vendors, manufacturers and telecommunications carriers to embed our technology on their platforms. If we are unable to successfully enter into strategic alliances with device makers, manufacturers or telecommunication carriers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
To accelerate the growth of our business, we launched our subscription-based Creative Cloud offering in May 2012. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model alters the way we price and deliver our products. These changes reflect a partial shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. As our customers’ purchases trend away from perpetual licenses toward subscriptions, we will experience a deferral of revenues and cash received from customers. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind expectations;

•	although we continue to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in maintaining our target pricing and new seat adoption;

•	our revenues might decline over the short or long term as a result of this strategy;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
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
As a result, a portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our results of operations might not reflect such downturns until future periods. A subscription model could also make it difficult for us to rapidly increase our revenues from subscription- or SaaS-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
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
The SaaS business model we utilize in our Digital Marketing business unit typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length, our Creative Cloud subscription agreements are generally month to month or one year in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
We have in the past and may in the future acquire additional companies, products or technologies. Recently, we acquired Omniture in October 2009, Day Software in October 2010 and Efficient Frontier in January 2012, as well as other smaller business and asset acquisitions. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

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
Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as part of our enforcement of our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.
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
Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers’ data. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.
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
Some of our lines of business and services, including our online store at adobe.com, the Creative Cloud, our hosted Digital Media offerings and the Digital Marketing business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 12% of our net revenue for the second quarter of fiscal 2012. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2012, no single agreement with this distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model and practices or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
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
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, employee data privacy, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
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
In addition, approximately 47% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regards to our key employees could adversely affect our long-term strategic planning and execution.

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
Our cash equivalent and short-term investment portfolio as of June 1, 2012 consisted of corporate bonds and commercial paper, money market mutual funds and repurchase agreements, time deposits, municipal securities, foreign government securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 1, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 1, 2012. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority (1)				$251,809
March 3—March 30, 2012
Shares repurchased	801	$33.47	801	$(26,809)
March 31—April 27, 2012
Shares repurchased	2,233	$33.59	2,233	$(75,000)
April 28—June 1, 2012
Shares repurchased	2,265	$32.61	2,265	$(73,873)	(2)
Additional repurchase authority granted (3)				$2,000,000
Total	5,299		5,299	$2,076,127
_________________________________________

(1)
In June 2010, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. As of June 1, 2012, we have exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010.

(2)
In January and March of 2012, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments of $80.0 million and $225.0 million, respectively. As of June 1, 2012, $76.1 million in prepayments remained under this agreement.

(3)
In April 2012, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program. As of June 1, 2012, we have not entered into any stock repurchase agreements under the new authority.

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

Date: June 27, 2012

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Adobe Connect
Captivate
Creative Cloud
Creative Suite
EchoSign
Lightroom
LiveCycle
Omniture
Photoshop
PostScript

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/13/12	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/26/12	10.14

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/11	10.2

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.34	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.35	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.36	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.37	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.38	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.39	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.40	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.41	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.42	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.43	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.44	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.45	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.46	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.47	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.48	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.50	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.51	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.52	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.53	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.54	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.55	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.56	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	10-K	1/26/12	10.61

10.57	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.58	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.59	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.60	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.61	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-K	1/26/12	10.66

10.62	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.63	Demdex, Inc. 2008 Stock Plan*	S-8	1/27/11	99.1

10.64	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.65	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.66	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.67	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.68	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.69	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.70	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.71	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.72	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.73	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change in Control*	8-K	12/15/11	10.2

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.74	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.75	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.76	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.77	Form of Efficient Frontier, Inc. Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.43 through 10.55 are to filings made by Omniture, Inc.

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