Form 10-Q
period 2012-08-31
ADOBE SYSTEMS INC
filed 2012-09-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 21, 2012 was 495,054,621.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 31, 2012	December 2, 2011
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,162,380	$989,500
Short-term investments	2,084,983	1,922,192
Trade receivables, net of allowances for doubtful accounts of $14,516 and $15,080, respectively	566,671	634,373
Deferred income taxes	57,024	91,963
Prepaid expenses and other current assets	139,115	133,423
Total current assets	4,010,173	3,771,451
Property and equipment, net	619,392	527,828
Goodwill	4,126,548	3,849,217
Purchased and other intangibles, net	576,948	545,526
Investment in lease receivable	207,239	207,239
Other assets	89,713	89,922
Total assets	$9,630,013	$8,991,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$58,446	$86,660
Accrued expenses	547,812	554,941
Capital lease obligations	11,093	9,212
Accrued restructuring	14,803	80,930
Income taxes payable	31,910	42,634
Deferred revenue	505,646	476,402
Total current liabilities	1,169,710	1,250,779
Long-term liabilities:
Debt and capital lease obligations	1,499,881	1,505,096
Deferred revenue	54,687	55,303
Accrued restructuring	12,706	7,449
Income taxes payable	151,946	156,958
Deferred income taxes	253,626	181,602
Other liabilities	48,764	50,883
Total liabilities	3,191,320	3,208,070
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 494,732 and 491,540 shares outstanding, respectively	61	61
Additional paid-in-capital	2,961,799	2,753,896
Retained earnings	6,815,375	6,528,735
Accumulated other comprehensive income	22,511	29,950
Treasury stock, at cost (106,102 and 109,294 shares, respectively), net of reissuances	(3,361,053)	(3,529,529)
Total stockholders’ equity	6,438,693	5,783,113
Total liabilities and stockholders’ equity	$9,630,013	$8,991,183
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2012	September 2, 2011	August 31, 2012	September 2, 2011
Revenue:
Products	$810,457	$811,920	$2,490,000	$2,484,588
Subscription	172,920	114,555	478,669	330,197
Services and support	97,203	86,737	281,580	249,312
Total revenue	1,080,580	1,013,212	3,250,249	3,064,097
Cost of revenue:
Products	27,234	26,209	92,976	91,592
Subscription	56,191	47,492	159,794	142,699
Services and support	36,196	30,953	106,034	87,203
Total cost of revenue	119,621	104,654	358,804	321,494
Gross profit	960,959	908,558	2,891,445	2,742,603
Operating expenses:
Research and development	189,145	181,039	547,776	542,650
Sales and marketing	368,556	340,724	1,113,978	1,017,492
General and administrative	110,249	98,493	323,533	295,019
Restructuring charges	2,374	3,816	(2,642)	3,271
Amortization of purchased intangibles	12,331	10,376	36,374	31,003
Total operating expenses	682,655	634,448	2,019,019	1,889,435
Operating income	278,304	274,110	872,426	853,168
Non-operating income (expense):
Interest and other income (expense), net	1,217	33	(2,696)	(1,623)
Interest expense	(17,253)	(16,431)	(50,720)	(50,178)
Investment gains (losses), net	944	(993)	9,153	683
Total non-operating income (expense), net	(15,092)	(17,391)	(44,263)	(51,118)
Income before income taxes	263,212	256,719	828,163	802,050
Provision for income taxes	61,855	61,618	217,721	142,922
Net income	$201,357	$195,101	$610,442	$659,128
Basic net income per share	$0.41	$0.39	$1.23	$1.32
Shares used to compute basic net income per share	494,051	494,537	494,672	499,451
Diluted net income per share	$0.40	$0.39	$1.22	$1.30
Shares used to compute diluted net income per share	499,757	498,741	502,167	506,334

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2012	September 2, 2011
Cash flows from operating activities:
Net income	$610,442	$659,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	221,145	196,915
Stock-based compensation	222,649	210,969
Deferred income taxes	82,213	50,716
Unrealized (gains) losses on investments	(8,254)	1,462
Other non-cash items	(22,984)	17,109
Excess tax benefits from stock-based compensation	(6,526)	(9,096)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	95,735	(8,322)
Prepaid expenses and other current assets	(17,630)	(4,100)
Trade payables	(54,187)	12,347
Accrued expenses	(51,460)	(119,185)
Accrued restructuring	(60,000)	(1,859)
Income taxes payable	(13,330)	(13,233)
Deferred revenue	28,108	53,710
Net cash provided by operating activities	1,025,921	1,046,561
Cash flows from investing activities:
Purchases of short-term investments	(1,347,568)	(1,620,985)
Maturities of short-term investments	376,025	345,701
Proceeds from sales of short-term investments	795,072	1,029,581
Acquisitions, net of cash acquired	(353,195)	(107,121)
Purchases of property and equipment	(189,287)	(135,397)
Purchases of long-term investments and other assets	(15,051)	(13,914)
Proceeds from sale of long-term investments	28,817	4,413
Net cash used for investing activities	(705,187)	(497,722)
Cash flows from financing activities:
Purchases of treasury stock	(305,000)	(695,015)
Proceeds from issuance of treasury stock	150,185	143,563
Excess tax benefits from stock-based compensation	6,526	9,096
Repayment of debt and capital lease obligations	(6,870)	(7,803)
Proceeds from debt and capital lease obligations	3,152	—
Debt issuance costs	(2,297)	—
Net cash used for financing activities	(154,304)	(550,159)
Effect of foreign currency exchange rates on cash and cash equivalents	6,450	20,641
Net increase in cash and cash equivalents	172,880	19,321
Cash and cash equivalents at beginning of period	989,500	749,891
Cash and cash equivalents at end of period	$1,162,380	$769,212
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$163,722	$97,255
Cash paid for interest	$65,778	$63,588
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$4,265	$—

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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the nine months ended August 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance, or potential significance, to us.
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
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. During the nine months ended August 31, 2012, we made adjustments to the preliminary purchase price allocation. The total adjusted preliminary purchase price for Efficient Frontier was approximately $374.7 million of which approximately $289.6 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $37.6 million to net liabilities assumed. The impact of this acquisition was not material to our condensed consolidated financial statements.
During fiscal 2011, we completed six business combinations with aggregate purchase prices totaling approximately $281.0 million of which approximately $213.3 million was allocated to goodwill, $87.5 million to identifiable intangible assets and $19.8 million to net liabilities assumed. We also completed two asset acquisitions with aggregate purchase prices totaling $47.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the acquisition dates, however the impact of these acquisitions were not material to our condensed consolidated financial statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of August 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$273,293	$—	$—	$273,293
Cash equivalents:
Corporate bonds and commercial paper	5,749	—	—	5,749
Money market mutual funds and repurchase agreements	827,921	—	—	827,921
Time deposits	55,417	—	—	55,417
Total cash equivalents	889,087	—	—	889,087
Total cash and cash equivalents	1,162,380	—	—	1,162,380
Short-term fixed income securities:
Corporate bonds and commercial paper	1,069,107	11,920	(123)	1,080,904
Foreign government securities	8,063	48	—	8,111
Municipal securities	148,984	136	(8)	149,112
U.S. agency securities	494,630	2,585	(26)	497,189
U.S. Treasury securities	348,467	966	(15)	349,418
Subtotal	2,069,251	15,655	(172)	2,084,734
Marketable equity securities	249	—	—	249
Total short-term investments	2,069,500	15,655	(172)	2,084,983
Total cash, cash equivalents and short-term investments	$3,231,880	$15,655	$(172)	$3,247,363

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 31, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$64,634	$(70)	$408,178	$(4,438)
Municipal securities	23,273	(8)	17,125	(3)
U.S. Treasury and agency securities	55,658	(41)	133,857	(121)
Total	$143,565	$(119)	$559,160	$(4,562)

There were 49 securities and 213 securities that were in an unrealized loss position for less than twelve months at August 31, 2012 and at December 2, 2011, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of August 31, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$15,189	$(53)	$22,918	$(232)
Municipal securities	—	—	2,668	(1)
Total	$15,189	$(53)	$25,586	$(233)
There were 6 securities and 13 securities that were in an unrealized loss position for more than twelve months at August 31, 2012 and at December 2, 2011, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$869,849	$871,889
Due between one and two years	422,844	427,220
Due between two and three years	566,140	571,649
Due after three years	210,418	213,976
Total	$2,069,251	$2,084,734
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended August 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 31, 2012.
The fair value of our financial assets and liabilities at August 31, 2012 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$5,749	$—	$5,749	$—
Money market mutual funds and repurchase agreements	827,921	827,921	—	—
Time deposits	55,417	55,417	—	—
Short-term investments:
Corporate bonds and commercial paper	1,080,904	—	1,080,904	—
Foreign government securities	8,111	—	8,111	—
Marketable equity securities	249	249	—	—
Municipal securities	149,112	—	149,112	—
U.S. agency securities	497,189	—	497,189	—
U.S. Treasury securities	349,418	—	349,418	—
Prepaid expenses and other current assets:
Foreign currency derivatives	22,455	—	22,455	—
Other assets:
Deferred compensation plan assets	14,218	403	13,815	—
Total assets	$3,010,743	$883,990	$2,126,753	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,958	$—	$1,958	$—
Total liabilities	$1,958	$—	$1,958	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended August 31, 2012, we determined there were no material other-than-temporary impairments on our cost method investments.
As of August 31, 2012, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of August 31, 2012, based on Level 2 quoted prices in inactive markets. See Note 13 for further details regarding our debt.
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
We also hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Condensed Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.
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
The aggregate fair value of derivative instruments in net asset positions as of August 31, 2012 and December 2, 2011 was $22.5 million and $25.4 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $2.0 million and $3.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of August 31, 2012 and December 2, 2011 were as follows (in thousands):

	2012		2011
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$11,604	$—	$19,296	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	10,851	1,958	6,066	3,881
Total derivatives	$22,455	$1,958	$25,362	$3,881
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and nine months ended August 31, 2012 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(2,621)	$—	$20,151	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$7,692	$—	$28,701	$—
Net gain (loss) recognized in income(3)	$(6,392)	$—	$(21,350)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(3,693)	$—	$12,880

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
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 31, 2012 and December 2, 2011 was $4.127 billion and $3.849 billion, respectively. The increase was primarily due to our acquisition of Efficient Frontier and foreign currency translation adjustments. During the second quarter of fiscal 2012, we completed our annual goodwill impairment test associated with our three reporting units - Digital Media, Digital Marketing and Print and Publishing - and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of August 31, 2012 and December 2, 2011 were as follows (in thousands):

	2012			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$365,125	$(142,399)	$222,726	$314,057	$(91,363)	$222,694
Customer contracts and relationships	$318,638	$(67,160)	$251,478	$433,534	$(229,364)	$204,170
Trademarks	53,356	(17,186)	36,170	52,734	(11,217)	41,517
Acquired rights to use technology	104,603	(53,987)	50,616	106,865	(48,137)	58,728
Localization	8,975	(5,489)	3,486	9,762	(6,591)	3,171
Other intangibles	22,475	(10,003)	12,472	63,906	(48,660)	15,246
Total other intangible assets	$508,047	$(153,825)	$354,222	$666,801	$(343,969)	$322,832
Purchased and other intangible assets, net	$873,172	$(296,224)	$576,948	$980,858	$(435,332)	$545,526

Amortization expense related to purchased and other intangible assets was $36.1 million and $108.7 million for the three and nine months ended August 31, 2012, respectively. Comparatively, amortization expense was $30.2 million and $97.0 million for the three and nine months ended September 2, 2011, respectively. Of these amounts, $24.0 million and $72.6 million were included in cost of sales for the three and nine months ended August 31, 2012, respectively, and $19.7 million and $65.9 million were included in cost of sales for the three and nine months ended September 2, 2011, respectively.
As of August 31, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2012	$18,782	$18,063
2013	70,209	61,286
2014	64,134	56,833
2015	49,496	50,819
2016	11,509	45,189
Thereafter	8,596	122,032
Total expected amortization expense	$222,726	$354,222

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of August 31, 2012 and December 2, 2011 consisted of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$203,747	$235,500
Sales and marketing allowances	81,774	58,156
Accrued corporate marketing	43,506	37,757
Taxes payable	30,117	26,732
Royalties payable	11,864	18,778
Accrued interest expense	5,406	21,010
Other	171,398	157,008
Accrued expenses	$547,812	$554,941

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
There were no option grants during the three months ended August 31, 2012. The assumptions used to value option grants during the three months ended September 31, 2011 and the nine months ended August 31, 2012 and September 2, 2011 were as follows:

	Three Months	Nine Months
	2011	2012	2011
Expected life (in years)	3.9	3.9 - 4.2	3.8 - 4.2
Volatility	33%	31 - 34%	30 - 35%
Risk free interest rate	1.08%	0.54 - 0.71%	1.08 - 1.92%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 31, 2012 and September 2, 2011 were as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30 - 31%	30 - 31%	30 - 36%	30 - 34%
Risk free interest rate	0.15 - 0.30%	0.10 - 0.50%	0.06 - 0.30%	0.10 - 0.61%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Stock Options
Option activity for the nine months ended August 31, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	34,802	37,075
Granted	57	4,507
Exercised	(5,629)	(4,987)
Cancelled	(4,124)	(2,268)
Increase due to acquisition	1,104	475
Ending outstanding balance	26,210	34,802

Information regarding stock options outstanding at August 31, 2012 and September 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Options outstanding	26,210	$31.67	3.01	$85.8
Options vested and expected to vest	25,724	$31.75	2.95	$83.1
Options exercisable	21,312	$32.91	2.46	$52.7
2011
Options outstanding	35,692	$31.61	3.44	$46.0
Options vested and expected to vest	34,565	$31.65	3.36	$44.3
Options exercisable	26,536	$32.42	2.73	$27.9
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 31, 2012 and September 2, 2011 were $31.27 and $24.15, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 3.2 million shares at an average price of $23.81 and 3.7 million shares at an average price of $23.48 for the nine months ended August 31, 2012 and September 2, 2011, respectively. The intrinsic value of shares purchased during the nine months ended August 31, 2012 and September 2, 2011 was $22.8 million and $28.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended August 31, 2012 and the fiscal year ended December 2, 2011 was as follows (in thousands):

	2012	2011
Beginning outstanding balance	16,871	13,890
Awarded	9,045	8,180
Released	(5,395)	(3,819)
Forfeited	(1,758)	(1,587)
Increase due to acquisition	114	207
Ending outstanding balance	18,877	16,871

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

 Information regarding restricted stock units outstanding at August 31, 2012 and September 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Restricted stock units outstanding	18,877	1.55	$590.3
Restricted stock units vested and expected to vest	16,403	1.45	$512.1
2011
Restricted stock units outstanding	17,353	1.53	$419.1
Restricted stock units vested and expected to vest	15,107	1.42	$364.4
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 31, 2012 and September 2, 2011 were $31.27 and $24.15, respectively.

Summary of Performance Shares
Effective January 24, 2012, the Executive Compensation Committee adopted the 2012 Performance Share Program (the “2012 Program”). The purpose of the 2012 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2012 Program is our fiscal 2012 year. Members of our executive management and other key senior management are participating in the 2012 Program. Awards granted under the 2012 Program are granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined Adobe specific and/or market-based performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two anniversaries of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2012 Program generally have the ability to receive up to 150% of the target number of shares originally granted.
The following table sets forth the summary of performance share activity under our 2012 Program for the nine months ended August 31, 2012 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	1,125	1,652
Forfeited	(17)	(26)
Ending outstanding balance	1,108	1,626

In the first quarter of fiscal 2012, the Executive Compensation Committee certified the actual performance achievement of participants in the 2011 Performance Share Program (the “2011 Program”). Based upon the achievement of goals outlined in the 2011 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 130% of target or approximately 0.5 million shares for the 2011 Program. One third of the shares under the 2011 Program vested in the first quarter of fiscal 2012 and the remaining two thirds vest evenly on the following two anniversaries of the grant, contingent upon the recipient's continued service to Adobe.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007, 2008, 2010 and 2011 programs, based upon share awards actually achieved, for the nine months ended August 31, 2012 and the fiscal year ended December 2, 2011 (in thousands):

	2012	2011
Beginning outstanding balance	405	557
Achieved	492	337
Released	(464)	(436)
Forfeited	(2)	(53)
Ending outstanding balance	431	405

The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded.
Information regarding performance shares outstanding at August 31, 2012 and September 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Performance shares outstanding	431	0.79	$13.5
Performance shares vested and expected to vest	401	0.76	$12.5
2011
Performance shares outstanding	427	0.66	$10.3
Performance shares vested and expected to vest	402	0.64	$9.5
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 31, 2012 and September 2, 2011 were $31.27 and $24.15, respectively.

Compensation Costs
As of August 31, 2012, there was $511.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended August 31, 2012 and September 2, 2011 were as follows (in thousands):

	2012		2011
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$769	$837	$235	$355
Cost of revenue—services and support	1,147	2,167	1,215	2,115
Research and development	7,340	22,536	7,143	16,732
Sales and marketing	8,639	20,194	7,916	16,628
General and administrative	4,001	12,039	4,376	8,403
Total	$21,896	$57,773	$20,885	$44,233

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended August 31, 2012 and September 2, 2011 were as follows (in thousands):

	2012		2011
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$2,212	$2,154	$659	$1,043
Cost of revenue—services and support	2,965	6,610	3,574	6,489
Research and development	18,756	60,905	20,921	56,754
Sales and marketing	23,806	56,483	23,800	53,660
General and administrative	12,491	36,267	15,581	28,488
Total	$60,230	$162,419	$64,535	$146,434
NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During the nine months ended August 31, 2012, we continued to implement restructuring activities under this plan. We vacated approximately 64,000 square feet of sales and/or research and development facilities in Canada, the Czech Republic, Germany, Ireland, Israel and the United Kingdom. We accrued $11.1 million for the fair value of our future contractual obligations under those operating leases as of the dates we ceased to use the leased properties using our estimated credit-adjusted risk-free interest rates ranging from approximately 1% to 4%. This amount is net of the fair value of future estimated sublease income of approximately $3.4 million. Total costs incurred for termination benefits through the third quarter of fiscal 2012 was $56.7 million which includes favorable adjustments of $21.9 million arising from revisions to severance cost estimates that were made in connection with the fourth quarter fiscal 2011 restructuring plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $14.9 million as all facilities under this plan have been exited as of August 31, 2012.
Other Restructuring Plans
Other restructuring plans include other Adobe plans and other plans associated with certain of our acquisitions that are substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our condensed consolidated financial statements is not significant. As of August 31, 2012, the total remaining balance under our other restructuring plans was $1.7 million for termination benefits and $11.5 million for closing redundant facilities, of which approximately $8.4 million relates to our Fiscal 2009 Restructuring Plan. Our other restructuring plans primarily consist of the following:

•
Fiscal 2009 Restructuring Plan—In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affected only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture, Inc. (“Omniture”) on October 23, 2009.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the nine months ended August 31, 2012 (in thousands):

	December 2, 2011	Costs Incurred	Cash Payments	Other Adjustments*	August 31, 2012
Fiscal 2011 Restructuring Plan:
Termination benefits	$72,817	$—	$(47,273)	$(22,180)	$3,364
Cost of closing redundant facilities	2,995	11,097	(3,723)	551	10,920
Other Restructuring Plans:
Termination benefits	1,548	810	(529)	(143)	1,686
Cost of closing redundant facilities	11,019	4,475	(5,833)	1,878	11,539
Total restructuring plans	$88,379	$16,382	$(57,358)	$(19,894)	$27,509
_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments and Goodwill adjustments of $0.5 million and $0.4 million, respectively.
Accrued restructuring charges of approximately $27.5 million as of August 31, 2012 includes $14.8 million recorded in accrued restructuring, current and $12.7 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2013 and facilities-related liabilities under contract through fiscal 2021.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended August 31, 2012 were as follows (in thousands):

Balance as of December 2, 2011	$6,528,735
Net income	610,442
Re-issuance of treasury stock	(323,802)
Balance as of June 1, 2012	$6,815,375
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and nine months ended August 31, 2012 and September 2, 2011 (in thousands):

	Three Months		Nine Months
	2012	2011	2012	2011
	Increase/(Decrease)		Increase/(Decrease)
Net income	$201,357	$195,101	$610,442	$659,128
Other comprehensive income:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	5,688	(3,256)	11,255	2,589
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(897)	(428)	(1,807)	(1,602)
Subtotal available-for-sale securities	4,791	(3,684)	9,448	987
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	(2,621)	1,624	20,151	1,657
Reclassification adjustment for gains on derivative instruments recognized during the period	(7,692)	—	(28,701)	(184)
Subtotal derivatives designated as hedging instruments	(10,313)	1,624	(8,550)	1,473
Foreign currency translation adjustments	7,417	6,912	(8,337)	39,306
Other comprehensive income	1,895	4,852	(7,439)	41,766
Total comprehensive income, net of taxes	$203,252	$199,953	$603,003	$700,894
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of August 31, 2012 and December 2, 2011 (in thousands):

	2012	2011
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$15,635	$10,810
Unrealized losses on available-for-sale securities	(171)	(4,794)
Total net unrealized gains on available-for-sale securities	15,464	6,016
Net unrealized gains on derivative instruments designated as hedging instruments	4,804	13,354
Cumulative foreign currency translation adjustments	2,243	10,580
Total accumulated other comprehensive income, net of taxes	$22,511	$29,950
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third parties.
During the nine months ended August 31, 2012 and September 2, 2011, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $305.0 million and $695.0 million, respectively. With these structured stock repurchase agreements entered into during the nine months ended August 31, 2012, we have exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 31, 2012, we repurchased approximately 9.5 million shares at an average price of $32.17 through structured repurchase agreements entered into during the nine months ended August 31, 2012. During the nine months ended September 2, 2011, we repurchased approximately 19.8 million shares at an average price of $32.48 through structured repurchase agreements entered into during the nine months ended September 2, 2011.
As of August 31, 2012 and December 2, 2011, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of August 31, 2012 and December 2, 2011, no prepayments remained under these agreements.
In April 2012, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program. As of August 31, 2012, we had not entered into any stock repurchase agreements under the new authority.
Subsequent to August 31, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.9 billion remains under our current authority. See Note 16 for further discussion of our stock repurchase program.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 31, 2012 and September 2, 2011 (in thousands, except per share data):

	Three Months		Nine Months
	2012	2011	2012	2011
Net income	$201,357	$195,101	$610,442	$659,128
Shares used to compute basic net income per share	494,051	494,537	494,672	499,451
Dilutive potential common shares:
Unvested restricted stock and performance share awards	3,464	2,576	5,005	4,032
Stock options	2,242	1,628	2,490	2,851
Shares used to compute diluted net income per share	499,757	498,741	502,167	506,334
Basic net income per share	$0.41	$0.39	$1.23	$1.32
Diluted net income per share	$0.40	$0.39	$1.22	$1.30
For the three and nine months ended August 31, 2012, options to purchase approximately 17.9 million and 20.2 million shares of common stock with exercise prices greater than the average fair market value of our stock of $31.72 and $31.65, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended September 2, 2011, options to purchase approximately 28.8 million and 23.4 million shares of common stock with exercise prices greater than the average fair market value of our stock of $28.31 and $31.49, respectively, were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of August 31, 2012, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for approximately $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of August 31, 2012, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. In July 2012, we entered into an additional sale-leaseback agreement to sell equipment totaling $3.1 million and leaseback the same equipment over a period of 24 months. These transactions were classified as capital lease obligations and recorded at fair value. See Note 13 for further discussion of our capital lease obligations.
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
To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
In January 2010, Tarkus Imaging, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. Also named in the lawsuit were Canon U.S.A., Inc.; Nikon Americas, Inc.; and Nikon, Inc. The plaintiff alleged, among other things, that certain functionality of the Adobe Camera Raw module infringed a patent owned by plaintiff. We disputed the plaintiff's claims and the case was tried in June 2012. On June 29, 2012 a jury found that Adobe did not infringe the asserted patent.
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
NOTE 13.  DEBT
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During the nine months ended August 31, 2012, we made both semi-annual interest payments on our Notes totaling $62.2 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted prices in inactive markets, the fair value of the Notes was approximately $1.6 billion as of August 31, 2012.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 31, 2012, we were in compliance with all of the covenants.
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
As of August 31, 2012, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants. In connection with entering into the Credit Agreement as described above, we have terminated and paid off all obligations under our previous credit agreement, dated as of February 16, 2007.
Capital Lease Obligations
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. In July 2012, we entered into an additional sale-leaseback agreement to sell equipment totaling $3.1 million and leaseback the same equipment over a period of 24 months. As of August 31, 2012, our capital lease obligations of $15.8 million includes $11.1 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense), net for the three and nine months ended August 31, 2012 and September 2, 2011 included the following (in thousands):

	Three Months		Nine Months
	2012	2011	2012	2011
Interest and other income (expense), net:
Interest income	$6,575	$6,102	$18,696	$18,066
Foreign exchange gains (losses)	(6,458)	(6,637)	(23,918)	(22,039)
Realized gains on fixed income investment	909	516	2,085	1,755
Realized losses on fixed income investment	(12)	(88)	(278)	(153)
Other	203	140	719	748
Interest and other income (expense), net	$1,217	$33	$(2,696)	$(1,623)
Interest expense	$(17,253)	$(16,431)	$(50,720)	$(50,178)
Investment gains (losses), net:
Realized investment gains	$78	$77	$8,865	$2,075
Unrealized investment gains	936	—	642	—
Realized investment losses	(70)	(5)	(104)	(656)
Unrealized investment losses	—	(1,065)	(250)	(736)
Investment gains (losses), net	$944	$(993)	$9,153	$683
Non-operating income (expense), net	$(15,092)	$(17,391)	$(44,263)	$(51,118)
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

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended August 31, 2012
Revenue	$769,067	$257,085	$54,428	$1,080,580
Cost of revenue	30,656	85,611	3,354	119,621
Gross profit	$738,411	$171,474	$51,074	$960,959
Gross profit as a percentage of revenue	96%	67%	94%	89%
Three months ended September 2, 2011
Revenue	$745,939	$211,662	$55,611	$1,013,212
Cost of revenue	26,470	75,953	2,231	104,654
Gross profit	$719,469	$135,709	$53,380	$908,558
Gross profit as a percentage of revenue	96%	64%	96%	90%

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended August 31, 2012
Revenue	$2,317,829	$767,904	$164,516	$3,250,249
Cost of revenue	100,683	249,804	8,317	358,804
Gross profit	$2,217,146	$518,100	$156,199	$2,891,445
Gross profit as a percentage of revenue	96%	67%	95%	89%
Nine months ended September 2, 2011
Revenue	$2,261,159	$639,654	$163,284	$3,064,097
Cost of revenue	93,377	222,995	5,122	321,494
Gross profit	$2,167,782	$416,659	$158,162	$2,742,603
Gross profit as a percentage of revenue	96%	65%	97%	90%
NOTE 16.  SUBSEQUENT EVENTS

Subsequent to August 31, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.9 billion remains under our current authority. See Note 10 for further discussion of our stock repurchase program.

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
For our third quarter and first nine months of fiscal 2012, we reported solid financial results and executed against our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
In May 2012, we launched Adobe Creative Suite 6 (“CS6”) which is at the center of Adobe Creative Cloud, our new subscription-based model for creating and publishing content and applications that was also released in May 2012. The launch of CS6 included major updates to all of our core Creative Suite (“CS”) point products as well as four suite versions. Over time, we expect Creative Cloud to transform our business model and drive higher revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry, as well as keeping existing customers current on our latest release. This model will drive our revenue to be more recurring and predictable since revenue is recognized ratably. We anticipate accelerated adoption of Creative Cloud, causing our traditional perpetual license revenue to decline. We will continue to offer the perpetual licensing model as we transition our customers to this new subscription-based model.

Our Digital Media segment revenue increased 3% year-over-year during both the three and nine months ended August 31, 2012. The increase was primarily due to the continued momentum of the CS6 launch in the second quarter of fiscal 2012 partially offset by better than expected growth associated with Creative Cloud.
Revenue in our Digital Marketing segment increased 21% and 20% year-over-year during the three and nine months ended August 31, 2012, respectively. Driving this success was continued growth of our Digital Marketing Suite, which increased 40% and 36% year-over-year during the three and nine months ended August 31, 2012, respectively, and includes our Adobe CQ Web Experience Management (“WEM”) offerings and revenue generated from products associated with our recent acquisition of Efficient Frontier. We anticipate continued growth in revenue associated with our Digital Marketing Suite. Increases in Digital Marketing Suite revenue were offset in part by a decrease in revenue associated with our Adobe LiveCycle product offerings.
Revenue from Print and Publishing remained relatively stable during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to decreases in legacy product revenue and increases in fees received for consulting services and royalties related to PostScript products.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 31, 2012, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2011.
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

RESULTS OF OPERATIONS
Revenue for the Three and Nine Months Ended August 31, 2012 and September 2, 2011 (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Product	$810.5	$811.9	*	$2,490.0	$2,484.6	*
Percentage of total revenue	75%	80%		77%	81%
Subscription	172.9	114.6	51%	478.7	330.2	45%
Percentage of total revenue	16%	11%		15%	11%
Services and support	97.2	86.7	12%	281.5	249.3	13%
Percentage of total revenue	9%	9%		8%	8%
Total revenue	$1,080.6	$1,013.2	7%	$3,250.2	$3,064.1	6%
_________________________________________

(*)	Percentage is less than 1%.

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including our digital marketing services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue.
Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products and the sale of our hosted digital marketing services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.
Segment Information (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Digital Media	$769.1	$745.9	3%	$2,317.8	$2,261.1	3%
Percentage of total revenue	71%	74%		71%	74%
Digital Marketing	257.1	211.7	21%	767.9	639.7	20%
Percentage of total revenue	24%	21%		24%	21%
Print and Publishing	54.4	55.6	(2)%	164.5	163.3	1%
Percentage of total revenue	5%	5%		5%	5%
Total revenue	$1,080.6	$1,013.2	7%	$3,250.2	$3,064.1	6%

Digital Media

Revenue from Digital Media increased $23.2 million and $56.7 million during the three and nine months ended August 31, 2012, respectively, as compared to the three and nine months ended September 2, 2011.

Revenue increases related to our CS point products during the three and nine months ended August 31, 2012 were driven by growth associated with the May 2012 release of new Photoshop point products for which the previous release occurred in fiscal 2010. Increased revenue associated with third-party toolbar distribution via Flash Player downloads as well as continued demand related to the May 2012 release of Adobe Lightroom 4 also contributed to the growth in revenue during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011. These increases were offset in part by decreases due to large pre-paid OEM transactions associated with certain desktop products occurring in fiscal 2011 that did not recur in the current fiscal year as the market demand for software delivery transitions from PCs to cloud-based services.

Suite revenue from our creative product offerings decreased slightly during the three and nine months ended August 31, 2012 as compared to the corresponding periods a year ago largely due to higher than expected customer adoption of Creative Cloud. We anticipate accelerated adoption of Creative Cloud, for which revenue is recognized over time, causing our traditional perpetual license revenue to decline. Subscription revenue associated with Creative Cloud contributed approximately $12.0 million since the launch in May 2012.

Within Digital Media, Document Services revenue, which includes our Acrobat product family, also increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to large enterprise transactions during the second quarter of fiscal 2012 and increased Document Exchange Services revenue including revenue generated from our EchoSign eSignatures service.

For our creative offerings, the total number of units licensed increased while unit average selling prices, excluding subscriptions, decreased during both the three and nine months ended August 31, 2012 as compared to the same periods in the prior year. Within Document Services, both the number of units licensed and the unit average selling prices for our Acrobat offerings, excluding large enterprise license agreement deals, have remained relatively stable for the three and nine months ended August 31, 2012, as compared to the three and nine months ended September 2, 2011.

Digital Marketing

Revenue from Digital Marketing increased $45.4 million and $128.2 million during the three and nine months ended August 31, 2012, respectively, as compared to the three and nine months ended September 2, 2011. The increase during the three and nine months ended August 31, 2012 was primarily due to continued adoption of our Digital Marketing Suite including revenue generated from products associated with our WEM solution as well as our recent acquisition of Efficient Frontier. Also contributing to the growth in revenue was our Adobe Connect hosted offering. As expected, increases were offset in part by a decrease in revenue associated with Adobe LiveCycle product offerings as we continue to shift our focus to our Digital Marketing Suite including our WEM solution.
Print and Publishing

Revenue from Print and Publishing remained relatively stable during the three and nine months ended August 31,2012 as compared to the three and nine months ended September 2, 2011 primarily due to decreases in legacy product revenue and increases in fees received for consulting services and royalties related to PostScript products.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Americas	$558.3	$507.6	10%	$1,612.7	$1,489.7	8%
Percentage of total revenue	52%	50%		50%	49%
EMEA	290.0	293.1	(1)%	945.6	936.6	1%
Percentage of total revenue	27%	29%		29%	31%
APAC	232.3	212.5	9%	691.9	637.8	8%
Percentage of total revenue	21%	21%		21%	20%
Total revenue	$1,080.6	$1,013.2	7%	$3,250.2	$3,064.1	6%

Overall revenue during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 increased in the Americas and APAC and remained relatively stable in EMEA. Revenue in the Americas increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to revenue increases in Digital Media and Digital Marketing, offset slightly by a decline in Print and Publishing revenue. Despite the launch of CS6 in May 2012, the current economic conditions in Europe and the weakening of the Euro and the British Pound against the U.S. Dollar caused revenue in EMEA to remain fairly stable during the three and nine months ended August 31, 2012 compared with the comparable periods a year ago. Revenue in APAC increased across all reportable segments during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall increase in revenue for the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(18.5)	$(34.7)
British Pound	(1.9)	(2.4)
Other currencies	(0.6)	(0.7)
Total EMEA	(21.0)	(37.8)
Japanese Yen	0.5	8.4
Other currencies	(1.3)	0.8
Total revenue impact	(21.8)	(28.6)
Hedging impact:
EMEA	6.0	21.6
Japanese Yen	1.7	7.1
Total hedging impact	7.7	28.7
Total impact	$(14.1)	$0.1
During the three and nine months ended August 31, 2012, the U.S. Dollar strengthened against the Euro and British Pound causing revenue in EMEA measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. During the three months ended August 31, 2012, revenue measured in the Japanese Yen was favorably impacted as the U.S. Dollar weakened against this currency. This increase was offset in part by the U.S. Dollar strengthening against other currencies. During the nine months ended August 31, 2012, revenue measured in both the Japanese Yen and other currencies were favorably impacted as the U.S. Dollar weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during the three and nine months ended August 31, 2012 as noted in the table above.
Cost of Revenue for the Three and Nine Months Ended August 31, 2012 and September 2, 2011 (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Product	$27.2	$26.2	4%	$93.0	$91.6	2%
Percentage of total revenue	3%	3%		3%	3%
Subscription	56.2	47.5	18%	159.8	142.7	12%
Percentage of total revenue	5%	5%		5%	5%
Services and support	36.2	31.0	17%	106.0	87.2	22%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$119.6	$104.7	14%	$358.8	$321.5	12%

 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Royalty cost	8%	3%
Cost of sales	(6)	(3)
Excess and obsolete inventory	3	3
Various individually insignificant items	(1)	(1)
Total change	4%	2%
Royalty costs increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 due to an increase in obligations to key vendors.
Cost of sales decreased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to a decrease in packaging costs associated with our CS6 products.
Excess and obsolete inventory increased during the three and the nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 due to increased reserve requirements for Adobe Creative Suite 5 and Adobe Creative Suite 5.5 products necessitated by the launch of CS6 in the second quarter of fiscal 2012.
 Subscription
Cost of subscription revenue consists of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.
Cost of subscription revenue increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Amortization of purchased intangibles	10%	6%
Hosted server costs	8%	6%
Total change	18%	12%
Amortization of purchase intangibles increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to increased amortization of intangible assets associated with our fiscal 2011 and 2012 acquisitions.
Hosted server costs increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to increases in compensation and related benefits driven by additional headcount from our acquisition of Efficient Frontier in the first quarter of fiscal 2012, higher data center costs associated with our fiscal 2011 and 2012 acquisitions and an increase in hosting expenses associated with the launch of our Creative Cloud services in the second quarter of fiscal 2012.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 primarily due to increases in compensation and related benefits and additional headcount.

Operating Expenses for the Three and Nine Months Ended August 31, 2012 and September 2, 2011 (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Research and development	$189.1	$181.0	4%	$547.8	$542.6	1%
Percentage of total revenue	18%	18%		17%	18%
Sales and marketing	368.6	340.7	8%	1,114.0	1,017.5	9%
Percentage of total revenue	34%	34%		34%	33%
General and administrative	110.2	98.5	12%	323.5	295.0	10%
Percentage of total revenue	10%	10%		10%	10%
Restructuring charges	2.4	3.8	**	(2.6)	3.3	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	12.3	10.4	18%	36.3	31.0	17%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$682.6	$634.4	8%	$2,019.0	$1,889.4	7%
 _________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. Research and development expenses increased during the three months ended August 31, 2012 as compared to the three months ended September 2, 2011 primarily due to incentive and stock-based compensation expense associated with the CS6 launch. Research and development expenses during the nine months ended August 31, 2012 remained relatively stable as compared to the nine months ended September 2, 2011.
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
Sales and marketing expenses increased due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Marketing spending related to product launches and overall marketing efforts	2%	3%
Compensation associated with incentive compensation and stock-based compensation	1	3
Compensation and related benefits associated with headcount growth	3	1
Various individually insignificant items	2	2
Total change	8%	9%

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
General and administrative expenses increased due to the following:

	% Change 2012-2011 QTD	% Change 2012-2011 YTD
Compensation and related benefits associated with headcount growth	5%	4%
Compensation associated with incentive compensation and stock-based compensation	4	2
Charitable contributions	5	2
Professional and consulting fees	(9)	(2)
Various individually insignificant items(*)	7	4
Total change	12%	10%
_________________________________________

(*)
Included in the increase for the three and nine months ended August 31, 2012 as compared to the three and nine months ended September 2, 2011 were increases in facilities and information services related expenses.

The increase in charitable contributions during the three and nine months ended August 31, 2012 reflects a change in the timing of contributions to the Adobe Foundation.
The decrease in professional and consulting fees during the three and nine months ended August 31, 2012 was due to decreased litigation expense.
 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $2.4 million and $16.4 million during the three and nine months ended August 31, 2012, respectively, associated with termination benefits and closing redundant facilities. We also recorded $19 million in net favorable employee termination and facility related adjustments for changes in previous estimates during the nine months ended August 31, 2012. During the three and nine months ended September 2, 2011 we recorded $3.1 million and $3.7 million, respectively for closing redundant facilities.
Amortization of Purchased Intangibles
Amortization expense increased 18% and 17% during the three and nine months ended August 31, 2012, respectively, as compared to the three and nine months ended September 2, 2011. The increase was primarily due to amortization expense associated with intangible assets purchased through our fiscal 2011 and 2012 acquisitions.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 31, 2012 and September 2, 2011 (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Interest and other income (expense), net	$1.2	$—	**	$(2.7)	$(1.6)	69%
Percentage of total revenue	*	*		*	*
Interest expense	(17.2)	(16.4)	5%	(50.7)	(50.2)	1%
Percentage of total revenue	(2)%	(2)%		(2)%	(2)%
Investment gains (losses), net	0.9	(1.0)	**	9.1	0.7	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(15.1)	$(17.4)	(13)%	$(44.3)	$(51.1)	(13)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

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
Interest and other income (expense), net for the three months ended August 31, 2012 as compared to the three months ended September 2, 2011 increased, in net income, primarily due to increased other income and realized gains on fixed income investments.
Interest and other income (expense), net for the nine months ended August 31, 2012 as compared to the nine months ended September 2, 2011 increased, in net expense, primarily due to increased foreign exchange losses partially offset by increased other income.
Interest Expense
Interest expense primarily consists of interest associated with our senior notes (the "Notes"). Interest expense during the three and nine months ended August 31, 2012 remained relatively stable as compared to the three and nine months ended September 2, 2011.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct investments in privately held companies. Our net investment gains for the three months ended August 31, 2012 were primarily due to unrealized gains on our deferred compensation plan assets. Our net investment gains for the nine months ended August 31, 2012 were primarily due to realized gains on the sale of equity investments and realized and unrealized gains on our deferred compensation plan assets offset in part by unrealized losses on our direct investments. Our net investment losses for the three months ended September 2, 2011 were due to unrealized losses on our deferred compensation plan assets. Our net investment gains for the nine months ended September 2, 2011 were due to gains from our direct and equity investments offset in part by net unrealized losses on our deferred compensation plan assets.
Provision for Income Taxes for the Three and Nine Months Ended August 31, 2012 and September 2, 2011 (dollars in millions)

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Provision	$61.9	$61.6	*	$217.7	$142.9	52%
Percentage of total revenue	6%	6%		7%	5%
Effective tax rate	23.5%	24.0%		26.3%	17.8%
_________________________________________

(*)	Percentage is less than 1%.
Our effective tax rate remained relatively stable for the three months ended August 31, 2012 as compared to the three months ended September 2, 2011 due to tax benefits recognized as a result of the completion of certain income tax examinations which were offset by the expiration of the U.S. research and development credit that was effective during fiscal 2011.
Our effective tax rate increased by approximately eight percentage points for the nine months ended August 31, 2012 as compared to the nine months ended September 2, 2011. The increase was primarily related to the expiration of the U.S. research and development credit that was effective during fiscal 2011, as well as one-time items in fiscal 2011, including tax benefits associated with a favorable state income tax ruling and tax costs associated with licensing acquired company assets to Adobe's trading companies.

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

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at August 31, 2012 was $157.9 million, exclusive of interest and penalties. If the total unrecognized tax benefits at August 31, 2012 were recognized in the future, $145.8 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $12.1 million federal benefit related to deducting certain payments on future state tax returns.
As of August 31, 2012, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $11.7 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	August 31, 2012	December 2, 2011
Cash and cash equivalents	$1,162.4	$989.5
Short-term investments	$2,085.0	$1,922.2
Working capital	$2,840.5	$2,520.7
Stockholders’ equity	$6,438.7	$5,783.1
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 31, 2012	September 2, 2011
Net cash provided by operating activities	$1,025.9	$1,046.6
Net cash used for investing activities	(705.2)	(497.7)
Net cash used for financing activities	(154.3)	(550.2)
Effect of foreign currency exchange rates on cash and cash equivalents	6.5	20.6
Net (decrease) increase in cash and cash equivalents	$172.9	$19.3

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of product revenue. Other sources of cash are proceeds from the exercise of employee options and participation in the employee stock purchase plan. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,025.9 million for the nine months ended August 31, 2012 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue. Trade receivables declined primarily from an increase in revenue linearity and improved collections in our Digital Marketing portfolio. The increase in deferred revenue is primarily due to a net increase in maintenance and support, upgrade plan and hosted services activity associated with our Digital Media offerings, coupled with billing of annual PostScript royalties in the second quarter of the fiscal year.

The primary working capital uses of cash were decreases in accrued restructuring, trade payables and accrued expenses. Decreases in accrued restructuring primarily related to payments and adjustments for employee terminations and facility exit costs associated with the Fiscal 2011 Restructuring Plan which were paid and adjusted during the first nine months of fiscal 2012. Accrued expenses decreased primarily due to payment of fiscal 2011 bonuses, commissions and other incentive plans occurring primarily in the first quarter of fiscal 2012. During the nine months ended August 31, 2012, we also made two semi-annual interest payments associated with our Notes totaling $62.2 million. The resulting reduction in accrued interest was partially offset by additional interest accruals made during the period.
Cash Flows from Investing Activities
Net cash used for investing activities of $705.2 million for the nine months ended August 31, 2012 was in part due to our acquisition of Efficient Frontier in the first quarter of fiscal 2012. Other uses of cash during the nine months ended August 31, 2012 represented purchases of short-term investments and property and equipment primarily associated with our ongoing construction projects in India and Utah. This was offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $154.3 million for the nine months ended August 31, 2012 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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
As of August 31, 2012, we have accrued total restructuring charges of approximately $27.5 million of which approximately $5.0 million relates to ongoing termination benefits and contract terminations and are expected to be paid through the remainder of fiscal 2013. The remaining accrual of $22.5 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 73% will be paid through 2015.
During the nine months ended August 31, 2012, we made payments related to the above restructuring plans totaling approximately $57.4 million which principally consisted of approximately $47.8 million in payments related to termination benefits.
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
As of August 31, 2012, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. As of August 31, 2012, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing. In connection with entering into the Credit Agreement, we have terminated and paid off all obligations under our previous credit agreement dated as of February 16, 2007.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 73% of our consolidated invested balances during the third quarter of fiscal 2012. The fixed income portfolio is primarily invested in commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
During the nine months ended August 31, 2012 and September 2, 2011, we entered into structured stock repurchase agreements with a large financial institutions, whereupon we provided them with prepayments of $305.0 million and $695.0 million, respectively. With these structured stock repurchase agreements entered into during the nine months ended August 31, 2012, we have exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010.
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
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 31, 2012, we repurchased approximately 9.5 million shares at an average price of $32.17 through structured repurchase agreements entered into during the nine months ended August 31, 2012. During the nine months ended September 2, 2011, we repurchased approximately 19.8 million shares at an average price of $32.48 through structured repurchase agreements entered into during the nine months ended September 2, 2011.
In April 2012, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program. As of August 31, 2012, we had not entered into any stock repurchase agreements under the new authority.
Subsequent to August 31, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.9 billion remains under our current authority. See Note 10 and Note 16 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 31, 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011. Our principal commitments as of August 31, 2012 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the nine months ended August 31, 2012. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At August 31, 2012, our maximum commitment for interest payments under the Notes was $369.4 million for the remaining duration of our senior notes.

Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of August 31, 2012, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
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
To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended August 31, 2012, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2011.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain; if we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the market for mobile, tablet and other IP-connected devices (“non-PC devices”), and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenues, earnings or stock price and could weaken our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies and the support of certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.
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
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, including lower-cost, limited functionality alternatives, short product and service life cycles and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” in Item 1 of our Annual Report on Form 10-K for fiscal 2011.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-

based services and subscription-based licensing models, such as Creative Cloud, we are entering markets that are not yet fully mature. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including cloud-based computing and non-PC device markets. These new offerings and markets require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing and non-PC device markets, and greater sales, consulting and marketing resources. In the non-PC device markets, our intent is to partner with device makers, chipset and OS vendors, manufacturers and telecommunications carriers to embed our technology on their platforms. If we are unable to successfully develop strategic alliances with device makers, manufacturers or telecommunication carriers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
To accelerate the growth of our business, we launched our subscription-based Creative Cloud offering in May 2012. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model alters the way we price and deliver our products. These changes reflect a partial shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. As our customers’ purchases trend away from perpetual licenses toward subscriptions, we will experience a deferral of revenues and cash received from customers. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind expectations;

•	although we continue to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in maintaining our target pricing and new seat adoption;

•	our revenues are expected to decline over the short term and may decline over the long term as a result of this strategy;

•	our shift to a subscription licensing model may result in potential confusion among our customers, partners, resellers and investors;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. As our traditional perpetual license business shifts toward our new subscription licensing model, our perpetual license revenue may decline more quickly than anticipated. Under a subscription model, downturns or upturns in sales may not be immediately reflected in our results of operations. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and reduced cash flows.

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
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including our customers’ satisfaction with our services, the prices of our services and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S. and other countries slows or does not improve, or if the U.S. or other countries in which we do business experience further economic recessions or sovereign debt crises, or if current economic conditions in Europe do not improve or deteriorate further, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We have in the past and may in the future acquire additional companies, products or technologies. We acquired Omniture in October 2009, Day Software in October 2010 and Efficient Frontier in January 2012, as well as other smaller business and asset acquisitions. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

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
In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes, including those emanating from non-practicing entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these occurrences could seriously harm our business.
We may not be able to protect our intellectual property rights, including our source code, from third-party infringers or unauthorized copying, use or disclosure.
Although we defend our intellectual property rights and combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as part of our enforcement of our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs through security breach or attack, or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
We are transitioning to new business models that are more highly regulated for privacy and data security. We are also expanding these new models in countries that have more stringent data protection laws than those in the U.S. With this transition, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share or transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective consumers, to understand how our products and services are being used, to respond to consumer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures. In addition, hackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers’ data. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, damage our brand and reputation or otherwise harm our business.
Although these are industry-wide problems that affect computers and products across all platforms, they affect our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to an attack, or our technology is utilized in a third-party attack, it may be necessary for us to take certain measures and make certain expenditures to take appropriate responsive and preventative steps. Any of these actions by customers could adversely affect our revenues.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, our Creative Cloud offering, our hosted Digital Media offerings and the Digital Marketing business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 11% of our net revenue for the third quarter of fiscal 2012. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2012, no single agreement with this or any other distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process across the broad range of geographies where we do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenues.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model and practices, such as our launch of Creative Cloud, including our anticipated release of Creative Cloud offerings for teams and enterprises, or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include longer sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, our recent hires and sales personnel added through our recent business acquisitions may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our relationships and future ability to sell to certain of these accounts covered by such employees.
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
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the possibilities that we may not be able to influence the quality of support that we provide as directly as we would be able to do in our own company-run call centers, and that our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and our revenue may be adversely affected.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings or key performance metrics;

•	confusion on the part of industry analysts and investors about the long-term impact to our business resulting from our subscription offerings;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products, product enhancements or service introductions by us or our competitors;

•	seasonal variations in the demand for our products and services and the implementation cycles for our new customers;

•	the loss of a large customer or our inability to increase sales to existing customers and attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

•
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
In addition, approximately 48% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
We believe that a critical contributor to our success to date has been our corporate culture, which we have built to foster innovation and teamwork. As we grow, including from the integration of employees and businesses acquired in connection with our previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture which could negatively affect our ability to retain and recruit personnel and otherwise adversely affect our future success.
Our investment portfolio may become impaired by deterioration of the capital markets.
Our cash equivalent and short-term investment portfolio as of August 31, 2012 consisted of commercial paper, money market mutual funds, time deposits, municipal securities, foreign government securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 31, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 31, 2012. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$2,076,127
June 2—June 29, 2012
Shares repurchased	2,414	$31.53	2,414	$(76,127)
June 30—July 27, 2012
Shares repurchased	—	$—	—	$—
July 28—August 31, 2012
Shares repurchased	—	$—	—	$—
Total	2,414		2,414	$2,000,000
_________________________________________

(1)
In June 2010, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. In June 2012, we exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010. In April 2012, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program.

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

Date: September 27, 2012

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Adobe Connect
Creative Cloud
Creative Suite
EchoSign
Flash
Lightroom
LiveCycle
Omniture
Photoshop
PostScript

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	4/26/11	3.4

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/13/12	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/26/12	10.14

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.17	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.18	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.19	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.20	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.21	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.22	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.23	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.24	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/11	10.2

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.34	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.35	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.36	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.37	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.38	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.39	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.40	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.41	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.42	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.43	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.44	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.45	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.46	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.47	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.48	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.50	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.51	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.52	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.53	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.54	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.55	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.56	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	10-K	1/26/12	10.61

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.57	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.58	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.59	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.60	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.61	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-K	1/26/12	10.66

10.62	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.63	Demdex, Inc. 2008 Stock Plan*	S-8	1/27/11	99.1

10.64	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.65	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.66	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.67	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.68	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.69	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.70	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.71	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.72	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.73	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change in Control*	8-K	12/15/11	10.2

10.74	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.75	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.76	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.77	Form of Efficient Frontier, Inc. Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.18 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.43 through 10.55 are to filings made by Omniture, Inc.

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