Form 10-K
period 2012-11-30
ADOBE SYSTEMS INC
filed 2013-01-22
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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
_____________________________
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 1, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,526,183,922 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 18, 2013, 498,790,943 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 30, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“the SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2013. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 18 of our Notes to Consolidated Financial Statements for further geographical information.
Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a website at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Annual Report on Form 10-K.
BUSINESS OVERVIEW

For 30 years, innovation in Adobe software and technologies has transformed how individuals, businesses and governments communicate and interact with their constituents. Across the markets we serve, Adobe helps its customers create and deliver the most compelling content and interactive experiences in a streamlined workflow, and optimize those experiences and marketing activities for greater return on investment. Our solutions turn ordinary interactions into compelling and valuable digital experiences, across media and devices, anywhere, anytime.
While we continue to market and license a broad portfolio of products and solutions, we focus our greatest business investment in two strategic growth areas:
Digital Media—providing tools, services and solutions that enable individuals, small businesses and enterprises to create, publish, promote and monetize their content anywhere. Our customers include traditional content creators, web designers, app developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers. This is the core of what we have delivered for over 20 years, but we are evolving rapidly to provide these customers with a more complete and integrated workflow across the variety of new devices, formats and business models that continue to emerge.
Digital Marketing—providing solutions and services for how digital advertising and marketing campaigns are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers and chief revenue officers. We process over a trillion web transactions a quarter via SaaS, providing our customers with analytics, social, targeting, media optimization and experience management solutions This complements our digital media franchise, bringing together the art of creating content with monetization and the science of measuring and optimizing it, enabling our customers to achieve optimal business outcomes.
To capitalize on the potential in these two market areas, we made several significant changes in key areas of our business during the past two years. We have made investments to increase the deployment of some of our products through new SaaS models, and to offer a new subscription model for our creative products. We believe these business model changes allow us to target new users, as well as increase the amount of recurring revenue we generate as a percent of our total revenue, thus creating the potential for our business to be more predictable.
We have also invested in the development of new products that address emerging customer needs in these two market areas and represent new revenue sources. In addition, we made several acquisitions during the past two years to broaden the scope of our solutions. We believe the new products we are bringing to market, combined with products and technologies we have acquired, will make our Digital Media and Digital Marketing solutions more compelling to our customers.
While we have increased our investments in certain products areas, we have also reduced our focus on certain products. The cost savings resulting from the reduced focus on certain product areas has been redeployed as we continue to invest into research and development and sales and marketing to drive higher growth potential in our two focus areas.
Because of this transformation we have undertaken, as we enter fiscal year 2013 we believe we are uniquely positioned to be a leader in both the Digital Media and Digital Marketing categories where our mission to change the world through digital experiences resonates well with customers.
PRODUCTS AND SERVICES OVERVIEW
This overview is organized by our three reportable segments: Digital Media, Digital Marketing, and Print and Publishing. For each segment, we provide an explanation of our market opportunities, a review of our segment results, and a discussion of our strategies to address our market opportunities in fiscal 2013 and beyond. See Note 18 of our Notes to Consolidated Financial Statements for further segment information.
Digital Media Segment
Digital Media Opportunity
We believe we are at a key inflection point in the history of digital communications. A convergence of major trends is occurring, which in turn is driving changes in consumer behavior and expectations. These trends include the rise in use of smartphones and tablets, increased internet access speeds, new business models driven by online commerce and app stores, the increase in media and entertainment made available online, the impact of online social communities, and software delivery transitioning from prior PC delivery models to cloud-based services.
These trends and changes are having a profound impact on our customers, who are interacting with content on a daily basis and want to regularly share and collaborate with colleagues and clients. Adobe customers, large and small, are rethinking their online presence, addressing concerns such as how to make a site more dynamic, how to manage visitors from both PCs and mobile devices, whether to invest in web browser-based applications or create individual mobile apps, and how to transition from legacy content delivery methods to new models which offer new revenue streams. For our customers, these challenges create a great deal of complexity in their workflows and cost structures. For Adobe, these challenges and complexities our customers face are expanding the size of the markets we can target.
We realigned our company entering fiscal 2012 and created our Digital Media business unit to address these opportunities as we believed these market conditions presented significant opportunities for Adobe to rapidly deliver product innovation, access new market segments, increase engagement with our customers, transition our business to promote a recurring revenue model, and accelerate our revenue growth. Our goal is to be the leading provider of tools and services that allow individuals, small businesses and enterprises to create, publish, promote and monetize their content anywhere.
The flagship of our Digital Media business is Adobe Creative Cloud, which is an ongoing membership service that lets our customers download and install the latest version of any of our Adobe Creative Suite desktop products, and other creative software like Adobe Photoshop Lightroom and new HTML version 5 (“HTML5”) based products and services. Creative Cloud members also get online services to sync, store, and share files, participate in creative communities, receive product training, as well as publish digital magazines to the iPad, develop mobile applications, and create and manage websites. We believe Creative Cloud is redefining the creative process and becoming a destination place where our creative customers can obtain everything they need to create, collaborate on and deliver engaging digital content.

The cornerstone of Creative Cloud is our Creative Suite family of products. Consisting of sixteen individual products and four suites that contain different combinations of these products, we focus on the needs of creative professional customers, which include graphic designers, production artists, web designers and developers, user interface designers, writers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They use and rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and document creation and collaboration. They work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses and individual freelancers.
Our creative products are used by creative professionals to create much of the printed and on-line information people see, read and interact with every day, including newspapers, magazines, websites, mobile apps, catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture and fine arts. Knowledge workers, educators, hobbyists and high end consumers also use our creative products to create and deliver content that is of professional level quality.
We believe the innovation we deliver in the tools and solutions our customers use enables the future of digital media. Our creative solutions are mission-critical to customers such as publishers, advertisers and media companies; they rely on Adobe tools and technologies to create highly compelling content, deliver it across diverse media and devices, and then optimize it through systematic targeting and measurement. For example:

•
Publishers around the world are striving to embrace the digital age to build distinctive brands, develop sustainable business strategies, achieve greater profitability, and deliver optimized content to fragmented audiences on an expanding array of smartphones, tablets, e-readers, and other devices. Their audiences seek compelling, media-rich experiences, wherever they go, using their preferred devices. The advent of app stores is enabling publishers to reach these audiences in easy, more effective and affordable ways, through the delivery of apps and content via online subscription services to their readers and customers.

•
Advertisers face an ever-shifting media landscape. Traditional media are giving way to the emergence of new digital channels such as mobile devices and social networks. Customers have greater choice in where they go for their preferred brands, making it harder for marketers to keep audiences engaged. Successful advertising increasingly requires compelling content and greater focus on data and analytics than ever before in order to optimize advertising for improved targeting and higher returns.

The challenges facing customers such as these not only exist in how they create and deliver their content, but also in how they manage, measure and optimize their content. Adobe's value proposition extends beyond our historical focus on content creation to other critical aspects of our customers' workflow, with how we can integrate the capabilities of our analytics and web optimization solutions, as well as our other digital marketing solutions. These are discussed later in the “Digital Marketing Opportunity” section.
In the second quarter of fiscal 2011, we released CS5.5. At that time we also introduced a monthly subscription offering. This lower upfront fee, as opposed to the higher upfront perpetual license fee, provides cost-sensitive new users access to our products, as well as enabled users of older versions of our products to migrate to the latest versions at a lower upfront cost. The subscription offering also enabled users to have immediate access to software updates and new innovations that we implemented in our creative products in between release dates of the products.
Given our success in attracting new and existing customers to our initial subscription offering, combined with our offering of cloud-based services as a means to deliver more value to our users, we announced Creative Cloud in October 2011 and in the second quarter of fiscal 2012, we delivered the initial release of our new Creative Cloud subscription offering. As part of Creative Cloud, we also delivered Creative Suite 6 (“CS6”), which is the newest release of our creative toolset. CS6 provides numerous feature enhancements, particularly in the areas of mobile device content creation, website development with new HTML5 capabilities, digital imaging, digital publishing for tablets and product performance. Customers obtained CS6 capabilities through both our historical perpetual licensing model as well as through our new subscription-based model.
A key benefit of our Creative Cloud offering is the rapid delivery of additional products and product updates to subscribers as soon as these products and updates become available. Examples of additional value provided to customers through Creative Cloud since its initial release included the delivery of new features for Adobe Illustrator users, new enhancements for web designers and an updated version of Adobe Acrobat. In addition, new products and capabilities were made available to Creative Cloud subscribers that were not made available to licensees of the perpetual products. Adobe Lightroom, our popular image editing and photo management tool, was delivered as an additional enhancement to Creative Cloud subscribers in the summer of 2012, and new HTML5 content creation capabilities were delivered through the release of our new Adobe Edge Animate product and related

Edge Tools & Services to subscribers in September. These additional capabilities demonstrate our commitment to deliver ongoing value and capabilities as they become available and are needed by our customers.
We believe our Creative Cloud offering, marketed as a subscription model with attractive monthly pricing, will be a catalyst for revenue growth in the coming years. By increasing the value we provide to our core creative customers with Creative Cloud services, we anticipate we can grow our revenue per customer over time as they begin to use additional features available to them in the offering. We also believe the monthly pricing model will be attractive to users of older versions of our products who desire to use our latest releases and services, but who have not been willing to upgrade to newer versions due to their price sensitivity, and, therefore, will increase our revenue potential with them. Similarly, we anticipate we can drive significant new user adoption of our creative tools business over the next several years outside of our core creative professional targeted market because of the attractive monthly subscription pricing combined with the strong brand of our creative tools and the broad value proposition provided by our Creative Cloud offering.
In addition to a monthly subscription price that provides access to use of all of our latest creative tools and services, we also offer subscription pricing for Creative Cloud for some of our key point products, as well as for users in the education market. Similarly, we offer Creative Cloud for team and enterprise users. We believe the mix of these offerings will drive new user acquisition and increase our revenue over time.
The impact of this business model shift based on the product offering and the subscription pricing will affect the revenue and cash flow to Adobe. As customers make a shift from paying upfront for the use of our software in the perpetual model to the new subscription model where they pay over time, reported revenue and cash flow will be lower in the short term when compared to the historical perpetual model. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by (1) attracting new users, (2) keeping our user base current and (3) thereby driving higher average revenue per user. Additionally, our shift to a subscription model will increase the amount of our recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.
In addition to the shifts in how we develop, market and license our creative tools to our customers, we have also implemented several initiatives to create and drive new revenue streams in our Digital Media business. These initiatives include delivering advanced publishing services, enhancing the capabilities of our solutions to utilize new innovations in HTML5, delivering new touch-based apps to expand our content creation user base to mobile device owners, enhancing our video solutions and addressing the needs of the knowledge worker.
Adobe Digital Publishing Suite (“DPS”) is an online, hosted publishing solution that enables magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices. Our Digital Publishing solution utilizes flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces and app stores. Our customers can create and enhance content through integration with our CS6 tools to enable a complete workflow for the creation and delivery of content via our Content Viewer technology, which is utilized by users on tablets and smartphones. Analytics capabilities are built into these apps and are based on our Digital Marketing products. The analytics features enable publishers to measure and understand the use of the digital editions they deliver with our solutions, and more effectively monetize their digital edition apps with more relevant advertising.
In addition to the Enterprise version that publishers and large media companies use, we also offer Digital Publishing Single Edition, which can be used by other customers who want to publish their content as apps in app stores on an individual and ad hoc basis. Single Edition can be used by individuals to publish any type of publication to app stores, including research reports, catalogs, marketing materials and even more specific consumer-related content such as wedding photo albums. The combination of our different DPS offerings significantly increases our market opportunity to target anyone wanting to deliver a digital publication via app stores.
Adobe has long been an innovator in helping drive the HTML standards process and then delivering the best tools in the market to create content based on web standards. The ongoing evolution of new standards, including HTML5, and their adoption in popular browsers, become significant catalysts for revenue growth in our solutions. To address this opportunity, we are innovating across the spectrum of content creation, content delivery, and content display in browsers and mobile apps. Our innovation includes adding new capabilities to web standards such as HTML and CSS, contributing technology to open source projects such as jQuery (an HTML and JavaScript library to assist with creating websites) and Webkit (the open source foundation for many popular web browsers such as Apple Safari and Google Chrome), and adding new features to products such as Adobe InDesign, Adobe Dreamweaver and the new Edge Tools & Services to enable our customers to utilize these innovations occurring in web browsers.
Our innovation with web standards also includes the creation and delivery of brand new products built on top of web standards to help our customers create engaging content leveraging the latest innovations in web browsers on PC and non-PC devices. In the fall of 2012 we announced the availability of Adobe Edge Tools & Services, including Adobe Edge Animate, Adobe

Edge Inspect (formerly codenamed “Shadow”), Adobe PhoneGap Build and Adobe Edge Web Fonts. We also previewed Adobe Edge Code and Adobe Edge Reflow. These powerful tools enable web designers and developers to build cutting-edge websites, digital content and mobile apps. For website development, we also provide Adobe Muse, which allows designers to design and publish websites without having to learn and write HTML5 code. Muse integrates with other Adobe tools and enables designers to easily publish their websites using our Business Catalyst web hosting service or any other hosting provider.
While we increase our investments in our solutions utilizing web standards, we also continue to innovate in our Adobe Flash technologies, including the Adobe Flash Player for PC-based browsers and Adobe AIR for packaging standalone applications for PCs and mobile devices. The broad reach and adoption of the newest versions of our Flash technologies on personal computers and for use with mobile devices allow our customers to deliver new and more engaging experiences using our tools and services. Going forward, we are primarily focused on enhancing the gaming and premium video delivery aspects of our Flash technology-based solutions.
Just as AIR and our Flash tools enable Flash technology-based applications to be packaged for mobile devices, PhoneGap and PhoneGap Build provide similar capabilities for applications built using web standards. Based on the open source PhoneGap framework, PhoneGap Build enables users to build cross-platform mobile applications using HTML5, CSS and JavaScript that run on popular mobile operating systems such as Android, iOS and BlackBerry OS.
As millions of web developers and website designers look to build mobile apps to increase engagement with their constituents, we believe our AIR and PhoneGap solutions enable them to build cross-platform apps as well as reuse their existing browser-based content to deliver standalone apps on popular smartphones and tablets.
In 2011 we began delivering a series of content creation tools which run on tablets such as the Apple iPad. These apps and their features are discussed later in the “Digital Media—Touch App Products” section. The Adobe touch apps integrate with Creative Cloud enabling subscribers to move between the apps and Creative Suite software, and to view, access, share, and present creative work from anywhere.
Over the past several years, as consumers and advertisers demand more professional video online and on devices, media companies have an unprecedented opportunity to monetize their content and expand the reach of broadcast advertising. Because of this trend and the general explosion of video being created and delivered over the web, new opportunities have emerged for Adobe to significantly expand its market opportunity in areas such as video content creation, delivery, authentication and monetization.
Our products addressing these opportunities span across our Digital Media and Digital Marketing business segments. In Digital Media, our video content creation solutions are centered around our Adobe Premiere Pro and Adobe After Effects products, and the Creative Suite Production Premium that contains these products plus other capabilities. With our increased focus on these solutions over the past several years, we believe we are the leader in the market for providing video and special effects editing for creative professionals and professional videographers. We have invested resources to improve the performance and capabilities of our video authoring solutions, and as a result, have significantly grown our market share over the past several years in the professional video editing market.
With our growing leadership position in video authoring, we have worked closely with our customers to build a more complete workflow to meet their additional needs for delivering, measuring and monetizing their video assets. To enable collaborative video authoring environments, we also offer Adobe Anywhere for video. Adobe Anywhere allows customers to bring teams together, enabling them to better collaborate and create productions from virtually any location where there is network connectivity. With Adobe Anywhere, editors, visual effects artists, and other video professionals can use local or remote networks to simultaneously access, stream, and work with remotely stored media. Its collaborative capabilities are embedded directly in Adobe Premiere Pro, After Effects, and Adobe Prelude software, eliminating the need for team members to learn additional video software tools.
Our video content delivery, authentication and monetization opportunities, and our solutions which address them, are centered around an initiative we announced in 2012 called Project Primetime, and are discussed later in in the section titled “Digital Marketing Opportunity.”
As part of our Digital Media focus, we also address the needs of knowledge worker customers: people working in document intensive industries, focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions such as accountants, attorneys, architects, educators, engineers, graphic designers, insurance underwriters and stock analysts. These jobs typically require the sharing of information either as a static, published document or as a collaborative, interactive document.

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
For several years, we have offered additional cloud-based Acrobat services to supplement the features of Acrobat and provide knowledge workers with centralized online file sharing and storage capabilities, as well as simple PDF creation and converting PDF to other file formats. With our new Acrobat XI software and its innovative cloud services that were released in the fourth quarter of fiscal 2012, we've significantly extended the capabilities of our solution. With Acrobat cloud services, users can take advantage of electronic document signing with Adobe EchoSign, complete form management with Adobe FormsCentral, and utilize other features such as Adobe SendNow and Acrobat.com.
With Adobe EchoSign, companies can expedite document and web contract approvals. Users of EchoSign can send an electronic document to others for signing, keep track of who's signed it, and store their signed contracts online. This enables faster, more efficient and cost-effective customer interaction. Our FormsCentral cloud service enables companies to create, distribute, and analyze forms without writing code. Templates can be used to build new forms, or users can design forms from scratch. Our FormsCentral solution collects all responses and helps customers share real-time results with their colleagues. SendNow enables customers to share large files more easily rather than using email attachments. Acrobat.com provides services to customers so they can store their documents online and have access to them from virtually anywhere using a computer or mobile device.
Combined, Acrobat and Acrobat cloud services increasingly provide more value to knowledge workers. The cloud services serve as additional value to Acrobat customers, thereby further entrenching the use of Acrobat and PDF as part of our customers' day-to-day businesses.
Digital Media Business Summary
In the second quarter of fiscal 2012, we delivered CS6, the newest release of our creative toolset. CS6 provided numerous feature enhancements, particularly in the areas of mobile device content creation, website development with new HTML5 capabilities, digital imaging, digital publishing for tablets and product performance.
The launch of CS6 was also the cornerstone of our new Creative Cloud subscription offering, which was also delivered in the second quarter of fiscal 2012. Adoption of Creative Cloud subscriptions in the launch quarter exceeded our expectation as we believe the value of the new offering was attractive to both existing and new users of our creative tools. We also believe the low monthly payment options with Creative Cloud, as opposed to paying for perpetual licenses up front, has attracted more price-sensitive customers to license our creative products, as well as migrate existing users to the newest release. In the subsequent third and fourth quarters of fiscal 2012, we achieved accelerated adoption of Creative Cloud. In each of these three quarters, the success of Creative Cloud subscription adoption adversely affected reported revenue as we recognize revenue associated with our subscription offerings ratably whereas revenue associated with our perpetual licenses is generally recognized at the time of initially licensing the products.
Our DPS solution achieved strong growth in fiscal 2012 based on broad adoption by magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to mobile and tablet devices. During the year, we continued

to innovate with DPS, leveraging new innovations in CS6 products such as Adobe InDesign, to help customers accelerate app delivery to their readers through app stores. In the Fall of 2012, we delivered an update to our Digital Publishing Single Edition solution and made it generally available to all Creative Cloud subscribers. This significantly broadened the use of our solution beyond mainstream publishers.
We drive our DPS revenue through the licensing of software that customers use to create and publish their apps. In addition, with our Enterprise version, we obtain revenue for each digital edition that is downloaded and delivered through our content delivery infrastructure. As of the end of fiscal 2012, we have over 1,450 DPS customers, reflecting the success and strong adoption of our solution. In addition, on average we deliver approximately 163,000 digital issues every day to users of iPads, Kindles and Android tablets, with more than 53 million digital editions delivered since March of 2011.
In the professional digital imaging market, we released new versions of Adobe Photoshop CS6, Adobe Photoshop CS6 Extended and Adobe Lightroom 4 during fiscal 2012. Ground-breaking features in Photoshop included new Content-Aware technologies, enhancements in image effects such as Blur Gallery and performance improvements based on updates to the Adobe Mercury Graphics Engine. Lightroom enhancements included refined technology for superior shadow and highlight processing, expanded management capabilities including enhanced DSLR video support and the ability to create photo books. To drive increased adoption of Lightroom, we also lowered the price of the product, which resulted in substantial unit and revenue growth during the year when compared to fiscal 2011.
With our professional digital video authoring and content creation solutions, including Adobe Premiere Pro and After Effects, we continued to achieve strong market share and revenue growth during the year due to new CS6 product versions and strong execution by our sales and marketing teams to position Adobe as a leader in the overall digital video solutions category.
During the fourth quarter of fiscal 2012, we released version 11 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 11 of Adobe Premiere Elements software, which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Photoshop Elements and Premiere Elements to target hobbyists who desire both applications in one affordable package. Adoption of these new releases helped to drive year-over-year revenue growth in this category.
To help our customers create new content leveraging advancements in web standards, we deliver the Edge Tools & Services, which included Edge Animate, in the fall of 2012. Edge Animate is our new web motion and interaction design tool that allows designers to bring animated content to websites, using web standards like HTML5, JavaScript, and CSS3. We also delivered Adobe Muse, which enables designers to design and publish HTML websites without writing HTML code. Combined, we believe the customer adoption of these new tools as well as positive customer reactions to innovations we added to our existing web content creation tools such as Adobe Dreamweaver CS6, has caused the web community to embrace Adobe as a leading provider of HTML solutions for web content creation.
During fiscal 2012, we advanced the capabilities of our Adobe Flash Player with several new releases. Flash Player is a cross-platform, browser-based application runtime that provides viewing of expressive applications, content, and videos across most browsers and PC operating systems. Key features that are driving adoption of Flash in markets such as gaming and premium video delivery include 3D accelerated graphics support, native 64-bit operating system support, improved software encoding for cameras and protected HTTP dynamic streaming. Adoption of Flash Player remained strong on PC platforms during fiscal 2012. Due to the frequent downloads of our client technologies such as Flash Player, we generate revenue through OEM relationships with companies where we include their technologies as part of the download offerings of our client technologies on PCs. In fiscal 2012, this download revenue grew when compared to fiscal 2011.
In fiscal 2012, we also broadened the reach of Adobe AIR, our cross-platform client technology. The AIR runtime enables developers to deploy standalone applications built with HTML, JavaScript, ActionScript, Flex, Flash Professional, and Adobe Flash Builder across platforms and devices—including Android, iOS devices, personal computers and televisions.
To capitalize on the increased use of smartphones and tablets, we released updates of our tablet applications which run on mobile devices, including Photoshop Touch, which is a popular application and available on devices running Google Android OS and Apple iOS. In addition, Adobe Revel provides users access to their entire photo library from their Apple devices, along with photo-processing features based on Lightroom. Both Photoshop Touch and Revel received positive reviews and achieved strong revenue growth during the year.
In the Document Services market, we achieved solid year-over-year growth during fiscal 2012. This performance was driven by continued, solid adoption of our Acrobat X release that initially launched in the fourth quarter of fiscal 2010. In the fourth quarter of fiscal 2012, we released Acrobat XI, the eleventh major version of our Acrobat family of products. Acrobat XI, the industry standard for PDF software, contains new and improved capabilities that feature complete PDF editing and export to

Microsoft PowerPoint; touch-friendly capabilities on tablets; and newly integrated cloud services, including sophisticated Web contracting with Adobe EchoSign and forms creation, data collection and analysis with Adobe FormsCentral. Acrobat XI additionally supports IT departments with seamless Microsoft Office and SharePoint integration, easy deployment, applications virtualization and robust application security. Our free Adobe Reader, used by hundreds of millions of people to view and interact with PDF documents, was also updated to deliver more features to users, and includes full support for non-PC devices such as iPhones, iPads and Android devices. Our EchoSign service, with its simplistic model that doesn't require scanning software, signature pads or digital certificates, is used to sign nearly one million contracts per month. In addition to making this service available to Acrobat XI users, we also integrated it with our Adobe Reader in fiscal 2012.
During the year, continued adoption of our Creative Suite and Creative Cloud products also contributed to broader adoption of Acrobat in the creative professional market. Utilization of Acrobat prepress, printing and collaboration functionality is a critical component of creative customer workflows. Acrobat Pro is included in several Creative Suite editions and in Creative Cloud membership, and these offerings were updated to include Acrobat XI when it was released in the fourth quarter of fiscal 2012.
Digital Media Strategy
In fiscal 2013, we intend to implement strategies which will accelerate the adoption of our Creative Cloud subscription offering. This includes migrating existing users from their current perpetual licenses, as well as driving new customer adoption. Aspects of this strategy include increasing the value of Creative Cloud by delivering frequent product updates and enhancements to subscribers; using promotions to attract customers to the offering; expanding our go-to-market reach through referral affiliate models to reach new customers particularly in the small and medium business (“SMB”) space; and utilizing Creative Cloud for teams and Creative Cloud for enterprise offerings to drive broad adoption with customers who license our software in volume.
As part of our Creative Cloud strategy, we also intend to streamline how customers learn about our offering, sign up to use it, and pay for it. We expect to accomplish these goals by utilizing our digital marketing solutions to drive awareness and customer conversion on our website. We believe Adobe.com will increasingly be the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We also will utilize channel partners such as corporate resellers to target mid-size creative customers with our Creative Cloud for teams offering, and our direct sales force to build relationships and drive adoption of our Creative Cloud for enterprise offering with our largest customers.
In digital imaging, we plan to broaden the adoption of our Photoshop Lightroom and Photoshop Elements products, and use our Revel product for tablets to increase awareness of our image editing and sharing solutions. In interactive development we will continue to advance the capabilities of our tools to deliver cutting-edge HTML5 capabilities with products such as Edge, while also investing in improving the capabilities of Adobe Flash in the PC-based gaming market.
In the coming year we also plan to continue to market the benefits of our Document Services solutions to small-and medium-sized businesses, large enterprises and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets.
We also intend to enhance and build out the delivery of cloud-based document services to our Acrobat and Adobe Reader users. The release of Acrobat XI included newly integrated cloud services, including sophisticated web contracting with EchoSign and forms creation, data creation and analysis with FormsCentral. It also includes our SendNow feature which enables users to deliver large electronic files over the web with security and fidelity.
With the integration of our cloud-based EchoSign solution with our Acrobat family of products, we intend to continue to promote its capabilities to millions of Acrobat users and hundreds of millions of Adobe Reader users. We believe that by substantially growing the awareness of Adobe EchoSign in the broader contract delivery and signing market, we can help our customers migrate away from paper-based overnight express mailing and adopt our solution, substantially growing our revenue with this business in the process.
Digital Marketing Segment
Digital Marketing Opportunity
Consumers today can interact with businesses across multiple channels and devices, and it is up to businesses to figure out how to best attract, engage, acquire and retain customers in a world where the reach and quality of experiences directly impact success. Marketing executives need to know that their investment is optimizing consumers' experiences and delivering the greatest return on our customers' marketing spend. Online marketing goals must map clearly to overarching business objectives, and marketing executives are expected to demonstrate the success of their programs using solid metrics. In this environment, gleaning insight in real time across channels is essential.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. This market opportunity is accelerating as Chief Marketing Officers (“CMOs”), digital marketers, heads of digital, advertisers and publishers are managing spending budgets to migrate their marketing and advertising spend to digital media.
These users are faced with several major market trends, and their choices for how they address these challenges are creating broad opportunities for our Digital Marketing business:

•	Broad commercial utilization of the internet
The internet has fundamentally altered the way businesses and consumers purchase and consume goods and services. It has also redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Because of this, businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency.
We expect that the scope and scale of commercial internet usage will continue to increase. The roll-out of broadband and mobile networks, particularly in emerging geographic markets, will contribute to the growth of internet usage. Internet commerce should also continue to grow. Proliferation of online marketing and customer response channels, such as mobile, digital video and social networks, will continue to generate interactions that need to be measured, analyzed and optimized across channels.

•	Need to measure online business
In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, we believe businesses require timely and accurate measurement of customer behavior. The proliferation of internet usage and the fact that nearly every user interaction on a website (or other digital medium such as mobile apps, set-top boxes, kiosks, point of sale systems or any IP connected device) can be captured by the owner of the website, or other digital medium, has resulted in the creation of an unprecedented amount of data about how a business' customers interact and transact business with it.
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

•	Opportunity to optimize and automate online business
Measuring online activity and automating the capture and analysis of data are important for making informed business decisions. Businesses also need to leverage data to optimize the results of their online business activities. For example, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting on deeper information, such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), time spent and quality of interaction (engagement), eventual conversion (desired customer action taken in subsequent visits) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels (attribution).
Business success metrics can also vary based on the industry or vertical market—for example, media companies drive engagement to optimize subscriptions and online advertising revenue, whereas retailers and e-commerce companies focus on promotions and maximizing online purchases. Online businesses utilize a large and growing number of complex and diverse advertising and communication channels to market to customers, including display advertising, paid and natural search advertising, e-mail, social media marketing, affiliate marketing, blogs, podcasts, video, games, rich internet applications (“RIAs”) and comparison shopping engines, as well as traditional offline initiatives.
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

•	Delivery of premium video through online channels
Media companies face a shifting landscape as traditional media delivery evolves into multiple channels for media companies to deliver and monetize their content. As more premium video content and entertainment is delivered over the internet to PC, smartphone and tablet screens, as well as internet-connected TVs, media companies are looking to create new revenue streams through subscription services and ad-based revenue models to supplement their historical forms of revenue. This trend and the general explosion of video being created and delivered over the web is expanding the online video market opportunity to include fast growing areas such as video delivery, authentication and monetization.
To address the challenges and capitalize on the opportunities presented in the market trends above, CMOs, digital marketers, advertisers and publishers require new content architectures, new analytic systems, new media buying systems and optimization systems to increase the effectiveness of their engagement with customers.
Driving visitor traffic to websites, broadly defined as a customer's digital presence, including its traditional site, mobile site, pages and apps on social networks, and all other content that is distributed throughout the internet, was an early goal of digital marketing spend. This goal has broadened to include the need to measure and understand customer web traffic patterns and the effectiveness of their visitor acquisition efforts. Web analytics solutions have provided insight for digital marketers and web analysts that helps them optimize their online ad spending. Moving forward, the goals of digital marketers have evolved to include how websites and marketing campaigns can convert visitors to customers, and how these websites and marketing campaigns can be more personalized to drive better engagement and higher revenue.
Our Digital Marketing Business Unit targets this large and growing opportunity by providing comprehensive solutions that include analytics, social, targeting, media optimization and experience management solutions, and premium video delivery and monetization products, solutions and services. We deliver these capabilities through our Adobe Marketing Cloud, which is our umbrella digital marketing offering and was formerly branded as the Adobe Digital Marketing Suite.
Adobe Marketing Cloud is a collection of analytics, social, targeting, media optimization and experience management solutions and a real-time dashboard providing insight into the performance of online marketing initiatives. These capabilities empower organizations to make informed decisions and ensure the success of online marketing programs for both advertisers and publishers. Our digital marketing customers accomplish these goals with Adobe Marketing Cloud solutions which help them manage and optimize online, offline, digital and multi-channel business initiatives.
Other key features of our Adobe Marketing Cloud include:

•	Enabling digital marketers to align online marketing initiatives with overarching business objectives and demonstrate the success of online marketing programs using metrics;

•	Managing, collecting, and bringing data together from multiple systems into a flexible, integrated platform;

•	Providing real-time business intelligence through segmentation, dashboards and reports that managers can use to gain a complete picture of how consumers are interacting with the business;

•
Creating the ability to monetize and share data through audience optimization capabilities, publishers can quickly identify audiences that match the profiles that advertisers are demanding-and maximize the value of their digital assets;

•
Optimizing ad spend by maximizing the impact of a company's advertising spend across and within channels, including search, display, video, mobile, social media and other digitally connected forms of media, to yield the greatest returns;

•
Delivering relevant and engaging digital content across channels that boosts key performance metrics, whether it is a customer purchase, engagement, a download, form completion, or other desired outcome; and

•
Empowering organizations to re-platform their websites by enabling them to create, manage, distribute, and monetize content while optimizing the web, mobile, and social collaboration experience for their customers. More specifically, organizations can enable the delivery of customer-facing web and mobile solutions by extending enterprise services beyond interactive applications, documents, and workflows to include personalization of content, rich media delivery capabilities, mobile application delivery, social collaboration and deep integration into back-office systems such as e-commerce platforms.
In addition to CMOs and digital marketers, users of our Adobe Marketing Cloud solutions include marketing professionals such as search engine marketers, media managers, media buyers and marketing research analysts. Customers also include web content editors, web analysts and web marketing managers. These customers often are involved in workflows that utilize other Adobe products, such as our digital media tools and our video workflow and delivery technologies.
Given the market trends described above, we believe the combination of our Adobe Creative Cloud and Adobe Marketing Cloud solutions helps customers to more efficiently and effectively create, measure, analyze and optimize those experiences, creating an end-to-end workflow and feedback loop.
With our growing leadership position in video authoring, which is discussed in the “Digital Media Opportunity” section above, we have worked closely with our customers to build out a more complete workflow to meet their additional needs for delivering, measuring and monetizing their video assets. During fiscal 2012 we moved the management of our video content delivery, authentication and monetization solutions to our Digital Marketing business unit based on our goal of aligning these teams with our overall digital marketing focus.
For content delivery, we provide Adobe Media Server software, which helps premium content publishers deliver their HD quality video to the largest audience possible across any internet-connected device, with a streamlined workflow. The Adobe Media Server family has revolutionized media delivery with support for consistent, protected streaming on the widest array of devices—tablets, mobile devices, connected TVs, and desktops.
Our Adobe Pass solution enables the industry goal known as “TV Everywhere” and allows pay TV customers to enjoy content on their connected devices. Adobe Pass is licensed by media companies and verifies a user's entitlement to content simply and securely, allowing quick time to market, a more secure environment, and more readily accessible content.
Similarly, our Adobe Access (formerly Adobe Flash Access) software provides a scalable, efficient workflow to help customers deliver and protect premium video across desktops, mobile devices, and platforms, including iOS and Android. Adobe Access is also an UltraViolet approved Digital Rights Management (“DRM”) technology. It extends audience reach and enables a variety of business models for media companies, including rental, subscription, and electronic sell-through.
Our Adobe Auditude solution is a video advertising platform that powers the video advertising experience for Adobe customers such as major media companies. With Auditude, advertisers can leverage professional TV-like video ad inventory for advertising in on-demand video delivery, live digital events and full episode video content. The solution is further enhanced with rich analytics, enabling our customers with robust ad serving and optimization capabilities that maximize the value of video content on any device.
In January of 2012 we introduced Project Primetime, which is a unified, end-to-end video platform that helps media companies achieve broadcast audience reach, lower their operating costs, and boost revenue from ad sales. Project Primetime links Adobe streaming, DRM, ad serving, audience management, analytics, and optimization technologies that are available in our Media Server, Adobe Access, Auditude and other digital marketing offerings.
Our success in these areas has enabled our entry into the video advertising market. Our Adobe Video Advertising solution has become a central source for broadcast and professional video inventory. With a focus on premium television-quality video, we help customers deliver high quality ad placements in their online video delivery. Adobe Video Advertising offers a TV-like experience with true commercial breaks during live sports, music, and news programs as well as during full episode viewing from our premium content partners. Our solution leverages our digital marketing products such as Adobe AudienceManager, and enables the use of premium ads with innovative ad executions and TV-like ad insertion within live, simulcast, and on-demand video.
Digital Marketing Business Summary
Our Digital Marketing segment contains revenue from multiple product families, including our digital marketing products and solutions, as well as legacy enterprise software offerings. As we exited fiscal 2012 we rebranded our Digital Marketing Suite to be called Adobe Marketing Cloud, and organized our product portfolio into five key solutions—Analytics, Target, Social, Media Optimizer, Experience Manager—containing multiple products to address specific marketing opportunities. In addition, we consider Video to be an emerging solution in our Adobe Marketing Cloud.
In fiscal 2012, we achieved strong year-over-year revenue growth with our Adobe Marketing Cloud products and solutions. Our acquisition of Efficient Frontier in the first quarter of fiscal 2012 helped to drive revenue growth during the year. In the fall of 2012 we rebranded Efficient Frontier as Adobe AdLens.

Driving the growth with our Adobe Marketing Cloud product family was continued adoption of Adobe SiteCatalyst and our Adobe CQ5 Web Experience Management (“WEM”) solution now known as Experience Manager. With SiteCatalyst we help our customers track more than six trillion transactions per year in a hosted environment around the world. An increasing percentage of these transactions are from non-PC devices including tablets and smartphones. Our market-leading Experience Manager solution combines Web Content Management, Digital Asset Management (“DAM”) and social collaboration offerings, and enabled our sales force to target organizations that need to transform their websites by enabling them to create, manage, distribute, and monetize content while optimizing the web, mobile, and social collaboration experience for their customers.
In the online video and rich media delivery market, we continued our momentum in the industry by achieving strong customer adoption and revenue growth with our video solutions. In the first quarter of fiscal 2012, we unveiled Project Primetime, the industry's first fully integrated video technology platform. Project Primetime enables smooth, TV-like experiences for ad-supported videos across Web-connected devices. This new platform delivers premium video and ad content consistently across all major platforms, including Apple iOS, Google Android, desktop operating systems and connected TVs. Our solution creates a single, end-to-end workflow that interconnects our streaming technologies and content protection based on Adobe Media Server, authentication capabilities using Adobe Pass, analytics based on our digital marketing web analytics capabilities, and ad delivery and optimization with our Auditude video advertising platform. This solution enables premium video providers to give customers a superior viewing experience through seamless dynamic ad insertion into any content type, whether linear, live or on-demand across Web-connected devices, and was integral in many global media companies making the 2012 Olympic games available to mobile and tablet users.
In late fiscal 2011 we announced we would narrow the focus of our Adobe LiveCycle and Adobe Connect product families towards the government and financial services markets. At that time we also announced we expected revenue in these product areas to decline, and in fiscal 2012 combined revenue for LiveCycle and Adobe Connect did decline. However, the extent of the revenue decline was less than we targeted for the year, due to continued solid demand for these products.
Digital Marketing Strategy
In fiscal 2013, we plan to build upon the momentum we achieved in fiscal 2012 by aligning our digital marketing focus with Adobe Marketing Cloud around five key solutions:

•
Adobe Analytics—combines the power of actionable analytics and audience segmentation with the distributed value of reporting and sharing of key business analysis and connects it for data driven marketing. This solution includes our DataWarehouse, Adobe Discover, Adobe Genesis, Adobe Insight, Adobe ReportBuilder, SiteCatalyst and Adobe TagManager products.

•
Adobe Experience Manager—a web content management platform that enables organizations to deliver carefully tailored customer experiences across web and mobile channels. This solution is based on our WEM offering.

•
Adobe Media Optimizer—combines best of breed portfolio and rules based ad management with intelligent campaign forecasting and targeted ad delivery for data optimized advertising. This solution includes our AdLens and Adobe AudienceManager products, and analytics capabilities from SiteCatalyst.

•
Adobe Social—helps organizations measure and manage marketing activities across owned, earned, and paid media, ensuring the impact of social is properly attributed. This solution includes our Context Optional and Adobe SocialAnalytics products.

•
Adobe Target—helps organizations dynamically test and present highly customized experiences to a digital property in order to drive significantly higher conversion rates. This solution includes our Adobe Recommendations, Adobe Search&Promote, Adobe Test&Target and Adobe Test&Target 1:1 products.

With Adobe Analytics, we will focus on helping our customers understand the performance of their business across all digital channels and support their needs for integrating offline channels. Customers want to know how their campaigns are performing across video, social, mobile and email, and look at that performance holistically. To do this, they require an analytics platform that can assemble data across all those channels to gain better insight and drive informed decision making.
Personalized engagement is a priority for digital marketers; once they attract visitors to their websites, they desire to create the best possible experience. With our Adobe Experience Manager solution we provide an integrated suite of tools that include analytics data, content management and web optimization solutions. Our solution enables digital marketing customers to personalize the experiences of visitors to their websites in ways that are dynamic and relevant to each visitor. Experience Manager helps marketers author, manage and deliver personalized experiences based on many criteria, including analytics data related to a visitor's prior visits to a site, or based on their purchasing history, or what keyword they clicked on in a web search that brought them to a site or in many cases, to a distributed part of its site such as a social network page or app for that customer. With personalized engagement made possible through Experience Manager, marketers can also build a better brand presence, drive demand by quickly creating, launching, and optimizing compelling online marketing campaigns, and extending their reach with their customers through multiple online channels.
The more digital marketers can know about their customers, the more effectively they can reach them with targeted advertising and offers to increase visitor acquisition and conversion through their websites. We provide Adobe Media Optimizer, which combines portfolio and rules-based ad management with intelligent campaign forecasting and targeted ad delivery for data optimized advertising. Our Media Optimizer solution includes our Adobe AdLens (formerly Efficient Frontier), Adobe AudienceManager and Adobe SiteCatalyst products to give marketers a complete view of their online marketing campaign performance across search, display and social channels. This enables deeper and more relevant insights into how their customers are interacting with their brand. It also gives them the data they need to segment those who are still browsing on their sites, and the data on those who are ready to buy—allowing marketers to deliver the appropriate messages or marketing offers at the appropriate time.
Our Adobe Social solution enables marketers to simplify and measure their social marketing efforts. Our offering is an integrated suite of products including Context Optional and SocialAnalytics, and the ability to perform ad buying via AdLens. Combined, our solution enables marketers to create content once and push it out to social media channels such as Facebook, Twitter, Google+, and others quickly and easily. We extend these capabilities to include the ability to find out what content is resonating with marketers' customers or constituents, and help them migrate visitors into destinations such as high-profile Facebook Sponsored Stories. Adobe Social helps marketers determine if their paid media is pushing traffic to their social networks. It also provides them insights into their customers' audience, using real-time data to find out what gets their social communities talking. With this information, marketers can keep their social audiences engaged by creating more targeted content and experiences to drive positive impact on their business. From messaging and offers to media buys and influencers, Adobe Social gives marketers key information about what's driving results.
Adobe Target helps organizations drive higher conversion rates on their websites. Our solution enables digital marketers to create, dynamically serve, and continually optimize personalized messages through the use of integrated products such as Adobe Test&Target, Adobe Recommendations and Adobe Search&Promote. With Adobe Target, marketers can learn more about their customers so they can evolve from marketing messages for broader segments to those relevant to individual visitors. Our offering also uses a robust data-driven approach that unifies internal and third-party data to create highly detailed customer profiles that help marketers deliver the appropriate marketing messages in front of the right people. With these capabilities, customers can optimize their website and digital marketing efforts to maximize their revenue by controlling, monitoring and altering their personalization strategies through built-in testing. Through these features, marketers can also drive higher levels of customer engagement, conversion, and loyalty.
As part of our digital marketing initiatives, we intend to streamline how customers learn about, acquire and deploy Adobe Marketing Cloud solutions. We also believe we can accelerate the growth of our business by expanding our go-to-market strategy to include new geographies and vertical markets where Adobe has a strong presence. In fiscal 2012 we began to build out more sales capacity and resources to support them in our field organization. We believe these investments will drive higher international revenue in our Digital Marketing segment in fiscal 2013 and beyond.
With our Project Primetime initiative and set of products to help media and entertainment companies monetize their premium video assets, we will continue to invest in the build out and licensing of our solution. As part of this effort, we intend to expand our focus into new geographic markets in the coming year.
In the fall of 2011, we announced we would narrow our focus with our Adobe LiveCycle and Adobe Connect offerings on two key vertical industries: financial services and government. For these customers, we offer comprehensive, scalable, secure and reliable server products, SaaS offerings and tools to develop applications tailored to their specific information and business process requirements. In fiscal 2013 we will continue to target these vertical markets.
With our LiveCycle offerings, we enable our customers to eliminate paper and move to automated forms-based workflows, which continue to be key challenges in enterprises and governments around the world. Paper remains prevalent throughout industries and governments, and many organizations are seeking to drive down operational costs related to paper use and workflows involving paper-based documents. During the past decade, there has been considerable progress made towards moving away from paper-based workflows. However, we believe there still remains a significant opportunity to deliver solutions that focus on this opportunity, particularly in the government and financial services categories.
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
Print and Publishing Segment
Print and Publishing Opportunity
Our Print and Publishing business segment contains several of our products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web application development and high-end printing. These opportunities and the key products we offer to address them in fiscal 2013 are reviewed below.
Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and we believe our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the PostScript and Adobe PDF standards for use by this industry. We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices, and in fiscal 2012, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.
eLearning solutions are becoming more prevalent as a means to create and deliver online and electronic learning experiences. These experiences range from online assessments, surveys and quizzes–to online reference and instruction manuals–to real time learning and web-based collaboration experiences. We believe we have a rich legacy in the development and delivery of eLearning tools, and can innovate by providing new features and platform reach for eLearning content delivery with our set of offerings.
Our ColdFusion offering provides fast and easy ways to build and deploy powerful internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search and graphing and charting, enabling customers to more fully engage their constituents with better web experiences.
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2013, we plan to continue to enhance PostScript as well as utilize PDF enhancements to maintain these formats as standards in publishing and printing work flows.
Print and Publishing Business Summary
In fiscal 2012, we maintained a consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business. During the year we delivered version 4 of our Adobe Technical Communication Suite, which is a set of tools for technical publishing. We also released version 6 of our Adobe eLearning Suite, which is a set of tools for creating professional eLearning courseware and includes Adobe Captivate version 6 and Adobe Presenter version 8. In fiscal 2012, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.
Print and Publishing Strategy
In fiscal 2013 we will continue our focus on addressing the needs of our Print and Publishing customers. More specifically, in the eLearning market we will innovate around our broad set of tools to help authors of eLearning materials deliver their content in new and more engaging ways, leveraging the adoption of tablet devices in schools and educational institutions. We will also update several of our legacy products to keep customers current with solutions and features they need based on the Print and Publishing products they use.
Fiscal 2013 Business Segment Products and Services
Digital Media—Creative Products
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
Adobe Anywhere—hosted software which enables video teams to collaborate and develop video content, using access to shared media across standard networks virtually anywhere they have internet connectivity.

Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides high-performance, intuitive tools for audio editing, mixing, restoration, and effects.
Adobe Business Catalyst—an online business solution that provides an all-in-one capability to develop and maintain dynamic websites and powerful online stores with an integrated customer database, email marketing, e-commerce and analytics; integrates with Dreamweaver and Adobe Muse for seamless website creation and publishing; a Business Catalyst webBasics offering is included as part of Creative Cloud membership.
Adobe Creative Cloud—a new, comprehensive offering of creative services, Creative Suite desktop applications, and collaboration and sharing features that is offered on a subscription basis; membership to Creative Cloud enables users to download and install any of the Creative Suite desktop applications, plus other applications such as Acrobat and Photoshop Lightroom; subscribers also receive the latest apps and newest features as soon as they're released; Creative Cloud membership includes 20GB of cloud-based storage and device syncing capabilities, enabling members to easily access and share their work; it also includes the ability to publish websites using our Business Catalyst hosting service, and the ability to publish mobile apps using our DPS, Single Edition and PhoneGap Build services.
Adobe Creative Suite Design & Web Premium—an integrated software solution that creative professionals can use as a platform for print, web and mobile content publishing; combines Acrobat Pro, Dreamweaver, Flash Professional, Adobe Fireworks, Illustrator, InDesign and Photoshop Extended technologies with a file management and control center called Adobe Bridge; integrates with Adobe Digital Publishing Suite.
Adobe Creative Suite Design Standard—an integrated software solution that creative professionals can utilize for professional design and print production, page layout, image editing, illustration and Adobe PDF workflows; combines Acrobat Pro, Illustrator, InDesign and Photoshop technologies with a file management and control center called Adobe Bridge; integrates with Adobe Digital Publishing Suite.
Adobe Creative Suite Master Collection—an integrated software solution which provides all the tools creative professionals require to create content for every design discipline in one offering; provides capabilities for professional page layout, image editing, vector illustration, print production, website design/development, rich interactive content creation, visual effects and motion graphics, video capture/editing/production, DVD titling and digital audio production; includes Acrobat Pro, After Effects, Audition, Dreamweaver, Adobe Encore, Fireworks, Flash Builder, Flash Professional, Illustrator, InDesign, Photoshop Extended, Prelude, Adobe Premiere Pro and Adobe SpeedGrade technologies, with a file management and control center called Adobe Bridge; integrates with Adobe Digital Publishing Suite.
Adobe Creative Suite Production Premium—an integrated software solution that provides creative professionals a complete post-production solution consisting of video, audio and design tools that can be utilized to create and deliver content to film, video, DVD, Blu-ray Disc, television broadcast, and web and mobile devices; combines Adobe Premiere Pro, After Effects, Adobe Audition, Encore, Photoshop Extended, Flash Professional, Illustrator and Adobe Media Encoder technologies with a file management and control center called Adobe Bridge; integrates with Adobe Story.
Adobe Digital Publishing Suite—an integrated, online, hosted publishing solution for individual designers, traditional media publishers, ad agencies, and companies of all sizes that want to create, distribute, monetize, and optimize engaging content and publications for tablet devices; enables magazine and newspaper publishers, as well as individuals, to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices; combines hosted services, flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on Adobe Marketing Cloud; content is created and enhanced through integration with Creative Suite to enable a complete workflow for the creation and delivery of content to mobile device users via our new Content Viewer technology.
Adobe Dreamweaver—a professional software development application used by designers and developers to create and edit HTML websites and mobile apps; provides a broad range of capabilities for web publishing, enabling online commerce, and providing online customer service and educational content; includes capabilities for visually designing HTML5 pages, coding HTML5 and application logic.
Adobe Edge Tools & Services—new web tools and services which include: Edge Animate, a web motion and interaction design tool that allows designers to create animated content for websites, using web standards like HTML5, JavaScript and CSS3; Edge Inspect, an inspection and preview tool that allows front-end web developers and designers to efficiently preview and debug HTML content on mobile devices; Edge Code, a code editor, built on the Brackets open source project, optimized for web designers and developers working with HTML, CSS and JavaScript; Edge Reflow, a web design tool to help users create responsive layouts and visual designs with CSS; Edge Web Fonts, a free web font service for using a growing library of open source fonts on websites and in apps; Typekit, a service that gives designers and developers access to a library of hosted, high-quality fonts to use on their websites; and PhoneGap Build, a service for packaging mobile apps built with HTML, CSS and JavaScript for popular mobile platforms.
Adobe Encore—professional DVD authoring and creation software that is included as part of Adobe Premiere Pro; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats including Blu-ray, ensuring a wide degree of playback compatibility.
Adobe Fireworks—a professional graphics design tool that allows users to create designs for websites and mobile apps quickly, without coding; enables the development and delivery of vector and bitmap images, mockups, 3D graphics, and interactive content for popular tablets and smartphones; integrates with Dreamweaver, Flash and Photoshop, and supports AIR application development.
Adobe Flash Professional—provides an advanced development environment for creating internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Flash Professional are deployed via the web to browsers that run Adobe Flash Player, and to devices as installable applications using Adobe AIR. The Toolkit for CreateJS, which was included in Flash Professional CS6, introduces the ability to use Flash Professional to create and publish interactive content for the standards-based web using HTML and JavaScript without any need for the Flash Player or AIR.
Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications, websites and video production.
Adobe InCopy—a professional writing and editing solution that tightly integrates with Adobe InDesign software to enable an efficient collaborative workflow between design and editorial staff.
Adobe InDesign—a page layout application for publishing professionals; based on an open, object-oriented architecture that enables Adobe and its industry partners to deliver powerful publishing solutions for printed and digital magazine, newspaper and other publishing applications.
Adobe InDesign Server—delivers a robust and scalable engine that leverages the design, layout, and typographical capabilities of Adobe InDesign software to enable third-party systems integrators and developers to programmatically create engaging automated documents; enables Adobe partners to provide new levels of automation and efficiency in high-end editorial workflows, collateral creation, variable data publishing and web-based design solutions.
Adobe Muse—new offering available through subscription and Creative Cloud which enables designers to create HTML websites like they would design print layouts, without having to write code; websites can be published with Adobe Business Catalyst service or any hosting provider.
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
Adobe Prelude—software used by video professionals to streamline post-production tasks; integrates with other Adobe video software including Adobe Premiere Pro, and is included in several configurations of Creative Suite.
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
Adobe SpeedGrade—new software used by video professionals to color grade their video within video production workflows; integrates with other Adobe video software including Adobe Premiere Pro, and is included in several configurations of Creative Suite.
Adobe Story—an online collaborative script development tool made available as a hosted service; enables writers to author scripts quickly with automatic formatting, and collaborate online. used to begin the planning and preproduction phase of video workflows to be integrated with other Adobe products; developed to create more efficient video production workflows while reducing production costs; automatically turns content in scripts into relevant metadata that can be used throughout the Adobe digital video workflow; offered in two versions: Adobe Story Free and Adobe Story Plus.
Adobe Typekit—subscription-based cloud service that provides the delivery of hosted, high-quality fonts for use on websites; enables designers and developers to deliver beautiful type that enhances the web experience; Typekit fonts are offered as a standalone service, as part of Edge Tools and Services, and as part of Adobe's Creative Cloud service.
Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered digitally; provides a teleprompter, video creation capabilities, and an entire library of customizable graphics, effects, titles, music, and templates; can be used to convert a Microsoft PowerPoint presentation into a narrated video that can be posted online; can also be used to self-produce video broadcasts, conferences, distance learning courses, campus-wide newscasts, and more.
Digital Media—Touch App Products
Adobe Revel—touch-based photo app and service for Mac, iPad, and iPhone users; gives users access to their photo libraries from multiple devices no matter which one they are using; allows users to utilize powerful photo-processing technology based on Adobe Photoshop Lightroom software to enhance their images.
Adobe Ideas—a vector-based sketching app designed to enable creative professionals to capture their ideas and be a companion tool for other professional design applications from Adobe, including Illustrator and Photoshop; available for the iPhone and iPad.
Adobe Photoshop Touch—touch-based iPad and Android tablet app; enables users to edit images and apply professional effects using core Photoshop features, and then digitally share the results through social networking sites like Facebook.
Digital Media—Developer and Platform Products
Adobe AIR—client software and packaging technology that allows developers to use existing web development skills (e.g. HTML, Ajax, Flash and Flex) to build and deploy standalone applications (RIAs) on PCs and mobile devices.
Adobe Flash Builder—a cross-platform development environment based on Eclipse for building games and applications in Actionscript and using the open-source Flex framework; enables developers to develop apps and games for browsers, PCs and mobile devices.
Adobe Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices; provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.
Adobe Flash Platform Services—services that enable developers and publishers to distribute and monetize applications across multiple distribution channels.
Adobe Flex—a free, open source framework for building applications that deploy consistently on major browsers, desktops, and computer operating systems by leveraging the Adobe Flash Player and Adobe AIR runtimes. Adobe Flex 4.6 was the final release by Adobe. All subsequent versions are released by the Apache Software Foundation following Adobe's contribution of Flex to Apache.
Adobe PhoneGap—PhoneGap is a free, open source framework for building cross-platform mobile applications using HTML, CSS and JavaScript that run on popular mobile operating systems such as Android, iOS and BlackBerry; PhoneGap Build is our solution to assist developers with creating mobile applications which leverage the open source framework; it is offered as a standalone solution and as part of our Adobe Edge Tools & Services.

Digital Media—Acrobat and Document Services Products
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
Adobe Acrobat Pro—in addition to all the capabilities of Acrobat Standard, Acrobat Pro delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation and measuring tools; also allows users to insert Flash video or H.264 video for direct playback in the most recent versions of Adobe Acrobat and Adobe Reader software, create dynamic HTML and PDF forms with Adobe FormsCentral that is included with Acrobat Pro, ad hoc form distribution and data collection, and create Adobe PDF documents that enable Adobe Reader users to digitally sign Adobe PDF documents, participate in a shared review and fill and save in forms.
Adobe Acrobat.com—an online collaboration service which provides simple web conferencing, centralized online file sharing and storage capabilities, and online collaborative applications like a word processor and a spreadsheet authoring tool.
Adobe CreatePDF—an online PDF file creation service that provides easy conversion of almost all document files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading web browsers or on computers via the free Adobe Reader.
Adobe EchoSign—offered as part of Adobe's online document exchange services platform, EchoSign enables customers to electronically sign documents via a simple cloud-based service.
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
Adobe Marketing Cloud Solutions
We offer the Adobe Marketing Cloud, our set of digital marketing solutions and services used to manage and enhance online, offline and multi-channel business initiatives, which we host and deliver to our customers on-demand and also provide as an on-premise solution for some products.
Our Adobe Marketing Cloud solutions include a complete set of analytics, social, advertising, targeting and Web Experience Management solutions and a real-time dashboard that brings together everything marketers and advertisers need to know about their marketing campaigns. It helps users of the solutions obtain data to gain insights and act upon their data more quickly.
Our solutions utilize data from online channels such as mobile, social and digital video; data from enterprise systems such as Customer Relationship Management (“CRM”) applications; content that can be assembled to create personalized experiences; and common services that allow the ability to access the data and content. These solutions and services are accessed primarily by a web browser, and are built on a scalable and flexible computing architecture. As such, these components and services reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing customers' flexibility in allocating their IT capital investments.
Adobe Marketing Cloud is comprised of several components listed below, organized around key solutions which address the broad needs of digital marketers.
Adobe Analytics
Adobe Analytics combines the power of actionable analytics and audience segmentation with the distributed value of reporting and sharing of key business analysis and connects it for data driven marketing. It includes the following key product components:
Adobe SiteCatalyst—hosted software that provides users the ability to capture, store and analyze information generated by their websites and other sources and to gain real-time business insights via charts, graphs and dashboards into the performance and efficiency of marketing and sales initiatives and other business processes; built on a scalable and flexible computing architecture.

Adobe Discover—hosted software that provides web analysts and digital marketers with insight and concise web analytics marketing segmentation as revealed by real-time visitor information; enables businesses to understand a comprehensive, multi-dimensional view of their customers through accurate and timely information such that they can make informed decisions to improve the performance of their business.
Adobe DataWarehouse—contains information captured by SiteCatalyst, our core Analytics product offering, and other Digital Marketing applications.
Adobe ReportBuilder—a plugin that enables marketers to perform specialized analysis and easily create customized reports inside of Microsoft Excel; provides users with an intuitive, easy-to-use wizard that guides them through the process of importing real-time online analytics data from our SiteCatalyst analytics product.
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
Adobe Social
Adobe Social helps organizations measure and manage marketing activities across owned, earned and paid media—ensuring the impact of social is properly attributed. It includes the following key product components:
Adobe Social—enables marketers to use social data as an input to optimizing interactions with their customers and prospects across all channels; helps users see social media data with other analytics data by integrating the two to give real-time measurement and segmentation information on social networks; with this insight, marketers can measure the impact of social media on their business and understand how conversations on social networks and online communities influence marketing performance.
Adobe CQ Social Communities—used by marketers to leverage social media and dedicated branded communities on their digital properties; enables customers to build out their social presence on their websites with user-generated content alongside premium content; marketers can use its functionality to offer social login, social plug-ins, comments, ratings, forums, blogs, social calendaring, and extended user profiles; also enables marketers to interact directly with their customers, foster online communities and encourage customer connection to increase engagement and drive higher brand loyalty and conversions.
Adobe Media Optimizer
Adobe Media Optimizer combines portfolio and rules based ad management with intelligent campaign forecasting and targeted ad delivery for data optimized advertising. It includes the following key product components:
Adobe AdLens—a cloud-based, unified ad management system for digital marketing efforts across search, display, and social media channels; offers insight, control, and automation for cross-channel campaign management; users can manage and optimize search, display and social advertising as a unified campaign; includes data integration with Adobe SiteCatalyst; enables advertisers to utilize conversion metrics to make strategic media decisions and deliver optimal return on their advertising spending; also provides integration with Adobe AudienceManager for targeted audience segmentation to ensure marketers can have their advertising campaigns reach their intended targeted audiences. AdLens was formerly known as Efficient Frontier, and also combines the features of our product formerly known as Adobe SearchCenter.
Adobe AudienceManager—hosted software that enables advertisers and publishers to maximize their online ad investment through online audience optimization; helps marketers consolidate audience information from all available sources and assists with identifying, quantifying, and optimizing high-value target audiences, which can then be offered to advertisers via an integrated, secure, privacy-friendly management system that works across all advertising distribution platforms.
Adobe AudienceResearch—hosted software that provides publishers with certified metrics, enabling insight into audience size and engagement for websites, mobile applications, and digital magazines; leveraging data from Adobe SiteCatalyst installations, it certifies the quality of the data and delivers accurate and consistent reporting in real time through relationships with the Media Rating Council, the leading digital auditing service, and the Interactive Advertising Bureau, which drives industry guidelines for audience measurement.

Adobe Target
Adobe Target helps organizations dynamically test and present highly customized experiences to a digital property in order to drive significantly higher conversion rates. It includes the following key product components:
Adobe Recommendations—hosted software that enables businesses to promote products and content online; utilizes flexible data and behavioral driven algorithms, allowing our customers to increase conversions on their websites by ensuring relevant choices are automatically presented to their customers, either on websites or through email campaigns.
Adobe Search&Promote—hosted software which enables marketers to optimize how visitors browse, find, compare, and select relevant products and content on web and mobile sites; marketers can easily promote priority items based on business objectives and visitor intent, as well as automate merchandising and promotions activity via certain triggers or metrics; provides flexible search and navigation interfaces, social browsing, sort and filter options, refinements based on multiple facets such as color, gender and customer ratings, an advanced marketer console to monitor conversion metrics and paths, and a visual rule builder to manage promotions.
Adobe Test&Target—hosted software that gives digital marketers a website optimization tool with the capabilities to make their online content and offers more relevant to their customers, yielding the potential for greater customer conversion; provides an intuitive interface for designing and executing tests, creating audience segments and targeting content.
Adobe Test&Target 1:1—hosted software that enables digital marketers to personalize the presentation of content and offers that a visitor may find most relevant, increasing the likelihood of engagement and conversion; enables marketers to target individual site visitors rather than predefined visitor segments; includes self-learning algorithms which minimize the investment required to target individuals with personalized content and offers; content can be optimized to any key performance indicator, including revenue, conversion, or click-through rate.
Adobe Experience Manager
Adobe Experience Manager enables marketers to create, manage, and optimize online customer experiences to build brand, drive demand and extend reach in the digital world. It integrates Adobe's broad portfolio of industry-leading tools to empower marketers to execute with ease, agility, and effectiveness. Experience Manager also facilitates collaboration with IT by providing the unified tools and platform to enable them to rapidly develop and deploy new templates, designs, and components for web, mobile and social channels to business users.
The foundation of our Experience Manager solutions is Adobe CQ, our WCM platform which enables organizations to deliver carefully tailored customer experiences across web and mobile channels. Experience Manager also provides a rich analytics framework by enabling powerful, embedded integrations with a collection of analytics applications for online business optimization. This framework enables marketers to collect, test, and measure customer interactions with their brand to further refine the user experience, reinforcing a sustained, virtuous cycle that is constantly optimizing.
Key capabilities offered by Experience Manager include:

•
Automated personalization—marketers can deliver targeted content to customers based on their persona, context, and other data, and simulate user experiences for different personas. As marketers identify which offers and content are relevant to their customers, they can continually evolve their experiences by executing multiple testing to improve content relevance in any channel;

•
Cross-channel-marketers can rapidly deliver content to all screens, as Adobe CQ automatically detects a user's device and sends the representation optimized for its device group. Content authors can simulate the experience for mobile sites and mobile applications as it would appear on a particular device;

•	Digital Asset Management —provides the ability to organize and manage digital assets with a single repository;

•
Social communities—marketers can easily embed social properties such as wikis, blogs, calendars, and forums to glean customer insights to drive their business forward, foster brand advocates to evangelize their products and services, and empower their customers to share their own content, driving deeper engagement with their brand; and

•	Campaign management—Automates the management of multi-channel campaigns to help marketers handle customer segments, lists, leads, and reports.

Adobe Experience Manager includes the following key product components:
Adobe CQ—our WEM, DAM, and social collaboration platform that enables interactive marketers to leverage the online channel as the most cost-effective marketing vehicle to engage customers and prospects to increase competitive advantage and drive revenue; offered as a hosted and on-premise solution.
Adobe Scene7—hosted solution used to enhance, publish, and deliver dynamic marketing assets to web, mobile, social, email, and print; enables businesses to leverage consumer data and tailor content delivery to provide a rich, immersive digital experience to each consumer in real-time; content is tailored by dynamically generating and delivering variations of rich content that is relevant for consumer engagement across channels and devices; used by many leading online retail websites to automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.
Landing Pages—enables digital marketers to quickly create, edit, and publish landing pages and microsites that build brand, drive demand, and reach new customers with agile digital experiences.
Adobe CQ Social Communities—used by marketers to leverage social media and dedicated branded communities on their digital properties; enables customers to build out their social presence on their websites with user-generated content alongside premium content; marketers can use its functionality to offer social login, social plug-ins, comments, ratings, forums, blogs, social calendaring, and extended user profiles; also enables marketers to interact directly with their customers, foster online communities and encourage customer connection to increase engagement and drive higher brand loyalty and conversions.
Digital Asset Management—provides a repository for organizing and managing digital assets; integrates with Adobe CQ and Adobe's creative authoring tools to provide a seamless path from asset creation to storage, approval, publishing, and reuse; designed to manage assets and dynamically deliver rich media, including video, for multi-channel distribution; uses web-based shared workspaces for workflow-based idea sharing and offers 24/7 self-service of marketing materials and video and image libraries; simplifies planning, production, and distribution of digital assets within organizations and with external digital agencies.
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
Media & Advertising Solutions
We provide solutions for creating, delivering and monetizing video, enabling customers such as media and entertaining companies to expand the reach of their business using an entire workflow from Adobe. Within our Digital Media business our content creation tools are managed and offered to help customers create professional and premium video content. As part of our video content creation solutions, we also offer Adobe Anywhere which enables video teams to collaborate and develop video content, using access to shared media across standard networks virtually anywhere they have internet connectivity.
As more and more premium video delivery has migrated to the web, Adobe has built out solutions in our Digital Marketing business to assist customers with delivering, protecting and monetizing their video assets. In 2012, we announced Project Primetime, which is a unified video platform that helps customers achieve broadcast audience reach, lower operating costs, and boost revenue from ad sales. Our solution delivers a TV-like viewing experience across platforms, including iOS and Android, and on devices from desktops to tablets to Smart TVs. Project Primetime provides a single, end-to-end workflow that links our streaming, DRM, ad serving, audience management, analytics, and optimization technologies.
Our efforts with Project Primetime are based on the development and integration of the following products and solutions:
Adobe Access—a scalable, flexible content protection solution which provides an efficient workflow to help companies deliver and protect premium video across desktops, mobile devices, and platforms, including iOS and Android; as an UltraViolet approved DRM technology, it also extends audience reach and enables a variety of business models, including HD rental, subscription, and electronic sell-through.
Adobe Auditude—a video ad serving platform that provides premium TV-like commercial breaks during video delivery, supported by robust tools and services to drive the highest volume of advertising demand from direct and indirect sales; enables seamless ad insertion across PC, iOS and Android devices, set-top boxes, game consoles, and other internet-connected video playback devices; allows marketers to deliver relevant, targeted advertising with full control over ad quality and sequencing.

Adobe Media Server—a family of server-based software which provides video publishing and workflow capabilities that enable customers to deliver video to PC and non-PC platforms, including those running iOS and Android; utilizes flexible delivery methods which can save bandwidth costs and lighten network load; offered to customers with different levels of capabilities:

•
Adobe Media Server Standard—base level version enables customers to deliver video on-demand and live through HTTP delivery to reach broad video audiences using iOS and Adobe Flash Player compatible devices and PCs.

•
Adobe Media Server Professional—combines with Adobe Access software to enable customers to stream protected, studio-grade content using a single DRM workflow across desktops, connected TVs, tablets, and smartphones, including iOS and Android devices.

•	Adobe Media Server Extended—broadens video delivery broadcast capabilities by enabling customers to serve video to more viewers on a large scale with peer-to-peer capabilities.

•
Adobe Media Server on Amazon Web Services—an easy and affordable way for customers to deploy multiprotocol media streaming that scales to meet business needs; supports Dynamic HTTP Packaging, protected HTTP streaming, and DRM for Apple HLS; enables a single packaging and protection workflow, and provides delivery scale through integration with Amazon CloudFront.

Adobe Media Encoder—a free media encoder and live audio and video capture software, also available as part of Adobe Creative Cloud and our Creative Suite video products; streams audio and video in real time to Adobe Media Server software; enables web broadcasts of live events such as sporting events, concerts, webcasts, and news and educational events.
Adobe Pass for TV Everywhere—as part of the TV Everywhere industry initiative, Adobe Pass enables content owners to verify a user's entitlement to content in a manner that is simple and secure; implemented as a hosted service, it allows for back-end integration based on the business rules required by both programmers and pay TV providers; helps content owners and pay TV providers take their content to the internet with a secure environment to prevent fraud, and a superior customer experience.
Adobe Video Streaming Service—via CDN partners, Adobe offers hosted services for streaming on-demand video for the Adobe Flash Player runtime across high-performance networks; built with Adobe Media Server, Adobe Video Streaming Service provides an effective way to deliver .flv video to large audiences without the overhead of setting up and maintaining streaming server hardware and network.
HTTP Dynamic Streaming—enables on-demand and live streaming of standards-based MP4 video over regular HTTP connections; gives content creators, developers, and publishers more choice in high-quality media; while the Real Time Message Protocol remains the protocol of choice for lowest latency, fastest start, dynamic buffering, and stream encryption, HTTP Dynamic Streaming enables leveraging of existing caching infrastructures, and provides tools for integrating content preparation into existing encoding workflows.
Digital Marketing—Digital Enterprise Products
Adobe Connect—a rich web-based SaaS offering or on-premise perpetual license server communication system that enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Adobe Connect Events Server or hosted service, and modules that provide specific application functionality, including Adobe Connect Training and Adobe Connect Events; can be deployed with either some or all of these components together; Adobe Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Adobe Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the web.
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
Adobe LiveCycle Managed Services—LiveCycle is available as on-premise software or as a managed services offering delivered in partnership with Amazon.com. LiveCycle Managed Services customers pay Adobe an annual subscription fee. In return, Adobe provisions and manages a LiveCycle instance for the customer on Amazon Web Services. By outsourcing the management of their LiveCycle instance to Adobe, customers benefit from increased capital efficiency and reduced complexity. As a result, customers can focus more of their efforts on providing successful user outcomes and less on the tasks of managing computing infrastructure.
Adobe Central Pro Output Server—a server-based software application for document generation that allows organizations to create personalized, customer-facing documents from any data source, including legacy, line-of-business, enterprise resource planning or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements and checks for delivery via Adobe PDF, the web, e-mail, fax or print; works with Adobe Output Designer which is a companion tool used to create sophisticated document templates.
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
Adobe Captivate—enables users to rapidly create professional and engaging eLearning content-including software simulation, quizzes, animation and multimedia-and deliver the content in .flv and other formats; the content can be created without any programming or multi-media skills and can be published to CD/DVDs and Learning Management Systems used in training, sales, marketing and customer support applications; often used in combination with Adobe Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to end users of rapid training and eLearning solutions.
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
Adobe eLearning Suite—an integrated set of software for creating professional eLearning and HTML5-based courseware; includes capabilities of Adobe Captivate, Flash Professional, Dreamweaver, Photoshop Extended, Acrobat, Adobe Presenter, Adobe Audition and Adobe Bridge.
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
Adobe RoboHelp—an easy-to-use authoring and collaboration tool used by developers and technical writers to create professional help systems and documentation for desktops, smartphones, tablets and web-based applications; utilizes support for HTML5, WebHelp, Compiled Windows HTML Help (“CHM”), AIR Help, PDF, eBook, and native mobile apps.
Adobe Shockwave Player—a rich media player used for deploying multimedia content for use in internet solutions including education, training, games and commerce.
Adobe Technical Communication Suite—an integrated set of software for technical communicators who create and delivery technical-orientated content; includes Acrobat, Adobe Captivate, FrameMaker, Illustrator and RoboHelp technologies; helps customers improve their workflows, especially technical communicators who want a single solution to meet their content creation and publishing needs.
FreeHand MX—a legacy professional vector graphics tool designers and illustrators use to create images.

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
Digital Media
In our Digital Media segment, we offer Adobe Creative Cloud and Adobe Creative Suite in multiple editions which consist of combinations of several of our technologies. In addition to offering the technologies within these products, we also offer many of them as individual software applications. These products compete with those from many companies, including Apple, Aviary, Avid, Corel, Microsoft, Quark and others, as well as from many lower-end offerings available on touch-enabled devices via app stores, and from various open source initiatives.
Of the competitors listed, no single company has offerings identical to our Creative Suite and Creative Cloud family of products, but our products face collective competition from a variety of point offerings, free products and downloadable apps. For instance, Aviary provides for a free set of online, cloud-based creative tools via its partners' websites and mobile applications. Its tools run inside web browsers and mobile applications and include an image editor, a vector graphics editor, a special effects tool, and audio and music tools.
We believe our Creative Suite and Creative Cloud family of products competes favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics. The individual technologies within Creative Cloud and the Creative Suite editions also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.
As discussed below, we also believe our individual Creative Suite and Creative Cloud products compete favorably against those offered by competitors noted above.
Our InDesign product, used for professional page layout, faces competition from offerings such as Quark Xpress in the professional page layout market. We believe InDesign competes favorably due to the innovative features of InDesign, its improved integration with our other products, our strong brand among users, positive reviews by industry experts, and more recent innovations which address customer challenges related to publishing for tablets which is delivered in concert with our new Digital Publishing Suite offerings.
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
The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. We believe Dreamweaver and Flash Professional face direct and indirect competition from desktop software companies such as Bare Bones Software, FlashDevelop, JetBrains, Panic, MacRabbit, MacroMates, and various proprietary and open source web authoring tools. We also face competition from Microsoft Visual Studio products, and other integrated development environments that enable developers to create web applications from companies such as BEA Systems (a subsidiary of Oracle), Borland (owned by Micro Focus) and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft's ability to target its web software to users in markets it dominates. These target customers include users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer web browser and Microsoft Visual Studio.
Our Flash technologies, including Adobe Flash Player and Adobe AIR, face competition from alternative approaches to building rich content and web applications such as JavaFX, HTML5, native applications and Unity.

The HTML specification, which among other things describes the syntax and format for encoding web pages, has evolved over several decades and Adobe has participated in its evolution. Our tools are among the leading applications used by web designers and developers to create HTML-based content that is displayed and viewed in web browsers.
The newest version of HTML, commonly known as HTML5, is being developed by an industry consortium that includes Adobe and leading browser vendors such as Apple, Google and Microsoft, and contains new features which compete with some of the features of Flash. These features include the ability to create and display rich advertising and play video natively within the browser. We are working to implement support for HTML5 in our creative product solutions, and we believe we will provide the widest array of support and tooling for HTML5 content creation over time. We are also contributing Adobe technology to WebKit, the open source project utilized by popular internet browsers such as Apple's Safari and Google's Chrome browser, to improve the user experience for HTML5-based content in areas such as publishing and animated graphics. By increasing the capabilities for displaying rich content in browsers with HTML5, we believe we can increase the desire by web content creators for our tools that create such content.
As it relates to Flash, we believe that Flash technology-based content and tooling have a significant technology lead over other solutions trying to replicate its feature sets on PC-based systems, particularly in use cases such as online gaming, web applications, 3D-based content, and premium online video delivery. Given Apple's considerable market share with smartphones and tablets, and Apple's decision to not support Adobe Flash Player on its mobile devices, in 2011 we decided (based on this and other factors) to discontinue new development on Adobe Flash Player for mobile browser implementations in favor of supporting Adobe AIR for the packaging of standalone mobile applications developed using Flash technologies.
As it relates to HTML5, we believe demand for authoring using new HTML5 features will intensify the competition in the professional web page layout market. We also believe the potential fragmentation of HTML5 implementations by the various browser vendors that compete with each other will create the need for tool improvements to address the disparities between platforms and devices that could result. Our Dreamweaver product, new Adobe Edge Tools & Services and Adobe Muse are well positioned to assist customers with migrating to new versions of standards such as HTML5, as well as delivering the means to create rich, interactive experiences on devices and screens of all sizes. We expect new tools and solutions to come to market that will compete with our tools. However, we believe our continuing innovation in our tools, and how these tools are integrated with other Adobe technologies that are used by web content creators, creates a value proposition that is greater than those trying to compete with our web page content creation offerings.
As customers such as publishers and media companies increase their desire to deliver their assets to new platforms such as mobile devices and tablets, we expect new and existing companies to continue to offer solutions that address these challenges that are competitive with our Digital Publishing Suite. Many design agencies are building capabilities to offer such solutions, and companies such as Amazon, Apple, Aquafada, Google, Texterity and Zinio offer an alternative format and business model for the delivery of newspaper and magazine content to mobile devices.
With our Adobe Media Server solution, we face competition from Microsoft with its Windows Media Server for Windows Media and Silverlight, as well as Apple, Move Networks, Real Networks, Wowza Media Systems and others.
Our tools used to create applications for PCs and mobile devices such as smartphones and tablets are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products that compete with our tools for creating mobile applications include solutions that utilize Java and Scalable Vector Graphics. On Apple devices running the iOS operating system, on devices running Microsoft operating systems and on devices running the Google Android operating system, developers can choose to use native development environments for those platforms. They can also utilize other developer solutions that can be compiled to run on such devices, including those from companies such as Appcelerator, Unity Technologies, Sencha and Strobe.
We believe our robust programming model and developer tools used to create rich content, our large developer community and ecosystem that utilize our tools and the growth of companies who utilize our Flash, AIR, PhoneGap and PhoneGap Build solutions as a basis for rich content and application delivery across multiple screens are key assets in our ability to effectively compete in this market. Further, the rich expressiveness of Flash, which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects resulting in rich user experiences and interfaces in browsers on PC platforms and as applications across PC and mobile device platforms such as iOS and Android, is a key differentiation when compared to the capabilities of alternate solutions, especially for gaming and premium video delivery use cases.
The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, PCs, tablets, mobile phones and other new devices. Our imaging and video software offerings, including Photoshop, Photoshop Lightroom, Photoshop Elements, After Effects, Adobe Audition, Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new and free products, including web services and mobile/tablet applications that compete directly with our Adobe Revel offering.
In professional digital imaging, software applications and services compete based on product features, brand awareness and price sensitivity. In addition to competition with Apple's Aperture product, our Photoshop and Photoshop Lightroom products face direct and indirect competition from a number of companies, including Corel. New image editing applications for mobile devices and tablets with features that compete with our professional products are also emerging as adoption of these devices grows. Our Adobe Photoshop products compete favorably due to high customer awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product and our ability to leverage core features from our other established products.
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
In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Phase One, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple with their iPhoto product and Microsoft as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face potential competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, new social networking platforms such as Facebook (including its Instagram offering) and portal sites such as Google and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software.
Competition is also emerging with a new category of imaging and video applications on tablet and smartphone platforms. Existing as well as new competitors are extending their products and feature sets to platforms such as Apple's iPad and potentially other tablet devices. Similarly, new cloud-based SaaS offerings continue to emerge which offer image editing and video-editing capabilities, as well as social and sharing features. In addition to competing with our own mobile applications such as Photoshop Express, our Lightroom product and our Photoshop Elements and Adobe Premiere hobbyist products, these products could start to encroach upon the feature sets of our professional tools.
Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate towards the use of digital camcorders and digital video production on their computers, and DVD systems and online video for rich media playback. Our After Effects, Adobe Audition, Encore and Adobe Premiere Pro software products, as well as the Adobe Creative Suite Production Premium edition which contains these products, face competition from companies such as Apple, Avid, Canopus (owned by Grass Valley), Sonic (owned by Rovi) and Sony.
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
Digital Marketing
The markets in which our Digital Marketing business unit competes are growing rapidly and characterized by intense competition. Our Adobe Marketing Cloud solutions face competition from large companies such as Google, Yahoo!, Microsoft, Oracle, IBM, HP, salesforce.com and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets, increasing competition. Certain of these competitors provide software on demand to customers, generally through a web browser, or provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers' or potential customers' internally developed applications. Of the competitors listed, no single company has products identical to our Digital Marketing offerings. Our Digital Marketing solutions compete in a variety of areas, including: reporting and analytics; multi-channel marketing and optimization; online and social marketing; web experience management and others.
In the market of Digital Marketing, we believe our creative tools heritage differentiates us from our competitors; we have worked closely with marketing and creative customers for thirty years. We also believe we have market leadership in the digital marketing market, with current customers representing leading brands in the world including markets such as financial services, global media, retail and auto manufacturing. Our comprehensive solution to serve the needs of customers in this market extends further than any other company addressing the opportunity; we integrate content and data, analytics, personalization, web experience management, campaign management and social capabilities in our Adobe Marketing Cloud, surpassing the features of any competitor. Most importantly, we provide a vision for our digital marketing customers as we engage with them across the important aspects of their business, extending from their use of our Creative Cloud, to how they manage, deliver, measure and monetize their content with our Adobe Marketing Cloud.
Our current principal competitors for our reporting and analytics offerings include companies that offer web analytics and optimization services on-demand such as ComScore (which recently acquired AdXpose and Certifica), Google, IBM (which owns Coremetrics, Unica and Tealeaf), Microsoft, WebTrends, Xiti and Yahoo!. We also compete with software and business intelligence vendors, such as Infor (which owns Epiphany), Nielsen/NetRatings (which is a part of the Nielsen Online Unit of the Nielsen Company) and SAS Institute. In addition, we also compete with online marketing service providers, such as DoubleClick (owned by Google), Microsoft Advertising (formerly aQuantive when acquired by Microsoft) and 24/7 Real Media (acquired by WPP). Our Insight products compete with channel analytics providers, such as AsterData (owned by Teradata), Clickfox, Netezza (owned by IBM), QlikTech and Truviso.
In addition to competing with large search, display and social companies, our AdLens products and multi-channel campaign management offerings, including those obtained through our acquisition of Efficient Frontier, compete with point solutions providers such as Bluekai, Criteo, DecideDNA (owned by WPP), DoubleClick Search (owned by Google), IgnitionOne, Kenshoo and Marin Software.
Our Target solutions compete with multivariate testing providers, such as Kefta (owned by Acxiom Digital), Memetrics (owned by Accenture), Monetate, Optimizely, Optimost (owned by HP) and [x + 1]. Our Target products and solutions compete with intra-site search vendors and merchandising solutions providers such as Autonomy (owned by HP), Celebros, Endeca Technologies (owned by Oracle), FAST Search and Transfer ASA (owned by Microsoft), Fredhopper, Google, Nextopia Software and SLI Systems.

Our Adobe Social offerings compete primarily with social monitoring platforms such as Radian6 (owned by salesforce.com) and Visible Technologies, as well as with social marketing companies such as Buddy Media (owned by Salesforce.com), Lithium Technologies, Vitrue (owned by Oracle) and Wildfire (owned by Google).
Our Experience Manager solution competes with: general enterprise content platforms, including products from Documentum (owned by EMC), HP (which acquired Autonomy), IBM, OpenText, and Oracle (which acquired FatWire); content management tools like Microsoft SharePoint; large-scale WEM systems from companies such as Vignette (owned by OpenText); and more specialized solutions, including products from Alfresco, CoreMedia, Percussion, and SDL. In addition, there are low-cost and open source alternatives, such as Drupal, Joomla!, and WordPress.
Many of the companies with which we compete offer a variety of products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices. In addition, large software, internet and database management companies have expanded and enhanced their offerings in the digital marketing area, either by developing competing services or by acquiring existing competitors or strategic partners of ours. For example, Apple provides its iAd service, Google offers both a free and premium web analytics service and acquired DoubleClick, one of our strategic partners, in 2007. Also, Microsoft offers a web analytics service, and offers Microsoft Advertising, which is based on Microsoft's 2007 acquisition of aQuantive; Yahoo! also offers a web analytics service based on its acquisition of IndexTools; Salesforce.com acquired Buddy Media and Radian6 to provide services to monitor and analyze social media conversations; Oracle acquired Endeca Technologies, FatWire, Involver and Vitrue and has entered into a definitive agreement to acquire Eloqua, and HP acquired Autonomy (which had previously acquired Interwoven) to increase their presences in the digital marketing space; and IBM, with its Coremetrics and Unica acquisitions, has extended its e-retailing offering in an initiative it calls Project Northstar. These competitors, given their significant resources and preexisting relationships with our current and potential customers, could compete effectively against us.
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
In the eLearning authoring market, our Adobe eLearning Suite and our Adobe Captivate product face competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith's Camtasia and more advanced eLearning and software simulation solutions such as Firefly, Lectora and Articulate. Competition in this market is based on speed of development and completeness of the features of products, ease-of-use and price. We believe our product can successfully compete based upon the strength of its broad range of features, its strong brand among users and its widespread adoption among training developers.
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
The table below lists our significant customer, as a percentage of net revenue for fiscal 2012, 2011 and 2010. Our significant customer is a distributor who sells products across our various segments.

	2012	2011	2010
Ingram Micro	11%	14%	15%
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
In fiscal 2012, no single customer was responsible for over 10% of our gross trade receivables. In fiscal 2011, Ingram Micro, Inc. represented 14% of our gross trade receivables.
Order Fulfillment for Physical Distribution
The procurement of the various components of packaged products, including DVDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our supply chain operations organization. We outsource our production, inventory and fulfillment activities to third parties in the United States, EMEA and APAC.
To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of DVDs, printing and assembly of components.
Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog as of January 18, 2013 and January 20, 2012.
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
In addition, Adobe has also created a large and vibrant partner ecosystem that includes a mix of Global System Integrators (“SIs”), Regional SIs, VARs, and Solution Partners. Adobe invests significant resources in enabling this ecosystem with the right skills and knowledge about our technologies and best practices. Consequently, this ecosystem provides our clients several different choices of partners, and a large accessible pool of skilled resources that can help deploy Adobe solutions. This approach not only creates value for our customers and partners, but also creates a large and productive go-to-market channel for our sales teams.
Support
A significant portion of our support revenue is composed of our extended enterprise maintenance and support offerings. These offerings entitle customers to:

•	the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year;

•	the right to receive technical support on the technology they have purchased from Adobe; and

•	the right to receive basic “how to” help in using our products.

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
During fiscal years 2012, 2011 and 2010, our research and development expenses were $742.8 million, $738.1 million and $680.3 million, respectively.
PRODUCT PROTECTION
We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We have a number of domestic and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe our patents have value, no single patent is material to us or to any of our reporting segments. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and subject to specific security and confidentiality constraints. From time to time, we secure rights to third party intellectual property as we decide is beneficial to our business.
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
EMPLOYEES
As of November 30, 2012, we employed 11,144 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 18, 2013 are as follows:

Name	Age	Positions
Shantanu Narayen	49
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

Mark Garrett	55
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

Michael Dillon	54
Senior Vice President, General Counsel

Mr. Dillon joined Adobe in August 2012 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Adobe, Mr. Dillon served as General Counsel and Corporate Secretary of Silver Spring Networks, a networking solutions provider, from November 2010 to August 2012. Before joining Silver Spring Networks, Mr. Dillon served in various capacities at Sun Microsystems, a diversified computer networking company, prior to its acquisition by Oracle Corporation. While at Sun Microsystems, from April 2006 to January 2010, Mr. Dillon served as Executive Vice President, General Counsel and Secretary, from April 2004 to April 2006, as Senior Vice President, General Counsel and Corporate Secretary, and from July 2002 to March 2004 as Vice President, Products Law Group. From October 1999 until June 2002, Mr. Dillon served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company.

Name	Age	Positions
Kevin Lynch	46
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

Bradley Rencher	39
Senior Vice President and General Manager, Digital Marketing

Mr. Rencher serves as Senior Vice President and General Manager of Adobe’s Digital Marketing business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to Senior Vice President of Business Operations prior to Adobe's acquisition of Omniture in 2009. Following the acquisition he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004.

Matthew Thompson	54
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

David Wadhwani	41
Senior Vice President and General Manager, Digital Media

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

Richard T. Rowley	56
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
If we cannot continue to develop, market and offer new products and services or upgrades or enhancements to existing products and services that meet customer requirements, our operating results could suffer.
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain; if we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the market for mobile, tablet and other IP-connected devices (“non-PC devices”), and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or offering of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenues, earnings or stock price and could weaken our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies and the support of certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.
We offer our PC application-based products primarily on Windows and Macintosh platforms. To the extent that there is a continued slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms, our business could be harmed. To the extent new releases of operating systems, including for non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, including limited functionality alternatives available at lower costs or free of charge, short product and service life cycles and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Annual Report on Form 10-K.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to (1) include functionality and usability in such releases that address certain customer requirements with which our operating history is not extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and consumer demand. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we are entering markets that are not yet fully mature. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where our operating history is not extensive, including cloud-based computing and non-PC device markets. These new offerings and markets require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing and non-PC device markets, and greater sales, consulting and marketing resources. If we are unable to successfully establish these new offerings in light of the competitive environment, our results of operations could be negatively impacted.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
To accelerate the growth of our business, we launched our subscription-based Creative Cloud offering in fiscal 2012. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. As our customers’ purchases trend away from perpetual licenses toward subscriptions, we are experiencing and will continue to experience a deferral of revenues and cash received from customers. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind expectations;

•	the increased emphasis on a cloud strategy may raise concerns among our installed perpetual license customer base;

•
we may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates, or we may select a target price that is not optimal and could negatively affect our sales or earnings;

•	our revenues are expected to decline over the short term and may decline over the long term as a result of this strategy;

•	our shift to a subscription licensing model may result in confusion among our customers, partners, resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where our operating history is not extensive. As our traditional perpetual license business shifts toward our subscription licensing model, our perpetual license revenue may decline more quickly than anticipated. Under a subscription model, downturns or upturns in sales may not be immediately reflected in our reported financial results. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and reduced cash flows.
As a result, a portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. A subscription model could also make it difficult for us to rapidly increase our revenues from subscription- or SaaS-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
Additionally, in connection with our sales efforts to enterprise customers and our introduction of enterprise term license agreements, a number of factors could make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
We may be unable to predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
The SaaS business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length, our Creative Cloud subscription agreements are generally month to month or one year in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S., Europe and other countries slows or does not improve, or if the U.S., Europe or other countries in which we do business experience further economic recessions, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We have in the past and may in the future acquire additional companies, products or technologies. We acquired Omniture in October 2009, Day Software (“Day”) in October 2010 and Efficient Frontier in January 2012, as well as other smaller business and asset acquisitions. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

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
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs through security breach, attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
Our new business models are more highly regulated, including for privacy and data security. We are also expanding these new models in countries that have more stringent data protection laws than those in the U.S. With these new business models, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share or transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective consumers, to understand how our products and services are being used, to respond to consumer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
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
Some of our lines of business and services, including our online store at adobe.com, our Creative Cloud offering, our hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 11% of our net revenue for fiscal 2012. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2012, no single agreement with this distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model and practices, such as our launch of Creative Cloud, including our release of Creative Cloud offerings for teams and enterprises, or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings or key performance metrics;

•	confusion on the part of industry analysts and investors about the long-term impact to our business resulting from our subscription offerings;

•	shortfalls in the number of paid, active Creative Cloud subscribers and ARR;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products, product enhancements or service introductions by us or our competitors;

•	seasonal variations in the demand for our products and services and the implementation cycles for our new customers;

•	the loss of a large customer or our inability to increase sales to existing customers and attract new customers;

•	variations in our or our competitors' results of operations, changes in the competitive landscape generally and developments in our industry; and

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
As a global business that generates approximately 50% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
If sales to any of our customers outside of the Americas are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.
In addition, approximately 48% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations for various currencies. If the foreign currency hedging markets are negatively affected by clearing and trade execution regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the cost of hedging our foreign exchange exposure could increase.

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
For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.
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
Our cash equivalent and short-term investment portfolio as of November 30, 2012 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 30, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2012. We lease or sublease all of these properties with the exception of our property in Noida, India where we own the building and lease the land, our corporate offices in San Jose where we own the land and lease the buildings, and in San Francisco on Townsend, Waltham and Lehi where we own the building and land. All leased properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of our land lease in Noida, India that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all leased facilities is currently approximately $90.8 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales, marketing and administration
321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing
151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000	(1)	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration
3900 Adobe Way Lehi, UT 84043, USA	280,000		Research, product development, sales, marketing and administration
21 Hickory Drive Waltham, MA 02451, USA	108,000	(3)	Research, product development, sales and marketing
250 Brannan Street San Francisco, CA 94107, USA	35,000		Product development, sales and marketing
7930 Jones Branch Drive McLean, VA 22102, USA	34,000	(4)	Sales and marketing
1540 Broadway New York, NY 10036, USA	37,000		Sales and marketing
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(5)	Research, product development, sales, marketing and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development
Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P.	80,000		Product development
Salapuria Infinity, Ground Floor, 1st Floor, 3rd Floor #5, Bannerghatta Road, Bangalore	160,000		Research and product development
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales and marketing

Location	Approximate Square Footage	Use
China:
Block A, SP Tower, 11th, 19th, 21st & 22nd Floors Block B, SP Tower, 19th Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	94,000	Research and product development
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	71,000	Research and product development
UK:
Market House Market Street Maidenhead, Berkshire, SL6 8AD	49,000	Product development, sales, marketing and administration
Germany:
Grosse Elbstrasse 27 Hamburg	36,000	Research and product development
_________________________________________

(1)	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is subleased.

(3)	Of the total square footage of 108,000, we occupy 36,000 square feet, or approximately 33% of this facility; 54,000 square feet is unoccupied and the remaining square footage is leased.

(4)	The total square footage is 34,000, of which we occupy 31,000 square feet, or approximately 91% of this facility. The remaining square footage is subleased.

(5)	The total square footage is 122,000, of which we occupy 65,000 square feet, or approximately 53% of this facility; 42,000 square feet is unoccupied. The remaining square footage is subleased.
In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 88%.

ITEM 3.  LEGAL PROCEEDINGS
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed here or in our Notes to Consolidated Financial Statements , we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADBE.” The following table sets forth the high and low sales price per share of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2012:
First Quarter	$33.73	$26.46
Second Quarter	$34.70	$29.82
Third Quarter	$33.92	$30.02
Fourth Quarter	$34.61	$31.44
Fiscal Year	$34.70	$26.46
Fiscal 2011:
First Quarter	$35.39	$27.72
Second Quarter	$35.86	$31.68
Third Quarter	$33.01	$22.69
Fourth Quarter	$30.42	$23.26
Fiscal Year	$35.86	$22.69
Stockholders
According to the records of our transfer agent, there were 1,441 holders of record of our common stock on January 18, 2013. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2012 or fiscal 2011. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 30, 2012. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				2,000,000
September 1—September 28, 2012
Shares repurchased	—	$—	—	$—
September 29—October 26, 2012
Shares repurchased	1,024	$32.56	1,024	$(33,333)	(2)
October 27—November 30, 2012
Shares repurchased	1,014	$33.18	1,014	$(33,662)	(2)
Total	2,038		2,038	$1,933,005
_________________________________________

(1)
In April 2012, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program granted by the Board of Directors in June 2010, which was exhausted during fiscal 2012.

(2)
In September 2012, as part of the new stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. As of November 30, 2012, approximately $33.0 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2012	2011	2010	2009(1)	2008
Operations:
Revenue	$4,403,677	$4,216,258	$3,800,000	$2,945,853	$3,579,889
Gross profit	$3,919,895	$3,778,385	$3,396,498	$2,649,121	$3,217,259
Income before income taxes	$1,118,794	$1,035,230	$943,151	$701,520	$1,078,508
Net income	$832,775	$832,847	$774,680	$386,508	$871,814
Net income per share:
Basic	$1.68	$1.67	$1.49	$0.74	$1.62
Diluted	$1.66	$1.65	$1.47	$0.73	$1.59
Shares used to compute basic net income per share	494,731	497,469	519,045	524,470	539,373
Shares used to compute diluted net income per share	502,721	503,921	525,824	530,610	548,553
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(2)
Cash, cash equivalents and short-term investments	$3,538,353	$2,911,692	$2,468,015	$1,904,473	$2,019,202
Working capital	$3,059,608	$2,520,672	$2,147,962	$1,629,071	$1,972,504
Total assets	$9,974,523	$8,991,183	$8,141,148	$7,282,237	$5,821,598
Debt and capital lease obligations, non-current	$1,496,938	$1,505,096	$1,513,662	$1,000,000	$350,000
Stockholders’ equity	$6,665,182	$5,783,113	$5,192,387	$4,890,568	$4,410,354
Additional data:
Worldwide employees	11,144	9,925	9,117	8,660	7,544
_________________________________________

(1)	Fiscal 2009 includes the integration of Omniture into our operations which was not present in the prior years.

(2)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2012.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled Risk Factors in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2013. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
ACQUISITIONS
On January 13, 2012, we completed the acquisition of privately held Efficient Frontier, a multi-channel digital ad buying and optimization company. During the first quarter of fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing segment, however, the impact of this acquisition was not material to our consolidated balance sheets and results of operations.
During fiscal 2011, we completed six business combinations and two asset acquisitions with aggregate purchase prices totaling approximately $328.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates, however, the impact of these acquisitions was not material to our consolidated balance sheets and results of operations.
On October 28, 2010, we completed the acquisition of Day, a provider of Web Experience Management (“WEM”), digital asset management and social collaboration solutions based in Basel, Switzerland and Boston, Massachusetts for approximately $248.3 million. We have included the financial results of Day in our consolidated results of operations beginning on the acquisition date, however, the impact of this acquisition was not material to our consolidated balance sheets and results of operations in fiscal 2010. Following the closing, we integrated Day as a product line within our Digital Marketing segment for financial reporting purposes.
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
Revenue Recognition
Our revenue is derived from the licensing of perpetual and time-based software products, associated software maintenance and support plans, non-software related hosting services, consulting services, training and technical support.
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
For multiple element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third-party evidence (“TPE”) or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.
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
Product revenue is recognized when the above criteria are met. We reduce the revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. In determining our estimate for returns and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. Product returns may be more or less than what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell-through for product in the channel could be different than what actually occurs. There could be a delay in the release of our products. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus materially impacting our financial position and results of operations.
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
In fiscal 2012, the Executive Compensation Committee of Adobe's Board of Directors eliminated the use of stock option grants for all employees and stock option grants to non-employee directors were minimal. In lieu of stock options, we granted restricted stock units as the primary form of equity awards to employees. Stock option grants prior to fiscal 2012 continue to vest over the requisite service period and had a material impact to stock-based compensation cost for fiscal 2012 and are expected to have a material impact to stock-based compensation cost until the majority of stock options are fully vested.
We currently use the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan (“ESPP”) shares. This fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, the expected term of the awards, the risk-free interest rate, estimated forfeitures and expected dividends.
We use a 24-month expected term, which approximates our offering period. We estimate the volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
If we use different assumptions for estimating stock-based compensation expense for ESPP shares in future periods or if actual forfeitures differ materially from our estimated forfeitures for both ESPP shares and existing stock option grants that continue to vest, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.
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
We completed our annual impairment test in the second quarter of fiscal 2012 and determined there was no impairment. The results of our annual impairment test indicate there is no significant risk of future material goodwill impairment in any of our reporting units.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements made effective during the year ended November 30, 2012, that are of significance, or potential significance, to us.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.
RESULTS OF OPERATIONS
Overview of 2012
Effective in the first quarter of fiscal 2012, we modified our segments due to changes in how we operate our business. We combined our Creative and Interactive Solutions segment with our Digital Media Solutions segment and our Knowledge Worker segment, and named it Digital Media. We also renamed our Omniture segment to Digital Marketing and combined it with our Enterprise segment. These changes reflect our focus on our two strategic growth opportunities. Our Print and Publishing segment, which contains many of our mature products and solutions, continues to be reported as it was in fiscal 2011 and 2010. See Note 18 of our Notes to Consolidated Financial Statements for further segment and geographical information. Prior year information below has been updated to reflect these changes.
For fiscal 2012, we reported solid financial results and executed against our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
In May 2012, we launched Adobe Creative Suite 6 (“CS6”) which is at the center of Adobe Creative Cloud, our new subscription-based offering for creating and publishing content and applications that was also released in May 2012. The launch of CS6 included major updates to all of our core Creative Suite (“CS”) point products as well as four suite versions. Over time, we expect Creative Cloud to transform our business model and drive higher revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry, as well as keeping existing customers current on our latest release.
We anticipate accelerated adoption of Creative Cloud in fiscal 2013, which we expect will cause our traditional perpetual license revenue and, in turn, total net revenues in fiscal 2013, to decline. During this transition we do not anticipate a corresponding decrease in expenses, which we believe will adversely affect our net income and operating margin in fiscal 2013. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by (1) attracting new users, (2) keeping our end user base current and (3) thereby driving higher average revenue per user. Additionally, our shift to a subscription model will increase the amount of our recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.
We plan to continue to offer the perpetual licensing model as we transition our customers to this new subscription-based model.
To assist with the understanding of this transition and the related shift in revenue described above, we have introduced the use of certain performance metrics which we will use to assess the health and trajectory of our overall Digital Media segment.
These metrics include the total number of paid, active subscribers and Annualized Recurring Revenue (“ARR”). We define ARR as the sum of:

•	the number of paid, active subscribers, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•	twelve months of contract value of Enterprise Term License Agreements (“ETLAs”) where the revenue is ratably recognized over the life of the contract.
In addition, we expect renewal rates associated with Creative Cloud, and potentially other subscription offerings, will become key metrics used to measure their performance. Because the majority of Creative Cloud subscriptions have been annual and the Creative Cloud launched in May 2012, we have not yet reached the first anniversary of these annual subscriptions and, therefore, we anticipate that meaningful data regarding subscription renewal rates will first become available later in fiscal year 2013.
Financial Performance Summary for Fiscal 2012

•
We continue to derive the majority of our revenue from perpetual licenses. However, our subscription revenue, as a percentage of total revenue, has increased to 15% in fiscal 2012 from approximately 11% and 10% in fiscal 2011 and fiscal 2010, respectively, as we transition more of our business to a subscription-based model.

•
Our total revenue of $4.4 billion increased $187.4 million and $603.7 million, or 4% and 11%, from $4.2 billion and $3.8 billion in fiscal 2011 and fiscal 2010, respectively. The increase is primarily due to the continued success of our Adobe Marketing Cloud and Creative Suite family of products.

•
Cost of revenue and operating expenses of $3.2 billion increased by $106.5 million and $416.6 million, or 3% and 15%, from $3.1 billion and $2.8 billion in fiscal 2011 and 2010, respectively. These increases are primarily due to increases in costs associated with compensation and related benefits driven by additional headcount.

•	Income before income taxes of $1.1 billion increased by $83.6 million and $175.6 million, or 8% and 19%, from $1.0 billion and $943.2 million in fiscal 2011 and 2010, respectively.

•	Net income of $832.8 million remained stable compared to fiscal 2011 and increased $58.1 million, or 7%, from $774.7 million in fiscal 2010.

•
Net cash flow from operations of $1.5 billion remained stable compared to fiscal 2011 and increased $386.6 million, or 35%, from $1.1 billion in fiscal 2010 primarily due to increases in net income and deferred revenue and decreases in trade receivables from increased cash collections.

Revenue (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Product	$3,342.8	$3,416.5	$3,159.2	(2)%	8%
Percentage of total revenue	76%	81%	83%
Subscription	673.2	458.6	386.8	47%	19%
Percentage of total revenue	15%	11%	10%
Services and support	387.7	341.2	254.0	14%	34%
Percentage of total revenue	9%	8%	7%
Total revenue	$4,403.7	$4,216.3	$3,800.0	4%	11%
As described in Note 18 of our Notes to Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including our digital marketing services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue. Of the $673.2 million, $458.6 million and $386.8 million in subscription revenue for fiscal years 2012, 2011 and 2010, respectively, approximately $553.2 million, $429.2 million and $375.3 million, respectively, is from our Digital Marketing segment, with the remaining amounts representing our Digital Media segment offerings.
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
Segments
In fiscal 2012, we categorized our products into the following segments:

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

Segment Information (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Digital Media	$3,128.5	$3,088.6	$2,834.4	1%	9%
Percentage of total revenue	71%	73%	75%
Digital Marketing	1,058.4	909.4	739.4	16%	23%
Percentage of total revenue	24%	22%	19%
Print and Publishing	216.8	218.3	226.2	(1)%	(3)%
Percentage of total revenue	5%	5%	6%
Total revenue	$4,403.7	$4,216.3	$3,800.0	4%	11%

Fiscal 2012 Revenue Compared to Fiscal 2011 Revenue
Digital Media
Revenue from Digital Media remained relatively stable during fiscal 2012 as compared to fiscal 2011, due to solid demand for our Acrobat family of products as well as the continued momentum of the CS6 launch in the second quarter of fiscal 2012, offset by better than expected growth associated with our subscription offerings.
Revenue related to our creative professional products, which included our Creative Suite editions and CS point products as well as the recently released Creative Cloud, decreased slightly during fiscal 2012 as compared to fiscal 2011 due to higher than expected customer adoption of Creative Cloud and point product subscriptions. We anticipate accelerated adoption of Creative Cloud and point product subscriptions, for which revenue is recognized over time, and that this adoption will cause our traditional perpetual license revenue to decline. The decreases in revenue associated with our creative professional products were offset in part by growth associated with the May 2012 release of new Photoshop point products for which the previous release occurred in fiscal 2010.
Revenue associated with our other creative products increased during fiscal 2012 as compared to fiscal 2011 primarily due to increases associated with third-party toolbar distribution via Flash Player downloads as well as continued demand related to the May 2012 release of Adobe Lightroom 4.
For our creative offerings, the total number of perpetual units licensed remained relatively stable while the number of subscription units licensed increased during fiscal 2012 as compared to fiscal 2011. Unit average selling prices, excluding subscriptions, decreased during fiscal 2012 as compared to fiscal 2011.
Document Services revenue, which includes our Acrobat product family, also increased during fiscal 2012 as compared to fiscal 2011 primarily due to increased Document Exchange Services revenue including revenue generated from our EchoSign eSignatures service and the launch of Adobe Acrobat XI in the fourth quarter of fiscal 2012.
Within Document Services, excluding large enterprise license agreement deals, the number of units licensed remained relatively stable while the unit average selling prices increased for our Acrobat offerings for fiscal 2012 as compared to fiscal 2011.
Digital Marketing
Revenue from Digital Marketing increased $149.0 million, or 16% during fiscal 2012 when compared to fiscal 2011, primarily due to continued growth of our Adobe Marketing Cloud, which increased 35% year-over-year and includes our Adobe CQ WEM offerings and revenue generated from products associated with our recent acquisition of Efficient Frontier. Also contributing to the growth in revenue was our Adobe Connect hosted offering. As expected, increases in these areas were offset in part by a decrease in revenue associated with Adobe LiveCycle product offerings as we continue to shift our focus to our Adobe Marketing Cloud including our WEM solution.
Print and Publishing
Revenue from Print and Publishing remained relatively stable during fiscal 2012 as compared to fiscal 2011 primarily due to decreases in legacy product revenue, offset by increases in fees received for consulting services and royalties related to PostScript products.
Fiscal 2011 Revenue Compared to Fiscal 2010 Revenue
Digital Media
Revenue from Digital Media increased $254.2 million, or 9%, during fiscal 2011 as compared to fiscal 2010. The year-over-year increase in revenue was driven by continued licensing of the CS5 product family.
Revenue related to our creative professional products, which included our Creative Suite editions and CS point products, increased during fiscal 2011 as compared to fiscal 2010 primarily due to an increase in suite revenue associated with our Master Collection, and to a lesser extent, our design and video authoring suites. Also contributing to the growth was an increase in revenue associated with our Illustrator and InDesign point products.
Revenue associated with our other creative products increased during fiscal 2011 as compared to fiscal 2010 primarily due to increases associated with third-party toolbar distribution via Adobe Reader and Flash Player downloads as well as our Digital Publishing solution which was made available to all enterprise customers during fiscal 2011.

For our creative offerings, both the total number of units licensed and unit average selling prices remained relatively stable during fiscal 2011 as compared to fiscal 2010.
Document Services revenue increased during fiscal 2011 as compared to fiscal 2010. We attribute this success to strong adoption of our Acrobat X product, which was released in the fourth quarter of fiscal 2010.
During fiscal 2011 as compared to fiscal 2010, unit average selling prices for Document Services increased and the number of units licensed remained relatively stable.
Digital Marketing
Revenue from Digital Marketing increased $170.0 million, or 23%, during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to continued customer adoption of our Adobe Marketing Cloud, which includes our WEM offerings resulting from the acquisition of Day, which closed late in the fourth quarter of fiscal 2010.
Print and Publishing
Revenue from Print and Publishing decreased $7.9 million, or 3%, during fiscal 2011 as compared to fiscal 2010. The decrease was primarily due to lower Shockwave revenue and the release of ColdFusion 9 at the end of fiscal 2009 for which a comparable release did not occur in the current year. Also contributing to the decline was a one-time large deal in Adobe Captivate and our Tech Communications products during fiscal 2010 that did not recur in fiscal 2011.
Geographical Information (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Americas	$2,196.4	$2,044.6	$1,835.3	7%	11%
Percentage of total revenue	50%	49%	48%
EMEA	1,294.6	1,317.4	1,191.9	(2)%	11%
Percentage of total revenue	29%	31%	32%
APAC	912.7	854.3	772.8	7%	11%
Percentage of total revenue	21%	20%	20%
Total revenue	$4,403.7	$4,216.3	$3,800.0	4%	11%
Fiscal 2012 Revenue by Geography Compared to Fiscal 2011 Revenue by Geography
Overall revenue for fiscal 2012 increased in the Americas and APAC and declined slightly in EMEA when compared to fiscal 2011. Revenue in the Americas increased during fiscal 2012 primarily due to revenue increases in Digital Media and Digital Marketing, offset slightly by a decline in Print and Publishing revenue. Despite the launch of CS6 in May 2012, the current economic conditions in Europe and the weakening of the Euro and British Pound against the U.S. Dollar caused revenue in EMEA to decline slightly during fiscal 2012 compared with fiscal 2011. Revenue in APAC increased across all reportable segments during fiscal 2012 as compared with fiscal 2011. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Fiscal 2011 Revenue by Geography Compared to Fiscal 2010 Revenue by Geography
Overall revenue for fiscal 2011 increased in each of the geographic regions when compared to fiscal 2010. Within each geographic region, every reportable segment contributed to the increase in revenue with the exception of Print and Publishing, which experienced decreases in EMEA and APAC. The increase in revenue during fiscal 2011 as compared to fiscal 2010 in the Americas, EMEA and APAC was attributable to the factors noted in the segment information above.

Included in the overall increase in revenue for fiscal 2012 and fiscal 2011 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2012	Fiscal 2011
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(46.9)	$16.4
British Pound	(1.8)	6.5
Other currencies	(1.1)	2.9
Total EMEA	(49.8)	25.8
Japanese Yen	6.0	38.5
Other currencies	1.5	14.6
Total revenue impact	(42.3)	78.9
Hedging impact:
EMEA	23.4	3.6
Japanese Yen	7.3	0.2
Total hedging impact	30.7	3.8
Total impact	$(11.6)	$82.7

During fiscal 2012, the U.S. Dollar strengthened against the Euro, British Pound and other EMEA currencies causing revenue in EMEA measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. This decrease was offset in part by the favorable impact to revenue measured in Japanese Yen and other Asian currencies as the U.S. Dollar weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during fiscal 2012 as noted in the table above.
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
See Note 18 of our Notes to Consolidated Financial Statements for further geographic information.
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog at the end of the fourth quarter of fiscal 2012. We expect that our shippable backlog will continue to be insignificant in future periods.
Cost of Revenue (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Product	$121.7	$125.7	$127.5	(3)%	(1)%
Percentage of total revenue	3%	3%	3%
Subscription	219.1	194.0	195.6	13%	(1)%
Percentage of total revenue	5%	5%	5%
Services and support	143.0	118.2	80.4	21%	47%
Percentage of total revenue	3%	3%	2%
Total cost of revenue	$483.8	$437.9	$403.5	10%	9%

Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased due to the following:

	% Change 2012-2011	% Change 2011-2010
Cost of sales	(6)%	—%
Excess and obsolete inventory	2	—
Amortization of purchased intangibles	(1)	6
Royalty cost	—	(3)
Various individually insignificant items	2	(4)
Total change	(3)%	(1)%
Cost of product revenue decreased during fiscal 2012 as compared to fiscal 2011 primarily due to decrease in cost of sales and amortization of purchase intangibles, offset by increases in excess and obsolete inventory. Cost of sales decreased primarily due to a decrease in packaging costs associated with our CS6 products. Amortization of purchased intangibles decreased primarily due to certain intangible assets purchased through our acquisitions in prior years that were fully amortized in fiscal 2012. Excess and obsolete inventory increased primarily due to increased reserve requirements for Adobe Creative Suite 5 and Adobe Creative Suite 5.5 products necessitated by the launch of CS6 in the second quarter of fiscal 2012.
Cost of product revenue decreased during fiscal 2011 as compared to fiscal 2010 primarily due to decrease in royalty costs, offset by increase in amortization of purchase intangibles. Royalty costs decreased primarily due to a decrease in obligations to certain key vendors. Amortization of purchased intangibles increased primarily due to amortization expense associated with intangible assets purchased through acquisitions during fiscal 2011 and our Day acquisition in the fourth quarter of 2010.
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
Cost of subscription revenue increased in fiscal 2012 due to the following:

% Change 2012-2011
Amortization of purchased intangibles	6%
Hosted server costs	7
Total change	13%
Cost of subscription revenue increased during fiscal 2012 as compared to fiscal 2011 primarily due to increased amortization of purchased intangibles and hosted server costs. Amortization of purchased intangibles increased primarily due to increased amortization of intangible assets associated with our acquisition of Efficient Frontier in the first quarter of fiscal 2012. Hosted server costs increased primarily due to increases in compensation and related benefits driven by additional headcount and hosting expenses associated with the launch of our Creative Cloud services in the second quarter of fiscal 2012. Also contributing to the increase in hosted server costs is the increase in depreciation expense from higher capital expenditures in prior years and data center costs related to higher transaction volumes in our Adobe Marketing Cloud services and Creative Cloud.
Cost of subscription revenue remained relatively stable during fiscal 2011 as compared to fiscal 2010 primarily due to decreased amortization of purchased intangibles resulting from certain intangible assets purchased through our acquisition of Omniture that were fully amortized in fiscal 2011. This was offset in part by increases in costs associated with compensation and related benefits driven by additional headcount and increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud services.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during fiscal 2012 as compared to fiscal 2011 and fiscal 2011 as compared to fiscal 2010, primarily due to increases in costs associated with compensation and related benefits driven by additional headcount, including headcount from our acquisition of Efficient Frontier.
Operating Expenses (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Research and development	$742.8	$738.1	$680.3	1%	8%
Percentage of total revenue	17%	18%	18%
Sales and marketing	1,516.1	1,385.8	1,244.2	9%	11%
Percentage of total revenue	34%	33%	33%
General and administrative	435.0	414.6	383.5	5%	8%
Percentage of total revenue	10%	10%	10%
Restructuring and other related charges (credits)	(2.9)	97.8	23.3	*	*
Percentage of total revenue	—%	2%	1%
Amortization of purchased intangibles	48.7	42.8	72.1	14%	(41)%
Percentage of total revenue	1%	1%	2%
Total operating expenses	$2,739.7	$2,679.1	$2,403.4	2%	11%
_________________________________________

(*)	Percentage is greater than 100%.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. Research and development expenses remained relatively stable during fiscal 2012 as compared to fiscal 2011. The increase in research and development expenses during fiscal 2011 as compared to fiscal 2010 was primarily driven by higher employee compensation associated with headcount growth.
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
Sales and marketing expenses increased due to the following:

	% Change 2012-2011	% Change 2011-2010
Compensation and related benefits associated with headcount	2%	5%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	2	3
Compensation associated with incentive compensation and stock-based compensation	3	1
Various individually insignificant items	2	2
Total change	9%	11%

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
General and administrative expenses increased due to the following:

	% Change 2012-2011	% Change 2011-2010
Compensation and related benefits associated with headcount growth	4%	3%
Professional and consulting fees	(3)	5
Compensation associated with incentive compensation and stock-based compensation	1	2
Various individually insignificant items	3	(2)
Total change	5%	8%
Professional and consulting fees decreased during fiscal 2012 as compared to fiscal 2011 primarily due to decreased litigation expense. Professional and consulting fees increased during fiscal 2011 as compared to fiscal 2010 primarily due to increase in fees for various technology projects and increased litigation expense.
Restructuring and Other Related Charges (Credits)
During the past several years, we have initiated various restructuring plans. During fiscal 2012, in connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $17.4 million associated with termination benefits and closing redundant facilities. We also recorded $20.3 million in net favorable employee termination and facility related adjustments for changes in previous estimates during the fiscal year. During fiscal 2011, in connection with our 2011 Restructuring Plan and Other Restructuring Plans, we recorded $85.6 million associated with termination benefits and closing redundant facilities as well as $12.7 million related to the write-off of certain assets that were no longer useful to the company based on changes in our business. We also recorded minor favorable adjustments for changes in previous estimates. During 2010, in connection with our Fiscal 2009 Restructuring Plan we recorded $23.3 million associated with termination benefits and closing redundant facilities which is net of minor favorable adjustments for changes in previous estimates.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions including Macromedia in fiscal 2006, Omniture in fiscal 2009, Day in fiscal 2010, eight smaller acquisitions in fiscal 2011 and Efficient Frontier in fiscal 2012. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to twelve years.
Amortization expense increased 14% during fiscal 2012 as compared to fiscal 2011 primarily due to amortization expense associated with intangible assets purchased through our smaller acquisitions in fiscal 2011 and Efficient Frontier in fiscal 2012.
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

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Interest and other income (expense), net	$(3.4)	$(3.0)	$13.1	13%	(123)%
Percentage of total revenue	*	*	*
Interest expense	(67.5)	(67.0)	(56.9)	1%	18%
Percentage of total revenue	(2)%	(2)%	(1)%
Investment gains (losses), net	9.5	5.9	(6.1)	61%	(197)%
Percentage of total revenue	*	*	*
Total non-operating income (expense), net	$(61.4)	$(64.1)	$(49.9)	(4)%	28%
_________________________________________

(*)	Percentage is not meaningful.
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
Interest and other income (expense), net increased in net expense in fiscal 2012 as compared to fiscal 2011 primarily due to lower average interest rates on our investments.
Interest and other income (expense), net changed from net income in fiscal 2010 to net expense in fiscal 2011 primarily due to a gain of $20.8 million recorded in fiscal 2010 associated with a forward contract purchased to hedge our economic exposure related to our acquisition of Day that did not recur during fiscal 2011, as well as increased cash flow hedging costs in fiscal 2011. The increase in net expense in fiscal 2011 was partially offset by increased interest income of $2.4 million due to higher average interest rates on our investments.
Interest Expense
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). On February 1, 2010, we repaid the outstanding balance under our then existing $1.0 billion credit facility with a portion of the proceeds from the Notes.
Interest expense remained relatively stable during fiscal 2012 as compared to fiscal 2011. The increase in interest expense during fiscal 2011 as compared to fiscal 2010 was primarily due to interest associated with higher borrowings resulting from the issuance of the Notes.
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
Investment gains (losses), net fluctuated due to the following (in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net gains (losses) related to our direct and indirect investments in privately held companies	$(0.2)	$5.3	$(11.3)
Gains from sale of marketable equity securities	8.2	0.8	4.0
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(0.1)	(0.2)	—
Net gains related to our trading securities	1.6	—	1.2
Total investment gains (losses), net	$9.5	$5.9	$(6.1)

During fiscal 2012, total investment gains (losses), net improved primarily due to an increase in net realized gains from the sale of marketable equity securities. This was offset in part by a decrease in realized gains related to our direct investments in privately held companies in fiscal 2011 that did not recur during fiscal 2012.
During fiscal 2011, total investment gains (losses), net improved to net gains primarily due to unrealized losses related to our indirect investments in privately held companies in fiscal 2010 that did not recur during fiscal 2011. This was offset in part by a decrease in net realized gains from the sale of marketable equity securities during fiscal 2011 due to less sales of these investments.
Provision for Income Taxes (dollars in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012-2011	% Change 2011-2010
Provision	$286.0	$202.4	$168.5	41%	20%
Percentage of total revenue	6%	5%	4%
Effective tax rate	26%	20%	18%
Our effective tax rate increased by approximately six percentage points during fiscal 2012 as compared to fiscal 2011. In fiscal 2011, the increase was primarily related to the expiration of the U.S. research and development credit, as well as tax benefits associated with a favorable state income tax ruling and tax costs associated with licensing acquired company assets to Adobe's trading companies.
Our effective tax rate increased by approximately two percentage points during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to tax costs of licensing acquired company assets to Adobe's trading companies. These costs were partially offset by tax benefits related to a favorable state income tax ruling and the reinstatement of the federal research and development tax credit.
In January 2013, the United States Congress passed an extension of the federal research and development tax credit through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of fiscal 2013 will include a discrete tax benefit which will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 30, 2012 was $160.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at November 30, 2012 were recognized in the future, $147.6 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $12.9 million federal benefit related to deducting certain payments on future state tax returns.
As of November 30, 2012, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $12.5 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 30, 2012	December 2, 2011
Cash and cash equivalents	$1,425.1	$989.5
Short-term investments	$2,113.3	$1,922.2
Working capital	$3,059.6	$2,520.7
Stockholders’ equity	$6,665.2	$5,783.1
A summary of our cash flows is as follows:

(in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$1,499.6	$1,543.3	$1,113.0
Net cash used for investing activities	(834.7)	(757.4)	(1,159.3)
Net cash used for financing activities	(234.7)	(550.4)	(215.3)
Effect of foreign currency exchange rates on cash and cash equivalents	5.4	4.1	12.0
Net increase (decrease) in cash and cash equivalents	$435.6	$239.6	$(249.6)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash are proceeds from the exercise of employee options and participation in the ESPP. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
For fiscal 2012, net cash provided by operating activities of $1.5 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and decreases in trade receivables. Deferred revenue increased primarily due to an increase in activity for both upgrade plans with support and site and term licenses largely associated with our Digital Media and Digital Marketing enterprise license agreements. The decrease in trade receivables is primarily related to an increase in revenue linearity and improved collections in our Digital Marketing portfolio offset in part by higher revenue levels due to the CS6 product release which occurred late in the second quarter of fiscal 2012.
The primary working capital uses of cash were decreases in accrued restructuring and trade payables. Decreases in accrued restructuring primarily related to payments and adjustments for employee terminations and facility exit costs associated with the Fiscal 2011 Restructuring Plan, a significant portion of which were paid and adjusted in the first and second quarters of fiscal 2012. Trade payables decreased primarily due to the timing of payments as a greater number of invoices were paid prior to the fiscal year end in fiscal 2012 as compared to fiscal 2011.
For fiscal 2011, net cash provided by operating activities of $1.5 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued restructuring. Increases in deferred revenue related primarily to an overall increase in billing activity for maintenance and support/upgrade plans, hosted and professional services and site and term licenses. Accrued restructuring increased primarily due to recognition of liabilities related to employee termination and facility exit costs associated with the Fiscal 2011 Restructuring Plan which occurred in the fourth quarter of fiscal 2011 for which a majority was paid and adjusted in the first and second quarters of fiscal 2012.
The primary working capital uses of cash for fiscal 2011 were increases in trade receivables coupled with decreases in accrued expenses and taxes payable. Trade receivables increased primarily as a result of overall higher sales levels and billing occurring during the latter half of the fourth quarter of fiscal 2011, offset in part by an increased rate of collection for Digital Marketing services. Decreases in accrued expenses were primarily related to lower accrued bonus levels in fiscal 2011, coupled with payment of our second and third semi-annual interest payments associated with our Notes totaling $62.3 million. The resulting reduction in accrued interest was partially offset by additional interest accruals made during the period. Taxes payable decreased primarily due to the resolution of a Canadian Tax audit offset in part by quarterly increases to the tax provision in excess of taxes paid.

For fiscal 2010, net cash provided by operating activities of $1.1 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in accrued expenses and deferred revenue. Accrued expenses increased primarily due to amounts due under our fiscal 2010 annual incentive plan and interest on our Notes, both of which were paid in the first quarter of fiscal 2011. During fiscal 2010, we made our first semi-annual interest payment associated with our Notes totaling $31.1 million. The resulting reduction in accrued interest was partially offset by additional interest accruals made during the period. Increases in deferred revenue related primarily to activity from our acquisition of Omniture, the related renewal of calendar-year based contracts in addition to increases in maintenance and support orders and royalty revenue deferrals related to changes in customer billing terms.
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
Cash Flows from Investing Activities
For fiscal 2012, net cash used for investing activities of $834.7 million was primarily due to our acquisition of Efficient Frontier in the first quarter of fiscal 2012. Other uses of cash during fiscal 2012 represented purchases of short-term investments and property and equipment, offset in part by sales and maturities of short-term investments. See Note 2 of our Notes to the Consolidated Financial Statements for further information regarding our acquisition of Efficient Frontier.
For fiscal 2011, net cash used for investing activities of $757.4 million was primarily due to purchases of short-term investments and multiple business acquisitions, offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2011 represented purchases of property, plant and equipment and long-term investments, intangibles and other assets.
For fiscal 2010, net cash used for investing activities of $1.2 billion was primarily due to purchases of short-term investments and the acquisition of Day, offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2010 represented purchases of property and equipment and long-term investments and other assets. These uses of cash were offset in part by proceeds from the sale of equipment under our sale lease-back transaction and the sale of long-term investments. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our sale lease-back transaction.
Cash Flows from Financing Activities
For fiscal 2012 and fiscal 2011, net cash used for financing activities of $234.7 million and $550.4 million, respectively, was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
For fiscal 2010, the primary cash flows from financing activities represented the issuance of $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. On February 1, 2010, we paid the outstanding balance on our then existing credit facility with a portion of the funds from our Notes. Other uses of cash during fiscal 2010 were for treasury stock repurchases offset in part by proceeds from our treasury stock issuances.
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
 Restructuring
During the past several years, we have initiated various restructuring plans. During fiscal 2012 the following five restructuring plans, two of which were the result of large acquisitions, were still active:

•	Fiscal 2011 Restructuring Plan

•	Fiscal 2009 Restructuring Plan

•	Fiscal 2008 Restructuring Plan

•	Omniture Restructuring Plan

•	Macromedia Restructuring Plan

As of November 30, 2012, we have accrued total restructuring charges of approximately $21.6 million of which approximately $2.3 million relates to ongoing termination benefits and contract terminations that are expected to be paid during fiscal 2013. The remaining accrued restructuring charges of $19.3 million relate to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021, approximately 69% of which will be paid through 2015. During fiscal 2012, we made payments related to the above restructuring plans totaling approximately $63.1 million which consisted of approximately $50.5 million and $12.6 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
As of December 2, 2011, we accrued total restructuring charges of approximately $88.4 million of which approximately $74.4 million related to ongoing termination benefits and contract terminations which were paid or adjusted during fiscal 2012 with the remaining $14.0 million related to the cost of closing redundant facilities. During fiscal 2011, we made payments related to the above restructuring plans totaling approximately $13.1 million which consisted of approximately $6.8 million and $6.3 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding our restructuring plans.
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2013 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our business acquisitions. Our cash and investments totaled $3.5 billion as of November 30, 2012. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
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
As of November 30, 2012, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. As of November 30, 2012, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing. In connection with entering into the Credit Agreement, we terminated and paid off all obligations under our previous credit agreement dated as of February 16, 2007.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 74% of our consolidated invested balances during fiscal 2012. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. During the second quarter of fiscal 2012, we exhausted our $1.6 billion time-constrained dollar-based authority granted by our Board of Directors in fiscal 2010. In April 2012, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program.
During fiscal 2012, 2011 and 2010, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $405.0 million, $695.0 million and $850.0 million, respectively. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million was under the new $2.0 billion stock repurchase program and the remaining $305.0 million was under our previous $1.6 billion authority. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $600.0 million was under our $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price of $32.29 through structured repurchase agreements entered into during fiscal 2012. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price of $31.81 through structured repurchase agreements entered into during fiscal 2011. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price per share of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
For fiscal 2012, 2011 and 2010, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 30, 2012, December 2, 2011 and December 3, 2010 were excluded from the computation of earnings per share. As of November 30, 2012, $33.0 million of prepayments remained under the agreement. As of December 2, 2011 and December 3, 2010, no prepayments remained under the agreements.
Subsequent to November 30, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.8 billion remains under our current authority. See Notes 13 and 20 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 30, 2012.
Summary of Stock Repurchases for fiscal 2012, 2011 and 2010
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2012		2011		2010
		Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)			1	$33.57	1	$35.66
	Structured repurchases(2)	—	$—	—	$—	9,358	$33.11
June 2010	Structured repurchases(2)	9,482	$32.17	21,849	$31.81	21,807	$27.51
April 2012	Structured repurchases(2)	2,038	$32.87	—	$—	—	$—
Total shares		11,520	$32.29	21,850	$31.81	31,166	$29.19
Total cost		$371,995		$695,015		$909,900
_________________________________________

(1)	The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 30, 2012 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of November 30, 2012 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$1,869.5	$62.3	$714.8	$85.5	$1,006.9
Operating lease obligations	246.1	47.3	73.0	46.7	79.1
Capital lease obligations	13.2	11.4	1.8	—	—
Purchase obligations	342.2	256.4	46.5	27.3	12.0
Total	$2,471.0	$377.4	$836.1	$159.5	$1,098.0
Senior Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Interest on the Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. During fiscal 2012 interest payments totaled $62.3 million. At November 30, 2012, our maximum commitment for interest payments under the Notes was $369.4 million.
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of November 30, 2012, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 30, 2012 was $160.5 million, exclusive of interest and penalties.
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

Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. The balance was amortized to our Consolidated Statements of Income over the life of the original leases. As of November 30, 2012 there was no remaining balance of the unamortized portion of the fair value of the residual value guarantees, for either lease, remaining on our Consolidated Balance Sheets.
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
Our revenue exposures for fiscal 2012, 2011 and 2010 were as follows (in millions, except Yen):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Euro	€530.7	€557.6	€542.9
Yen (in billions)	¥34.8	¥34.7	¥35.6
British Pounds	£145.1	£144.8	£123.9
Our European operating expenses are primarily in Euro and our Japanese operating expenses are primarily in Yen, which naturally mitigates a portion of the exposure related to our Euro- and Yen-denominated product revenue. We hedge a percentage of forecasted international revenue with purchased option contracts and/or forward contracts. Our revenue hedging policy is intended to help mitigate the impact on our forecasted revenue due to foreign currency exchange rate movements. In addition, we hedge our net monetary assets and liabilities using forward contracts. These contracts subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. As of November 30, 2012, the total absolute value of outstanding contracts was $937.2 million which included the notional equivalent of $476.5 million in Euro, $220.7 million in Yen and $240.0 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of November 30, 2012, all contracts were set to expire at various times through June 2013. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.
We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of November 30, 2012 and December 2, 2011, this long-term investment exposure totaled a notional equivalent of $419.6 million and $481.4 million, respectively. At this time, we do not hedge these long-term investment exposures.
Economic Hedging—Hedges of Forecasted Transactions
We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Euro, Yen, and British Pound. We enter into these foreign exchange contracts to hedge forecasted revenue in the normal course of business and accordingly, they are not speculative in nature.
We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 30, 2012, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as interest and other income, net. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 30, 2012, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 30, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $64.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $35.1 million.
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

Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 30, 2012, we had debt securities classified as short-term investments of $2.1 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$656.8
Due within two years	495.1
Due within three years	678.5
Due after three years	282.7
Total	$2,113.1
A sensitivity analysis was performed on our investment portfolio as of November 30, 2012. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 30, 2012 and December 2, 2011 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/30/12	+50 BPS	+100 BPS	+150 BPS
2,138.4	2,136.6	2,129.3	2,113.1	2,094.6	2,076.5	2,058.5
-150 BPS	-100 BPS	-50 BPS	Fair Value 12/2/2011	+50 BPS	+100 BPS	+150 BPS
1,935.5	1,930.6	1,922.1	1,909.9	1,896.4	1,883.0	1,869.9
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
Marketable Equity Securities
We have immaterial exposure to equity price risk on our portfolio of marketable equity securities. As of November 30, 2012, our total equity holdings in publicly traded companies were valued at $0.2 million compared to $12.3 million at December 2, 2011. The decrease was primarily due to the disposal of certain of our equity holdings during fiscal 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 30, 2012	December 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,425,052	$989,500
Short-term investments	2,113,301	1,922,192
Trade receivables, net of allowances for doubtful accounts of $12,643 and $15,080, respectively	617,233	634,373
Deferred income taxes	59,537	91,963
Prepaid expenses and other current assets	116,237	133,423
Total current assets	4,331,360	3,771,451
Property and equipment, net	664,302	527,828
Goodwill	4,133,259	3,849,217
Purchased and other intangibles, net	545,036	545,526
Investment in lease receivable	207,239	207,239
Other assets	93,327	89,922
Total assets	$9,974,523	$8,991,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$49,759	$86,660
Accrued expenses	590,140	554,941
Capital lease obligations	11,217	9,212
Accrued restructuring	9,287	80,930
Income taxes payable	49,886	42,634
Deferred revenue	561,463	476,402
Total current liabilities	1,271,752	1,250,779
Long-term liabilities:
Debt and capital lease obligations	1,496,938	1,505,096
Deferred revenue	58,102	55,303
Accrued restructuring	12,263	7,449
Income taxes payable	155,096	156,958
Deferred income taxes	265,106	181,602
Other liabilities	50,084	50,883
Total liabilities	3,309,341	3,208,070

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 494,132 and 491,540 shares outstanding, respectively	61	61
Additional paid-in-capital	3,038,665	2,753,896
Retained earnings	7,003,003	6,528,735
Accumulated other comprehensive income	30,712	29,950
Treasury stock, at cost (106,702 and 109,294 shares, respectively), net of reissuances	(3,407,259)	(3,529,529)
Total stockholders’ equity	6,665,182	5,783,113
Total liabilities and stockholders’ equity	$9,974,523	$8,991,183
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 30, 2012	December 2, 2011	December 3, 2010
Revenue:
Products	$3,342,843	$3,416,483	$3,159,161
Subscription	673,206	458,634	386,805
Services and support	387,628	341,141	254,034
Total revenue	4,403,677	4,216,258	3,800,000
Cost of revenue:
Products	121,663	125,640	127,453
Subscription	219,102	194,033	195,595
Services and support	143,017	118,200	80,454
Total cost of revenue	483,782	437,873	403,502
Gross profit	3,919,895	3,778,385	3,396,498
Operating expenses:
Research and development	742,823	738,053	680,332
Sales and marketing	1,516,159	1,385,822	1,244,197
General and administrative	434,982	414,605	383,499
Restructuring and other related charges (credits)	(2,917)	97,773	23,266
Amortization of purchased intangibles	48,657	42,833	72,130
Total operating expenses	2,739,704	2,679,086	2,403,424
Operating income	1,180,191	1,099,299	993,074
Non-operating income (expense):
Interest and other income (expense), net	(3,414)	(2,974)	13,139
Interest expense	(67,487)	(66,952)	(56,952)
Investment gains (losses), net	9,504	5,857	(6,110)
Total non-operating income (expense), net	(61,397)	(64,069)	(49,923)
Income before income taxes	1,118,794	1,035,230	943,151
Provision for income taxes	286,019	202,383	168,471
Net income	$832,775	$832,847	$774,680
Basic net income per share	$1.68	$1.67	$1.49
Shares used to compute basic net income per share	494,731	497,469	519,045
Diluted net income per share	$1.66	$1.65	$1.47
Shares used to compute diluted net income per share	502,721	503,921	525,824
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2009	600,834	$61	$2,390,061	$5,299,914	$24,446	(78,177)	$(2,823,914)	$4,890,568
Comprehensive income:
Net income	—	—	—	774,680	—	—	—	774,680
Other comprehensive income, net of taxes (Note 13)	—	—	—	—	(7,018)	—	—	(7,018)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	767,662
Re-issuance of treasury stock under stock compensation plans	—	—	(177,099)	(93,680)	—	10,407	410,049	139,270
Tax benefit from employee stock plans	—	—	11,107	—	—	—	—	11,107
Purchase of treasury stock	—	—	—	—	—	(31,167)	(850,020)	(850,020)
Equity awards assumed for acquisition	—	—	3,264	—	—	—	—	3,264
Stock-based compensation	—	—	230,945	—	—	—	—	230,945
Value of shares in deferred compensation plan	—	—	—	—	—	—	(409)	(409)
Balances at December 3, 2010	600,834	$61	$2,458,278	$5,980,914	$17,428	(98,937)	$(3,264,294)	$5,192,387
Comprehensive income:
Net income	—	—	—	832,847	—	—	—	832,847
Other comprehensive income, net of taxes (Note 13)	—	—	—	—	12,522	—	—	12,522
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	845,369
Re-issuance of treasury stock under stock compensation plans	—	—	—	(285,026)	—	11,492	429,780	144,754
Tax benefit from employee stock plans	—	—	9,568	—	—	—	—	9,568
Purchase of treasury stock	—	—	—	—	—	(21,849)	(695,015)	(695,015)
Stock-based compensation	—	—	286,050	—	—	—	—	286,050
Balances at December 2, 2011	600,834	$61	$2,753,896	$6,528,735	$29,950	(109,294)	$(3,529,529)	$5,783,113
Comprehensive income:
Net income	—	—	—	832,775	—	—	—	832,775
Other comprehensive income, net of taxes (Note 13)	—	—	—	—	762	—	—	762
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	833,537
Re-issuance of treasury stock under stock compensation plans	—	—	—	(358,507)	—	14,111	527,781	169,274
Tax benefit (detriment) from employee stock plans	—	—	(16,842)	—	—	—	—	(16,842)
Purchase of treasury stock	—	—	—	—	—	(11,519)	(405,000)	(405,000)
Equity awards assumed for acquisition	—	—	4,265	—	—	—	—	4,265
Stock-based compensation	—	—	297,346	—	—	—	—	297,346
Value of shares in deferred compensation plan	—	—	—	—	—	—	(511)	(511)
Balances at November 30, 2012	600,834	$61	$3,038,665	$7,003,003	$30,712	(106,702)	$(3,407,259)	$6,665,182
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 30, 2012	December 2, 2011	December 3, 2010
Cash flows from operating activities:
Net income	$832,775	$832,847	$774,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	299,766	270,205	292,738
Stock-based compensation	298,502	286,103	231,086
Deferred income taxes	89,212	51,415	(172,329)
Unrealized (gains) losses on investments	(8,535)	(4,349)	11,517
Retirements and disposals of property and equipment	1,113	14,772	674
Other non-cash items	(13,658)	24,560	13,695
Excess tax benefits from stock-based compensation	(10,003)	(9,949)	(16,430)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	45,166	(81,065)	(134,276)
Prepaid expenses and other current assets	4,552	(5,100)	(39,963)
Trade payables	(62,874)	32,203	(10,092)
Accrued expenses	(7,770)	(24,708)	127,814
Accrued restructuring	(66,047)	71,932	(26,811)
Income taxes payable	10,041	(16,661)	(48,656)
Deferred revenue	87,340	101,109	109,348
Net cash provided by operating activities	1,499,580	1,543,314	1,112,995
Cash flows from investing activities:
Purchases of short-term investments	(1,776,485)	(1,861,075)	(2,600,787)
Maturities of short-term investments	439,878	486,050	643,614
Proceeds from sales of short-term investments	1,126,886	1,148,148	1,134,365
Business acquisitions, net of cash acquired	(353,195)	(259,046)	(193,281)
Purchases of property and equipment	(271,076)	(210,294)	(169,642)
Proceeds from sale of property and equipment	—	—	32,151
Purchases of long-term investments, intangibles and other assets	(29,701)	(65,600)	(28,216)
Proceeds from sale of long-term investments	29,031	4,415	22,502
Net cash used for investing activities	(834,662)	(757,402)	(1,159,294)
Cash flows from financing activities:
Purchases of treasury stock	(405,000)	(695,015)	(850,020)
Net proceeds from issuance of treasury stock	169,274	144,754	139,270
Excess tax benefits from stock-based compensation	10,003	9,949	16,430
Proceeds from debt and capital lease obligations	3,152	—	1,493,439
Repayment of debt and capital lease obligations	(9,855)	(10,046)	(1,003,719)
Debt issuance costs	(2,297)	—	(10,662)
Net cash used for financing activities	(234,723)	(550,358)	(215,262)
Effect of foreign currency exchange rates on cash and cash equivalents	5,357	4,055	11,965
Net increase (decrease) in cash and cash equivalents	435,552	239,609	(249,596)
Cash and cash equivalents at beginning of year	989,500	749,891	999,487
Cash and cash equivalents at end of year	$1,425,052	$989,500	$749,891
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$201,125	$158,373	$389,114
Cash paid for interest	$66,265	$63,967	$34,632
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$4,265	$—	$3,264
Property and equipment acquired under capital leases	$—	$—	$32,151
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2012 and 2011 were 52-week years compared with fiscal 2010 which was a 53-week year.
Reclassification
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows and Consolidated Statements of Income.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the licensing of perpetual and time-based software products, associated software maintenance and support plans, non-software related hosting services, consulting services, training and technical support.
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
At the beginning of our first quarter of fiscal 2010, we adopted the accounting standard for multiple element revenue arrangements which was amended by the FASB in October 2009.

For multiple element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”) or best estimated selling price (“BESP”), as applicable and (3) allocate the total price among the various elements based on the relative selling price method.
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
Product Revenue
We recognize our product revenue upon shipment, provided all other revenue recognition criteria have been met. Our desktop application product revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Our direct sales and OEM sales are also subject to limited rights of return. Accordingly, we reduce revenue recognized

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.
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
Rights of Return, Rebates and Price Protection
As discussed above, we offer limited rights of return, rebates and price protection of our products under various policies and programs with our distributors, resellers and/or end-user customers. We estimate and record reserves for these programs as an offset to revenue and accounts receivable. Below is a summary of each of the general provisions in our contracts:

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2012	2011	2010
Beginning balance	$60,887	$49,426	$34,401
Amount charged to revenue	170,839	162,491	171,607
Actual returns	(174,668)	(151,030)	(156,582)
Ending balance	$57,058	$60,887	$49,426
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

(in thousands)	2012	2011	2010
Beginning balance	$15,080	$15,233	$15,225
Increase due to acquisition	325	269	662
Charged to operating expenses	3,356	6,271	3,673
Deductions(1)	(6,118)	(6,693)	(4,327)
Ending balance	$12,643	$15,080	$15,233
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Goodwill, Purchased Intangibles and Other Long-Lived Assets
We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2012 and determined that there was no impairment.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2012, 2011 or 2010.
Our intangible assets are amortized over their estimated useful lives of 1 to 13 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. The weighted average useful lives of our intangible assets was as follows:

Weighted Average Useful Life (years)
Purchased technology	5
Customer contracts and relationships	10
Trademarks	7
Acquired rights to use technology	9
Localization	1
Other intangibles	3

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes Collected from Customers
We net taxes collected from customers against those remitted to government authorities in our financial statements. Accordingly, taxes collected from customers are not reported as revenue.
Treasury Stock
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Consolidated Balance Sheets.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2012, 2011 and 2010 were $99.4 million, $75.1 million and $65.9 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process. In addition, our hedging policy establishes maximum limits for each counterparty. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.
The aggregate fair value of derivative instruments in net asset positions as of November 30, 2012 and December 2, 2011 was $13.5 million and $25.4 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by up to $1.0 million and $3.9 million, respectively from liabilities included in master netting arrangements with those same counterparties.
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
See Note 18 for information regarding our significant customers.
We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEMs. Our OEMs on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.
Recent Accounting Pronouncements
There have been no new accounting pronouncements made effective during the year ended November 30, 2012, that are of significance, or potential significance, to us.
NOTE 2.  ACQUISITIONS
Fiscal 2012 Acquisition
Efficient Frontier
On January 13, 2012, we completed our acquisition of privately held Efficient Frontier, a multi-channel digital ad buying and optimization company. During the first quarter of fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing segment. The Efficient Frontier business adds cross-channel digital ad campaign forecasting, execution and optimization capabilities to our Adobe Marketing Cloud, along with a social marketing engagement platform and social ad buying capabilities. We have included the financial results of Efficient Frontier in our consolidated financial statements beginning on the acquisition date.
Under the acquisition method of accounting, the total purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. During fiscal 2012, we made adjustments to the preliminary purchase price allocation. The total adjusted and final purchase price for Efficient Frontier was approximately $374.7 million of which approximately $291.4 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $39.4 million to net liabilities assumed. The impact of this acquisition was not material to our consolidated financial statements.
Fiscal 2011 Acquisitions
During fiscal 2011, we completed six business combinations with aggregate purchase prices totaling approximately $281.0 million of which approximately $213.3 million was allocated to goodwill, $87.5 million to identifiable intangible assets and $19.8 million to net liabilities assumed. We also completed two asset acquisitions with aggregate purchase prices totaling $47.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respective acquisition dates however the impact of these acquisitions was not material to our consolidated balance sheets and results of operations.
Fiscal 2010 Acquisition
Day Software Holding AG
On October 28, 2010, we completed our acquisition of Day Software Holding AG (“Day”), a provider of web content management solutions that many leading global enterprises rely on for Web 2.0 content application and content infrastructure. Day was based in Basel, Switzerland and Boston, Massachusetts. Following the closing, we integrated Day as a product line within our Digital Marketing segment for financial reporting purposes. We have included the financial results of Day in our Consolidated Financial Statements beginning on the acquisition date.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$200,771	$—	$—	$200,771
Cash equivalents:
Corporate bonds and commercial paper	3,998	—	—	3,998
Money market mutual funds and repurchase agreements	1,171,270	—	—	1,171,270
Municipal securities	3,895	—	—	3,895
Time deposits	45,118	—	—	45,118
Total cash equivalents	1,224,281	—	—	1,224,281
Total cash and cash equivalents	1,425,052	—	—	1,425,052
Short-term fixed income securities:
Corporate bonds and commercial paper	1,059,158	11,415	(133)	1,070,440
Foreign government securities	6,919	45	(12)	6,952
Municipal securities	180,488	97	(60)	180,525
Time deposits	20,113	—	—	20,113
U.S. agency securities	501,863	2,346	(18)	504,191
U.S. Treasury securities	330,072	801	(37)	330,836
Subtotal	2,098,613	14,704	(260)	2,113,057
Marketable equity securities	237	7	—	244
Total short-term investments	2,098,850	14,711	(260)	2,113,301
Total cash, cash equivalents and short-term investments	$3,523,902	$14,711	$(260)	$3,538,353

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$261,206	$—	$—	$261,206
Cash equivalents:
Commercial paper	15,948	—	—	15,948
Money market mutual funds and repurchase agreements	687,152	—	—	687,152
Time deposits	15,694	—	—	15,694
U.S. agency securities	2,500	—	—	2,500
U.S. Treasury securities	7,000	—	—	7,000
Total cash equivalents	728,294	—	—	728,294
Total cash and cash equivalents	989,500	—	—	989,500
Short-term fixed income securities:
Corporate bonds and commercial paper	1,109,674	6,533	(4,670)	1,111,537
Foreign government securities	7,280	43	—	7,323
Municipal securities	106,255	104	(4)	106,355
U.S. agency securities	374,514	1,496	(117)	375,893
U.S. Treasury securities	307,181	1,640	(4)	308,817
Subtotal	1,904,904	9,816	(4,795)	1,909,925
Marketable equity securities	10,581	1,686	—	12,267
Total short-term investments	1,915,485	11,502	(4,795)	1,922,192
Total cash, cash equivalents and short-term investments	$2,904,985	$11,502	$(4,795)	$2,911,692
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of November 30, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$95,489	$(132)	$408,178	$(4,438)
Foreign government securities	2,105	(12)	—	—
Municipal securities	40,524	(60)	17,125	(3)
U.S. Treasury and agency securities	48,203	(55)	133,857	(121)
Total	$186,321	$(259)	$559,160	$(4,562)

There were 65 securities and 213 securities in an unrealized loss position for less than twelve months at November 30, 2012 and at December 2, 2011, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of November 30, 2012 and December 2, 2011 (in thousands):

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$2,999	$(1)	$22,918	$(232)
Municipal securities	—	—	2,668	(1)
Total	$2,999	$(1)	$25,586	$(233)

There was 1 security and 13 securities in an unrealized loss position for more than twelve months at November 30, 2012 and at December 2, 2011, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of November 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$655,597	$656,818
Due between one and two years	490,297	495,066
Due between two and three years	673,418	678,481
Due after three years	279,301	282,692
Total	$2,098,613	$2,113,057
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During both fiscal 2012 and fiscal 2011, we recorded immaterial other-than-temporary impairment losses associated with our marketable equity securities and did not consider any of our debt securities to be other-than-temporarily impaired. During fiscal 2010, we did not consider any of our investments to be other-than-temporarily impaired.

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 30, 2012.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at November 30, 2012 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$3,998	$—	$3,998	$—
Money market mutual funds and repurchase agreements	1,171,270	1,171,270	—	—
Municipal securities	3,895	—	3,895	—
Time deposits	45,118	45,118	—	—
Short-term investments:
Corporate bonds and commercial paper	1,070,440	—	1,070,440	—
Foreign government securities	6,952	—	6,952	—
Marketable equity securities	244	244	—	—
Municipal securities	180,525	—	180,525	—
Time deposits	20,113	—	20,113	—
U.S. agency securities	504,191	—	504,191	—
U.S. Treasury securities	330,836	—	330,836	—
Prepaid expenses and other current assets:
Foreign currency derivatives	13,513	—	13,513	—
Other assets:
Deferred compensation plan assets	15,094	436	14,658	—
Total assets	$3,366,189	$1,217,068	$2,149,121	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$998	$—	$998	$—
Total liabilities	$998	$—	$998	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2012 and 2011, we determined there were no material other-than-temporary impairments on our cost method investments.
As of November 30, 2012, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 15 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of November 30, 2012, based on Level 2 quoted prices in inactive markets. See Note 16 for further details regarding our debt.
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
We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Consolidated Statements of Income at that time. For fiscal 2012, 2011 and 2010 there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur.
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2012, 2011 and 2010. The time value of purchased derivative instruments is recorded in interest and other income, net in our Consolidated Statements of Income.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intended to offset gains and losses on the assets and liabilities being hedged. As of November 30, 2012, total notional amounts of outstanding contracts were $422.9 million which included the notional equivalent of $209.8 million in Euro, $44.2 million in Yen and $168.9 million in other foreign currencies. As of December 2, 2011, total notional amounts of outstanding contracts were $560.1 million which included the notional equivalent of $307.8 million in Euro, $49.3 million in Yen and $203.0 million in other foreign currencies. At November 30, 2012 and December 2, 2011, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 30, 2012 and December 2, 2011 was as follows (in thousands):

	2012		2011
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$10,897	$—	$19,296	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,616	998	6,066	3,881
Total derivatives	$13,513	$998	$25,362	$3,881
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.
The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012		2011		2010
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$23,922	$—	$16,952	$—	$20,325	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$30,672	$—	$3,749	$—	$20,169	$—
Net gain (loss) recognized in income(3)	$(29,554)	$—	$(28,796)	$—	$(23,285)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$8,742	$—	$(3,973)	$—	$34,168
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(5,899)	$6,604	$(11,470)
Net unrealized loss recognized in other income	(4,720)	(4,062)	(12,345)
	(10,619)	2,542	(23,815)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	9,312	4,633	21,921
Net unrealized gain (loss) recognized in other income	(570)	(8,606)	12,247
	8,742	(3,973)	34,168
Net gain (loss) recognized in interest and other income (expense), net	$(1,877)	$(1,431)	$10,353
NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 30, 2012 and December 2, 2011 (in thousands):

	2012	2011
Computers and equipment	$702,270	$581,670
Furniture and fixtures	84,697	75,384
Server hardware under capital lease	35,303	32,151
Capital projects in-progress	63,980	44,219
Leasehold improvements	222,262	206,529
Land	114,941	113,960
Buildings	175,222	99,845
Total	1,398,675	1,153,758
Less accumulated depreciation and amortization	(734,373)	(625,930)
Property and equipment, net	$664,302	$527,828
Depreciation and amortization expense of property and equipment for fiscal 2012, 2011 and 2010 was $134.4 million, $117.5 million and $107.5 million, respectively.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
During fiscal years 2012, 2011 and 2010, we modified our segments due to changes in how we operate our business. See Note 18 for further information regarding our segment changes. Prior year information in the tables below has been reclassified to reflect these changes.
Goodwill by reportable segment and activity for the years ended November 30, 2012 and December 2, 2011 was as follows (in thousands):

	2010	Acquisitions	Other(1)	2011	Acquisitions	Other(2)	2012
Digital Media	$1,799,514	$173,811	$(833)	$1,972,492	$—	$(616)	$1,971,876
Digital Marketing	1,583,738	38,728	(4,292)	1,618,174	291,422	(6,675)	1,902,921
Print and Publishing	258,592	—	(41)	258,551	—	(89)	258,462
Goodwill	$3,641,844	$212,539	$(5,166)	$3,849,217	$291,422	$(7,380)	$4,133,259

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(1)
The change includes adjustments to our Day purchase price allocation through the second quarter of fiscal 2011 and foreign currency translation adjustments. We also recorded adjustments for tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions.

(2)	Amounts primarily consist of foreign currency translation adjustments and adjustments for tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions.
Purchased and other intangible assets, net by reportable segment as of November 30, 2012 and December 2, 2011 were as follows (in thousands):

	2012	2011
Digital Media	$148,215	$181,888
Digital Marketing	396,786	363,560
Print and Publishing	35	78
Purchased and other intangible assets, net	$545,036	$545,526
Purchased and other intangible assets subject to amortization as of November 30, 2012 and December 2, 2011 were as follows (in thousands):

	2012			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$366,574	$(161,538)	$205,036	$314,057	$(91,363)	$222,694
Customer contracts and relationships	$318,027	$(74,214)	$243,813	$433,534	$(229,364)	$204,170
Trademarks	53,293	(19,171)	34,122	52,734	(11,217)	41,517
Acquired rights to use technology	104,402	(56,782)	47,620	106,865	(48,137)	58,728
Localization	8,586	(4,654)	3,932	9,762	(6,591)	3,171
Other intangibles	18,742	(8,229)	10,513	63,906	(48,660)	15,246
Total other intangible assets	$503,050	$(163,050)	$340,000	$666,801	$(343,969)	$322,832
Purchased and other intangible assets, net	$869,624	$(324,588)	$545,036	$980,858	$(435,332)	$545,526

Certain purchased and other intangible assets from prior acquisitions, primarily Macromedia and Omniture, were removed from the balance sheet as they were fully amortized at the end of fiscal 2012. Amortization expense related to purchased and other intangible assets was $146.2 million, $131.5 million and $169.7 million for fiscal 2012, 2011 and 2010, respectively. Of these amounts, for fiscal 2012, 2011 and 2010, $98.3 million, $88.3 million and $97.3 million, respectively, were included in cost of sales.
Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of November 30, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2013	$70,613	$64,429
2014	64,451	56,995
2015	49,779	50,977
2016	11,505	45,359
2017	5,372	40,026
Thereafter	3,316	82,214
Total expected amortization expense	$205,036	$340,000

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of November 30, 2012 and December 2, 2011 consisted of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$242,887	$235,500
Sales and marketing allowances	87,916	58,156
Accrued corporate marketing	39,503	37,757
Taxes payable	26,164	26,732
Royalties payable	10,040	18,778
Accrued interest expense	20,796	21,010
Other	162,834	157,008
Accrued expenses	$590,140	$554,941
Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Domestic	$402,723	$319,500	$283,819
Foreign	716,071	715,730	659,332
Income before income taxes	$1,118,794	$1,035,230	$943,151
Domestic income before taxes is significantly lower than foreign income before taxes due to certain accounting charges that our foreign subsidiaries are not required to bear under foreign accounting standards. These charges do not lower our domestic income subject to U.S. tax.
The provision for income taxes for fiscal 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current:
United States federal	$162,574	$104,587	$260,118
Foreign	59,255	41,724	44,869
State and local	(2,244)	(8,769)	31,866
Total current	219,585	137,542	336,853
Deferred:
United States federal	69,374	60,617	(158,350)
Foreign	(6,082)	8,262	(6,475)
State and local	3,142	(13,606)	(14,665)
Total deferred	66,434	55,273	(179,490)
Tax expense attributable to employee stock plans	—	9,568	11,108
Provision for income taxes	$286,019	$202,383	$168,471

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2012	2011	2010
Computed “expected” tax expense	$391,578	$362,331	$330,103
State tax expense, net of federal benefit	11,320	8,436	13,444
Tax credits	(1,226)	(30,283)	(1,317)
Differences between statutory rate and foreign effective tax rate	(122,999)	(135,178)	(129,063)
Change in deferred tax asset valuation allowance	(2,144)	(493)	1,408
Stock-based compensation (net of tax deduction)	10,976	3,983	4,181
Resolution of income tax examinations	(26,687)	—	(39,753)
Domestic manufacturing deduction benefit	(17,010)	(14,350)	(14,630)
U.S. tax benefits related to state income tax ruling	—	(22,320)	—
Tax charge for licensing acquired company technology to foreign subsidiaries	38,849	31,298	—
Other, net	3,362	(1,041)	4,098
Provision for income taxes	$286,019	$202,383	$168,471
Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 30, 2012 and December 2, 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets:
Acquired technology	$3,890	$794
Reserves and accruals	71,888	95,077
Deferred revenue	9,941	11,999
Unrealized losses on investments	17,482	16,483
Stock-based compensation	85,179	92,817
Net operating loss of acquired companies	16,257	13,481
Credit carryforwards	31,172	24,771
Capitalized expenses	4,023	—
Other	5,165	6,298
Total gross deferred tax assets	244,997	261,720
Deferred tax asset valuation allowance	(28,247)	(5,198)
Total deferred tax assets	216,750	256,522
Deferred tax liabilities:
Depreciation and amortization	(81,034)	(74,048)
Undistributed earnings of foreign subsidiaries	(187,528)	(125,173)
Acquired intangible assets	(153,757)	(146,940)
Total deferred tax liabilities	(422,319)	(346,161)
Net deferred tax liabilities	$(205,569)	$(89,639)
The deferred tax assets and liabilities for fiscal 2012 and fiscal 2011 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2012 includes changes that are recorded to OCI, additional paid-in capital, goodwill and retained earnings.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 30, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.9 billion. The unrecognized deferred tax liability for these earnings is approximately $0.8 billion.
As of November 30, 2012, we have U.S. net operating loss carryforwards of approximately $33.7 million for federal and $77.7 million for state. We also have federal, state and foreign tax credit carryforwards of approximately $1.9 million, $18.0 million and $17.6 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2017 through 2032. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we have been tracking certain deferred tax attributes of $45.0 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity if and when they reduce taxes payable.
As of November 30, 2012, a valuation allowance of $28.2 million has been established for certain deferred tax assets related to the impairment of investments and certain foreign assets. For fiscal 2012, the total change in the valuation allowance was $23.0 million, of which $2.1 million was recorded as a tax benefit through the income statement.
Accounting for Uncertainty in Income Taxes
During fiscal 2012 and 2011, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2012	2011
Beginning balance	$163,607	$156,925
Gross increases in unrecognized tax benefits – prior year tax positions	1,038	11,901
Gross decreases in unrecognized tax benefits – prior year tax positions	—	(4,154)
Gross increases in unrecognized tax benefits – current year tax positions	23,771	32,420
Settlements with taxing authorities	(1,754)	(29,101)
Lapse of statute of limitations	(25,387)	(3,825)
Foreign exchange gains and losses	(807)	(559)
Ending balance	$160,468	$163,607
As of November 30, 2012, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $12.5 million.
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
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2013, it is reasonably possible

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million. These amounts could decrease income tax expense under current GAAP related to income taxes.
NOTE 10.  RESTRUCTURING
 Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During fiscal 2012, we continued to implement restructuring activities under this plan. We vacated approximately 64,000 square feet of sales and/or research and development facilities in Canada, the Czech Republic, Germany, Ireland, Israel and the United Kingdom. We accrued $11.3 million for the fair value of our future contractual obligations under those operating leases as of the dates we ceased to use the leased properties using our estimated credit-adjusted risk-free interest rates ranging from approximately 1% to 4%. This amount is net of the fair value of future estimated sublease income of approximately $3.3 million. Total costs incurred for termination benefits through fiscal 2012 were $56.8 million which included favorable adjustments of $21.8 million arising from revisions to severance cost estimates that were made in connection with the fourth quarter fiscal 2011 restructuring plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $14.6 million as all facilities under this plan have been exited as of November 30, 2012.
Other Restructuring Plans
Other restructuring plans include other Adobe plans and other plans associated with certain of our acquisitions that are substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our consolidated financial statements is not significant. As of November 30, 2012, the total remaining balance under our other restructuring plans was $1.0 million for termination benefits and $9.7 million for closing redundant facilities, of which approximately $8.0 million relates to our Fiscal 2009 Restructuring Plan. Our other restructuring plans consist of the following:

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

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2012 (in thousands):

	December 2, 2011	Costs Incurred	Cash Payments	Other Adjustments*	November 30, 2012
Fiscal 2011 Plan:
Termination benefits	$72,817	$—	$(49,551)	$(22,018)	$1,248
Cost of closing redundant facilities	2,995	11,097	(4,662)	193	9,623
Other Restructuring Plans:
Termination benefits	1,548	810	(977)	(390)	991
Cost of closing redundant facilities	11,019	5,536	(7,940)	1,073	9,688
Total restructuring plans	$88,379	$17,443	$(63,130)	$(21,142)	$21,550

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments and Goodwill adjustments of $0.4 million each.
Accrued restructuring charges of approximately $21.6 million at November 30, 2012 includes $9.3 million recorded in accrued restructuring, current and $12.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through the second half of fiscal 2013 and facilities-related liabilities under contract through fiscal 2021.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2012, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $19.4 million, $19.6 million and $17.9 million in fiscal 2012, 2011 and 2010, respectively. We can terminate matching contributions at our discretion.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 30, 2012 and December 2, 2011, the invested amounts under the Deferred Compensation Plan total $15.1 million and $12.8 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 30, 2012 and December 2, 2011, $16.4 million and $13.2 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 12.  STOCK-BASED COMPENSATION
We have the following stock-based compensation plans and programs:
Restricted Stock Plans
We grant restricted stock units to all eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”), our 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”) and our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). Restricted stock units granted under these plans generally vest over four years, the majority of which vest 25% annually, and certain grants have other vesting periods approved by our Board of Directors or an authorized committee of the Board of Directors.
We grant performance awards to officers and key employees under our Restricted Stock Plan as well as our 2003 Plan. Performance awards granted under these plans after fiscal year 2009 vest annually over three years. Performance awards granted prior to fiscal year 2009 vest annually over four years.
As of November 30, 2012, we had reserved 136.9 million and 5.5 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively and had 36.6 million and 1.4 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively. As of November 30, 2012, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 12 thousand shares were available for grant.

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
As of November 30, 2012, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 19.2 million shares remain available for future issuance.
Stock Option Plans
Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We grant options from the 2003 Plan and the 2005 Assumption Plan. Under these plans, options can be granted to all employees, including executive officers, outside consultants and non-employee directors. These plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally four years for all of these plans. Options granted under these plans generally expire seven years from the effective date of grant.
In fiscal 2012, the Executive Compensation Committee of Adobe's Board of Directors eliminated the use of stock option grants for all employees and stock option grants to non-employee directors were minimal.
Performance Share Programs
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
Issuance of Shares
Upon exercise of stock options, vesting of restricted stock and performance shares, and purchases of shares under the ESPP, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock and performance shares, we instituted a stock repurchase program. See Note 13 for information regarding our stock repurchase programs.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The assumptions used to value our option grants were as follows:

Fiscal Years
	2012	2011	2010
Expected life (in years)	3.9 - 4.2	3.8 - 4.2	3.8 - 5.1
Volatility	31 - 34%	30 - 41%	29 - 36%
Risk free interest rate	0.54 - .71%	0.64 - 1.92%	1.04 - 2.66%
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2012	2011	2010
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30 - 36%	30 - 34%	32 - 40%
Risk free interest rate	0.06 - 0.30%	0.10 - 0.61%	0.18 - 1.09%

We recognize the estimated compensation cost of restricted stock awards and restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these awards are re-measured based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the longer of the remaining performance or service period.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Options
Option activity under our stock option program for fiscal years ended 2012, 2011 and 2010 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
November 27, 2009	41,251	$29.45
Granted	3,198	$34.03
Exercised	(5,196)	$20.48
Cancelled	(2,908)	$33.94
Increase due to acquisition	730	$8.24
December 3, 2010	37,075	$30.33
Granted	4,507	$33.60
Exercised	(4,987)	$21.02
Cancelled	(2,268)	$33.85
Increase due to acquisition	475	$2.25
December 2, 2011	34,802	$31.47
Granted	57	$32.19
Exercised	(6,754)	$23.61
Cancelled	(4,692)	$33.07
Increase due to acquisition	1,104	$3.23
November 30, 2012	24,517	$32.09

The weighted average fair values of options granted during fiscal 2012, 2011 and 2010 were $8.50, $8.82 and $9.17, respectively.
The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $62.6 million, $59.4 million and $72.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at November 30, 2012, December 2, 2011 and December 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Options outstanding	24,517	$32.09	2.74	$103.3
Options vested and expected to vest	24,158	$32.15	2.70	$100.9
Options exercisable	20,668	$33.06	2.27	$73.6
2011
Options outstanding	34,802	$31.47	3.24	$68.0
Options vested and expected to vest	33,856	$31.52	3.17	$65.6
Options exercisable	26,622	$32.31	2.56	$42.1
2010
Options outstanding	37,075	$30.33	3.62	$116.3
Options vested and expected to vest	35,961	$30.42	3.56	$111.0
Options exercisable	27,763	$31.17	3.06	$72.7
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 30, 2012, December 2, 2011 and December 3, 2010 were $34.61, $27.11 and $29.14, respectively.

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2012, 2011 and 2010 were $9.09, $9.01 and $7.43, respectively. Employees purchased 3.2 million shares at an average price of $23.81, 3.7 million shares at an average price of $23.48, and 3.3 million shares at an average price of $20.19, respectively, for fiscal 2012, 2011 and 2010. The intrinsic value of shares purchased during fiscal 2012, 2011 and 2010 was $22.8 million, $28.9 million and $33.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Beginning outstanding balance	16,871	13,890	10,433
Awarded	9,431	8,180	7,340
Released	(5,854)	(3,819)	(2,589)
Forfeited	(2,147)	(1,587)	(1,294)
Increase due to acquisition	114	207	—
Ending outstanding balance	18,415	16,871	13,890

The weighted average grant date fair values of restricted stock units granted during fiscal 2012, 2011 and 2010 were $31.36, $33.10 and $33.47, respectively. The total fair value of restricted stock units vested during fiscal 2012, 2011 and 2010 was $180.1 million, $123.3 million and $84.1 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding restricted stock units outstanding at November 30, 2012, December 2, 2011 and December 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Restricted stock units outstanding	18,415	1.37	$637.3
Restricted stock units vested and expected to vest	16,289	1.26	$562.8
2011
Restricted stock units outstanding	16,871	1.35	$457.4
Restricted stock units vested and expected to vest	14,931	1.25	$404.3
2010
Restricted stock units outstanding	13,890	1.54	$404.8
Restricted stock units vested and expected to vest	11,185	1.38	$325.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 30, 2012, December 2, 2011 and December 3, 2010 were $34.61, $27.11 and $29.14, respectively.

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our 2012 Program for the fiscal year ended November 30, 2012 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	1,125	1,652
Forfeited	(23)	(34)
Ending outstanding balance	1,102	1,618

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the summary of performance share activity under our 2007, 2008, 2010 and 2011 programs, based upon share awards actually achieved, for the fiscal years ended November 30, 2012, December 2, 2011 and December 3, 2010 (in thousands):

	2012	2011	2010
Beginning outstanding balance	405	557	950
Achieved	492	337	—
Released	(464)	(436)	(350)
Forfeited	(45)	(53)	(43)
Ending outstanding balance	388	405	557

The performance metrics under the 2009 Performance Share program were not achieved and therefore no shares were awarded.

The total fair value of performance awards vested during fiscal 2012, 2011 and 2010 was $14.4 million, $14.8 million and $12.0 million, respectively.

Information regarding performance shares outstanding at November 30, 2012, December 2, 2011 and December 3, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2012
Performance shares outstanding	388	0.54	$13.4
Performance shares vested and expected to vest	369	0.51	$12.7
2011
Performance shares units outstanding	405	0.41	$11.0
Performance shares vested and expected to vest	390	0.39	$10.4
2010
Performance shares units outstanding	557	0.58	$16.2
Performance shares vested and expected to vest	514	0.53	$14.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 30, 2012, December 2, 2011 and December 3, 2010 were $34.61, $27.11 and $29.14, respectively.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the day preceding the next annual meeting. Options granted on or after November 29, 2008 have a seven-year term. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.
Options granted to directors for fiscal 2012, 2011 and 2010 were as follows (shares in thousands):

	2012	2011	2010
Options granted to existing directors	43	85	18
Exercise price	$33.18	$33.23	$33.82

Restricted stock units granted to directors for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Restricted stock units granted to existing directors	42	28	48
Restricted stock units granted to new directors	41	—	—

Compensation Costs
With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
As of November 30, 2012, there was $456.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Consolidated Statements of Income for the fiscal years ended November 30, 2012, December 2, 2011 and December 3, 2010 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2012	$2,840	$4,130	$24,823	$31,379	$15,455	$78,627
2011	$936	$4,716	$28,132	$31,754	$20,605	$86,143
2010	$1,265	$1,251	$37,221	$40,983	$21,111	$101,831
Restricted Stock and Performance Share Awards
2012	$3,100	$9,461	$83,349	$76,359	$47,606	$219,875
2011	$1,521	$8,607	$79,427	$68,485	$41,920	$199,960
2010	$1,422	$1,065	$51,387	$52,253	$23,128	$129,255
_________________________________________

(1)	During fiscal 2012, 2011 and 2010, we recorded tax benefits of $47.1 million, $58.3 million and $61.5 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  STOCKHOLDERS’ EQUITY
Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
	Increase/(Decrease)
Net income	$832,775	$832,847	$774,680
Other comprehensive income:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	11,297	(1,795)	(1,211)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(2,874)	(1,834)	(2,959)
Subtotal available-for-sale securities	8,423	(3,629)	(4,170)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	23,922	16,952	20,325
Reclassification adjustment for gains on derivative instruments recognized during the period	(30,672)	(3,749)	(20,169)
Subtotal derivatives designated as hedging instruments	(6,750)	13,203	156
Foreign currency translation adjustments	(911)	2,948	(3,004)
Other comprehensive income	762	12,522	(7,018)
Total comprehensive income, net of taxes	$833,537	$845,369	$767,662
The following table sets forth the taxes related to each component of OCI for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Available-for-sale securities	$13	$700	$495
Foreign currency translation adjustments	$1,169	$2,483	$275
Taxes related to derivative instruments were zero for all fiscal years based on the tax jurisdiction where the derivative instruments were executed.
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, for fiscal 2012 and 2011 (in thousands):

	2012	2011
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,698	$10,810
Unrealized losses on available-for-sale securities	(259)	(4,794)
Total net unrealized gains on available-for-sale securities	14,439	6,016
Net unrealized gains on derivative instruments designated as hedging instruments	6,604	13,354
Cumulative foreign currency translation adjustments	9,669	10,580
Total accumulated other comprehensive income, net of taxes	$30,712	29,950

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of foreign currency translation adjustments for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Beginning balance	$10,580	$7,632	$10,640
Foreign currency translation adjustments	(2,225)	5,156	(4,144)
Income tax effect relating to translation adjustments for undistributed foreign earnings	1,314	(2,208)	1,136
Ending balance	$9,669	$10,580	$7,632
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
During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. During the second quarter of fiscal 2012, we exhausted our $1.6 billion authority granted by our Board of Directors in fiscal 2010.
In April 2012, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program.
During fiscal 2012, 2011 and 2010, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments totaling $405.0 million, $695.0 million and $850 million, respectively. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million was under the new $2.0 billion stock repurchase program and the remaining $305.0 million was under our previous $1.6 billion authority. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment in the third quarter of fiscal 2010 and the remaining $600.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price of $32.29 through structured repurchase agreements entered into during fiscal 2012. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price of $31.81 through structured repurchase agreements entered into during fiscal 2011. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price per share of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010.
For fiscal 2012, 2011 and 2010, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 30, 2012, December 2, 2011 and December 3, 2010 were excluded from the computation of earnings per share. As of November 30, 2012, $33.0 million of prepayments remained under these agreements. As of December 2, 2011 and December 3, 2010, no prepayments remained under these agreements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to November 30, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.8 billion remains under our current authority.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Net income	$832,775	$832,847	$774,680
Shares used to compute basic net income per share	494,731	497,469	519,045
Dilutive potential common shares:
Unvested restricted stock and performance share awards	7,624	4,214	3,170
Stock options	366	2,238	3,609
Shares used to compute diluted net income per share	502,721	503,921	525,824
Basic net income per share	$1.68	$1.67	$1.49
Diluted net income per share	$1.66	$1.65	$1.47
For fiscal 2012, 2011 and 2010 options to purchase approximately 19.4 million, 27.1 million and 22.4 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $31.98, $30.27 and $31.82, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 15.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2010 through fiscal 2012 were as follows (in thousands):

	2012	2011	2010
Rent expense	$105,809	$111,574	$109,114
Less: sublease income	2,330	3,211	3,929
Net rent expense	$103,479	$108,363	$105,185
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Consolidated Balance Sheets. As of November 30, 2012, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In August 2009, we were required to obtain a standby letter of credit for approximately $16.6 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of November 30, 2012, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Consolidated Balance Sheets.

See Note 16 for discussion of our capital lease obligation.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.
The following table summarizes our non-cancellable unconditional purchase obligations, operating leases and capital leases for each of the next five years and thereafter as of November 30, 2012 (in thousands):

		Operating Leases		Capital Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income	Future Minimum Lease Payments
2013	$256,353	$48,562	$1,236	$11,411
2014	22,334	42,843	511	1,773
2015	24,190	31,156	505	—
2016	23,925	25,833	430	—
2017	3,361	21,726	396	—
Thereafter	12,004	80,235	1,184	—
Total	$342,167	$250,355	$4,262	$13,184
Less: interest				(341)
Total				$12,843

The table above includes operating lease commitments related to our restructured facilities. See Note 10 for information regarding our restructuring charges.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities were recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance was amortized to our Consolidated Statements of Income over the life of the original leases. As of November 30, 2012 there was no remaining balance of the unamortized portion of the fair value of the residual value guarantees, for either lease, remaining on our Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our Consolidated Statements of Income, was approximately $29.6 million, $29.8 million and $34.1 million in fiscal 2012, 2011 and 2010, respectively.
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
NOTE 16.  DEBT
Our debt as of November 30, 2012 and December 2, 2011 consisted of the following (in thousands):

	2012	2011
Notes	$1,495,312	$1,494,627
Capital lease obligations	12,843	19,681
Total debt and capital lease obligations	1,508,155	1,514,308
Less: current portion	11,217	9,212
Debt and capital lease obligations	$1,496,938	$1,505,096
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During fiscal 2012 interest payments totaled $62.3 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 30, 2012, we were in compliance with all of the covenants.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on March 2, 2017 unless (a) the commitments are terminated earlier upon the occurrence of certain events, including events of default, or (b) the maturity date is extended upon our request, subject to the agreement of the lenders.
As of November 30, 2012, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants. In connection with entering into the Credit Agreement as described above, we terminated and paid off all obligations under our previous credit agreement, dated as of February 16, 2007.
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and was recorded at fair value. As of November 30, 2012, our capital lease obligations of $12.8 million includes $11.2 million of current debt.
NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2012, 2011 and 2010 included the following (in thousands):

	2012	2011	2010
Interest and other income (expense), net:
Interest income	$24,549	$24,506	$21,923
Foreign exchange gains (losses)	(31,431)	(30,226)	(12,948)
Realized gains on fixed income investment	3,152	2,012	2,953
Realized losses on fixed income investment	(278)	(178)	—
Other	594	912	1,211
Interest and other income (expense), net	$(3,414)	$(2,974)	$13,139
Interest expense	$(67,487)	$(66,952)	$(56,952)
Investment gains (losses), net:
Realized investment gains	$8,918	$7,159	$9,819
Unrealized investment gains	940	—	1,008
Realized investment losses	(104)	(850)	(9,619)
Unrealized investment losses	(250)	(452)	(7,318)
Investment gains (losses), net	$9,504	$5,857	$(6,110)
Non-operating income (expense), net	$(61,397)	$(64,069)	$(49,923)

NOTE 18.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our chief operating decision maker reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our segment results for fiscal 2012, 2011 and 2010 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2012
Revenue	$3,128,548	$1,058,357	$216,772	$4,403,677
Cost of revenue	134,574	338,600	10,608	483,782
Gross profit	$2,993,974	$719,757	$206,164	$3,919,895
Gross profit as a percentage of revenue	96%	68%	95%	89%
Fiscal 2011
Revenue	$3,088,527	$909,406	$218,325	$4,216,258
Cost of revenue	128,951	301,600	7,322	437,873
Gross profit	$2,959,576	$607,806	$211,003	$3,778,385
Gross profit as a percentage of revenue	96%	67%	97%	90%
Fiscal 2010
Revenue	$2,834,417	$739,356	$226,227	$3,800,000
Cost of revenue	135,476	254,727	13,299	403,502
Gross profit	$2,698,941	$484,629	$212,928	$3,396,498
Gross profit as a percentage of revenue	95%	66%	94%	89%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2012, 2011 and 2010 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2012	2011	2010
Americas:
United States	$1,969,924	$1,823,205	$1,641,985
Other	226,430	221,399	193,309
Total Americas	2,196,354	2,044,604	1,835,294
EMEA	1,294,566	1,317,417	1,191,946
APAC:
Japan	531,028	517,378	477,462
Other	381,729	336,859	295,298
Total APAC	912,757	854,237	772,760
Revenue	$4,403,677	$4,216,258	$3,800,000

Property and Equipment	2012	2011
Americas:
United States	$552,634	$437,701
Other	1,426	1,926
Total Americas	554,060	439,627
EMEA	63,515	53,474
APAC:
India	30,007	18,955
Other	16,720	15,772
Total APAC	46,727	34,727
Property and equipment, net	$664,302	$527,828
 Significant Customers
As listed, our significant customers are distributors who sell products across our various segments. Our significant customers, as a percentage of net revenue for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Ingram Micro	11%	14%	15%

In fiscal 2012, no single customer was responsible for over 10% of our gross trade receivables. In fiscal 2011, Ingram Micro, Inc. represented 14% of our gross trade receivables.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2012
(in thousands, except per share data)	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$1,045,220	$1,124,449	$1,080,580	$1,153,428
Gross profit	$936,955	$993,531	$960,959	$1,028,450
Income before income taxes	$270,377	$294,574	$263,212	$290,631
Net income	$185,209	$223,876	$201,357	$222,333
Basic net income per share	$0.37	$0.45	$0.41	$0.45
Diluted net income per share	$0.37	$0.45	$0.40	$0.44

	2011
(in thousands, except per share data)	Quarter Ended
	March 4	June 3	September 2	December 2
Revenue	$1,027,706	$1,023,179	$1,013,212	$1,152,161
Gross profit	$920,067	$913,978	$908,558	$1,035,782
Income before income taxes	$286,087	$259,244	$256,719	$233,180
Net income	$234,591	$229,436	$195,101	$173,719
Basic net income per share	$0.47	$0.46	$0.39	$0.35
Diluted net income per share	$0.46	$0.45	$0.39	$0.35
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.
NOTE 20.  SUBSEQUENT EVENTS
Subsequent to November 30, 2012, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $100.0 million stock repurchase agreement, $1.8 billion remains under our current authority. See Note 13 for further discussion of our stock repurchase program.
On December 20, 2012, we acquired privately held Behance, an online social media platform to showcase and discover creative work, for approximately $130.0 million in merger consideration, including cash and the assumption of certain employee equity awards. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements.
Behance will be integrated into our Digital Media reportable segment for financial reporting purposes beginning in the first quarter of fiscal 2013. This acquisition will not have a material impact to our Consolidated Balance Sheets and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries (the “Company”) as of November 30, 2012 and December 2, 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2012. We also have audited Adobe Systems Incorporated's internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Adobe Systems Incorporated's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 30, 2012 and December 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on criteria established in COSO.
As discussed in note 1 to the consolidated financial statements, the Company changed its method for accounting for multiple element revenue transactions in fiscal 2010, resulting from the adoption of new accounting pronouncements.
(signed) KPMG LLP
Santa Clara, California
January 22, 2013

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 30, 2012. Based on their evaluation as of November 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2012, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) is incorporated by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2013.

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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 22, 2013
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 22, 2013
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHATANU NARAYEN		January 22, 2013
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 22, 2013
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 22, 2013
Richard T. Rowley	Vice President, Corporate Controller and Principal Accounting Officer

/s/ AMY BANSE		January 22, 2013
Amy Banse	Director

/s/ KELLY BARLOW		January 22, 2013
Kelly Barlow	Director

/s/ EDWARD W. BARNHOLT		January 22, 2013
Edward W. Barnholt	Director

Signature	Title	Date

/s/ ROBERT K. BURGESS		January 22, 2013
Robert K. Burgess	Director

/s/ FRANK CALDERONI		January 22, 2013
Frank Calderoni	Director

/s/ MICHAEL R. CANNON		January 22, 2013
Michael R. Cannon	Director

/s/ JAMES E. DALEY		January 22, 2013
James E. Daley	Director

/s/ LAURA DESMOND		January 22, 2013
Laura Desmond	Director

/s/ DANIEL L. ROSENSWEIG		January 22, 2013
Daniel L. Rosensweig	Director

/s/ ROBERT SEDGEWICK		January 22, 2013
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
ActionScript
AdLens
Adobe
Adobe AIR
Adobe Audition
Adobe Connect
Adobe DataWarehouse
Adobe Discover
Adobe Genesis
Adobe Muse
Adobe Premiere
Adobe SiteSearch
Adobe Type Manager
After Effects
AIR
Auditude
Authorware
BusinessCatalyst
Captivate
ColdFusion
ColdFusion Builder
Contribute
Creative Cloud
Creative Suite
CRX
Director
Dreamweaver
EchoSign
Encore
Fireworks
Flash
Flash Builder
Font Folio
FrameMaker
FreeHand
Illustrator
InCopy
InDesign
JRun
Lightroom
LiveCycle
Omniture
PageMaker
PhoneGap
PhoneGap Build
Photoshop
PostScript
Prelude
Reader
RevelRoboHelp
Scene7
Shockwave
SiteCatalyst

SUMMARY OF TRADEMARKS (Continued)

SpeedGrade
Test&Target
Typekit
Visual Communicator
All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/13/12	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011				X

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/26/12	10.14

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.2

10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.34	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.35	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.36	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.37	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.38	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.39	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.40	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.42	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.43	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.44	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.45	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.46	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.47	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.48	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.50	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.51	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.52	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.53	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.54	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.55	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.56	Form of Performance Share Program Award Grant Notice and Performance Share Program Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	10-K	1/26/12	10.61

10.57	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.58	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.59	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.60	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.61	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-K	1/26/12	10.66

10.62	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.63	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.64	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.65	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.66	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.67	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.68	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.69	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.70	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.71	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.72	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.73	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2

10.74	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.75	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.76	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.77	Form of Efficient Frontier, Inc. Non-Plan Notice of Grant, Stock Option Agreement and Stock Purchase Agreement*	S-8	1/27/12	99.2

10.78	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

12.1	Ratio of Earnings to Fixed Charges				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.43 through 10.55 are to filings made by Omniture, Inc.

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