Form 10-Q
period 2013-03-01
ADOBE SYSTEMS INC
filed 2013-03-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2013

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 22, 2013 was 501,936,172.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 1, 2013	November 30, 2012
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,306,382	$1,425,052
Short-term investments	2,354,307	2,113,301
Trade receivables, net of allowances for doubtful accounts of $12,715 and $12,643, respectively	485,801	617,233
Deferred income taxes	64,930	59,537
Prepaid expenses and other current assets	161,663	116,237
Total current assets	4,373,083	4,331,360
Property and equipment, net	686,014	664,302
Goodwill	4,221,487	4,133,259
Purchased and other intangibles, net	580,568	545,036
Investment in lease receivable	207,239	207,239
Other assets	97,320	93,327
Total assets	$10,165,711	$9,974,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$72,725	$49,759
Accrued expenses	505,465	590,140
Capital lease obligations	22,406	11,217
Accrued restructuring	6,767	9,287
Income taxes payable	11,126	49,886
Deferred revenue	645,834	561,463
Total current liabilities	1,264,323	1,271,752
Long-term liabilities:
Debt and capital lease obligations	1,509,003	1,496,938
Deferred revenue	54,197	58,102
Accrued restructuring	10,053	12,263
Income taxes payable	159,859	155,096
Deferred income taxes	292,770	265,106
Other liabilities	70,168	50,084
Total liabilities	3,360,373	3,309,341
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 501,045 and 494,132 shares outstanding, respectively	61	61
Additional paid-in-capital	3,116,471	3,038,665
Retained earnings	6,808,489	7,003,003
Accumulated other comprehensive income	40,110	30,712
Treasury stock, at cost (99,789 and 106,702 shares, respectively), net of reissuances	(3,159,793)	(3,407,259)
Total stockholders’ equity	6,805,338	6,665,182
Total liabilities and stockholders’ equity	$10,165,711	$9,974,523
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of November 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 1, 2013	March 2, 2012
Revenue:
Products	$675,789	$808,521
Subscription	224,266	146,230
Services and support	107,818	90,469
Total revenue	1,007,873	1,045,220
Cost of revenue:
Products	51,982	25,668
Subscription	62,580	48,780
Services and support	42,122	33,817
Total cost of revenue	156,684	108,265
Gross profit	851,189	936,955
Operating expenses:
Research and development	209,638	177,728
Sales and marketing	398,033	358,963
General and administrative	132,853	102,681
Restructuring charges	2	(2,825)
Amortization of purchased intangibles	12,439	11,429
Total operating expenses	752,965	647,976
Operating income	98,224	288,979
Non-operating income (expense):
Interest and other income (expense), net	1,246	(2,785)
Interest expense	(16,834)	(16,838)
Investment gains (losses), net	848	1,021
Total non-operating income (expense), net	(14,740)	(18,602)
Income before income taxes	83,484	270,377
Provision for income taxes	18,367	85,168
Net income	$65,117	$185,209
Basic net income per share	$0.13	$0.37
Shares used to compute basic net income per share	498,607	494,016
Diluted net income per share	$0.13	$0.37
Shares used to compute diluted net income per share	507,840	500,378

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 1, 2013	March 2, 2012
	Increase/(Decrease)
Net income	$65,117	$185,209
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	702	12,864
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(1,584)	(497)
Net increase (decrease) from available-for-sale securities	(882)	12,367
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	21,776	12,581
Reclassification adjustment for gains on derivative instruments recognized during the period	(7,094)	(10,348)
Net increase from derivatives designated as hedging instruments	14,682	2,233
Foreign currency translation adjustments	(4,402)	2,198
Other comprehensive income	9,398	16,798
Total comprehensive income, net of taxes	$74,515	$202,007

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 1, 2013	March 2, 2012
Cash flows from operating activities:
Net income	$65,117	$185,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	76,752	69,861
Stock-based compensation	84,196	71,582
Deferred income taxes	15,176	63,377
Unrealized (gains) losses on investments	(418)	(3,168)
Other non-cash items	(4,647)	(6,650)
Excess tax benefits from stock-based compensation	—	(2,670)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	131,511	152,721
Prepaid expenses and other current assets	(35,447)	(15,080)
Trade payables	22,477	(42,542)
Accrued expenses	(78,966)	(116,908)
Accrued restructuring	(4,047)	(39,057)
Income taxes payable	(29,187)	(19,051)
Deferred revenue	79,514	16,739
Net cash provided by operating activities	322,031	314,363
Cash flows from investing activities:
Purchases of short-term investments	(723,541)	(352,179)
Maturities of short-term investments	110,958	112,089
Proceeds from sales of short-term investments	366,808	207,672
Acquisitions, net of cash acquired	(96,356)	(353,184)
Purchases of property and equipment	(60,190)	(51,088)
Purchases of long-term investments and other assets	(46,633)	(5,203)
Proceeds from sale of long-term investments	2,840	4,186
Net cash used for investing activities	(446,114)	(437,707)
Cash flows from financing activities:
Purchases of treasury stock	(100,000)	(80,000)
Proceeds from issuance of treasury stock	88,566	13,366
Excess tax benefits from stock-based compensation	—	2,670
Proceeds from debt and capital lease obligations	25,703	—
Repayment of debt and capital lease obligations	(2,507)	(2,264)
Debt issuance costs	(357)	(2,297)
Net cash provided by (used for) financing activities	11,405	(68,525)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,992)	3,632
Net decrease in cash and cash equivalents	(118,670)	(188,237)
Cash and cash equivalents at beginning of period	1,425,052	989,500
Cash and cash equivalents at end of period	$1,306,382	$801,263
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$49,863	$51,397
Cash paid for interest	$31,960	$33,883
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$661	$4,265

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 on file with the SEC (our “Annual Report”).
With the exception of the discussion below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements
In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present separate consolidated statements of comprehensive income from the consolidated statements of income. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company’s financial position or results of operations.
NOTE 2.  ACQUISITIONS
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities will accelerate our strategy to bring additional community features to the Creative Cloud. We have included the financial results of Behance in our condensed consolidated financial statements beginning on the acquisition date.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Behance’s net tangible and intangible assets based upon their estimated fair values as of December 20, 2012. The total adjusted preliminary purchase price for Behance was approximately $111.1 million of which approximately $90.5 million was allocated to goodwill, $28.5 million to identifiable intangible assets and $7.9 million to net liabilities assumed. The impact of this acquisition was not material to our condensed consolidated financial statements.
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
Under the acquisition method of accounting, the total purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. The total final purchase price for Efficient Frontier was approximately $374.7 million of which approximately $291.4 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $39.4 million to net liabilities assumed. The impact of this acquisition was not material to our condensed consolidated financial statements.

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
Cash, cash equivalents and short-term investments consisted of the following as of March 1, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$247,671	$—	$—	$247,671
Cash equivalents:
Corporate bonds and commercial paper	9,514	1	(2)	9,513
Money market mutual funds	895,845	—	—	895,845
Municipal securities	1,498	—	(1)	1,497
Time deposits	63,956	—	—	63,956
U.S. Treasury securities	87,900	1	(1)	87,900
Total cash equivalents	1,058,713	2	(4)	1,058,711
Total cash and cash equivalents	1,306,384	2	(4)	1,306,382
Short-term fixed income securities:
Corporate bonds and commercial paper	1,195,722	10,379	(165)	1,205,936
Foreign government securities	12,492	64	(1)	12,555
Municipal securities	185,907	386	(11)	186,282
U.S. agency securities	506,699	2,024	(20)	508,703
U.S. Treasury securities	439,712	926	(1)	440,637
Subtotal	2,340,532	13,779	(198)	2,354,113
Marketable equity securities	194	—	—	194
Total short-term investments	2,340,726	13,779	(198)	2,354,307
Total cash, cash equivalents and short-term investments	$3,647,110	$13,781	$(202)	$3,660,689

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 1, 2013 and November 30, 2012 (in thousands):

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$191,986	$(167)	$95,489	$(132)
Foreign government securities	3,599	(1)	2,105	(12)
Municipal securities	14,950	(12)	40,524	(60)
U.S. Treasury and agency securities	102,862	(19)	48,203	(55)
Total	$313,397	$(199)	$186,321	$(259)

There were 153 securities and 65 securities that were in an unrealized loss position for less than twelve months at March 1, 2013 and at November 30, 2012, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for more than twelve months, as of March 1, 2013 and November 30, 2012 (in thousands):

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$—	$—	$2,999	$(1)
U.S. Treasury and agency securities	8,209	(3)	—	—
Total	$8,209	$(3)	$2,999	$(1)
There was one security in an unrealized loss position for more than twelve months at March 1, 2013 and November 30, 2012.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 1, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$549,442	$550,707
Due between one and two years	701,820	706,425
Due between two and three years	728,813	732,718
Due after three years	360,457	364,263
Total	$2,340,532	$2,354,113
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the three months ended March 1, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 1, 2013.
The fair value of our financial assets and liabilities at March 1, 2013 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$9,513	$—	$9,513	$—
Money market mutual funds	895,845	895,845	—	—
Municipal securities	1,497	—	1,497	—
Time deposits	63,956	63,956	—	—
U.S. Treasury securities	87,900	—	87,900	—
Short-term investments:
Corporate bonds and commercial paper	1,205,936	—	1,205,936	—
Foreign government securities	12,555	—	12,555	—
Marketable equity securities	194	194	—	—
Municipal securities	186,282	—	186,282	—
U.S. agency securities	508,703	—	508,703	—
U.S. Treasury securities	440,637	—	440,637	—
Prepaid expenses and other current assets:
Foreign currency derivatives	32,466	—	32,466	—
Other assets:
Deferred compensation plan assets	17,456	506	16,950	—
Total assets	$3,462,940	$960,501	$2,502,439	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$3,251	$—	$3,251	$—
Total liabilities	$3,251	$—	$3,251	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 1, 2013, we determined there were no material other-than-temporary impairments on our cost method investments.
As of March 1, 2013, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of March 1, 2013, based on Level 2 quoted prices in inactive markets. See Note 13 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
In countries outside the U.S., we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities up to twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.
We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the balance sheet and measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the derivative does not qualify for hedge accounting, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
We also hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Condensed Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.
The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements as determined by our counterparty risk assessment process. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we may adjust our exposure to various counterparties. In addition, our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
The aggregate fair value of derivative instruments in net asset positions as of March 1, 2013 and November 30, 2012 was $32.5 million and $13.5 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $3.3 million and $1.0 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 1, 2013 and November 30, 2012 were as follows (in thousands):

	2013		2012
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$25,521	$—	$10,897	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	6,945	3,251	2,616	998
Total derivatives	$32,466	$3,251	$13,513	$998
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three months ended March 1, 2013 and March 2, 2012 was as follows (in thousands):

	2013		2012
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$21,776	$—	$12,581	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$7,094	$—	$10,348	$—
Net gain (loss) recognized in income(3)	$(4,668)	$—	$(8,245)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,478	$—	$8,150
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 1, 2013 and November 30, 2012 was $4.221 billion and $4.133 billion, respectively. The increase was primarily due to our acquisition of Behance.
Purchased and other intangible assets subject to amortization as of March 1, 2013 and November 30, 2012 were as follows (in thousands):

	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$358,612	$(162,882)	$195,730	$366,574	$(161,538)	$205,036
Customer contracts and relationships	$324,221	$(82,802)	$241,419	$318,027	$(74,214)	$243,813
Trademarks	66,551	(21,249)	45,302	53,293	(19,171)	34,122
Acquired rights to use technology	147,397	(61,222)	86,175	104,402	(56,782)	47,620
Localization	8,423	(5,369)	3,054	8,586	(4,654)	3,932
Other intangibles	17,646	(8,758)	8,888	18,742	(8,229)	10,513
Total other intangible assets	$564,238	$(179,400)	$384,838	$503,050	$(163,050)	$340,000
Purchased and other intangible assets, net	$922,850	$(342,282)	$580,568	$869,624	$(324,588)	$545,036

During the three months ended March 1, 2013, we acquired rights to use certain technology for approximately $51.8 million. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue.

During the three months ended March 1, 2013, certain purchased intangibles associated with our Omniture acquisition became fully amortized and were removed from the balance sheet. Excluding the expense associated with historical use of the acquired rights to use the technology discussed above, amortization expense related to purchased and other intangible assets was $36.9 million and $33.1 million for the three months ended March 1, 2013 and March 2, 2012, respectively. Of these amounts, $26.4 million and $21.6 million were included in cost of sales for the three months ended March 1, 2013 and March 2, 2012, respectively.
As of March 1, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2013	$54,114	$55,222
2014	66,501	66,192
2015	51,804	60,216
2016	13,140	54,621
2017	6,736	46,275
Thereafter	3,435	102,312
Total expected amortization expense	$195,730	$384,838

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of March 1, 2013 and November 30, 2012 consisted of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$171,123	$242,887
Sales and marketing allowances	79,081	87,916
Accrued corporate marketing	40,574	39,503
Taxes payable	16,724	26,164
Royalties payable	8,154	10,040
Accrued interest expense	5,039	20,796
Other	184,770	162,834
Accrued expenses	$505,465	$590,140

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 1, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	18,415	16,871
Awarded	5,807	9,431
Released	(4,904)	(5,854)
Forfeited	(382)	(2,147)
Increase due to acquisition	—	114
Ending outstanding balance	18,936	18,415

 Information regarding restricted stock units outstanding at March 1, 2013 and March 2, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Restricted stock units outstanding	18,936	1.66	$754.2
Restricted stock units vested and expected to vest	16,279	1.59	$646.5
2012
Restricted stock units outstanding	18,350	1.90	$618.9
Restricted stock units vested and expected to vest	15,432	1.79	$519.6
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 1, 2013 and March 2, 2012 were $39.83 and $33.73, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our Performance Share Program for fiscal 2013 (the “2013 Program”) for the three months ended March 1, 2013 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	945	1,891
Forfeited	(4)	(9)
Ending outstanding balance	941	1,882

Effective January 24, 2013, our Executive Compensation Committee modified our Performance Share Program by eliminating the use of qualitative performance objectives, with 100% of shares to be earned based on the achievement of an objective total stockholder return measure over a three-year performance period. Performance awards will be granted under the 2013 Program pursuant to the terms of our 2003 Equity Incentive Plan. The purpose of the 2013 Program is to align key management and senior leadership with stockholders’ interests over the long term and to retain key employees. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2016. Participants in the 2013 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
In the first quarter of fiscal 2013, the Executive Compensation Committee certified the actual performance achievement of participants in the 2012 Performance Share Program (the “2012 Program”). Based upon the achievement of specific and/or market-based performance goals outlined in the 2012 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 116% of target or approximately 1.3 million shares for the 2012 Program. One third of the shares under the 2012 Program vested in the first quarter of fiscal 2013 and the remaining two thirds vest evenly on the following two anniversaries of the grant, contingent upon the recipient's continued service to Adobe.
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
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 programs, based upon share awards actually achieved, for the three months ended March 1, 2013 and the fiscal year ended November 30, 2012 (in thousands):

	2013	2012
Beginning outstanding balance	388	405
Achieved	1,279	492
Released	(657)	(464)
Forfeited	(32)	(45)
Ending outstanding balance	978	388

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at March 1, 2013 and March 2, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Performance shares outstanding	978	1.32	$38.9
Performance shares vested and expected to vest	865	1.29	$34.4
2012
Performance shares outstanding	453	1.23	$15.3
Performance shares vested and expected to vest	403	1.20	$13.5
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 1, 2013 and March 2, 2012 were $39.83 and $33.73, respectively.

Summary of Stock Options
There were no option grants during the three months ended March 1, 2013. The assumptions used to value option grants during the three months ended March 2, 2012 were as follows:

Three Months
2012
Expected life (in years)	3.9
Volatility	34%
Risk free interest rate	0.54%

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 1, 2013 and March 2, 2012 were as follows:

	Three Months
	2013	2012
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 30%	36%
Risk free interest rate	0.12 - 0.27%	0.06 - 0.27%

Option activity for the three months ended March 1, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	24,517	34,802
Granted	—	57
Exercised	(4,869)	(6,754)
Cancelled	(1,242)	(4,692)
Increase due to acquisition	129	1,104
Ending outstanding balance	18,535	24,517

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at March 1, 2013 and March 2, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Options outstanding	18,535	$32.56	2.76	$139.3
Options vested and expected to vest	18,250	$32.66	2.71	$135.3
Options exercisable	15,495	$33.71	2.25	$99.4
2012
Options outstanding	32,594	$30.97	3.14	$148.4
Options vested and expected to vest	31,783	$31.08	3.07	$142.4
Options exercisable	25,490	$32.61	2.39	$85.2
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of March 1, 2013 and March 2, 2012 were $39.83 and $33.73, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.2 million shares at an average price of $25.49 and 1.1 million shares at an average price of $23.64 for the three months ended March 1, 2013 and March 2, 2012, respectively. The intrinsic value of shares purchased during the three months ended March 1, 2013 and March 2, 2012 was $14.5 million and $5.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of March 1, 2013, there was $607.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended March 1, 2013 and March 2, 2012 were as follows (in thousands):

	2013		2012
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$637	$1,063	$742	$603
Cost of revenue—services and support	855	2,450	1,116	2,070
Research and development	5,820	25,731	7,199	18,081
Sales and marketing	6,667	23,752	8,780	16,916
General and administrative	2,514	14,707	4,500	11,574
Total	$16,493	$67,703	$22,337	$49,244

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
During the three months ended March 1, 2013, we continued to implement restructuring activities under this plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $10.9 million as all facilities under this plan have been exited as of March 1, 2013.
Other Restructuring Plans
Other restructuring plans include other Adobe plans and other plans associated with certain of our acquisitions that are substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our condensed consolidated financial statements is not significant. Our other restructuring plans primarily consist of the 2009 Restructuring Plan, which was implemented in the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan.
During the three months ended March 1, 2013 we vacated approximately 21,000 square feet of sales facilities in Australia in connection with our other restructuring plans.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the three months ended March 1, 2013 (in thousands):

	November 30, 2012	Costs Incurred	Cash Payments	Other Adjustments*	March 1, 2013
Fiscal 2011 Restructuring Plan:
Termination benefits	$1,248	$—	$(722)	$105	$631
Cost of closing redundant facilities	9,623	—	(274)	(3,687)	5,662
Other Restructuring Plans:
Termination benefits	991	—	(198)	(8)	785
Cost of closing redundant facilities	9,688	4,328	(2,851)	(1,423)	9,742
Total restructuring plans	$21,550	$4,328	$(4,045)	$(5,013)	$16,820
_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments and goodwill adjustments of $0.5 million and $0.2 million, respectively.
Accrued restructuring charges of approximately $16.8 million as of March 1, 2013 includes $6.8 million recorded in accrued restructuring, current and $10.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2013 and facilities-related liabilities under contract through fiscal 2021.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended March 1, 2013 were as follows (in thousands):

Balance as of November 30, 2012	$7,003,003
Net income	65,117
Re-issuance of treasury stock	(259,631)
Balance as of March 1, 2013	$6,808,489
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
The components of accumulated other comprehensive income and activity, net of related taxes, for the three months ended March 1, 2013 was as follows (in thousands):

	November 30, 2012	Increase / Decrease	Reclassification Adjustments		March 1, 2013
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,699	$659	$(1,599)		$13,759
Unrealized losses on available-for-sale securities	(260)	43	15		(202)
Total net unrealized gains on available-for-sale securities	14,439	702	(1,584)	(1)	13,557
Net unrealized gains on derivative instruments designated as hedging instruments	6,604	21,776	(7,094)	(2)	21,286
Cumulative foreign currency translation adjustments	9,669	(4,402)	—		5,267
Total accumulated other comprehensive income, net of taxes	$30,712	$18,076	$(8,678)		$40,110
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third parties.
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.

During the three months ended March 1, 2013 and March 2, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $100.0 million and $80.0 million, respectively. The $100.0 million prepayments during the first quarter of fiscal 2013 were under the new $2.0 billion stock repurchase authority while the $80.0 million prepayments during the first quarter of fiscal 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 1, 2013, we repurchased approximately 2.7 million shares at an average price of $37.32 through structured repurchase agreements entered into during fiscal 2012 and the three months ended March 1, 2013. During the three months ended March 2, 2012, we repurchased approximately 1.8 million shares at an average price of $30.07 through structured repurchase agreements entered into during the three months ended March 2, 2012.
As of March 1, 2013, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of March 1, 2013, $32.8 million of prepayment remained under this agreement.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 1, 2013 and March 2, 2012 (in thousands, except per share data):

	Three Months
	2013	2012
Net income	$65,117	$185,209
Shares used to compute basic net income per share	498,607	494,016
Dilutive potential common shares:
Unvested restricted stock and performance share awards	6,526	4,280
Stock options	2,707	2,082
Shares used to compute diluted net income per share	507,840	500,378
Basic net income per share	$0.13	$0.37
Diluted net income per share	$0.13	$0.37
For the three months ended March 1, 2013, options to purchase approximately 6.8 million shares of common stock with exercise prices greater than the average fair market value of our stock of $37.82, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three months ended March 2, 2012, options to purchase approximately 26.1 million shares of common stock with exercise prices greater than the average fair market value of our stock of $30.16 were not included in the calculation because the effect would have been anti-dilutive.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of March 1, 2013, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for approximately $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of March 1, 2013, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 13 for further information regarding of our capital lease obligations.
The following are our future minimum lease payments under our non-cancellable capital leases for each of the next five years and thereafter as of March 1, 2013 (in thousands):

Fiscal Year	Capital Lease Obligations
Remainder of 2013	$23,011
2014	13,660
2015	—
2016	—
2017	—
Thereafter	—
Gross lease commitment	$36,671
Less: interest	(748)
Net lease commitment	$35,923
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
In addition to intellectual property disputes, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
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
NOTE 13.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2013, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted prices in inactive markets, the fair value of the Notes was approximately $1.6 billion as of March 1, 2013.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 1, 2013, we were in compliance with all of the covenants.
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
On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of March 1, 2013, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In January 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of March 1, 2013, our capital lease obligations of $35.9 million includes $22.4 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense), net for the three months ended March 1, 2013 and March 2, 2012 included the following (in thousands):

	Three Months
	2013	2012
Interest and other income (expense), net:
Interest income	$5,681	$6,193
Foreign exchange gains (losses)	(6,174)	(9,721)
Realized gains on fixed income investment	1,598	702
Realized losses on fixed income investment	(14)	(205)
Other	155	246
Interest and other income (expense), net	$1,246	$(2,785)
Interest expense	$(16,834)	$(16,838)
Investment gains (losses), net:
Realized investment gains	$418	$245
Unrealized investment gains	444	810
Realized investment losses	(14)	(34)
Investment gains (losses), net	$848	$1,021
Non-operating income (expense), net	$(14,740)	$(18,602)
NOTE 15.  SEGMENTS

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
Effective in the first quarter of fiscal 2013, we moved our video server solutions products from our Digital Media segment to our Digital Marketing segment to better align the role of how Adobe can help its customers monetize their video assets with our Digital Marketing solutions. Prior year information in the table below has been updated to reflect this change.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended March 1, 2013
Revenue	$688,400	$267,700	$51,773	$1,007,873
Cost of revenue	53,709	98,279	4,696	156,684
Gross profit	$634,691	$169,421	$47,077	$851,189
Gross profit as a percentage of revenue	92%	63%	91%	84%
Three months ended March 2, 2012
Revenue	$724,353	$265,837	$55,030	$1,045,220
Cost of revenue	25,625	79,547	3,093	108,265
Gross profit	$698,728	$186,290	$51,937	$936,955
Gross profit as a percentage of revenue	96%	70%	94%	90%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2012. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model (also known as a hosted or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on mobile, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a website at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.
OPERATIONS OVERVIEW
For our first quarter of fiscal 2013, we reported solid financial results consistent with the continued execution of our plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
In May 2012, we launched Adobe Creative Suite 6 (“CS6”) which is at the center of Adobe Creative Cloud, our new subscription-based model for creating and publishing content and applications that was also released in May 2012. The launch of CS6 included major updates to all of our core Creative Suite (“CS”) point products as well as four suite versions. Late in the fourth quarter of fiscal 2012, we launched Creative Cloud for teams, a platform for teams and workgroups to access all applications and online services in the Creative Cloud. Over time, we expect Creative Cloud to transform our business model and drive higher revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry, as well as keeping existing customers current on our latest release. This model will drive our revenue to be more recurring and predictable since revenue is recognized ratably. We continue to implement strategies that will accelerate the adoption of our Creative Cloud subscription model, causing our traditional perpetual license revenue to decline. We currently plan to continue to offer the perpetual licensing model as we transition our customers to this new subscription-based model.
Adoption of our Creative Cloud subscription offering continued to accelerate in the first quarter of fiscal 2013, which has and will continue to cause our traditional perpetual license revenue and, in turn, total net revenue in fiscal 2013, to decline. As anticipated during this transition, expenses did not and are not expected to decline in correlation to the decrease in revenue, which will adversely affect our net income and operating margin throughout fiscal 2013. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by attracting new users, keeping our end user base current and thereby driving higher average revenue per user. Additionally, our shift to a subscription model will increase the amount of recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.

To assist with the understanding of this transition and the related shift in revenue described above, we are using certain performance metrics to assess the health and trajectory of our overall Digital Media segment.

These metrics include the total number of current paid subscriptions and Annualized Recurring Revenue (“ARR”). We define ARR as the sum of:

•	the number of current paid subscriptions, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•	twelve months of contract value of Enterprise Term License Agreements (“ETLAs”) where the revenue is ratably recognized over the life of the contract.

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
With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 1, 2013, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Recent Accounting Pronouncements

In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present separate consolidated statements of comprehensive income from the consolidated statements of income. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company’s financial position or results of operations.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Financial Performance Summary for the First Quarter of Fiscal 2013

•
We continue to derive the majority of our revenue from perpetual licenses. However, during the three months ended March 1, 2013, our subscription revenue as a percentage of total revenue increased to 22% from 14% in the year ago period, as we transition more of our business to a subscription-based model.

•
Total Digital Media ARR of $297.0 million as of March 1, 2013 increased by $94.0 million, or 46% from November 30, 2012, primarily due to increases in the number of paid Creative Cloud individual and team subscribers.

•
Our total deferred revenue of $700.0 million as of March 1, 2013 increased by $80.5 million, or 13% in the first quarter of fiscal 2013 primarily due to increases in enterprise term licenses agreements and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue and operating expenses of $909.6 million increased by $153.4 million, or 20%, year-over-year during the three months ended March 1, 2013 from $756.2 million. The increase is primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and to a lesser extent, a one-time charge associated with technology licensing arrangements.

•
Net income of $65.1 million decreased by $120.1 million, or 65%, year-over-year during the three months ended March 1, 2013 from $185.2 million primarily due to the reasons stated above and offset in part by the effects of the extension of the federal research and development credit.

•	Net cash flow from operations of $322.0 million during the three months ended March 1, 2013 remained relatively stable compared to the three months ended March 2, 2012.

Revenue for the Three Months Ended March 1, 2013 and March 2, 2012 (dollars in millions)

	Three Months
	2013	2012	% Change
Product	$675.8	$808.5	(16)%
Percentage of total revenue	67%	77%
Subscription	224.3	146.2	53%
Percentage of total revenue	22%	14%
Services and support	107.8	90.5	19%
Percentage of total revenue	11%	9%
Total revenue	$1,007.9	$1,045.2	(4)%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including certain of our Adobe Marketing Cloud services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue. Of the $224.3 million and $146.2 million in subscription revenue during the three months ended March 1, 2013 and March 2, 2012, respectively, approximately $154.9 million and $129.1 million, respectively, is from our Digital Marketing segment, with the remaining amounts representing our Digital Media segment offerings.

Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products and the sale of our hosted Adobe Marketing Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.

Effective in the first quarter of fiscal 2013, we moved our video server solutions products from our Digital Media segment to our Digital Marketing segment to better align the role of how Adobe can help its customers monetize their video assets with our Digital Marketing solutions. Prior year information has been updated to reflect this change.

Segment Information (dollars in millions)

	Three Months
	2013	2012	% Change
Digital Media	$688.4	$724.4	(5)%
Percentage of total revenue	68%	70%
Digital Marketing	267.7	265.8	1%
Percentage of total revenue	27%	25%
Print and Publishing	51.8	55.0	(6)%
Percentage of total revenue	5%	5%
Total revenue	$1,007.9	$1,045.2	(4)%

Digital Media

Revenue from Digital Media decreased $36.0 million during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription-based model.

Revenue related to our creative professional products, which include our Creative Suite editions and CS point products as well as the recently released Creative Cloud, decreased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to continued customer adoption of Creative Cloud subscription offerings, released in May 2012. We anticipate accelerated adoption of Creative Cloud, for which revenue is recognized over time, and that this adoption will cause our traditional perpetual license revenue to decline.

Revenue associated with our other creative products increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increases associated with distribution of third-party software via Flash Player downloads and our Digital Publishing Suite, as well as continued demand related to the May 2012 release of Adobe Lightroom 4. These increases were offset in part by decreases associated with lower than expected demand for our Photoshop Elements family of products.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012. Unit average selling prices, excluding subscriptions, remained relatively stable during the three months ended March 1, 2013 as compared to the same period in the prior year.

Document Services revenue, which includes our Acrobat product family, also increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increased Document Exchange Services revenue including revenue generated from our EchoSign eSignatures service offset in part by the shift to ETLAs.

Within Document Services, excluding large enterprise license agreement deals, the number of units decreased while the unit average selling prices increased for the three months ended March 1, 2013, as compared to the three months ended March 2, 2012.

Digital Marketing

Revenue from Digital Marketing increased slightly during the three months ended March 1, 2013, as compared to the three months ended March 2, 2012 due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 20% year-over-year. As expected, increases were offset by a decrease in revenue associated with Adobe LiveCycle product offerings as we continue to maintain our focus on Adobe Marketing Cloud.

Print and Publishing

Revenue from Print and Publishing decreased $3.2 million during the three ended March 1, 2013 as compared to the three months ended March 2, 2012, primarily due to decreases in fees received for consulting services and royalties related to PostScript products.
Geographical Information (dollars in millions)

	Three Months
	2013	2012	% Change
Americas	$500.3	$503.1	(1)%
Percentage of total revenue	50%	48%
EMEA	297.5	330.7	(10)%
Percentage of total revenue	30%	32%
APAC	210.1	211.4	(1)%
Percentage of total revenue	20%	20%
Total revenue	$1,007.9	$1,045.2	(4)%

Overall revenue during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 remained relatively stable in the Americas and APAC and declined in EMEA. Revenue in the Americas remained relatively stable during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to increases in Digital Marketing revenue, offset in part by declines in Digital Media and Print and Publishing revenue. The economic conditions in Europe and the weakening of the Euro and the British Pound against the U.S. Dollar caused revenue in EMEA to decline during the three months ended March 1, 2013 compared with the comparable period a year earlier. Revenue in EMEA decreased across all reportable segments during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012. Revenue in APAC remained relatively stable during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to declines in Digital Media, offset by increases in Digital Marketing and Print and Publishing. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall decrease in revenue for the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 were impacts associated with foreign currency as shown below.

(in millions)	2013
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(0.4)
British Pound	(0.4)
Other currencies	0.1
Total EMEA	(0.7)
Japanese Yen	(11.6)
Other currencies	(0.4)
Total revenue impact	(12.7)
Hedging impact:
Japanese Yen	7.1
Total hedging impact	7.1
Total impact	$(5.6)
During the three months ended March 1, 2013, the U.S. Dollar strengthened against all major currencies causing revenue in EMEA and Japan measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. Our Yen currency hedging programs resulted in hedging gains during the three months ended March 1, 2013 as noted in the table above.

Cost of Revenue for the Three Months Ended March 1, 2013 and March 2, 2012 (dollars in millions)

	Three Months
	2013	2012	% Change
Product	$52.0	$25.7	102%
Percentage of total revenue	5%	2%
Subscription	62.6	48.8	28%
Percentage of total revenue	6%	5%
Services and support	42.1	33.8	25%
Percentage of total revenue	4%	3%
Total cost of revenue	$156.7	$108.3	45%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to the following:

% Change 2013-2012 QTD
Amortization of purchased intangibles and technology license arrangements	106%
Cost of sales	(11)
Royalty cost	9
Localization costs related to our product launches	5
Excess and obsolete inventory	(4)
Various individually insignificant items	(3)
Total change	102%
Amortization of purchase intangibles and technology license arrangements increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 as we entered into certain technology licensing arrangements totaling $51.8 million during the three months ended March 1, 2013. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue. In connection with certain of these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.
Cost of sales decreased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to decreases in the number of perpetual units sold and packaging costs associated with our CS6 products.
Royalty costs increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increases in obligations to certain key vendors and royalty costs associated with the launch of CS6 and Creative Cloud in the second quarter of fiscal 2012.
Localization costs increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to released updates for CS6 during the quarter and the product launch of Acrobat XI in the fourth quarter of fiscal 2012.

Excess and obsolete inventory decreased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to decreased reserve requirements for CS6.

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
Cost of subscription revenue increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to the following:

% Change 2013-2012 QTD
Hosted server costs	19%
Amortization of purchased intangibles	9%
Total change	28%
Hosted server costs increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increases in compensation and related benefits driven by additional headcount from our acquisitions of Efficient Frontier in the later part of the first quarter of fiscal 2012 and Behance in the first quarter of fiscal 2013, depreciation expense from higher capital expenditures after the first quarter of fiscal 2012 and data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services.
Amortization of purchase intangibles increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increased amortization of intangible assets from our acquisitions of Efficient Frontier in the later part of the first quarter of fiscal 2012 and Behance in the first quarter of fiscal 2013.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 primarily due to increases in compensation and related benefits and third-party fees.
Operating Expenses for the Three Months Ended March 1, 2013 and March 2, 2012 (dollars in millions)

	Three Months
	2013	2012	% Change
Research and development	$209.6	$177.7	18%
Percentage of total revenue	21%	17%
Sales and marketing	398.0	359.0	11%
Percentage of total revenue	39%	34%
General and administrative	132.9	102.7	29%
Percentage of total revenue	13%	10%
Restructuring charges	—	(2.8)	**
Percentage of total revenue	*	*
Amortization of purchased intangibles	12.5	11.4	10%
Percentage of total revenue	1%	1%
Total operating expenses	$753.0	$648.0	16%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to the following:

% Change 2013-2012 QTD
Compensation associated with incentive compensation and stock-based compensation	10%
Compensation and related benefits associated with headcount growth	4
Seminars	3
Various individually insignificant items	1
Total change	18%
The increase in seminars during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2013 that did not occur during fiscal 2012.
We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our applications, tools and service offerings.
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
Sales and marketing expenses increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to the following:

% Change 2013-2012 QTD
Compensation and related benefits associated with headcount growth	7%
Compensation associated with incentive compensation and stock-based compensation	5
Professional and consulting fees	(3)
Various individually insignificant items	2
Total change	11%
The decrease in professional and consulting fees during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 is primarily due to lower vendor support expenses and hosting fees for Adobe.com and decreased professional fees associated with our fiscal 2012 initiative to enable new process improvements and efficiencies.
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

General and administrative expenses increased during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 due to the following:

% Change 2013-2012 QTD
Compensation and related benefits associated with headcount growth	6%
Compensation associated with incentive compensation and stock-based compensation	5
Charitable contributions	12
Professional and consulting fees	2
Depreciation and amortization	2
Various individually insignificant items	2
Total change	29%
The increase in charitable contributions during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012 reflects a planned contribution to the Adobe Foundation during the first quarter of fiscal 2013.
 Restructuring Charges
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded charges during the three months ended March 1, 2013 associated with closing redundant facilities. These charges were largely offset by net favorable employee termination and facility related adjustments for changes in previous estimates during the three months ended March 1, 2013. During the three months ended March 2, 2012 we recorded net favorable employee termination and facility related adjustments of $2.8 million during three months ended March 2, 2012.
Amortization of Purchased Intangibles
Amortization expense increased 10% during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012. The increase was primarily due to amortization expense associated with intangible assets purchased through our acquisition of Behance in the first quarter of fiscal 2013 as well as our acquisition of Efficient Frontier in the first quarter of fiscal 2012.
Non-Operating Income (Expense), Net for the Three Months Ended March 1, 2013 and March 2, 2012 (dollars in millions)

	Three Months
	2013	2012	% Change
Interest and other income (expense), net	$1.3	$(2.8)	(146)%
Percentage of total revenue	*	*
Interest expense	(16.8)	(16.8)	—%
Percentage of total revenue	(2)%	(2)%
Investment gains (losses), net	0.8	1.0	(20)%
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(14.7)	$(18.6)	(21)%

_________________________________________

(*)	Percentage is not meaningful.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, and gains and losses on fixed income investments.
Interest and other income (expense), net changed from net expense for the three months ended March 2, 2012 to net income for the three months ended March 1, 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments.

Interest Expense
Interest expense primarily consists of interest associated with our senior notes (the "Notes"). Interest expense remained stable during the three months ended March 1, 2013 as compared to the three months ended March 2, 2012.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Our net investment gains for the three months ended March 1, 2013 and March 2, 2012 were primarily due to realized and unrealized gains on our deferred compensation plan assets.

Provision for Income Taxes for the Three Months Ended March 1, 2013 and March 2, 2012 (dollars in millions)

	Three Months
	2013	2012	% Change
Provision	$18.4	$85.2	(78)%
Percentage of total revenue	2%	8%
Effective tax rate	22.0%	31.5%

Our effective tax rate decreased by approximately ten percentage points for the three months ended March 1, 2013 as compared to the three months ended March 2, 2012. The decrease was primarily due to the reinstatement of the federal research and development tax credit and to a lesser extent, due to lower year-over-year tax costs associated with licensing intellectual property to Adobe's trading companies. The reinstatement of the credit was retroactive to January 1, 2012. A $12.9 million tax benefit for the credit relating to fiscal 2012 was reflected in its entirety in the first quarter of fiscal 2013. The decrease was partially offset by tax benefits recognized in the first quarter of fiscal 2012 as a result of the completion of certain income tax examinations.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at March 1, 2013 was $165.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 1, 2013 were recognized in the future, $152.3 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $13.2 million federal benefit related to deducting certain payments on future state tax returns.
As of March 1, 2013, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $13.3 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	March 1, 2013	November 30, 2012
Cash and cash equivalents	$1,306.4	$1,425.1
Short-term investments	$2,354.3	$2,113.3
Working capital	$3,108.8	$3,059.6
Stockholders’ equity	$6,805.3	$6,665.2
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 1, 2013	March 2, 2012
Net cash provided by operating activities	$322.0	$314.4
Net cash used for investing activities	(446.1)	(437.7)
Net cash provided by (used for) financing activities	11.4	(68.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(6.0)	3.6
Net decrease in cash and cash equivalents	$(118.7)	$(188.2)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of product revenue. Other sources of cash are proceeds from the exercise of employee stock options and participation in the employee stock purchase plan. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
Net cash provided by operating activities of $322.0 million for the three months ended March 1, 2013 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue and trade payables. Trade receivables declined primarily due to lower overall revenue levels as compared to the fourth quarter of fiscal 2012. The increase in deferred revenue is primarily due to annual billing for Digital Marketing hosted services, the majority of which were invoiced in January of fiscal 2013, coupled with a net increase in software subscription activity for our Creative Cloud offering. Trade payables increased primarily due to the timing of invoice receipts and cash payments associated with capital expenditures.
The primary working capital uses of cash were decreases in accrued expenses, taxes payable and increases in prepaid expenses and other assets. Accrued expenses decreased primarily due to payment of fiscal 2012 bonuses, commissions and other incentive plans occurring primarily in the first quarter of fiscal 2013. During the three months ended March 1, 2013, we also made our semi-annual interest payment associated with our Notes totaling $31.1 million. The resulting reduction in accrued interest was partially offset by additional interest accruals made during the period. The decrease in taxes payable is largely attributed to tax payments made during the first quarter of fiscal 2013, offset in part by current quarter tax expense and other adjustments. Prepaid expenses and other assets increased primarily due to payments of annual maintenance and support services associated with our licensed technologies, which were billed on a calendar-year basis and paid in January of fiscal 2013.
Cash Flows from Investing Activities
Net cash used for investing activities of $446.1 million for the three months ended March 1, 2013 was primarily due to purchases of short-term investments. Other uses of cash during the three months ended March 1, 2013 represented our acquisition of Behance, purchases of property and equipment primarily associated with our construction projects in Oregon and India and purchases of long-term technology licenses. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $11.4 million for the three months ended March 1, 2013 was primarily due to proceeds from our treasury stock issuances and cash received from our sales-leaseback transaction, offset in part by treasury stock repurchases. See the section titled “Stock Repurchase Program” discussed below.

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
Restructuring
During the past several years, we have initiated various restructuring plans. Currently, we have two active restructuring plans that were of significance to us:

•	Fiscal 2011 Restructuring Plan

•	Fiscal 2009 Restructuring Plan

As of March 1, 2013, we have accrued total restructuring charges of approximately $16.8 million of which approximately $15.4 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 65% will be paid through 2015.
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
As of March 1, 2013, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of March 1, 2013, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 69% of our consolidated invested balances during the first quarter of fiscal 2013. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.
During the three months ended March 1, 2013 and March 2, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $100.0 million and $80.0 million, respectively. The $100.0 million prepayments during the first quarter of fiscal 2013 were under the new $2.0 billion stock repurchase authority while the $80.0 million of prepayments during the first quarter of fiscal 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 1, 2013, we repurchased approximately 2.7 million shares at an average price of $37.32 through structured repurchase agreements entered into during fiscal 2012 and the three months ended March 1, 2013. During the three months ended March 2, 2012, we repurchased approximately 1.8 million shares at an average price of $30.07 through structured repurchase agreements entered into during the three months ended March 2, 2012.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 1, 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Our principal commitments as of March 1, 2013 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the three months ended March 1, 2013. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At March 1, 2013, our maximum commitment for interest payments under the Notes was $338.3 million for the remaining duration of our senior notes.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
The following table updates our capital lease obligations as of March 1, 2013 to include our new sale-leaseback agreement (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$36.7	$23.0	$13.7	$—	$—

Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of March 1, 2013, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 1, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 1, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 1, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers' changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms, including the market for mobile, tablet and other IP-connected devices (“mobile devices”), and to anticipate or respond to technological changes, the market's acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or upgrade or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenues, earnings or stock price and weakening our competitive position. We maintain strategic relationships with third parties to market certain of our products and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenues would be impaired and our operating results would suffer.
We offer our products on a variety of PC and mobile devices. To the extent that there is a continued slowdown of customer purchases of personal computers or a general slowdown of purchases of devices on which our solutions are offered, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, including limited functionality alternatives available at lower costs or free of charge, short product and service life cycles and price sensitivity on the part of customers, all of which may result in downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We often release numerous new product and service offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to (1) include functionality and usability in such releases that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we are entering markets that may be unaccustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. From time to time we open source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.
Additionally, customer requirements for open standards or open-source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services, or if there is a delay in market acceptance of such products or services, our business could be harmed.

We are also devoting significant resources to the development of technologies and service offerings in markets where our operating history is less extensive, including cloud-based computing and mobile device markets. These new offerings and markets require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing and mobile device markets, and larger sales, consulting and marketing resources. If we are unable to successfully establish these new offerings in light of the competitive environment, our results of operations could suffer.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
To accelerate the growth of our business, we launched our subscription-based Creative Cloud offering in fiscal 2012. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind expectations;

•	if new or current customers desire to purchase or renew only point product subscriptions rather than acquire the entire Creative Cloud offering, our subscription sales may lag behind our expectations;

•	the increased emphasis on a cloud strategy may raise concerns among our installed perpetual license customer base;

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
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where our operating history is less extensive. As our customers' purchases trend away from perpetual licenses toward subscriptions, we are experiencing and will continue to experience a deferral of revenues and cash received from customers. During this transition, our perpetual license revenue may decline more quickly than anticipated. Under a subscription model, downturns or upturns in sales may not be immediately reflected in our reported financial results. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.
As a result, a portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription- or SaaS-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
Additionally, in connection with our sales efforts to enterprise customers and our introduction of enterprise term license agreements, a number of factors could affect our revenues, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
We may be unable to predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
The SaaS business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length, our individual Creative Cloud subscription agreements are generally month to month or one year in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and have in the past managed to penetrate certain of our systems and misused certain of our systems and software. In addition, hackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company.
Outside parties have attempted in the past and may in the future attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, governmental inquiry and oversight, damage our brand and reputation or otherwise harm our business.
Although these are industry-wide problems that affect computers and products across all platforms, they affect our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent hackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to an attack, or our technology is utilized in a third-party attack, it may be necessary for us to take certain measures and make certain expenditures to take appropriate responsive and preventative steps. Any of these actions by customers could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S., Europe and other countries slows or does not improve, or if the U.S., Europe or other countries in which we do business experience further economic recessions, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Additionally, we cannot yet predict how federal or state spending cuts in the U.S. may affect our business, if at all. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government's ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company's accounting, management information, human resources and other administrative systems;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multi-national corporation;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company's intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

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
In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past lawsuits and other disputes, we may not prevail in the future. Third-party intellectual property disputes, including those initiated by non-practicing entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.

We may not be able to protect our intellectual property rights, including our source code, from third-party infringers or unauthorized copying, use or disclosure.
Although we defend our intellectual property rights and combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as part of our enforcement of our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, it may further harm our business.
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, hackers have managed to obtain limited access to certain of our source code in the past and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
Our new business models are more highly regulated, including for privacy and data security. We are also expanding these new models in countries that have more stringent data protection laws than those in the U.S. With these new business models, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share or transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy, as well as third-party products addressing perceived privacy concerns, could affect the functionality of and demand for our products, thereby harming our revenues.
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend in part on such customers' adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors' expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, our Creative Cloud offering, our hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident at those facilities may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 8% of our net revenue for the first quarter of fiscal 2013. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2013, no single agreement with this or any other distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively, especially in terms of selling our Creative Cloud subscription offerings. If our distribution channel is not successful, we may lose sales opportunities, customers and revenues.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model and practices, such as our release of Creative Cloud offerings for teams and enterprises, or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include longer sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, our recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our relationships and future ability to sell to certain accounts covered by such employees.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings or key performance metrics;

•	confusion on the part of industry analysts and investors about the long-term impact to our business resulting from our subscription offerings;

•	shortfalls in the number of paid, active Creative Cloud subscribers and ARR;

•	shortfalls in new business bookings within our Adobe Marketing Cloud business;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products, product enhancements or service introductions by us or our competitors;

•	seasonal variations in the demand for our products and services and the implementation cycles for our new customers;

•	the loss of a large customer or our inability to increase sales to existing customers or attract new customers;

•	variations in our or our competitors' results of operations, changes in the competitive landscape generally and developments in our industry; and

•
unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, employee data privacy, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
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
Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions of our key employees could adversely affect our long-term strategic planning and execution.
We believe that a critical contributor to our success to date has been our corporate culture, which we have built to foster innovation, teamwork and employee satisfaction. As we grow, including from the integration of employees and businesses acquired in connection with our previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture which could negatively affect our ability to retain and recruit personnel and otherwise adversely affect our future success.
Our investment portfolio may become impaired by deterioration of the capital markets.
Our cash equivalent and short-term investment portfolio as of March 1, 2013 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 1, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 1, 2013. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,933,005
December 1—December 28, 2012
Shares repurchased	918	$35.94	918	$(33,005)
December 29—January 28, 2013
Shares repurchased	911	$37.78	911	$(34,426)	(2)
January 29—March 1, 2013
Shares repurchased	856	$38.32	856	$(32,784)	(2)
Total	2,685		2,685	$1,832,790
_________________________________________

(1)
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.

(2)
In December 2012, as part of the new stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100.0 million. As of March 1, 2013, approximately $32.8 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Date: March 28, 2013

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Creative Cloud
Creative Suite
EchoSign
Flash
Lightroom
LiveCycle
Photoshop
PostScript

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/13/12	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.29	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.2

10.30	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.31	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.32	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.33	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.34	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.35	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.36	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.37	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.38	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.39	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.40	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.42	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.43	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.44	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.45	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.46	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.47	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.48	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.50	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.51	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.52	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.53	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.54	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.55	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.56	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.3

10.57	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.58	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.59	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.60	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.61	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7

10.62	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.63	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.64	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.65	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.66	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.67	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.68	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.69	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.70	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.71	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.72	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.73	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change in Control*	8-K	12/15/11	10.2

10.74	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.75	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.76	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.77	Form of Efficient Frontier, Inc. Non-Plan Notice of Grant, Stock Option Agreement and Stock Purchase Agreement*	S-8	1/27/12	99.2

10.78	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

10.79	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1

10.80	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2

10.81	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2

10.82	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.43 through 10.55 are to filings made by Omniture, Inc.

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