Form 10-Q
period 2013-05-31
ADOBE SYSTEMS INC
filed 2013-06-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 21, 2013 was 502,261,330.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 31, 2013	November 30, 2012
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,246,410	$1,425,052
Short-term investments	2,619,298	2,113,301
Trade receivables, net of allowances for doubtful accounts of $10,908 and $12,643, respectively	470,052	617,233
Deferred income taxes	54,525	59,537
Prepaid expenses and other current assets	143,799	116,237
Assets held for sale	23,573	—
Total current assets	4,557,657	4,331,360
Property and equipment, net	645,865	664,302
Goodwill	4,225,169	4,133,259
Purchased and other intangibles, net	551,265	545,036
Investment in lease receivable	207,239	207,239
Other assets	93,174	93,327
Total assets	$10,280,369	$9,974,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$53,685	$49,759
Accrued expenses	538,402	590,140
Capital lease obligations	20,083	11,217
Accrued restructuring	6,671	9,287
Income taxes payable	7,129	49,886
Deferred revenue	638,885	561,463
Total current liabilities	1,264,855	1,271,752
Long-term liabilities:
Debt and capital lease obligations	1,505,560	1,496,938
Deferred revenue	52,376	58,102
Accrued restructuring	8,790	12,263
Income taxes payable	161,937	155,096
Deferred income taxes	286,104	265,106
Other liabilities	73,445	50,084
Total liabilities	3,353,067	3,309,341
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 503,052 and 494,132 shares outstanding, respectively	61	61
Additional paid-in-capital	3,189,883	3,038,665
Retained earnings	6,855,463	7,003,003
Accumulated other comprehensive income	27,461	30,712
Treasury stock, at cost (97,782 and 106,702 shares, respectively), net of reissuances	(3,145,566)	(3,407,259)
Total stockholders’ equity	6,927,302	6,665,182
Total liabilities and stockholders’ equity	$10,280,369	$9,974,523
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2013	June 1, 2012	May 31, 2013	June 1, 2012
Revenue:
Products	$644,899	$871,022	$1,320,688	$1,679,543
Subscription	254,521	159,519	478,787	305,749
Services and support	111,129	93,908	218,947	184,377
Total revenue	1,010,549	1,124,449	2,018,422	2,169,669
Cost of revenue:
Products	26,805	40,074	78,787	65,742
Subscription	66,527	54,823	129,107	103,603
Services and support	41,949	36,021	84,071	69,838
Total cost of revenue	135,281	130,918	291,965	239,183
Gross profit	875,268	993,531	1,726,457	1,930,486
Operating expenses:
Research and development	203,097	180,903	412,735	358,631
Sales and marketing	402,208	386,459	800,241	745,422
General and administrative	120,870	110,603	253,723	213,284
Restructuring and other charges	24,992	(2,191)	24,994	(5,016)
Amortization of purchased intangibles	12,792	12,614	25,231	24,043
Total operating expenses	763,959	688,388	1,516,924	1,336,364
Operating income	111,309	305,143	209,533	594,122
Non-operating income (expense):
Interest and other income (expense), net	1,268	(1,128)	2,514	(3,913)
Interest expense	(17,205)	(16,629)	(34,039)	(33,467)
Investment gains (losses), net	(4,245)	7,188	(3,397)	8,209
Total non-operating income (expense), net	(20,182)	(10,569)	(34,922)	(29,171)
Income before income taxes	91,127	294,574	174,611	564,951
Provision for income taxes	14,581	70,698	32,948	155,866
Net income	$76,546	$223,876	$141,663	$409,085
Basic net income per share	$0.15	$0.45	$0.28	$0.83
Shares used to compute basic net income per share	503,384	495,950	500,996	494,983
Diluted net income per share	$0.15	$0.45	$0.28	$0.81
Shares used to compute diluted net income per share	512,446	501,377	511,535	502,154

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2013	June 1, 2012	May 31, 2013	June 1, 2012
	Increase/(Decrease)		Increase/(Decrease)
Net income	$76,546	$223,876	$141,663	$409,085
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(5,255)	(7,297)	(4,553)	5,568
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(788)	(413)	(2,372)	(911)
Net increase (decrease) from available-for-sale securities	(6,043)	(7,710)	(6,925)	4,657
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	10,885	10,191	32,660	22,772
Reclassification adjustment for gains on derivative instruments recognized during the period	(15,299)	(10,661)	(22,392)	(21,009)
Net increase (decrease) from derivatives designated as hedging instruments	(4,414)	(470)	10,268	1,763
Foreign currency translation adjustments	(2,192)	(17,952)	(6,594)	(15,755)
Other comprehensive income, net of taxes	(12,649)	(26,132)	(3,251)	(9,335)
Total comprehensive income, net of taxes	$63,897	$197,744	$138,412	$399,750

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 31, 2013	June 1, 2012
Cash flows from operating activities:
Net income	$141,663	$409,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	157,702	147,035
Stock-based compensation	163,066	142,980
Write down of assets held for sale	23,838	—
Deferred income taxes	18,661	58,094
Unrealized (gains) losses on investments	3,894	(7,403)
Other non-cash items	(9,191)	(13,578)
Excess tax benefits from stock-based compensation	—	(5,354)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	147,839	134,658
Prepaid expenses and other current assets	(18,651)	(32,956)
Trade payables	3,437	(43,203)
Accrued expenses	(46,482)	(43,767)
Accrued restructuring	(5,209)	(56,156)
Income taxes payable	(30,132)	12,593
Deferred revenue	70,744	60,553
Net cash provided by operating activities	621,179	762,581
Cash flows from investing activities:
Purchases of short-term investments	(1,358,634)	(910,579)
Maturities of short-term investments	196,201	281,911
Proceeds from sales of short-term investments	641,203	489,623
Acquisitions, net of cash acquired	(96,356)	(353,245)
Purchases of property and equipment	(106,439)	(111,855)
Purchases of long-term investments and other assets	(59,768)	(9,448)
Proceeds from sale of long-term investments	3,240	27,626
Net cash used for investing activities	(780,553)	(585,967)
Cash flows from financing activities:
Purchases of treasury stock	(300,000)	(305,000)
Proceeds from issuance of treasury stock	273,221	89,237
Excess tax benefits from stock-based compensation	—	5,354
Proceeds from debt and capital lease obligations	25,703	—
Repayment of debt and capital lease obligations	(9,804)	(4,554)
Debt issuance costs	(357)	(2,297)
Net cash used for financing activities	(11,237)	(217,260)
Effect of foreign currency exchange rates on cash and cash equivalents	(8,031)	2,384
Net decrease in cash and cash equivalents	(178,642)	(38,262)
Cash and cash equivalents at beginning of period	1,425,052	989,500
Cash and cash equivalents at end of period	$1,246,410	$951,238
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$68,507	$96,105
Cash paid for interest	$32,676	$34,172
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$661	$4,265

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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present separate consolidated statements of comprehensive income from the consolidated statements of income.
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. We elected to early adopt the amended accounting standard at the beginning of our second quarter of fiscal 2013 by electing to present the reclassification adjustments and other required disclosures in a separate footnote.
The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company’s financial position or results of operations.
NOTE 2.  ACQUISITIONS
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities will accelerate our strategy to bring additional community features to Creative Cloud. We have included the financial results of Behance in our Condensed Consolidated Financial Statements beginning on the acquisition date.
Under the acquisition method of accounting, the total purchase price was allocated to Behance’s net tangible and intangible assets based upon their estimated fair values as of December 20, 2012. The total final purchase price for Behance was approximately $111.1 million of which approximately $91.4 million was allocated to goodwill, $28.5 million to identifiable intangible assets and $8.8 million to net liabilities assumed. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.
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
Cash, cash equivalents and short-term investments consisted of the following as of May 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$322,438	$—	$—	$322,438
Cash equivalents:
Corporate bonds and commercial paper	23,992	—	(1)	23,991
Money market mutual funds	761,427	—	—	761,427
Time deposits	138,554	—	—	138,554
Total cash equivalents	923,973	—	(1)	923,972
Total cash and cash equivalents	1,246,411	—	(1)	1,246,410
Short-term fixed income securities:
Corporate bonds and commercial paper	1,406,253	7,714	(1,501)	1,412,466
Foreign government securities	14,863	44	(9)	14,898
Municipal securities	194,428	277	(31)	194,674
U.S. agency securities	534,734	1,445	(363)	535,816
U.S. Treasury securities	461,277	287	(459)	461,105
Subtotal	2,611,555	9,767	(2,363)	2,618,959
Marketable equity securities	180	159	—	339
Total short-term investments	2,611,735	9,926	(2,363)	2,619,298
Total cash, cash equivalents and short-term investments	$3,858,146	$9,926	$(2,364)	$3,865,708

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of May 31, 2013 and November 30, 2012 (in thousands):

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$532,012	$(1,501)	$95,489	$(132)
Foreign government securities	10,076	(9)	2,105	(12)
Municipal securities	30,705	(31)	40,524	(60)
U.S. Treasury and agency securities	425,823	(823)	48,203	(55)
Total	$998,616	$(2,364)	$186,321	$(259)

There were 422 securities and 65 securities that were in an unrealized loss position for less than twelve months at May 31, 2013 and at November 30, 2012, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 30, 2012 (in thousands):

	2012
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$2,999	$(1)
Total	$2,999	$(1)
As of May 31, 2013, there were no securities in an unrealized loss position for more than twelve months. As of November 30, 2012, there was one security in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of May 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$662,219	$663,737
Due between one and two years	780,088	783,575
Due between two and three years	825,495	827,482
Due after three years	343,753	344,165
Total	$2,611,555	$2,618,959
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the six months ended May 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended May 31, 2013.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at May 31, 2013 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$23,991	$—	$23,991	$—
Money market mutual funds	761,427	761,427	—	—
Time deposits	138,554	138,554	—	—
Short-term investments:
Corporate bonds and commercial paper	1,412,466	—	1,412,466	—
Foreign government securities	14,898	—	14,898	—
Marketable equity securities	339	339	—	—
Municipal securities	194,674	—	194,674	—
U.S. agency securities	535,816	—	535,816	—
U.S. Treasury securities	461,105	—	461,105	—
Prepaid expenses and other current assets:
Foreign currency derivatives	23,781	—	23,781	—
Other assets:
Deferred compensation plan assets	18,450	399	18,051	—
Total assets	$3,585,501	$900,719	$2,684,782	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,498	$—	$2,498	$—
Total liabilities	$2,498	$—	$2,498	$—

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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB and a weighted average credit rating of AA-. We value these securities based on pricing from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Our deferred compensation plan assets consist of prime money market funds and mutual funds.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended May 31, 2013, we determined there was an other-than-temporary impairment of $5.0 million on our cost method investments and wrote down the investments to fair value.
In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”). The Company classified the Waltham property assets with a total carrying amount of $47.4 million as assets held for sale and recorded these assets at fair value net of estimated costs to sell on the Condensed Consolidated Balance Sheets as of May 31, 2013. The fair value, net of estimated cost to sell was approximately $23.6 million, and was measured with the assistance of third-party valuation models which used inputs such as market comparable data for similar properties to be purchased by other operating and investing entities and discounted cash flow techniques as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis. As a result, we recorded a write-down of $23.8 million during the second quarter of fiscal 2013. These charges are included in restructuring and other charges in our Condensed Consolidated Statements of Income. See Note 6 for further details regarding our assets held for sale.
As of May 31, 2013, the carrying value of our lease receivables approximated fair value, based on Level 2 observable inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 13 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of May 31, 2013, based on Level 2 quoted prices in inactive markets. See Note 14 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
In countries outside the U.S., we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.
We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the balance sheet and measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the derivative does not qualify for hedge accounting treatment, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
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
The aggregate fair value of derivative instruments in net asset positions as of May 31, 2013 and November 30, 2012 was $23.8 million and $13.5 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $2.5 million and $1.0 million, respectively, of liabilities included in master netting arrangements with those same counterparties.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012 were as follows (in thousands):

	2013		2012
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$21,158	$—	$10,897	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,623	2,498	2,616	998
Total derivatives	$23,781	$2,498	$13,513	$998
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and six months ended May 31, 2013 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$10,885	$—	$32,660	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$15,299	$—	$22,392	$—
Net gain (loss) recognized in income(3)	$(4,999)	$—	$(9,667)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$3,318	$—	$4,796

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and six months ended June 1, 2012 was as follows (in thousands):

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
NOTE 6.  ASSETS HELD FOR SALE

In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”) with a total carrying amount of $47.4 million. The decision to sell the Waltham property assets was largely based upon lack of operational needs for a facility of this size, in combination with recent improvements in market conditions for commercial real estate in the area. During May 2013, we began to actively market the Waltham property assets and we expect to sell the property within one year from management's approval of the plan. As of May 31, 2013, we classified the Waltham property assets as held for sale on the Condensed Consolidated Balance Sheets at its fair value, net of estimated cost to sell of $23.6 million which was the lesser of the fair value less cost to sell or carrying amount of the assets. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification. As a result, we recorded a write-down of $23.8 million during the second quarter of fiscal 2013. These charges are included in restructuring and other charges in our Condensed Consolidated Statements of Income.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of May 31, 2013 and November 30, 2012 was $4.225 billion and $4.133 billion, respectively. The increase was primarily due to our acquisition of Behance. During the second quarter of fiscal 2013, we completed our annual goodwill impairment test associated with our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Purchased and other intangible assets subject to amortization as of May 31, 2013 and November 30, 2012 were as follows (in thousands):

	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$358,512	$(181,269)	$177,243	$366,574	$(161,538)	$205,036
Customer contracts and relationships	$324,161	$(91,564)	$232,597	$318,027	$(74,214)	$243,813
Trademarks	66,475	(23,443)	43,032	53,293	(19,171)	34,122
Acquired rights to use technology	152,817	(66,316)	86,501	104,402	(56,782)	47,620
Localization	7,226	(2,550)	4,676	8,586	(4,654)	3,932
Other intangibles	17,644	(10,428)	7,216	18,742	(8,229)	10,513
Total other intangible assets	$568,323	$(194,301)	$374,022	$503,050	$(163,050)	$340,000
Purchased and other intangible assets, net	$926,835	$(375,570)	$551,265	$869,624	$(324,588)	$545,036

In the first quarter of fiscal 2013, we acquired rights to use certain technology for approximately $51.8 million. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue.

In the first quarter of fiscal 2013, certain purchased intangibles associated with our Omniture acquisition became fully amortized and were removed from the balance sheet. Excluding the expense associated with historical use of the acquired rights to use the technology discussed above, amortization expense related to purchased and other intangible assets was $37.5 million and $74.9 million for the three and six months ended May 31, 2013, respectively. Comparatively, amortization expense was $39.5 million and $72.6 million for the three and six months ended June 1, 2012, respectively. Of these amounts, $26.6 million and $53.0 million were included in cost of sales for the three and six months ended May 31, 2013, respectively, and $27.0 million and $48.6 million were included in cost of sales for the three and six months ended June 1, 2012, respectively.
As of May 31, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2013	$35,578	$39,362
2014	66,544	67,134
2015	51,819	61,229
2016	13,136	55,605
2017	6,736	47,170
Thereafter	3,430	103,522
Total expected amortization expense	$177,243	$374,022

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of May 31, 2013 and November 30, 2012 consisted of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$249,877	$242,887
Sales and marketing allowances	64,525	87,916
Accrued corporate marketing	31,620	39,503
Taxes payable	18,343	26,164
Royalties payable	9,470	10,040
Accrued interest expense	20,969	20,796
Other	143,598	162,834
Accrued expenses	$538,402	$590,140

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 9.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended May 31, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	18,415	16,871
Awarded	6,190	9,431
Released	(5,402)	(5,854)
Forfeited	(899)	(2,147)
Increase due to acquisition	—	114
Ending outstanding balance	18,304	18,415

 Information regarding restricted stock units outstanding at May 31, 2013 and June 1, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Restricted stock units outstanding	18,304	1.47	$785.4
Restricted stock units vested and expected to vest	16,009	1.40	$684.6
2012
Restricted stock units outstanding	18,674	1.74	$555.6
Restricted stock units vested and expected to vest	15,949	1.64	$473.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 31, 2013 and June 1, 2012 were $42.91 and $29.82, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our Performance Share Program for fiscal 2013 (the “2013 Program”) for the six months ended May 31, 2013 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	945	1,891
Forfeited	(64)	(128)
Ending outstanding balance	881	1,763
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
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 programs, based upon share awards actually achieved, for the six months ended May 31, 2013 and the fiscal year ended November 30, 2012 (in thousands):

	2013	2012
Beginning outstanding balance	388	405
Achieved	1,279	492
Released	(665)	(464)
Forfeited	(125)	(45)
Ending outstanding balance	877	388

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at May 31, 2013 and June 1, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Performance shares outstanding	877	1.08	$37.6
Performance shares vested and expected to vest	793	1.06	$33.9
2012
Performance shares outstanding	434	1.03	$12.9
Performance shares vested and expected to vest	394	1.01	$11.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 31, 2013 and June 1, 2012 were $42.91 and $29.82, respectively.

Summary of Stock Options
Option grants during the three and six months ended May 31, 2013 and June 1, 2012 were primarily made to non-employee directors who elected to receive options during the annual equity grant period in the second quarter of each fiscal year. The assumptions used to value option grants during the three and six months ended May 31, 2013 and June 1, 2012 were as follows:

	Three Months		Six Months
	2013	2012	2013	2012
Expected life (in years)	3.2	4.2	3.2	3.9 - 4.2
Volatility	27%	31%	27%	31 - 34%
Risk free interest rate	0.36%	0.71%	0.36%	0.54 - 0.71%

There were no stock purchases under the employee stock purchase plan (“ESPP”) during the three months ended May 31, 2013 and June 1, 2012. The assumptions used to value employee stock purchase rights during the six months ended May 31, 2013 and June 1, 2012 were as follows:

	Six Months
	2013	2012
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 30%	36%
Risk free interest rate	0.12 - 0.27%	0.06 - 0.27%

The expected life of ESPP shares is the average of the remaining purchase periods under each offering period.

Option activity for the six months ended May 31, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	24,517	34,802
Granted	25	57
Exercised	(10,462)	(6,754)
Cancelled	(1,429)	(4,692)
Increase due to acquisition	129	1,104
Ending outstanding balance	12,780	24,517

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at May 31, 2013 and June 1, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Options outstanding	12,780	$31.84	2.89	$142.1
Options vested and expected to vest	12,576	$31.95	2.84	$138.5
Options exercisable	10,387	$33.05	2.36	$102.9
2012
Options outstanding	27,392	$31.26	3.27	$87.0
Options vested and expected to vest	26,741	$31.38	3.20	$82.9
Options exercisable	21,503	$32.82	2.63	$47.0
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 31, 2013 and June 1, 2012 were $42.91 and $29.82, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.2 million shares at an average price of $25.49 and 1.1 million shares at an average price of $23.64 for the six months ended May 31, 2013 and June 1, 2012, respectively. The intrinsic value of shares purchased during the six months ended May 31, 2013 and June 1, 2012 was $14.5 million and $5.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 31, 2013, there was $530.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended May 31, 2013 and June 1, 2012 were as follows (in thousands):

	2013		2012
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$446	$1,181	$701	$714
Cost of revenue—services and support	826	2,360	702	2,373
Research and development	4,734	23,210	4,217	20,288
Sales and marketing	4,893	24,026	6,387	19,373
General and administrative	2,146	15,048	3,990	12,654
Total	$13,045	$65,825	$15,997	$55,402

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended May 31, 2013 and June 1, 2012 were as follows (in thousands):

	2013		2012
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,083	$2,244	$1,443	$1,317
Cost of revenue—services and support	1,681	4,810	1,818	4,443
Research and development	10,554	48,941	11,416	38,369
Sales and marketing	11,560	47,778	15,167	36,289
General and administrative	4,660	29,755	8,490	24,228
Total	$29,538	$133,528	$38,334	$104,646
NOTE 10.  RESTRUCTURING CHARGES
Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During the six months ended May 31, 2013, we continued to implement restructuring activities under this plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $10.7 million as all facilities under this plan have been exited as of May 31, 2013.
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
During the six months ended May 31, 2013 we vacated approximately 21,000 square feet of sales facilities in Australia in connection with our other restructuring plans.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the six months ended May 31, 2013 (in thousands):

	November 30, 2012	Costs Incurred	Cash Payments	Other Adjustments*	May 31, 2013
Fiscal 2011 Restructuring Plan:
Termination benefits	$1,248	$—	$(732)	$(66)	$450
Cost of closing redundant facilities	9,623	—	(813)	(3,855)	4,955
Other Restructuring Plans:
Termination benefits	991	—	(192)	(38)	761
Cost of closing redundant facilities	9,688	5,115	(4,624)	(884)	9,295
Total restructuring plans	$21,550	$5,115	$(6,361)	$(4,843)	$15,461

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments and goodwill adjustments of $0.7 million and $0.2 million, respectively.
Accrued restructuring charges of approximately $15.5 million as of May 31, 2013 includes $6.7 million recorded in accrued restructuring, current and $8.8 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2013 and facilities-related liabilities under contract through fiscal 2021 of which approximately 62% will be paid through 2015.
NOTE 11.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended May 31, 2013 were as follows (in thousands):

Balance as of November 30, 2012	$7,003,003
Net income	141,663
Re-issuance of treasury stock	(289,203)
Balance as of May 31, 2013	$6,855,463
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
The components of accumulated other comprehensive income and activity, net of related taxes, as of May 31, 2013 was as follows (in thousands):

	November 30, 2012	Increase / Decrease	Reclassification Adjustments		May 31, 2013
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,699	$(2,424)	$(2,400)		$9,875
Unrealized losses on available-for-sale securities	(260)	(2,129)	28		(2,361)
Total net unrealized gains on available-for-sale securities	14,439	(4,553)	(2,372)	(1)	7,514
Net unrealized gains on derivative instruments designated as hedging instruments	6,604	32,660	(22,392)	(2)	16,872
Cumulative foreign currency translation adjustments	9,669	(6,594)	—		3,075
Total accumulated other comprehensive income, net of taxes	$30,712	$21,513	$(24,764)		$27,461
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended May 31, 2013 and June 1, 2012 (in thousands):

	Three Months		Six Months
	2013	2012	2013	2012
Available-for-sale securities:
Unrealized gains / losses	$24	$(3,069)	$34	$(671)
Reclassification adjustments	—	—	—	(1)
Subtotal available-for-sale securities	24	(3,069)	34	(672)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—	—
Reclassification adjustments*	—	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—	—
Foreign currency translation adjustments	(196)	(1,897)	(500)	(2,785)
Total taxes, other comprehensive income	$(172)	$(4,966)	$(466)	$(3,457)
_________________________________________

(*)	Taxes related to derivative instruments were zero based on the tax jurisdiction where the derivative instruments were executed.
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

During the six months ended May 31, 2013 and June 1, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $300.0 million and $305.0 million, respectively. The $300.0 million prepayments during the six months ended May 31, 2013 were under the new $2.0 billion stock repurchase authority while the $305.0 million prepayments during the six months ended June 1, 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 31, 2013, we repurchased approximately 6.6 million shares at an average price of $41.07 through structured repurchase agreements entered into during fiscal 2012 and the six months ended May 31, 2013. During the six months ended June 1, 2012, we repurchased approximately 7.1 million shares at an average price of $32.38 through structured repurchase agreements entered into during the six months ended June 1, 2012.
As of May 31, 2013, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares delivered to us by the financial statement date were excluded from the computation of earnings per share. As of May 31, 2013, $60.7 million of prepayment remained under this agreement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 31, 2013 and June 1, 2012 (in thousands, except per share data):

	Three Months		Six Months
	2013	2012	2013	2012
Net income	$76,546	$223,876	$141,663	$409,085
Shares used to compute basic net income per share	503,384	495,950	500,996	494,983
Dilutive potential common shares:
Unvested restricted stock and performance share awards	5,758	2,614	7,262	4,622
Stock options	3,304	2,813	3,277	2,549
Shares used to compute diluted net income per share	512,446	501,377	511,535	502,154
Basic net income per share	$0.15	$0.45	$0.28	$0.83
Diluted net income per share	$0.15	$0.45	$0.28	$0.81
For the three months ended May 31, 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $43.60 were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial. For the six months ended May 31, 2013, options to purchase approximately 1.5 million shares of common stock with exercise prices greater than the average fair market value of our stock of $40.76 were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and six months ended June 1, 2012, options to purchase approximately 18.3 million and 21.4 million shares of common stock with exercise prices greater than the average fair market value of our stock of $33.02 and $31.61, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of May 31, 2013, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for approximately $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of May 31, 2013, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and recorded at fair value.
The following are our future minimum lease payments under our non-cancellable capital leases for each of the next five years and thereafter as of May 31, 2013 (in thousands):

Fiscal Year	Capital Lease Obligations
Remainder of 2013	$16,848
2014	13,660
2015	—
2016	—
2017	—
Thereafter	—
Gross lease commitment	$30,508
Less: interest	(524)
Net lease commitment	$29,984
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
NOTE 14.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2013, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted prices in inactive markets, the fair value of the Notes was approximately $1.6 billion as of May 31, 2013.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of May 31, 2013, we were in compliance with all of the covenants.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of May 31, 2013, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of May 31, 2013, our capital lease obligations of $30.0 million includes $20.1 million of current debt.
NOTE 15.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense), net for the three and six months ended May 31, 2013 and June 1, 2012 included the following (in thousands):

	Three Months		Six Months
	2013	2012	2013	2012
Interest and other income (expense), net:
Interest income	$5,606	$5,929	$11,288	$12,123
Foreign exchange gains (losses)	(5,418)	(7,738)	(11,592)	(17,459)
Realized gains on fixed income investment	800	474	2,399	1,176
Realized losses on fixed income investment	(13)	(61)	(27)	(267)
Other	293	268	446	514
Interest and other income (expense), net	$1,268	$(1,128)	$2,514	$(3,913)
Interest expense	$(17,205)	$(16,629)	$(34,039)	$(33,467)
Investment gains (losses), net:
Realized investment gains	$76	$8,542	$494	$8,787
Unrealized investment gains	679	—	1,123	—
Realized investment losses	(5,000)	(1)	(5,014)	(34)
Unrealized investment losses	—	(1,353)	—	(544)
Investment gains (losses), net	$(4,245)	$7,188	$(3,397)	$8,209
Non-operating income (expense), net	$(20,182)	$(10,569)	$(34,922)	$(29,171)
NOTE 16.  SEGMENTS

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

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended May 31, 2013
Revenue	$669,998	$285,399	$55,152	$1,010,549
Cost of revenue	34,881	97,752	2,648	135,281
Gross profit	$635,117	$187,647	$52,504	$875,268
Gross profit as a percentage of revenue	95%	66%	95%	87%
Three months ended June 1, 2012
Revenue	$812,595	$256,796	$55,058	$1,124,449
Cost of revenue	41,943	86,868	2,107	130,918
Gross profit	$770,652	$169,928	$52,951	$993,531
Gross profit as a percentage of revenue	95%	66%	96%	88%

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended May 31, 2013
Revenue	$1,358,398	$553,099	$106,925	$2,018,422
Cost of revenue	88,590	196,031	7,344	291,965
Gross profit	$1,269,808	$357,068	$99,581	$1,726,457
Gross profit as a percentage of revenue	93%	65%	93%	86%
Six months ended June 1, 2012
Revenue	$1,536,948	$522,633	$110,088	$2,169,669
Cost of revenue	67,568	166,415	5,200	239,183
Gross profit	$1,469,380	$356,218	$104,888	$1,930,486
Gross profit as a percentage of revenue	96%	68%	95%	89%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17.  SUBSEQUENT EVENTS

In June 2013, we entered into a definitive agreement under which we expect to acquire privately held Neolane SA (“Neolane”) for approximately $600.0 million in cash. Based in Paris, France, Neolane provides customers with cross-channel campaign management marketing solutions across Web, email, social, mobile, call center, direct mail, point of sale and other emerging channels. The transaction is subject to customary closing conditions and is expected to close in the third quarter of our fiscal 2013.  Following the closing, we intend to integrate Neolane into our Digital Marketing reportable segment for financial reporting purposes.

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2013, we reported strong financial results consistent with the continued execution of our plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
Within our Digital Marketing segment, revenue from Adobe Marketing Cloud has increased 17% and 18% during the three and six months ended May 31, 2013, respectively, compared to the year ago periods. In addition, during the six months ended May 31, 2013, we introduced a managed services, term-based offering of Adobe Experience Manager for which revenue is recognized ratably. We expect continued adoption of this offering will increase recurring revenue in this segment which may impact the timing of Adobe Experience Manager revenue recognition.
Within our Digital Media segment, in May 2012, we launched Adobe Creative Suite 6 (“CS6”) which is at the center of Creative Cloud, our new subscription-based model for creating and publishing content and applications that was also released in May 2012. The launch of CS6 included major updates to all of our core Creative Suite (“CS”) point products as well as four suite versions. Late in the fourth quarter of fiscal 2012, we launched Creative Cloud for teams, a platform for teams and workgroups to access all applications and online services in Creative Cloud. Over time, we expect Creative Cloud to transform our business model and drive higher revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry, as well as keeping existing customers current on our latest release. This model will drive our revenue to be more recurring and predictable since revenue is recognized ratably. We continue to implement strategies that will accelerate the adoption of our Creative Cloud subscription model, causing our traditional perpetual license revenue to decline. While we continue to offer the perpetual licensing model as we transition our customers to the subscription-based model, we plan to focus our future creative software development efforts on the Creative Cloud subscription offering.

During the first six months of fiscal 2013, adoption of our Creative Cloud subscription offering continued to accelerate, which has and will continue to cause our traditional perpetual license revenue and, in turn, total net revenue in fiscal 2013, to decline. As anticipated during this transition, expenses did not and are not expected to decline in correlation to the decrease in revenue, which will adversely affect our net income and operating margin throughout fiscal 2013. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by attracting new users, keeping our end user base current and thereby driving higher average revenue per user. Additionally, our shift to a subscription model will increase the amount of recurring revenue that is ratably recognized, driven by broader Creative Cloud adoption over the next several years.

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

In addition, we expect renewal rates associated with Creative Cloud, and potentially other subscription offerings, will become key metrics used to measure their performance. Because the majority of Creative Cloud subscriptions have been annual and the Creative Cloud launched in May 2012, we anticipate that meaningful data regarding subscription renewal rates will first become available later in fiscal year 2013.

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
With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the six months ended May 31, 2013, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Goodwill Impairment

In accordance with updated goodwill impairment guidance issued by the Financial Accounting Standards Board (“FASB”) , we completed our annual goodwill impairment test during the second quarter of fiscal 2013. We elected to use the Step 1 quantitative assessment for our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.

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
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. We elected to early adopt the amended accounting standard at the beginning of our second quarter of fiscal 2013 by electing to present the reclassification adjustments and other required disclosures in a separate footnote.
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
RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2013

•
We continue to derive the majority of our revenue from perpetual licenses. However, consistent with our strategy, during the three months ended May 31, 2013, our subscription revenue as a percentage of total revenue increased to 25% from 14%, compared to the year ago period, as we transition more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $440.0 million as of May 31, 2013 increased by $237.0 million, or 117% from November 30, 2012, primarily due to increases in the number of paid Creative Cloud individual and team subscribers and adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Our total deferred revenue of $691.3 million as of May 31, 2013 increased by $71.7 million, or 12% from November 30, 2012, primarily due to increases in ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $135.3 million increased by $4.4 million, or 3%, year-over-year during the three months ended May 31, 2013, from $130.9 million. The increase is primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and increased hosting and server costs associated with our subscription and SaaS offerings.

•
Operating expenses of $764.0 million increased by $75.6 million, or 11%, year-over-year during the three months ended May 31, 2013 from $688.4 million. The increase is primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and to a lesser extent, a write-down of assets reclassified as held for sale.

•
Net income of $76.5 million decreased by $147.4 million, or 66%, year-over-year during the three months ended May 31, 2013 from $223.9 million. The decrease is primarily due to the revenue model becoming more ratable as well as the reasons stated above.

•
Net cash flow from operations of $621.2 million during the six months ended May 31, 2013 decreased by $141.4 million, or 19% compared to the six months ended June 1, 2012 primarily due to lower net income as discussed above.

Revenue for the Three and Six Months Ended May 31, 2013 and June 1, 2012 (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Product	$644.9	$871.0	(26)%	$1,320.7	$1,679.5	(21)%
Percentage of total revenue	64%	78%		65%	78%
Subscription	254.5	159.5	60%	478.8	305.8	57%
Percentage of total revenue	25%	14%		24%	14%
Services and support	111.1	93.9	18%	218.9	184.4	19%
Percentage of total revenue	11%	8%		11%	8%
Total revenue	$1,010.5	$1,124.4	(10)%	$2,018.4	$2,169.7	(7)%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including certain of our Adobe Marketing Cloud services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue. Of the $254.5 million and $478.8 million in subscription revenue during the three and six months ended May 31, 2013 respectively, approximately $159.5 million and $314.3 million, respectively, is from our Digital Marketing segment, with the remaining amounts substantially representing our Digital Media segment offerings. Of the $159.5 million and $305.8 million in subscription revenue during the three and six months ended June 1, 2012, respectively, approximately $138.2 million and $267.4 million, respectively, is from our Digital Marketing segment, with the remaining amounts substantially representing our Digital Media segment offerings.

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

Segment Information (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Digital Media	$670.0	$812.6	(18)%	$1,358.4	$1,537.0	(12)%
Percentage of total revenue	66%	72%		67%	71%
Digital Marketing	285.4	256.8	11%	553.1	522.6	6%
Percentage of total revenue	28%	23%		28%	24%
Print and Publishing	55.1	55.0	—%	106.9	110.1	(3)%
Percentage of total revenue	6%	5%		5%	5%
Total revenue	$1,010.5	$1,124.4	(10)%	$2,018.4	$2,169.7	(7)%

Digital Media

Revenue from Digital Media decreased $142.6 million and $178.6 million during the three and six months ended May 31, 2013, respectively, as compared to the three and six months ended June 1, 2012, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription-based model.

Revenue related to our creative professional products, which include our Creative Suite editions and CS point products as well as Creative Cloud, decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended March 2, 2012 due to continued customer adoption of Creative Cloud subscription offerings, released in May 2012. We continue to anticipate accelerated adoption of Creative Cloud, for which revenue is recognized over time, and that this adoption has and will continue to cause our traditional perpetual license revenue to decline.

Revenue associated with our other creative products increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to increases associated with distribution of third-party software via Flash Player downloads and our Digital Publishing Suite. These increases were offset in part by decreases associated with lower than expected demand for our Photoshop Elements family of products as well as an expected decline in demand for Lightroom 4 due to the Lightroom 5 release in June 2013.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012. Unit average selling prices, excluding subscriptions, remained relatively stable during the three months ended May 31, 2013 and decreased during the six months ended May 31, 2013 as compared to the same periods in the prior year.

Document Services revenue, which includes our Acrobat product family, decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to the continued shift to ETLAs offset in part by increased Document Exchange Services revenue including revenue generated from our EchoSign e-signing service.

Within Document Services, excluding large enterprise license agreement deals, the number of units decreased while the unit average selling prices increased for the three and six months ended May 31, 2013, as compared to the three and six months ended June 1, 2012.

Digital Marketing

Revenue from Digital Marketing increased $28.6 million and $30.5 million during the three and six months ended May 31, 2013, respectively, as compared to the three and six months ended June 1, 2012. The increases were primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 17% and 18% during the three and six months ended May 31, 2013, respectively, as compared to the year ago periods. Adobe Marketing Cloud revenue growth during the three and six months ended May 31, 2013 as compared to the year ago periods was slightly impacted due to some customer adoption of Adobe Experience Manager through a managed services, term-based offering for which revenue is recognized ratably as opposed to upfront. We expect continued adoption of this offering will increase recurring revenue in this segment which may impact the timing of Adobe Experience Manager revenue recognition. In addition, revenue associated with Adobe LiveCycle declined during the three and six months ended May 31, 2013, as expected.
Print and Publishing

Revenue from Print and Publishing remained relatively stable during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 , primarily due to decreases in royalties related to PostScript products offset by a nonrecurring font licensing transaction in the second quarter of fiscal 2013.
Geographical Information (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Americas	$525.4	$551.3	(5)%	$1,025.7	$1,054.4	(3)%
Percentage of total revenue	52%	49%		51%	49%
EMEA	262.8	325.0	(19)%	560.3	655.7	(15)%
Percentage of total revenue	26%	29%		28%	30%
APAC	222.3	248.1	(10)%	432.4	459.6	(6)%
Percentage of total revenue	22%	22%		21%	21%
Total revenue	$1,010.5	$1,124.4	(10)%	$2,018.4	$2,169.7	(7)%

Overall revenue declined across all geographies during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012. Revenue in the Americas declined during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to decreases in Digital Media and Print and Publishing revenue, offset in part by increases in Digital Marketing revenue. The weakening of the Euro and the British Pound against the U.S. Dollar caused revenue in EMEA to decline during the three and six months ended May 31, 2013 compared with the comparable periods a year earlier. During the three months ended May 31, 2013, revenue in EMEA decreased due to a decline in Digital Marketing revenue while revenues in Digital Marketing and Print and Publishing remained relatively stable when compared to three months ended June 1, 2012. Revenue in EMEA decreased across all reportable segments during the six months ended May 31, 2013 as compared to the six months ended June 1, 2012. Revenue in APAC decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to declines in Digital Media, offset by increases in Digital Marketing and Print and Publishing. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall decrease in revenue for the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(1.9)	$(2.3)
British Pound	(2.1)	(2.5)
Other currencies	—	0.1
Total EMEA	(4.0)	(4.7)
Japanese Yen	(16.8)	(28.4)
Other currencies	(0.1)	(0.5)
Total revenue impact	(20.9)	(33.6)
Hedging impact:
Japanese Yen	13.3	20.4
EMEA	2.0	2.0
Total hedging impact	15.3	22.4
Total impact	$(5.6)	$(11.2)
During the three and six months ended May 31, 2013, the U.S. Dollar strengthened against all major currencies causing revenue in EMEA and Japan measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. Our Yen currency and EMEA hedging programs resulted in hedging gains during the three and six months ended May 31, 2013 as noted in the table above.
Cost of Revenue for the Three and Six Months Ended May 31, 2013 and June 1, 2012 (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Product	$26.8	$40.1	(33)%	$78.8	$65.8	20%
Percentage of total revenue	3%	4%		4%	3%
Subscription	66.5	54.8	21%	129.1	103.6	25%
Percentage of total revenue	7%	5%		6%	5%
Services and support	42.0	36.0	17%	84.1	69.8	20%
Percentage of total revenue	4%	3%		4%	3%
Total cost of revenue	$135.3	$130.9	3%	$292.0	$239.2	22%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three months ended May 31, 2013 as compared to the three months ended June 1, 2012 and increased during the six months ended May 31, 2013 as compared to the six months ended June 1, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Amortization of purchased intangibles and technology license arrangements	3%	43%
Cost of sales	(12)	(12)
Royalty cost	(8)	(2)
Localization costs related to our product launches	(8)	(3)
Excess and obsolete inventory	(6)	(5)
Various individually insignificant items	(2)	(1)
Total change	(33)%	20%
Amortization of purchased intangibles and technology license arrangements increased during the three months ended May 31, 2013 as compared to the three months ended June 1, 2012 due to increased amortization of intangible assets purchased including assets from our acquisition of Behance in the first quarter of fiscal 2013. Amortization of purchased intangibles and technology license arrangements increased during the six months ended May 31, 2013 as compared to the six months ended June 1, 2012 as we entered into certain technology licensing arrangements totaling $51.8 million in the first quarter of fiscal 2013. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue. In connection with certain of these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.
Cost of sales decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to decreases in the number of perpetual units sold and packaging costs associated with our CS6 products. During May 2013, we announced that, while we will continue to offer and support CS6 products, we plan to focus our future creative development efforts on our Creative Cloud offering.
Royalty costs decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to decreases in obligations to certain key vendors and royalty costs associated with the launch of CS6 and Creative Cloud in the second quarter of fiscal 2012.
Localization costs decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to the launch of CS6 during the second quarter of fiscal 2012, a milestone product release, compared to minor product updates and releases during the first two quarters of fiscal 2013.

Excess and obsolete inventory decreased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to decreased reserve requirements for CS6.
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
Cost of subscription revenue increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Hosted server costs	19%	19%
Amortization of purchased intangibles	2	6
Total change	21%	25%

Hosted server costs increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to increases in compensation and related benefits driven by additional headcount, including from our acquisition of Behance in the first quarter of fiscal 2013, depreciation expense from higher capital expenditures late in fiscal 2012 and data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services.
Amortization of purchased intangibles increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to increased amortization of intangible assets purchased, including assets from our acquisitions of Behance in the first quarter of fiscal 2013.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 primarily due to increases in compensation and related benefits and third-party fees related to training and consulting services provided to our customers.
Operating Expenses for the Three and Six Months Ended May 31, 2013 and June 1, 2012 (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Research and development	$203.1	$180.9	12%	$412.7	$358.7	15%
Percentage of total revenue	20%	16%		20%	17%
Sales and marketing	402.2	386.5	4%	800.3	745.4	7%
Percentage of total revenue	40%	34%		40%	34%
General and administrative	120.9	110.6	9%	253.7	213.3	19%
Percentage of total revenue	12%	10%		13%	10%
Restructuring and other charges	25.0	(2.2)	**	25.0	(5.0)	**
Percentage of total revenue	2%	*		1%	*
Amortization of purchased intangibles	12.8	12.6	2%	25.2	24.0	5%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$764.0	$688.4	11%	$1,516.9	$1,336.4	14%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 is primarily due to higher incentive program achievement in fiscal 2013 and increases in stock-based compensation expense due to higher share prices during fiscal 2013 compared to fiscal 2012.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation associated with incentive compensation and stock-based compensation	7%	9%
Compensation and related benefits associated with headcount growth	4	4
Various individually insignificant items	1	2
Total change	12%	15%
In addition to the factors noted above, the increase in compensation associated with incentive compensation and stock-based compensation during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 is also due to stock awards granted in the later part of the second quarter of fiscal 2012 associated with the CS6 launch.
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
Sales and marketing expenses increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation and related benefits associated with headcount growth	4%	5%
Compensation associated with incentive compensation and stock-based compensation	1	3
Professional and consulting fees	(2)	(3)
Various individually insignificant items	1	2
Total change	4%	7%
The decrease in professional and consulting fees during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 is primarily due to lower vendor support expenses and hosting fees for Adobe.com and decreased professional fees associated with our fiscal 2012 initiative to enable new process improvements and efficiencies.
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

General and administrative expenses increased during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation and related benefits associated with headcount growth	4%	5%
Compensation associated with incentive compensation and stock-based compensation	3	4
Charitable contributions	—	6
Professional and consulting fees	2	2
Various individually insignificant items	—	2
Total change	9%	19%
The increase in charitable contributions during the six months ended May 31, 2013 as compared to the six months ended June 1, 2012 reflects a planned contribution to the Adobe Foundation during the first quarter of fiscal 2013.
 Restructuring and Other Charges
In the second quarter of fiscal 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”) with a total carrying amount of $47.4 million. As of May 31, 2013, we classified the Waltham property assets as held for sale in the Condensed Consolidated Balance Sheets at its fair value, net of estimated cost to sell of $23.6 million which was the lesser of the fair value less cost to sell or carrying amount of the assets and recorded a write-down of $23.8 million during the second quarter of fiscal 2013. We expect to sell the property within one year from management's approval of the plan. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification which would have been minimal for the three months ended May 31, 2013.
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded immaterial benefits/charges associated with termination benefits and closing redundant facilities during the three and six months ended May 31, 2013. These benefits/charges were offset by employee termination and facility related adjustments for changes in previous estimates during the three and six months ended May 31, 2013. We recorded net benefits of $2.2 million and $5.0 million due to changes in previous estimates to termination benefits and closing redundant facilities during three and six months ended June 1, 2012, respectively.
Amortization of Purchased Intangibles
Amortization expense increased 2% and 5% during the three and six months ended May 31, 2013, respectively, as compared to the three and six months ended June 1, 2012. The increase was primarily due to amortization expense associated with intangible assets purchased through our acquisition of Behance in the first quarter of fiscal 2013 as well as our acquisition of Efficient Frontier in the first quarter of fiscal 2012.
Non-Operating Income (Expense), Net for the Three and Six Months Ended May 31, 2013 and June 1, 2012 (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Interest and other income (expense), net	$1.3	$(1.1)	**	$2.5	$(3.9)	**
Percentage of total revenue	*	*		*	*
Interest expense	(17.2)	(16.6)	4%	(34.0)	(33.5)	1%
Percentage of total revenue	(2)%	(1)%		(2)%	(2)%
Investment gains (losses), net	(4.3)	7.2	**	(3.4)	8.2	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(20.2)	$(10.5)	91%	$(34.9)	$(29.2)	20%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, and gains and losses on fixed income investments.
Interest and other income (expense), net changed from net expense for the three and six months ended June 1, 2012 to net income for the three and six months ended May 31, 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments.
Interest Expense
Interest expense primarily consists of interest associated with our senior notes (the “Notes”). Interest expense remained relatively stable during the three and six months ended May 31, 2013 as compared to the three and six months ended June 1, 2012.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Our net investment losses for the three and six months ended May 31, 2013 were primarily due to an other-than-temporary impairment on our direct investment in a privately held company offset in part by realized and unrealized gains on our deferred compensation plan assets. Our net investment gains for the three and six months ended June 1, 2012 were primarily due to realized gains on the sale of equity investments offset in part by net unrealized losses on our deferred compensation plan assets.
Provision for Income Taxes for the Three and Six Months Ended May 31, 2013 and June 1, 2012 (dollars in millions)

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Provision	$14.6	$70.7	(79)%	$32.9	$155.9	(79)%
Percentage of total revenue	1%	6%		2%	7%
Effective tax rate	16%	24%		19%	28%

Our effective tax rate decreased by eight percentage points for the three months ended May 31, 2013 as compared to the three months ended June 1, 2012. The decrease was primarily due to the reinstatement of the federal research and development tax credit and stronger than forecasted international profits.

Our effective tax rate decreased by nine percentage points for the six months ended May 31, 2013 as compared to the six months ended June 1, 2012. In addition to the above noted items, the decrease is also related to lower year-over-year tax costs associated with licensing intellectual property to Adobe's trading companies offset by tax benefits recognized in the first quarter of fiscal 2012 as a result of the completion of certain income tax examinations.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at May 31, 2013 was $166.6 million, exclusive of interest and penalties. If the total unrecognized tax benefits at May 31, 2013 were recognized in the future, $153.1 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $13.5 million federal benefit related to deducting certain payments on future state tax returns.
As of May 31, 2013, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $14.1 million. This amount is included in non-current income taxes payable.

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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	May 31, 2013	November 30, 2012
Cash and cash equivalents	$1,246.4	$1,425.1
Short-term investments	$2,619.3	$2,113.3
Working capital	$3,292.8	$3,059.6
Stockholders’ equity	$6,927.3	$6,665.2
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 31, 2013	June 1, 2012
Net cash provided by operating activities	$621.2	$762.6
Net cash used for investing activities	(780.6)	(586.0)
Net cash used for financing activities	(11.2)	(217.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(8.0)	2.4
Net decrease in cash and cash equivalents	$(178.6)	$(38.3)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $621.2 million for the six months ended May 31, 2013 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue. Trade receivables declined primarily due to lower perpetual license revenue levels and improved collections compared to the fourth quarter of fiscal 2012. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our Creative Cloud offering and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and software upgrade plans which we discontinued in January 2013.
The primary working capital uses of cash were decreases in accrued expenses, taxes payable and increases in prepaid expenses and other assets. Accrued expenses decreased primarily due to payment of fiscal 2012 bonuses, commissions, other incentive plans and the related payroll taxes and the decrease in sales and marketing accruals during the six months ended May 31, 2013. The decrease in taxes payable is largely attributed to tax payments made, offset in part by tax expense and other adjustments in the first two quarters of fiscal 2013. Prepaid expenses and other assets increased primarily due to payments of annual maintenance and support services associated with our licensed technologies and additions to prepaid payroll expenses.
Cash Flows from Investing Activities
Net cash used for investing activities of $780.6 million for the six months ended May 31, 2013 was primarily due to purchases of short-term investments. Other uses of cash during the six months ended May 31, 2013 represented our purchases of property and equipment primarily associated with our construction projects in Oregon and India, acquisition of Behance in the first quarter of fiscal 2013 and purchases of long-term technology licenses. These cash outflows were offset in part by sales and maturities of short-term investments.

Cash Flows from Financing Activities
Net cash used for financing activities of $11.2 million for the six months ended May 31, 2013 was primarily due to payments for our treasury stock repurchases, offset in part by proceeds from treasury stock issuances and cash received from our sales-leaseback transaction. See the section titled “Stock Repurchase Program” discussed below.
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

As of May 31, 2013, we have accrued total restructuring charges of approximately $15.5 million of which approximately $14.2 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 62% will be paid through 2015.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 10 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.
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
As of May 31, 2013, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of May 31, 2013, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 75% of our consolidated invested balances during the second quarter of fiscal 2013. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
In June 2013, we entered into a definitive agreement under which we expect to acquire privately held Neolane SA (“Neolane”) for approximately $600.0 million in cash. Based in Paris, France, Neolane provides customers with cross-channel campaign management marketing solutions across Web, email, social, mobile, call center, direct mail, point of sale and other emerging channels. The transaction is subject to customary closing conditions and is expected to close in the third quarter of our fiscal 2013.  Following the closing, we intend to integrate Neolane into our Digital Marketing reportable segment for financial reporting purposes.

Stock Repurchase Program
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.
During the six months ended May 31, 2013 and June 1, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $300.0 million and $305.0 million, respectively. The $300.0 million prepayments during the six months ended May 31, 2013 were under the new $2.0 billion stock repurchase authority while the $305.0 million of prepayments during the six months ended June 1, 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 31, 2013, we repurchased approximately 6.6 million shares at an average price of $41.07 through structured repurchase agreements entered into during fiscal 2012 and the six months ended May 31, 2013. During the six months ended June 1, 2012, we repurchased approximately 7.1 million shares at an average price of $32.38 through structured repurchase agreements entered into during the six months ended June 1, 2012.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended May 31, 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Our principal commitments as of May 31, 2013 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the six months ended May 31, 2013. See Notes 13 and 14 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At May 31, 2013, our maximum commitment for interest payments under the Notes was $338.3 million for the remaining duration of our senior notes.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
The following table updates our capital lease obligations as of May 31, 2013 to include our new sale-leaseback agreement (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$30.5	$21.4	$9.1	$—	$—

Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of May 31, 2013, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended May 31, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We often release numerous new product and service offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of these new product and service offerings will be dependent on our ability (1) to include functionality and usability in such releases that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we are entering markets that may be unaccustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. From time to time we open source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.
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
To accelerate the growth of our business, we launched our subscription-based Creative Cloud offering in fiscal 2012 and announced in May 2013 that we will discontinue future development and new releases of the perpetually licensed line of Creative Suite products as we continue to shift our focus to Creative Cloud. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•
if new or current customers desire only perpetual licenses or to purchase or renew only point product subscriptions rather than acquire the entire Creative Cloud offering, our subscription sales may lag behind our expectations;

•
the shift to a cloud strategy may raise concerns among our installed perpetual license customer base, including concerns regarding changes to pricing over time, information security of a cloud solution and access to files while offline;

•	small businesses and hobbyists may turn to competitive or open source offerings;

•
we may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates, or we may select a target price that is not optimal and could negatively affect our sales or earnings;

•	our revenues are expected to decline over the short term and may decline over the long term as a result of this strategy;

•	our shift to a subscription licensing model may result in confusion among our customers (which can slow adoption rates), partners, resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.

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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S., Europe and other countries slows, or if the U.S., Europe or other countries in which we do business experience further economic recessions, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Additionally, we cannot yet predict how federal or state spending cuts in the U.S. may affect our business, if at all. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government's ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
Some of our lines of business and services, including our online store at adobe.com, our Creative Cloud offering and other hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident at those facilities may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 9% of our net revenue for the second quarter of fiscal 2013. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2013, no single agreement with this or any other distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, employee data privacy, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
As a global business that generates approximately 48% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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

If sales to any of our customers outside of the Americas are delayed or canceled because of any of the above factors, our revenues may decline.
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
Our cash equivalent and short-term investment portfolio as of May 31, 2013 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 31, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 31, 2013. See Note 11 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,832,790
March 2—March 29, 2013
Shares repurchased	813	$40.33	813	$(32,790)
March 30—April 26, 2013
Shares repurchased	—	$—	—	$—
April 27—May 31, 2013
Shares repurchased	3,133	$44.46	3,133	$(139,286)	(2)
Total	3,946		3,946	$1,660,714
_________________________________________

(1)
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.

(2)
In March 2013, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of May 31, 2013, approximately $60.7 million of the prepayment remained under this agreement.

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

Date: June 27, 2013

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Creative Cloud
Creative Suite
EchoSign
Flash
Lightroom
LiveCycle
Photoshop
PostScript

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/12/13	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended and restated*				X

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.29	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1

10.30	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2

10.31	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.32	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.33	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.34	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.35	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.36	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.37	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.38	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.39	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.40	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.41	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.42	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.43	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.44	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.45	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.46	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.47	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.48	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.50	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.51	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.52	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.53	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.3

10.54	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.55	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.56	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.57	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.58	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7

10.59	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.60	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.61	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.62	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.63	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.64	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.65	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.66	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.67	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.68	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.69	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.70	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2

10.71	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.72	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.73	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.74	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.75	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1

10.76	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2

10.77	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2

10.78	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.42 through 10.52 are to filings made by Omniture, Inc.

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