Form 10-Q
period 2013-08-30
ADOBE SYSTEMS INC
filed 2013-10-03
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2013

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 27, 2013 was 499,887,325.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 30, 2013	November 30, 2012
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$819,085	$1,425,052
Short-term investments	2,344,852	2,113,301
Trade receivables, net of allowances for doubtful accounts of $10,481 and $12,643, respectively	522,409	617,233
Deferred income taxes	47,710	59,537
Prepaid expenses and other current assets	128,495	116,237
Assets held for sale	23,573	—
Total current assets	3,886,124	4,331,360
Property and equipment, net	659,747	664,302
Goodwill	4,752,315	4,133,259
Purchased and other intangibles, net	637,957	545,036
Investment in lease receivable	207,239	207,239
Other assets	90,774	93,327
Total assets	$10,234,156	$9,974,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$71,070	$49,759
Accrued expenses	547,997	590,140
Capital lease obligations	17,462	11,217
Accrued restructuring	4,841	9,287
Income taxes payable	4,604	49,886
Deferred revenue	683,143	561,463
Total current liabilities	1,329,117	1,271,752
Long-term liabilities:
Debt and capital lease obligations	1,502,369	1,496,938
Deferred revenue	50,932	58,102
Accrued restructuring	7,242	12,263
Income taxes payable	120,525	155,096
Deferred income taxes	328,310	265,106
Other liabilities	60,902	50,084
Total liabilities	3,399,397	3,309,341
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 501,806 and 494,132 shares outstanding, respectively	61	61
Additional paid-in-capital	3,266,170	3,038,665
Retained earnings	6,878,216	7,003,003
Accumulated other comprehensive income	12,966	30,712
Treasury stock, at cost (99,028 and 106,702 shares, respectively), net of reissuances	(3,322,654)	(3,407,259)
Total stockholders’ equity	6,834,759	6,665,182
Total liabilities and stockholders’ equity	$10,234,156	$9,974,523
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2013	August 31, 2012	August 30, 2013	August 31, 2012
Revenue:
Products	$582,178	$810,457	$1,902,866	$2,490,000
Subscription	299,346	172,920	778,133	478,669
Services and support	113,595	97,203	332,542	281,580
Total revenue	995,119	1,080,580	3,013,541	3,250,249
Cost of revenue:
Products	32,564	27,234	111,351	92,976
Subscription	71,656	56,191	200,763	159,794
Services and support	42,856	36,196	126,927	106,034
Total cost of revenue	147,076	119,621	439,041	358,804
Gross profit	848,043	960,959	2,574,500	2,891,445
Operating expenses:
Research and development	208,700	189,145	621,435	547,776
Sales and marketing	388,673	368,556	1,188,914	1,113,978
General and administrative	128,043	110,249	381,766	323,533
Restructuring and other charges	(791)	2,374	24,203	(2,642)
Amortization of purchased intangibles	13,064	12,331	38,295	36,374
Total operating expenses	737,689	682,655	2,254,613	2,019,019
Operating income	110,354	278,304	319,887	872,426
Non-operating income (expense):
Interest and other income (expense), net	1,732	1,217	4,246	(2,696)
Interest expense	(16,747)	(17,253)	(50,786)	(50,720)
Investment gains (losses), net	(2,079)	944	(5,476)	9,153
Total non-operating income (expense), net	(17,094)	(15,092)	(52,016)	(44,263)
Income before income taxes	93,260	263,212	267,871	828,163
Provision for income taxes	10,258	61,855	43,206	217,721
Net income	$83,002	$201,357	$224,665	$610,442
Basic net income per share	$0.16	$0.41	$0.45	$1.23
Shares used to compute basic net income per share	504,116	494,051	502,039	494,672
Diluted net income per share	$0.16	$0.40	$0.44	$1.22
Shares used to compute diluted net income per share	514,058	499,757	513,155	502,167

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2013	August 31, 2012	August 30, 2013	August 31, 2012
	Increase/(Decrease)		Increase/(Decrease)
Net income	$83,002	$201,357	$224,665	$610,442
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(7,757)	5,688	(12,310)	11,255
Reclassification adjustment for gains / losses on available-for-sale securities recognized	46	(897)	(2,326)	(1,807)
Net increase (decrease) from available-for-sale securities	(7,711)	4,791	(14,636)	9,448
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(2,947)	(2,621)	29,713	20,151
Reclassification adjustment for gains / losses on derivative instruments recognized	(10,487)	(7,692)	(32,880)	(28,701)
Net decrease from derivatives designated as hedging instruments	(13,434)	(10,313)	(3,167)	(8,550)
Foreign currency translation adjustments	6,651	7,417	57	(8,337)
Other comprehensive income, net of taxes	(14,494)	1,895	(17,746)	(7,439)
Total comprehensive income, net of taxes	$68,508	$203,252	$206,919	$603,003

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 30, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$224,665	$610,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	239,877	221,145
Stock-based compensation	244,090	222,649
Write-down of assets held for sale	23,838	—
Deferred income taxes	41,002	82,213
Unrealized (gains) losses on investments	6,719	(8,254)
Other non-cash items	(14,214)	(22,984)
Excess tax benefits from stock-based compensation	—	(6,526)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	112,015	95,735
Prepaid expenses and other current assets	(13,669)	(17,630)
Trade payables	16,106	(54,187)
Accrued expenses	(65,992)	(51,460)
Accrued restructuring	(8,454)	(60,000)
Income taxes payable	(75,908)	(13,330)
Deferred revenue	106,629	28,108
Net cash provided by operating activities	836,704	1,025,921
Cash flows from investing activities:
Purchases of short-term investments	(1,635,999)	(1,347,568)
Maturities of short-term investments	292,374	376,025
Proceeds from sales of short-term investments	1,084,873	795,072
Acquisitions, net of cash acquired	(704,375)	(353,195)
Purchases of property and equipment	(153,237)	(189,287)
Purchases of long-term investments and other assets	(64,820)	(15,051)
Proceeds from sale of long-term investments	3,396	28,817
Net cash used for investing activities	(1,177,788)	(705,187)
Cash flows from financing activities:
Purchases of treasury stock	(700,000)	(305,000)
Proceeds from issuance of treasury stock	435,884	150,185
Excess tax benefits from stock-based compensation	—	6,526
Proceeds from debt and capital lease obligations	25,703	3,152
Repayment of debt and capital lease obligations	(19,838)	(6,870)
Debt issuance costs	(357)	(2,297)
Net cash used for financing activities	(258,608)	(154,304)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,275)	6,450
Net increase (decrease) in cash and cash equivalents	(605,967)	172,880
Cash and cash equivalents at beginning of period	1,425,052	989,500
Cash and cash equivalents at end of period	$819,085	$1,162,380
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$110,697	$163,722
Cash paid for interest	$64,334	$65,778
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$1,160	$4,265

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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present consolidated statements of comprehensive income separate from the consolidated statements of income.
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. We elected to early adopt the amended accounting standard at the beginning of our second quarter of fiscal 2013 by electing to present the reclassification adjustments and other required disclosures in a separate footnote.
The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company’s financial position or results of operations.
NOTE 2.  ACQUISITIONS
On July 22, 2013, we completed our acquisition of privately held Neolane, a leader in cross-channel campaign management technology. During the third quarter of fiscal 2013, we began integrating Neolane into our Digital Marketing reportable segment. Neolane brings a platform for automation and execution of marketing campaigns across the web, e-mail, social, mobile, call center, direct mail, point of sale and other emerging channels which will drive consistent brand experiences and personalized campaigns for our customers.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Neolane's net tangible and intangible assets based upon their estimated fair values as of July 22, 2013. The total preliminary purchase price for Neolane was approximately $616.5 million of which approximately $515.3 million was allocated to goodwill, $114.7 million to identifiable intangible assets and $13.5 million to net liabilities assumed. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.
In addition to the acquisition of Neolane, we also completed a business acquisition on July 24, 2013. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities will accelerate our strategy to bring additional community features to

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
On January 13, 2012, we completed our acquisition of privately held Efficient Frontier, a multi-channel digital ad buying and optimization company. During the first quarter of fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing reportable segment. The Efficient Frontier business added cross-channel digital ad campaign forecasting, execution and optimization capabilities to our Adobe Marketing Cloud, along with a social marketing engagement platform and social ad buying capabilities. We have included the financial results of Efficient Frontier in our Condensed Consolidated Financial Statements beginning on the acquisition date.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of August 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$173,240	$—	$—	$173,240
Cash equivalents:
Corporate bonds and commercial paper	2,500	—	—	2,500
Money market mutual funds	506,638	—	—	506,638
Time deposits	117,707	—	—	117,707
U.S. agency securities	14,999	1	—	15,000
U.S. Treasury securities	4,000	—	—	4,000
Total cash equivalents	645,844	1	—	645,845
Total cash and cash equivalents	819,084	1	—	819,085
Short-term fixed income securities:
Corporate bonds and commercial paper	1,283,045	4,685	(4,333)	1,283,397
Foreign government securities	11,238	27	(27)	11,238
Municipal securities	188,902	72	(329)	188,645
U.S. agency securities	468,517	1,015	(939)	468,593
U.S. Treasury securities	393,001	149	(981)	392,169
Subtotal	2,344,703	5,948	(6,609)	2,344,042
Marketable equity securities	184	626	—	810
Total short-term investments	2,344,887	6,574	(6,609)	2,344,852
Total cash, cash equivalents and short-term investments	$3,163,971	$6,575	$(6,609)	$3,163,937

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 30, 2013 and November 30, 2012 (in thousands):

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$667,920	$(4,334)	$95,489	$(132)
Foreign government securities	6,444	(27)	2,105	(12)
Municipal securities	74,804	(329)	40,524	(60)
U.S. Treasury and agency securities	431,040	(1,919)	48,203	(55)
Total	$1,180,208	$(6,609)	$186,321	$(259)

There were 535 securities and 65 securities that were in an unrealized loss position for less than twelve months at August 30, 2013 and at November 30, 2012, respectively.

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
As of August 30, 2013, there were no securities in an unrealized loss position for more than twelve months. As of November 30, 2012, there was one security in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$572,921	$573,977
Due between one and two years	812,070	814,355
Due between two and three years	681,816	680,980
Due after three years	277,896	274,730
Total	$2,344,703	$2,344,042
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended August 30, 2013, we did not consider any of our investments to be other-than-temporarily impaired.
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 30, 2013.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at August 30, 2013 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$2,500	$—	$2,500	$—
Money market mutual funds	506,638	506,638	—	—
Time deposits	117,707	117,707	—	—
U.S. agency securities	15,000	—	15,000	—
U.S. Treasury securities	4,000	—	4,000	—
Short-term investments:
Corporate bonds and commercial paper	1,283,397	—	1,283,397	—
Foreign government securities	11,238	—	11,238	—
Marketable equity securities	810	810	—	—
Municipal securities	188,645	—	188,645	—
U.S. agency securities	468,593	—	468,593	—
U.S. Treasury securities	392,169	—	392,169	—
Prepaid expenses and other current assets:
Foreign currency derivatives	12,186	—	12,186	—
Other assets:
Deferred compensation plan assets	18,723	390	18,333	—
Total assets	$3,021,606	$625,545	$2,396,061	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,420	$—	$1,420	$—
Total liabilities	$1,420	$—	$1,420	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended August 30, 2013, we determined there were other-than-temporary impairments of $2.0 million and $7.0 million, respectively, on certain of our cost method investments which were written down to fair value.
In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”). The Company classified the Waltham property assets with a total carrying amount of $47.4 million as assets held for sale and recorded these assets on the Condensed Consolidated Balance Sheets as of May 31, 2013 at $23.6 million representing their fair value less estimated costs to sell. The fair value, net of estimated costs to sell was measured with the assistance of third-party valuation models which used inputs such as market comparable data for similar properties to be purchased by other operating and investing entities and discounted cash flow techniques as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis. As a result, we recorded a write-down of $23.8 million during the second quarter of fiscal 2013. These charges are included in restructuring and other charges in our Condensed Consolidated Statements of Income for the nine months ended August 30, 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million. The sale price, net of costs to sell, approximated the carrying value of the assets as of August 30, 2013. See Note 6 for further details regarding our assets held for sale.
As of August 30, 2013, the carrying value of our lease receivables approximated fair value, based on Level 2 observable inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 13 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of August 30, 2013, based on Level 2 quoted prices in inactive markets. See Note 14 for further details regarding our debt.
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
We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the balance sheet and measured on a recurring basis at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the derivative does not qualify for hedge accounting treatment, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
The aggregate fair value of derivative instruments in net asset positions as of August 30, 2013 and November 30, 2012 was $12.2 million and $13.5 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $1.4 million and $1.0 million, respectively, of liabilities included in master netting arrangements with those same counterparties.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of August 30, 2013 and November 30, 2012 were as follows (in thousands):

	2013		2012
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$9,849	$—	$10,897	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,337	1,420	2,616	998
Total derivatives	$12,186	$1,420	$13,513	$998
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended August 30, 2013 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(2,947)	$—	$29,713	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$10,487	$—	$32,880	$—
Net gain (loss) recognized in income(3)	$(3,989)	$—	$(13,656)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(2,028)	$—	$2,768

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2012 was as follows (in thousands):

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
NOTE 6.  ASSETS HELD FOR SALE

In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”) with a total carrying amount of $47.4 million. The decision to sell the Waltham property assets was largely based upon lack of operational needs for a facility of this size, in combination with recent improvements in market conditions for commercial real estate in the area. During May 2013, we began to actively market the Waltham property assets and we expected to sell the property within one year from management's approval of the plan. As of May 31, 2013, we classified the Waltham property assets as held for sale on the Condensed Consolidated Balance Sheets at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification. As a result, we recorded a write-down of $23.8 million during the second quarter of fiscal 2013. These charges are included in restructuring and other related charges in our Condensed Consolidated Statements of Income. The Waltham property assets remained classified as assets held for sale in the Condensed Consolidated Balance Sheets as of August 30, 2013.
In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets as of August 30, 2013.

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 30, 2013 and November 30, 2012 was $4.752 billion and $4.133 billion, respectively. The increase was primarily due to our acquisitions of Behance and Neolane. During the second quarter of fiscal 2013, we completed our annual goodwill impairment test associated with our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Purchased and other intangible assets subject to amortization as of August 30, 2013 and November 30, 2012 were as follows (in thousands):

	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$420,029	$(200,850)	$219,179	$366,574	$(161,538)	$205,036
Customer contracts and relationships	$386,808	$(100,929)	$285,879	$318,027	$(74,214)	$243,813
Trademarks	67,565	(25,644)	41,921	53,293	(19,171)	34,122
Acquired rights to use technology	154,490	(71,478)	83,012	104,402	(56,782)	47,620
Localization	7,783	(5,988)	1,795	8,586	(4,654)	3,932
Other intangibles	17,699	(11,528)	6,171	18,742	(8,229)	10,513
Total other intangible assets	$634,345	$(215,567)	$418,778	$503,050	$(163,050)	$340,000
Purchased and other intangible assets, net	$1,054,374	$(416,417)	$637,957	$869,624	$(324,588)	$545,036

In the first quarter of fiscal 2013, we acquired rights to use certain technology for approximately $51.8 million. Of this cost, an estimated $25.3 million was related to future licensing rights that has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue.

In the first quarter of fiscal 2013, purchased intangibles associated with certain of our acquisitions in prior years became fully amortized and were removed from the Condensed Consolidated Balance Sheets. Excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense related to purchased and other intangible assets was $42.2 million and $117.1 million for the three and nine months ended August 30, 2013, respectively. Comparatively, amortization expense was $36.1 million and $108.7 million for the three and nine months ended August 31, 2012, respectively. Of these amounts, $30.3 million and $83.3 million were included in cost of sales for the three and nine months ended August 30, 2013, respectively, and $24.0 million and $72.6 million were included in cost of sales for the three and nine months ended August 31, 2012, respectively.
As of August 30, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2013	$18,715	$20,090
2014	74,216	73,849
2015	61,165	67,113
2016	22,425	61,306
2017	15,140	52,684
Thereafter	27,518	143,736
Total expected amortization expense	$219,179	$418,778

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of August 30, 2013 and November 30, 2012 consisted of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$255,288	$242,887
Sales and marketing allowances	58,816	87,916
Accrued corporate marketing	25,479	39,503
Taxes payable	18,199	26,164
Royalties payable	10,189	10,040
Accrued interest expense	5,233	20,796
Other	174,793	162,834
Accrued expenses	$547,997	$590,140

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 9.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended August 30, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	18,415	16,871
Awarded	6,826	9,431
Released	(5,837)	(5,854)
Forfeited	(1,241)	(2,147)
Increase due to acquisition	—	114
Ending outstanding balance	18,163	18,415

 Information regarding restricted stock units outstanding at August 30, 2013 and August 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Restricted stock units outstanding	18,163	1.29	$831.0
Restricted stock units vested and expected to vest	16,159	1.22	$736.8
2012
Restricted stock units outstanding	18,877	1.55	$590.3
Restricted stock units vested and expected to vest	16,403	1.45	$512.1
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 30, 2013 and August 31, 2012 were $45.75 and $31.27, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our Performance Share Program for fiscal 2013 (the “2013 Program”) for the nine months ended August 30, 2013 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	946	1,891
Forfeited	(84)	(168)
Ending outstanding balance	862	1,723
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
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 programs, based upon share awards actually achieved, for the nine months ended August 30, 2013 and the fiscal year ended November 30, 2012 (in thousands):

	2013	2012
Beginning outstanding balance	388	405
Achieved	1,279	492
Released	(665)	(464)
Forfeited	(134)	(45)
Ending outstanding balance	868	388

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at August 30, 2013 and August 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Performance shares outstanding	868	0.83	$39.7
Performance shares vested and expected to vest	804	0.81	$36.7
2012
Performance shares outstanding	431	0.79	$13.5
Performance shares vested and expected to vest	401	0.76	$12.5
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 30, 2013 and August 31, 2012 were $45.75 and $31.27, respectively.

Summary of Stock Options
There were no option grants during the three months ended August 30, 2013 and August 31, 2012. The assumptions used to value option grants during the nine months ended August 30, 2013 and August 31, 2012 were as follows:

	Nine Months
	2013	2012
Expected life (in years)	3.2	3.9 - 4.2
Volatility	27%	31 - 34%
Risk free interest rate	0.36%	0.54 - 0.71%

The expected life of the employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 30, 2013 and August 31, 2012 were as follows:

	Three Months		Nine Months
	2013	2012	2013	2012
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	27 - 29%	30 - 31%	26 - 30%	30 - 36%
Risk free interest rate	0.09 - 0.34%	0.15 - 0.30%	0.09 - 0.34%	0.06 - 0.30%

Option activity for the nine months ended August 30, 2013 and the fiscal year ended November 30, 2012 was as follows (in thousands):

	2013	2012
Beginning outstanding balance	24,517	34,802
Granted	25	57
Exercised	(13,744)	(6,754)
Cancelled	(1,546)	(4,692)
Increase due to acquisition	273	1,104
Ending outstanding balance	9,525	24,517

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at August 30, 2013 and August 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Options outstanding	9,525	$30.80	3.10	$142.6
Options vested and expected to vest	9,359	$30.93	3.05	$138.9
Options exercisable	7,489	$32.23	2.49	$101.5
2012
Options outstanding	26,210	$31.67	3.01	$85.8
Options vested and expected to vest	25,724	$31.75	2.95	$83.1
Options exercisable	21,312	$32.91	2.46	$52.7
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 30, 2013 and August 31, 2012 were $45.75 and $31.27, respectively.

Summary of Employee Stock Purchase Plan Shares
Employees purchased 3.4 million shares at an average price of $25.71 and 3.2 million shares at an average price of $23.81 for the nine months ended August 30, 2013 and August 31, 2012, respectively. The intrinsic value of shares purchased during the nine months ended August 30, 2013 and August 31, 2012 was $58.5 million and $22.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 30, 2013, there was $479.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended August 30, 2013 and August 31, 2012 were as follows (in thousands):

	2013		2012
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$380	$1,245	$769	$837
Cost of revenue—services and support	878	2,609	1,147	2,167
Research and development	4,786	25,736	7,340	22,536
Sales and marketing	4,617	24,309	8,639	20,194
General and administrative	1,858	14,606	4,001	12,039
Total	$12,519	$68,505	$21,896	$57,773

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended August 30, 2013 and August 31, 2012 were as follows (in thousands):

	2013		2012
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,463	$3,489	$2,212	$2,154
Cost of revenue—services and support	2,559	7,419	2,965	6,610
Research and development	15,340	74,677	18,756	60,905
Sales and marketing	16,177	72,087	23,806	56,483
General and administrative	6,518	44,361	12,491	36,267
Total	$42,057	$202,033	$60,230	$162,419
NOTE 10.  RESTRUCTURING CHARGES
Fiscal 2011 Restructuring Plan
In the fourth quarter of fiscal 2011, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities in order to better align our resources around our Digital Media and Digital Marketing strategies.
During the nine months ended August 30, 2013, we continued to implement restructuring activities under this plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $9.7 million as all facilities under this plan have been exited as of August 30, 2013.
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
During the nine months ended August 30, 2013, we vacated approximately 21,000 square feet of sales facilities in Australia in connection with our other restructuring plans.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the nine months ended August 30, 2013 (in thousands):

	November 30, 2012	Costs Incurred	Cash Payments	Other Adjustments*	August 30, 2013
Fiscal 2011 Restructuring Plan:
Termination benefits	$1,248	$—	$(760)	$(58)	$430
Cost of closing redundant facilities	9,623	—	(1,161)	(4,867)	3,595
Other Restructuring Plans:
Termination benefits	991	—	(484)	(28)	479
Cost of closing redundant facilities	9,688	5,143	(6,409)	(843)	7,579
Total restructuring plans	$21,550	$5,143	$(8,814)	$(5,796)	$12,083
_________________________________________

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(*)	Included in Other Adjustments are foreign currency translation adjustments and goodwill adjustments of $0.8 million and $0.2 million, respectively.
Accrued restructuring charges of approximately $12.1 million as of August 30, 2013 includes $4.9 million recorded in accrued restructuring, current and $7.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2014 and facilities-related liabilities under contract through fiscal 2021 of which approximately 58% will be paid through 2015.
NOTE 11.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended August 30, 2013 were as follows (in thousands):

Balance as of November 30, 2012	$7,003,003
Net income	224,665
Re-issuance of treasury stock	(349,452)
Balance as of August 30, 2013	$6,878,216
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Condensed Consolidated Balance Sheets.
The components of accumulated other comprehensive income and activity, net of related taxes, as of August 30, 2013 was as follows (in thousands):

	November 30, 2012	Increase / Decrease	Reclassification Adjustments		August 30, 2013
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,699	$(4,905)	$(3,386)		$6,408
Unrealized losses on available-for-sale securities	(260)	(7,405)	1,060		(6,605)
Net unrealized gains (losses) on available-for-sale securities	14,439	(12,310)	(2,326)	(1)	(197)
Net unrealized gains on derivative instruments designated as hedging instruments	6,604	29,713	(32,880)	(2)	3,437
Cumulative foreign currency translation adjustments	9,669	57	—		9,726
Total accumulated other comprehensive income, net of taxes	$30,712	$17,460	$(35,206)		$12,966
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended August 30, 2013 and August 31, 2012 (in thousands):

	Three Months		Nine Months
	2013	2012	2013	2012
Available-for-sale securities:
Unrealized gains / losses	$117	$(10)	$151	$(682)
Reclassification adjustments	(2)	—	(2)	(1)
Subtotal available-for-sale securities	115	(10)	149	(683)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—	—
Reclassification adjustments*	—	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—	—
Foreign currency translation adjustments	372	750	(128)	(2,035)
Total taxes, other comprehensive income	$487	$740	$21	$(2,718)
_________________________________________

(*)	Taxes related to derivative instruments were zero based on the tax jurisdiction where the derivative instruments were executed.
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

During the nine months ended August 30, 2013 and August 31, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $700.0 million and $305.0 million, respectively. The $700.0 million prepayments during the nine months ended August 30, 2013 were under the new $2.0 billion stock repurchase authority while the $305.0 million prepayments during the nine months ended August 31, 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 30, 2013, we repurchased approximately 13.7 million shares at an average price of $43.78 through structured repurchase agreements entered into during fiscal 2012 and the nine months ended August 30, 2013. During the nine months ended August 31, 2012, we repurchased approximately 9.5 million shares at an average price of $32.17 through structured repurchase agreements entered into during the nine months ended August 31, 2012.
As of August 30, 2013, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares delivered to us by the financial statement date were excluded from the computation of earnings per share. As of August 30, 2013, $134.3 million of prepayment remained under this agreement.
Subsequent to August 30, 2013, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400.0 million. This

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $400.0 million stock repurchase agreement, $800.0 million remains under our current authority.

NOTE 12.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 30, 2013 and August 31, 2012 (in thousands, except per share data):

	Three Months		Nine Months
	2013	2012	2013	2012
Net income	$83,002	$201,357	$224,665	$610,442
Shares used to compute basic net income per share	504,116	494,051	502,039	494,672
Dilutive potential common shares:
Unvested restricted stock and performance share awards	7,198	3,464	7,851	5,005
Stock options	2,744	2,242	3,265	2,490
Shares used to compute diluted net income per share	514,058	499,757	513,155	502,167
Basic net income per share	$0.16	$0.41	$0.45	$1.23
Diluted net income per share	$0.16	$0.40	$0.44	$1.22
For the three and nine months ended August 30, 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $46.05 and $42.56, respectively, were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial. Comparatively, for the three and nine months ended August 31, 2012, options to purchase approximately 17.9 million and 20.2 million shares of common stock with exercise prices greater than the average fair market value of our stock of $31.72 and $31.65, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of August 30, 2013, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for approximately $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of August 30, 2013, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and recorded at fair value.
The following are our future minimum lease payments under our non-cancellable capital leases for each of the next five years and thereafter as of August 30, 2013 (in thousands):

Fiscal Year	Capital Lease Obligations
Remainder of 2013	$9,024
2014	15,314
2015	—
2016	—
2017	—
Thereafter	—
Gross lease commitment	$24,338
Less: interest	(354)
Net lease commitment	$23,984
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
NOTE 14.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During the nine months ended August 30, 2013, we made both semi-annual interest payments on our Notes totaling $62.2 million. Based on quoted prices in inactive markets, the fair value of the Notes was approximately $1.6 billion as of August 30, 2013.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 30, 2013, we were in compliance with all of the covenants.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of August 30, 2013, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of August 30, 2013, our capital lease obligations of $24.0 million includes $17.5 million of current debt.
NOTE 15.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense), net for the three and nine months ended August 30, 2013 and August 31, 2012 included the following (in thousands):

	Three Months		Nine Months
	2013	2012	2013	2012
Interest and other income (expense), net:
Interest income	$5,332	$6,575	$16,620	$18,696
Foreign exchange gains (losses)	(3,847)	(6,458)	(15,438)	(23,918)
Realized gains on fixed income investment	986	909	3,385	2,085
Realized losses on fixed income investment	(1,032)	(12)	(1,059)	(278)
Other	293	203	738	719
Interest and other income (expense), net	$1,732	$1,217	$4,246	$(2,696)
Interest expense	$(16,747)	$(17,253)	$(50,786)	$(50,720)
Investment gains (losses), net:
Realized investment gains	$864	$78	$1,359	$8,865
Unrealized investment gains	—	936	214	642
Realized investment losses	(2,034)	(70)	(7,049)	(104)
Unrealized investment losses	(909)	—	—	(250)
Investment gains (losses), net	$(2,079)	$944	$(5,476)	$9,153
Non-operating income (expense), net	$(17,094)	$(15,092)	$(52,016)	$(44,263)
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

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended August 30, 2013
Revenue	$636,723	$311,688	$46,708	$995,119
Cost of revenue	41,376	103,150	2,550	147,076
Gross profit	$595,347	$208,538	$44,158	$848,043
Gross profit as a percentage of revenue	94%	67%	95%	85%
Three months ended August 31, 2012
Revenue	$762,534	$263,619	$54,427	$1,080,580
Cost of revenue	29,767	86,501	3,353	119,621
Gross profit	$732,767	$177,118	$51,074	$960,959
Gross profit as a percentage of revenue	96%	67%	94%	89%

(in thousands)	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended August 30, 2013
Revenue	$1,995,121	$864,787	$153,633	$3,013,541
Cost of revenue	129,966	299,181	9,894	439,041
Gross profit	$1,865,155	$565,606	$143,739	$2,574,500
Gross profit as a percentage of revenue	93%	65%	94%	85%
Nine months ended August 31, 2012
Revenue	$2,299,482	$786,252	$164,515	$3,250,249
Cost of revenue	97,335	252,916	8,553	358,804
Gross profit	$2,202,147	$533,336	$155,962	$2,891,445
Gross profit as a percentage of revenue	96%	68%	95%	89%

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2013, we reported strong financial results consistent with the continued execution of our plans for our two strategic growth areas, Digital Marketing and Digital Media, while continuing to market and license a broad portfolio of products and solutions.
Within our Digital Marketing segment, we are a market leader in the fast-growing category of digital marketing. Our Adobe Marketing Cloud offering includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign which is a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during our third quarter of fiscal 2013.

Revenue from Adobe Marketing Cloud has increased 28% and 22% during the three and nine months ended August 30, 2013, respectively, compared to the year ago periods. Helping to drive this performance was strong adoption of our Adobe Experience Manager (“AEM”) offering, and, the addition of Neolane mid-third quarter of fiscal 2013.

AEM, our fastest growing digital marketing solution, has typically been licensed by our customers as an on-premise offering where license revenue is recognized at the time of the transaction. In the past year, we introduced a managed services offering of AEM for which revenue is recognized ratably. We expect continued adoption of the newer managed services offering, which will increasingly migrate AEM revenue to recurring revenue in this segment. Given the comparisons involving more new license revenue being recognized over time versus past license revenue being recognized up front, we anticipate this trend may impact AEM growth rates and thus Adobe Marketing Cloud growth rates in the future.

Within our Digital Media segment, in May 2012, we delivered Adobe Creative Cloud, our new subscription-based offering for creating and publishing content and applications. Creative Cloud is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to the offering. Key aspects of the value Creative Cloud provides include more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, community-based features and services through our acquisition of Behance in December 2012, digital publishing and app creation capabilities, and lower entry point pricing for cost-sensitive customers.

In May 2013 we announced we would exclusively deliver new creative product innovations and features to Creative Cloud subscribers, and that Adobe Creative Suite 6 (“CS6”) which was released in May 2012 would be the last major update we provide for perpetual licensees. While we continue to offer CS6 on a perpetual licensing basis moving forward, we expect revenue for it to sequentially decline as our customers increasingly migrate to Creative Cloud.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud is transforming our business model and we expect this to drive higher revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry, as well as keeping existing customers current on our latest release. This model will drive our revenue to be more recurring and predictable since revenue is recognized ratably.

We have implemented, and will continue to implement, strategies that accelerate adoption of our Creative Cloud subscription model, causing our traditional perpetual license revenue to decline. These strategies include increasing the value Creative Cloud users receive, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud.

During the first nine months of fiscal 2013, adoption of our Creative Cloud subscription offering continued to accelerate, which has and will continue to cause our traditional perpetual license revenue and, in turn, total net revenue in fiscal 2013, to decline compared with the same period in fiscal 2012. As anticipated during this transition, expenses did not and are not expected to decline in correlation to the decrease in revenue, which will adversely affect our net income and operating margin throughout fiscal 2013. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by attracting new users, keeping our end user base current and thereby driving higher revenue. Additionally, our shift to a subscription model will increase the amount of recurring revenue that is ratably recognized, driven by broader Creative Cloud adoption over the next several years.

To assist with the understanding of this transition and the related shift in revenue described above, we are using certain performance metrics to assess the health and trajectory of our overall Digital Media segment.These metrics include the total number of current paid subscriptions and Annualized Recurring Revenue (“ARR”). We define ARR as the sum of:

•	the number of current paid subscriptions, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•	twelve months of contract value of ETLAs where the revenue is ratably recognized over the life of the contract.

During the third quarter of fiscal 2013, we exceeded one million paid Creative Cloud subscriptions, exiting the quarter with one million thirty one thousand subscriptions. Total Creative ARR exiting the third quarter of fiscal 2013 was $655.0 million, up from $440.0 million exiting the second quarter of fiscal 2013, demonstrating the progress we have made with our transformation in this business.
In September 2013, Adobe’s security team discovered sophisticated attacks on our network involving the illegal access to certain customer and product information. We continue to investigate this incident and are taking certain steps to help minimize any impact on our business. At this time, we do not believe that the attacks will have a material adverse impact on our business or financial results. It is possible, nevertheless, that this incident could have various adverse effects on us as described in our risk factors for these types of incidents found in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. For additional information related to this incident, please see Item 5 “Other Information” in Part II of this Report.

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
With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended August 30, 2013, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Goodwill Impairment

In accordance with updated goodwill impairment guidance issued by the Financial Accounting Standards Board (“FASB”), we completed our annual goodwill impairment test during the second quarter of fiscal 2013. We elected to use the Step 1 quantitative assessment for our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.

Recent Accounting Pronouncements

In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present consolidated statements of comprehensive income separate from the consolidated statements of income.
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified, in their entirety, to net income are required to be cross referenced to related footnote disclosures that provide additional detail. We elected to early adopt the amended accounting standard at the beginning of our second quarter of fiscal 2013 by electing to present the reclassification adjustments and other required disclosures in a separate footnote.
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
RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2013

•
We continue to derive the majority of our revenue from perpetual licenses. However, consistent with our strategy, during the three months ended August 30, 2013, our subscription revenue as a percentage of total revenue increased to 30% compared with 16%, in the year ago period, as we transition more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $203.0 million as of November 30, 2012 has increased each quarter to approximately $297.0 million as of March 1, 2013, to $440.0 million as of May 31, 2013, and to $655.0 million as of August 30, 2013. The increase in our Digital Media ARR from November 30, 2012 to August 30, 2013 of approximately

$452.0 million, or 223%, is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Our total deferred revenue of $734.1 million as of August 30, 2013 increased by $114.5 million, or 18% from November 30, 2012, primarily due to increases in subscriptions, ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $147.1 million increased by $27.5 million, or 23%, year-over-year during the three months ended August 30, 2013, from $119.6 million. The increase is primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and increased hosting and server costs associated with our subscription and SaaS offerings.

•
Operating expenses of $737.7 million increased by $55.0 million, or 8%, year-over-year during the three months ended August 30, 2013 from $682.7 million. The increase is primarily due to increases in costs associated with compensation and related benefits driven by additional headcount.

•
Net income of $83.0 million decreased by $118.4 million, or 59%, year-over-year during the three months ended August 30, 2013 from $201.4 million. The decrease is primarily due to our revenue model becoming more ratable as well as the reasons stated above.

•
Net cash flow from operations of $836.7 million during the nine months ended August 30, 2013 decreased by $189.2 million, or 18% compared to the nine months ended August 31, 2012 primarily due to lower net income as discussed above.

Revenue for the Three and Nine Months Ended August 30, 2013 and August 31, 2012 (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Product	$582.2	$810.5	(28)%	$1,902.9	$2,490.0	(24)%
Percentage of total revenue	59%	75%		63%	77%
Subscription	299.3	172.9	73%	778.1	478.7	63%
Percentage of total revenue	30%	16%		26%	15%
Services and support	113.6	97.2	17%	332.5	281.5	18%
Percentage of total revenue	11%	9%		11%	8%
Total revenue	$995.1	$1,080.6	(8)%	$3,013.5	$3,250.2	(7)%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including certain of our Adobe Marketing Cloud services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue. Of the $299.3 million and $778.1 million in subscription revenue during the three and nine months ended August 30, 2013, respectively, approximately $169.0 million and $483.4 million, respectively, is from our Digital Marketing segment, with the remaining amounts substantially representing our Digital Media segment offerings. Of the $172.9 million and $478.7 million in subscription revenue during the three and nine months ended August 31, 2012, respectively, approximately $141.5 million and $408.9 million, respectively, is from our Digital Marketing segment, with the remaining amounts substantially representing our Digital Media segment offerings.

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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Digital Media	$636.7	$762.5	(16)%	$1,995.1	$2,299.5	(13)%
Percentage of total revenue	64%	71%		66%	71%
Digital Marketing	311.7	263.7	18%	864.8	786.2	10%
Percentage of total revenue	31%	24%		29%	24%
Print and Publishing	46.7	54.4	(14)%	153.6	164.5	(7)%
Percentage of total revenue	5%	5%		5%	5%
Total revenue	$995.1	$1,080.6	(8)%	$3,013.5	$3,250.2	(7)%

Digital Media

Revenue from Digital Media decreased $125.8 million and $304.4 million during the three and nine months ended August 30, 2013, respectively, as compared to the three and nine months ended August 31, 2012, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription-based model.

Revenue related to our creative professional products, which include our Creative Suite editions and CS point products as well as Creative Cloud, decreased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to continued customer adoption of Creative Cloud subscription offerings, released in May 2012. We continue to anticipate accelerated adoption of Creative Cloud for individuals, teams and enterprises, for which revenue is recognized over time, and that this adoption has and will continue to cause our traditional perpetual license revenue to decline.

Revenue associated with our other creative products increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to increases associated with distribution of third-party software via Flash Player downloads and our Digital Publishing Suite.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012. Unit average selling prices, excluding subscriptions, decreased during the three and nine months ended August 30, 2013 as compared to the same periods in the prior year.

Document Services revenue, which includes our Acrobat product family, decreased slightly during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to the continued shift to ETLAs offset by increased Document Exchange Services revenue including revenue generated from our EchoSign e-signing service.

Within Document Services, excluding large enterprise license agreement deals, the number of units licensed decreased while the unit average selling prices remained relatively stable for the three months ended August 30, 2013, as compared to the three months ended August 31, 2012. For the nine months ended August 31, 2013, the number of units licensed decreased while the unit average selling prices increased compared to the year ago period.

Digital Marketing

Revenue from Digital Marketing increased $48.0 million and $78.6 million during the three and nine months ended August 30, 2013, respectively, as compared to the three and nine months ended August 31, 2012. The increases were primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 28% and 22% during the three and nine months ended August 30, 2013, respectively, as compared to the year ago periods. The increase noted above was offset by a decline in revenue associated with Adobe LiveCycle during the three and nine months ended August 30, 2013, as expected.

Print and Publishing

Revenue from Print and Publishing decreased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012, primarily due to increased ETLAs for some products in this group.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Americas	$534.0	$558.3	(4)%	$1,559.7	$1,612.7	(3)%
Percentage of total revenue	54%	52%		52%	50%
EMEA	263.9	290.0	(9)%	824.1	945.6	(13)%
Percentage of total revenue	26%	27%		27%	29%
APAC	197.2	232.3	(15)%	629.7	691.9	(9)%
Percentage of total revenue	20%	21%		21%	21%
Total revenue	$995.1	$1,080.6	(8)%	$3,013.5	$3,250.2	(7)%

Revenue declined across all geographies during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to decreases in Digital Media and Print and Publishing revenue, offset in part by increases in Digital Marketing revenue. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall decrease in revenue for the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$5.5	$3.2
British Pound	(1.0)	(3.5)
Other currencies	0.2	0.3
Total EMEA	4.7	—
Japanese Yen	(20.5)	(48.9)
Other currencies	(2.2)	(2.7)
Total revenue impact	(18.0)	(51.6)
Hedging impact:
Japanese Yen	9.0	29.4
EMEA	1.5	3.5
Total hedging impact	10.5	32.9
Total impact	$(7.5)	$(18.7)
During the three and nine months ended August 30, 2013, the U.S. Dollar strengthened against the Japanese Yen causing revenue in Japan measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. The decrease was offset in part by the U.S. Dollar weakening against the Euro resulting in a substantial portion of revenue in EMEA measured in U.S. Dollar equivalents to increase during the three and nine months ended August 30, 2013 compared with the same reporting period last year. The U.S. Dollar strengthened against the British Pound which partially offset this increase to revenue in EMEA measured in U.S. Dollar equivalents. Our EMEA and Yen currency hedging programs resulted in hedging gains during the three and nine months ended August 30, 2013 as noted in the table above. The total impact of all currency fluctuations and hedging programs for the three and nine months ended August 30, 2013 was a decrease to revenue as compared with the same reporting period last year.

Cost of Revenue for the Three and Nine Months Ended August 30, 2013 and August 31, 2012 (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Product	$32.6	$27.2	20%	$111.4	$93.0	20%
Percentage of total revenue	3%	3%		4%	3%
Subscription	71.6	56.2	27%	200.7	159.8	26%
Percentage of total revenue	7%	5%		7%	5%
Services and support	42.9	36.2	19%	126.9	106.0	20%
Percentage of total revenue	4%	3%		4%	3%
Total cost of revenue	$147.1	$119.6	23%	$439.0	$358.8	22%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Amortization of purchased intangibles and technology license arrangements	7%	33%
Cost of sales	(2)	(8)
Royalty cost	8	1
Localization costs related to our product launches	11	1
Excess and obsolete inventory	(3)	(5)
Various individually insignificant items	(1)	(2)
Total change	20%	20%
Amortization of purchased intangibles and technology license arrangements increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 as we entered into certain technology licensing arrangements totaling $51.8 million in the first quarter of fiscal 2013. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue during the first quarter of fiscal 2013. In connection with certain of these licensing arrangements, we have the ability to acquire additional rights to use technology in the future. Further, amortization of purchased intangibles and technology license arrangements increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to increased amortization of intangible assets purchased including assets from our acquisition of Behance in the first quarter of fiscal 2013.
Cost of sales decreased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to decreases in the number of perpetual units sold and packaging costs associated with our CS6 products. During May 2013, we announced that, while we will continue to offer and support CS6 products, we plan to focus our future creative development efforts on our Creative Cloud offering.
Royalty costs increased during the three months ended August 30, 2013 as compared to the three months ended August 31, 2012 primarily due to increases in obligations to certain key vendors and royalty costs associated with our Adobe Video Bundle, enterprise Creative Cloud offering through our ETLAs and CS6 Master Collection. Royalty costs remained relatively stable during the nine months ended August 30, 2013 as compared to the nine months ended August 31, 2012 as the increases in obligations to certain key vendors and royalty costs discussed above were largely offset by decreases in royalty costs associated with the releases of CS6 and Creative Cloud in the second quarter of fiscal 2012.
Localization costs increased during the three months ended August 30, 2013 as compared to the three months ended August 31, 2012 primarily due to localization costs associated with the release of certain Creative Cloud point products in local languages during the three months ended August 30, 2013 and the product launch of Acrobat XI in the fourth quarter of fiscal

2012. Localization costs remained relatively stable during the nine months ended August 30, 2013 as compared to the nine months ended August 31, 2012 as the increase in localization costs discussed above were largely offset by decreases in localization costs associated with the releases of CS6 and Creative Cloud in the second quarter of fiscal 2012.

Excess and obsolete inventory decreased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to decreased reserve requirements for CS6 as we continue to transition to more of a subscription based model.
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
Cost of subscription revenue increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Hosted server costs	22%	20%
Amortization of purchased intangibles	5	6
Total change	27%	26%
Hosted server costs increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to increases in compensation and related benefits driven by additional headcount, including from our acquisition of Behance in the first quarter of fiscal 2013, depreciation expense from higher capital expenditures late in fiscal 2012 and data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services.
Amortization of purchased intangibles increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to increased amortization of intangible assets purchased, including assets from our acquisition of Behance in the first quarter of fiscal 2013.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 primarily due to increases in compensation and related benefits and third-party fees related to training and consulting services provided to our customers.

Operating Expenses for the Three and Nine Months Ended August 30, 2013 and August 31, 2012 (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Research and development	$208.7	$189.1	10%	$621.4	$547.8	13%
Percentage of total revenue	21%	18%		21%	17%
Sales and marketing	388.7	368.6	5%	1,188.9	1,114.0	7%
Percentage of total revenue	39%	34%		39%	34%
General and administrative	128.0	110.2	16%	381.8	323.5	18%
Percentage of total revenue	13%	10%		13%	10%
Restructuring and other charges	(0.8)	2.4	**	24.2	(2.6)	**
Percentage of total revenue	*	*		1%	*
Amortization of purchased intangibles	13.1	12.3	7%	38.3	36.3	6%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$737.7	$682.7	8%	$2,254.6	$2,019.0	12%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 is primarily due to higher incentive compensation program achievement in fiscal 2013, increases in stock-based compensation expense due to higher share prices during fiscal 2013 as compared to fiscal 2012 as well as a shorter vesting term for stock awards granted as part of our annual review process during the first quarter of fiscal 2013.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation associated with incentive compensation and stock-based compensation	5%	8%
Compensation and related benefits associated with headcount growth	4	4
Various individually insignificant items	1	1
Total change	10%	13%
In addition to the factors noted above, the increase in compensation associated with incentive compensation and stock-based compensation during the nine months ended August 30, 2013 as compared to the nine months ended August 31, 2012 is also due to stock awards granted in the later part of the second quarter of fiscal 2012 associated with the CS6 launch.
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
Sales and marketing expenses increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation and related benefits associated with headcount growth	5%	5%
Compensation associated with incentive compensation and stock-based compensation	2	3
Professional and consulting fees	(2)	(2)
Various individually insignificant items	—	1
Total change	5%	7%

The decrease in professional and consulting fees during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 is primarily due to lower vendor support expenses and hosting fees for Adobe.com and decreased professional fees associated with our fiscal 2012 initiative to enable new process improvements and efficiencies.

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

General and administrative expenses increased during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 due to the following:

	% Change 2013-2012 QTD	% Change 2013-2012 YTD
Compensation and related benefits associated with headcount growth	4%	5%
Compensation associated with incentive compensation and stock-based compensation	3	3
Professional and consulting fees	11	5
Charitable contributions	(5)	2
Various individually insignificant items	3	3
Total change	16%	18%
The increase in professional and consulting fees during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012 is primarily due to increased professional and legal fees including those associated with the acquisition of Neolane in the third quarter of fiscal 2013.
The decrease in charitable contributions during the three months ended August 30, 2013 as compared to the three months ended August 31, 2012 is primarily due to the timing of planned contributions to the Adobe Foundations.
 Restructuring and Other Charges
In the second quarter of fiscal 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts with a total carrying amount of $47.4 million. As of May 31, 2013, we classified the Waltham property assets as held for sale in the Condensed Consolidated Balance Sheets at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets and recorded a write-down of $23.8 million during the second quarter of fiscal 2013. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification which would have been minimal for the three and nine months ended August 30, 2013. We expected to sell the property within one year from management's approval of the plan. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets as of August 30, 2013.
During the past several years, we have initiated various restructuring plans. In connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded immaterial benefits/charges associated with termination benefits and closing redundant facilities during the three and nine months ended August 30, 2013. These benefits/charges were offset by employee termination and facility related adjustments for changes in previous estimates during the three and nine months ended August 30, 2013. We recorded insignificant benefits/charges associated with termination benefits and closing redundant facilities during the three months ended August 31, 2012. We recorded $16.4 million in charges associated with termination benefits and closing redundant facilities and net benefits of $19.0 million due to changes in previous estimates during the nine months ended August 31, 2012.
Amortization of Purchased Intangibles
Amortization expense increased 7% and 6% during the three and nine months ended August 30, 2013, respectively, as compared to the three and nine months ended August 31, 2012. The increase was primarily due to amortization expense associated with intangible assets purchased through our acquisition of Behance in the first quarter of fiscal 2013.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 30, 2013 and August 31, 2012 (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Interest and other income (expense), net	$1.7	$1.2	**	$4.3	$(2.7)	**
Percentage of total revenue	*	*		*	*
Interest expense	(16.7)	(17.2)	(3)%	(50.8)	(50.7)	*
Percentage of total revenue	(2)%	(2)%		(2)%	(2)%
Investment gains (losses), net	(2.1)	0.9	**	(5.5)	9.1	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(17.1)	$(15.1)	13%	$(52.0)	$(44.3)	17%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, and gains and losses on fixed income investments.
Interest and other income (expense), net remained relatively stable during the three months ended August 30, 2013 as compared to the three months ended August 31, 2012. Interest and other income (expense), net changed from net expense to net income for the nine months ended August 30, 2013 as compared to the nine months ended August 31, 2012 primarily due to decreased foreign currency losses and increased gains on fixed income investments offset by decreased other interest income.
Interest Expense
Interest expense primarily consists of interest associated with our senior notes (the “Notes”). Interest expense remained relatively stable during the three and nine months ended August 30, 2013 as compared to the three and nine months ended August 31, 2012.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Our net investment losses for the three months ended August 30, 2013 were primarily due to an other-than-temporary impairment on our direct investment in a privately held company. Our net investment losses for the nine months ended August 30, 2013 were primarily due to other-than-temporary impairments on our direct investments in privately held companies offset in part by realized gains on our deferred compensation plan assets. Our net investment gains for the three months ended August 31, 2012 were primarily due to unrealized gains on our deferred compensation plan assets. Our net investment gains for the nine months ended August 31, 2012 were primarily due to realized gains on the sale of equity investments and realized and unrealized gains on our deferred compensation plan assets offset in part by unrealized losses on our direct investments.

Provision for Income Taxes for the Three and Nine Months Ended August 30, 2013 and August 31, 2012 (dollars in millions)

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Provision	$10.3	$61.9	(83)%	$43.2	$217.7	(80)%
Percentage of total revenue	1%	6%		1%	7%
Effective tax rate	11%	24%		16%	26%

Our effective tax rate decreased by thirteen percentage points for the three months ended August 30, 2013 as compared to the three months ended August 31, 2012. The decrease was primarily due to tax benefits recognized as a result of the completion of certain income tax examinations.
Our effective tax rate decreased by ten percentage points for the nine months ended August 30, 2013 as compared to the nine months ended August 31, 2012. In addition to the above noted items, the decrease is also due to the reinstatement of the federal research and development tax credit and lower year-over-year tax costs associated with licensing intellectual property to Adobe's trading companies.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at August 30, 2013 was $126.9 million, exclusive of interest and penalties. If the total unrecognized tax benefits at August 30, 2013 were recognized in the future, $117.6 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $9.3 million federal benefit related to deducting certain payments on future state tax returns.
As of August 30, 2013, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $9.4 million. This amount is included in non-current income taxes payable.
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
In July 2013, a U.S. income tax examination covering our fiscal years 2008 and 2009 was completed. Our accrued tax and interest related to these years was $48.4 million and was previously reported in long-term income taxes payable. We settled the tax obligation resulting from this examination with cash and income tax assets totaling $41.2 million, and the resulting $7.2 million income tax benefit was recorded in the third quarter of fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	August 30, 2013	November 30, 2012
Cash and cash equivalents	$819.1	$1,425.1
Short-term investments	$2,344.9	$2,113.3
Working capital	$2,557.0	$3,059.6
Stockholders’ equity	$6,834.8	$6,665.2

A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 30, 2013	August 31, 2012
Net cash provided by operating activities	$836.7	$1,025.9
Net cash used for investing activities	(1,177.8)	(705.2)
Net cash used for financing activities	(258.6)	(154.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(6.3)	6.5
Net increase (decrease) in cash and cash equivalents	$(606.0)	$172.9

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $836.7 million for the nine months ended August 30, 2013 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue and trade payables. Trade receivables declined primarily due to lower perpetual license revenue levels and improved collections compared to the fourth quarter of fiscal 2012. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our Creative Cloud offering and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Trade payables increased primarily due to the timing of invoice receipts and cash payments associated with marketing activities.
The primary working capital uses of cash were decreases in taxes payable, accrued expenses and increases in prepaid expenses and other assets. The decrease in taxes payable is largely attributed to tax payments made combined with audit settlement adjustments, offset in part by tax expense and other adjustments in the first nine months of fiscal 2013. Accrued expenses decreased primarily due to overall lower partner rebate levels and timing of payments related to cooperative sales and marketing programs. During the nine months ended August 30, 2013, we also made two semi-annual interest payments associated with our Notes totaling $62.2 million. The resulting reduction in accrued interest was partially offset by additional accruals made during the period. Prepaid expenses and other assets increased primarily due to payments of annual maintenance and support services associated with our licensed technologies.
Cash Flows from Investing Activities
Net cash used for investing activities of $1,177.8 million for the nine months ended August 30, 2013 was primarily due to purchases of short-term investments. Other uses of cash during the nine months ended August 30, 2013 represented our acquisitions of Neolane and Behance, purchases of property and equipment primarily associated with our construction projects in Oregon and India and purchases of long-term technology licenses. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $258.6 million for the nine months ended August 30, 2013 was primarily due to payments for our treasury stock repurchases and repayments of debt assumed in the acquisition of Neolane and our capital lease obligations. These cash outflows were offset in part by proceeds from treasury stock issuances and cash received from our sales-leaseback transaction. See the section titled “Stock Repurchase Program” discussed below.
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

As of August 30, 2013, we have accrued total restructuring charges of approximately $12.1 million of which approximately $11.2 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 58% will be paid through 2015.
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
As of August 30, 2013, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of August 30, 2013, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 80% of our consolidated invested balances during the third quarter of fiscal 2013. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million. The Waltham property assets were classified as assets held for sale in the Condensed Consolidated Balance Sheets as of August 30, 2013. The sale price, net of costs to sell, approximated the carrying value of the assets as of August 30, 2013. See Note 6 for further details regarding our assets held for sale.

Stock Repurchase Program
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.
During the nine months ended August 30, 2013 and August 31, 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $700.0 million and $305.0 million, respectively. The $700.0 million prepayments during the nine months ended August 30, 2013 were under the new $2.0 billion stock repurchase authority while the $305.0 million of prepayments during the nine months ended August 31, 2012 were under the previous $1.6 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions.

There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 30, 2013, we repurchased approximately 13.7 million shares at an average price of $43.78 through structured repurchase agreements entered into during fiscal 2012 and the nine months ended August 30, 2013. During the nine months ended August 31, 2012, we repurchased approximately 9.5 million shares at an average price of $32.17 through structured repurchase agreements entered into during the nine months ended August 31, 2012.
Subsequent to August 30, 2013, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $400.0 million stock repurchase agreement, $800.0 million remains under our current authority. See Note 11 for further discussion of our stock repurchase program.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 30, 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Our principal commitments as of August 30, 2013 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the nine months ended August 30, 2013. See Notes 13 and 14 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At August 30, 2013, our maximum commitment for interest payments under the Notes was $307.1 million for the remaining duration of our senior notes.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
The following table updates our capital lease obligations as of August 30, 2013 to include our new sale-leaseback agreement (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$24.3	$17.8	$6.5	$—	$—
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of August 30, 2013, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended August 30, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and have in the past managed to penetrate certain of our systems and misused certain of our systems and software. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, governmental inquiry and oversight, damage our brand and reputation or otherwise harm our business.
Although these are industry-wide problems that affect computer systems and products across all platforms, they affect our products in particular because cyber-attackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these actions by customers could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
Political instability in or around any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.
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
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, hackers have managed to obtain access to certain of our source code in the past and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
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
Some of our lines of business and services, including our online store at adobe.com, our Creative Cloud offering and other hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate their agreement with us, we would be unable to deliver many of our hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, reducing our revenues.
Because we hold large amounts of customer data, some of which is hosted in third-party facilities, a security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 9% of our net revenue for the third quarter of fiscal 2013. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2013, no single agreement with this or any other distributor was responsible for over 5% of our total net revenue. If any one of our agreements with this distributor were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
As a global business that generates approximately 46% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 49% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Our cash equivalent and short-term investment portfolio as of August 30, 2013 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 30, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 30, 2013. See Note 11 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,660,714
June 1—June 28, 2013
Shares repurchased	1,395	$43.51	1,395	$(60,714)
June 29—July 26, 2013
Shares repurchased	2,814	$47.38	2,814	$(133,333)
July 27—August 30, 2013
Shares repurchased	2,835	$46.71	2,835	$(132,402)	(2)
Total	7,044		7,044	$1,334,265
_________________________________________

(1)
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. This stock repurchase program is similar to our previous $1.6 billion stock repurchase program which we exhausted during the second quarter of fiscal 2012.

(2)
In July 2013, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400.0 million. As of August 30, 2013, approximately $134.3 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Regulation FD Disclosure

In September 2013, Adobe’s security team discovered sophisticated attacks on our network involving the illegal access to certain customer and product information. We continue to investigate this incident and are taking certain steps to help minimize any impact on our business. At this time, we do not believe that the attacks will have a material adverse impact on our business or financial results. It is possible, nevertheless, that this incident could have various adverse effects on us as described in our risk factors for these types of incidents found in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

For additional information related to this incident, please refer to the blog post from Adobe’s Chief Security Officer on October 3, 2013 describing the matter at blogs.adobe.com/conversations. The information contained in the blog post and other websites linked is not deemed to be incorporated into this filing. The disclosures provided in this Quarterly Report on Form 10-Q, including the foregoing information, are made only as of the date of this Report, and Adobe does not assume, and expressly disclaims, any duty to update such information.

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

Date: October 3, 2013

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Creative Suite
EchoSign
Flash

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/12/13	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.29	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1

10.30	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2

10.31	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.32	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.33	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.34	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.35	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.36	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.37	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.38	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.39	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.40	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.41	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.42	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.43	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.44	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.45	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.46	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.47	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.48	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.50	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.51	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.52	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.53	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.3

10.54	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.55	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.56	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.57	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.58	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7

10.59	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.60	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.61	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.62	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.63	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.64	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.65	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.66	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.67	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.68	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.69	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.70	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2

10.71	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.72	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.73	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.74	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.75	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1

10.76	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2

10.77	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2

10.78	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5

10.79	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1

10.80	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.42 through 10.52 are to filings made by Omniture, Inc.

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