Form 10-K
period 2013-11-29
ADOBE SYSTEMS INC
filed 2014-01-21
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2013
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
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,106,099,177 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 17, 2014, 496,604,463 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 29, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“the SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2014. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end-users through app stores and our own website at www.adobe.com. We also distribute our products and services through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 18 of our Notes to Consolidated Financial Statements for further geographical information.
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
BUSINESS OVERVIEW

For over 30 years, Adobe’s innovations have transformed how individuals, businesses and governments communicate and interact. Across the markets Adobe serves, we help our customers create and deliver the most compelling content and interactive experiences in a streamlined workflow, and optimize those experiences and marketing activities for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anywhere, anytime.
While we continue to market and license a broad portfolio of products and solutions, we focus our investments in two strategic growth areas:
Digital Media—providing tools, services and solutions that enable individuals, small businesses and enterprises to create, publish and promote their content anywhere. Our customers include content creators, web designers, app developers and digital media professionals, as well as management in marketing departments and agencies, companies and publishers. This is the core of what we have delivered for over 20 years, and we are evolving rapidly to provide these customers with a more complete and integrated workflow across the variety of new devices, formats and business models that continue to emerge.
Digital Marketing—providing solutions and services for creating, managing, executing, measuring and optimizing digital advertising and marketing campaigns across multiple channels. Our customers include marketers, advertisers, agencies, publishers, merchandisers, web analysts, marketing executives, information management executives, and revenue and sales executives. We process over ten trillion web transactions a year via our SaaS products, providing our customers with analytics, social, targeting, media optimization, web experience management and cross-channel campaign management solutions. This complements our digital media franchise, bringing together the art of creating and managing content with the science of measuring and optimizing it, enabling our customers to achieve their optimal business outcomes.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Marketing categories, where our mission is to change the world through digital experiences. By integrating products from each of these two areas of Adobe’s business, our customers are able to utilize a comprehensive suite of solutions and services that no other single entity in either industry currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of rich and engaging content favorably positions Adobe to benefit from strong secular market trends as our customers increasingly invest more in their abilities to engage their constituents online.
SEGMENTS
Our business is organized into three reportable segments: Digital Marketing, Digital Media and Print and Publishing. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around the company’s two strategic growth opportunities described above, placing our Print and Publishing business in a third segment that contains many of our mature products and solutions.
This overview provides an explanation of our market opportunities and a discussion of our strategies to address our market opportunities in fiscal 2014 and beyond for each of our segments. See Note 18 of our Notes to Consolidated Financial Statements for further segment information.
PRODUCTS AND SERVICES OVERVIEW
Digital Media
Digital Media Opportunity
Recent trends in digital communications, including ever increasing data speeds which enable greater usage by consumers of mobile devices and tablets to access online content and services, continue to provide a significant market opportunity for Adobe in digital media. Due to the increase in rich media consumed in digital environments and the rise of online social communities, the demand for digital media tools and solutions to create engaging online experiences is higher than ever. We believe Adobe is in a unique position to capitalize on this opportunity by delivering rapid innovation to increase our customer reach, deepen engagement with communities and accelerate long-term revenue growth by focusing on a cloud-based model where our products and solutions are licensed on a subscription basis.
The flagship of our Digital Media business is our Adobe Creative Cloud offering. Creative Cloud is a subscription service that allows members to download and install the latest versions of our creative products such as Adobe Photoshop, Adobe Illustrator, Adobe Dreamweaver and Adobe InDesign, as well as utilize other tools such as Adobe Acrobat and Adobe Photoshop Lightroom. Creative Cloud members can also access online services to sync, store, and share files, participate in our Behance community of more than 1.5 million creative professionals, publish and deliver digital content such as digital magazines to tablets via app stores, develop mobile apps, and create and manage websites. Adobe is redefining the creative process with Creative Cloud, an integrated cloud and application service where our creative customers can obtain everything they need to create, collaborate and deliver engaging digital content.
The cornerstone of Creative Cloud is our creative family of products, which address the needs of creative professionals including graphic designers, production artists, web designers and developers, user interface designers, writers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and document creation and collaboration. End users of our creative tools work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and high-end consumers also use our creative products to create and deliver content that is of professional quality.
In addition to Creative Cloud, our Digital Media business offers many of the products included in Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products, and also offers a range of other products and creative tools, including our hobbyist products Adobe Photoshop Elements and Adobe Premiere Elements, Adobe Digital Publishing Suite, PhoneGap, Revel, TypeKit and apps such as Photoshop Touch and Revel that run on tablets and mobile devices. Further descriptions of our Digital Media products are included below under “Principal Products and Services”.

Adobe’s Digital Media segment also includes our Document Services business, built around our Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services. For over two decades Adobe Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Adobe Reader. Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of tasks ranging from simple publications and forms to mission-critical engineering and architectural plans. With our Acrobat XI product and its innovative cloud services, we have extended the capabilities of our solution. Users can take advantage of electronic document signing with Adobe EchoSign, complete form management with Adobe FormsCentral, and utilize other features such as Adobe CreatePDF, ExportPDF and Acrobat.com.
Digital Media Strategy
Our goal is to be the leading provider of tools and services that allow individuals, small businesses and enterprises to create, publish, promote and monetize their content anywhere.
We believe our Creative Cloud offering, marketed as a subscription model with attractive monthly pricing, will be a catalyst for revenue growth in the coming years. We also believe the monthly subscription pricing model will be attractive to users of older versions of our products who desire to use our latest releases and services, but who have not been willing to upgrade to newer versions due to price sensitivity. Similarly, we anticipate we can drive new user adoption of our creative tools business over the next several years outside of our core creative professional targeted market because of the attractive monthly subscription pricing combined with the strong brand of our creative tools and the broad value proposition provided by Creative Cloud. We anticipate that our shift to a subscription model will increase the amount of our recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.
To accelerate the adoption of Creative Cloud, we have focused on migrating existing users of our creative products from perpetual licenses to the subscription offering, as well as driving new customer adoption. Aspects of this strategy include: focusing future innovation by our engineering teams on delivering new and incremental functionality only through our newest Creative Cloud based products; increasing the value of Creative Cloud by delivering frequent product updates and enhancements to subscribers to address their content creation challenges; using promotions to attract customers to the offering; expanding our go-to-market reach through channel partners to reach new customers particularly in the small and medium business space; and utilizing Creative Cloud for teams and Creative Cloud for enterprise offerings to drive broad adoption with customers who license our products in volume.
As part of our Creative Cloud strategy, we plan to utilize our digital marketing solutions to drive customer awareness of our creative products and improve conversion on our website and across other channels. We believe Adobe.com will increasingly be the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We utilize channel partners such as corporate resellers to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
In our Document Services business, although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who still need the capabilities provided by Acrobat. We plan to continue to market the benefits of our Document Services solutions to small-and medium-sized businesses, large enterprises and government institutions around the world and increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets, while simultaneously enhancing and building out the delivery of cloud-based document services to our Acrobat and Adobe Reader users. We intend to continue to promote the capabilities of our cloud-based EchoSign solution to millions of Acrobat users and hundreds of millions of Adobe Reader users. EchoSign provides a green alternative to costly paper-based solutions, and is an easier way for customers to manage their contract workflows. We believe that by growing the awareness of Adobe EchoSign in the broader contract delivery and signing market, we can help our customers migrate away from paper-based express mailing and adopt our solution, growing our revenue with this business in the process.
Digital Marketing
Digital Marketing Opportunity
Consumers today increasingly demand personalized content and experiences in their online interactions, across multiple channels and devices. As a result, businesses or any entity with an online presence must figure out how to best attract, engage, acquire and retain customers in a world where the reach and quality of experiences directly impacts success. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content. Marketing executives desire to know that their investment is optimizing their consumers’ experiences and delivering the greatest return on their marketing spend so they can demonstrate the success of their programs using objective metrics.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. Chief Marketing Officers (“CMOs”), digital marketers, advertisers and publishers are increasingly steering their marketing and advertising budgets toward digital media. As they make this move to digital, our market opportunity is accelerating as customers look for vendors to help them navigate this transition. However, marketing in a digital world is not simply about executing campaigns in each digital channel. Marketers also need to ensure that they deliver meaningful experiences to their consumers across both digital and traditional channels.
Our Digital Marketing business targets this large and growing opportunity by providing comprehensive solutions that include analytics, social marketing, targeting, media optimization, web experience management and cross-channel campaign management, as well as premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager and Adobe Campaign, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized brand experience to their consumers.
With the increase in the number of consumers that watch premium video content via the web on PC, tablet and mobile devices, the monetization of video delivery is an emerging opportunity within the Adobe Marketing Cloud. To address this opportunity, we have worked closely with video content owners and distributors to develop and deliver Adobe Primetime, a modular platform that enables a more complete workflow to meet our customers’ needs in areas such as video publishing, advertising and analytics. We believe customers using our Primetime solution can drive greater audience engagement, resulting in increased revenue from ad sales and subscriptions, while lowering operating costs.
In addition to CMOs and digital marketers, users of our Adobe Marketing Cloud solutions include marketing professionals such as search engine marketers, media managers, media buyers and marketing research analysts. Customers also include web content editors, web analysts and web marketing managers. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings and our video workflow and delivery technologies. By combining the creativity of our Digital Media business with the science of our Digital Marketing business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
Our Digital Marketing segment also contains two legacy enterprise software offerings: our Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and form platform. At the beginning of fiscal year 2012 we narrowed the focus of marketing and licensing of these products to financial services and government markets, driven by a subset of our enterprise sales force.
Digital Marketing Strategy
Our goal is to be the leading provider of marketing solutions and a standard for the way digital advertising and marketing is measured, managed, executed and optimized.
We believe that our success will be driven by focusing our efforts on making the Adobe Marketing Cloud the most comprehensive and integrated marketing solution available. Adobe Marketing Cloud consists of six key solutions—Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager and Adobe Campaign (which we added through our acquisition of Neolane during fiscal 2013)—as well as Adobe Primetime, our emerging video solution. We believe the Adobe Marketing Cloud provides marketers with key capabilities, such as the ability to:

•	Combine data across solutions and third-party data sources, such as customer relationship management, point of sale, email, and survey, to create a single view of the consumer;

•	Deliver personalized customer experiences across channels and on any device;

•	Use predictive analytics to enable marketers to utilize past marketing program data and success to predict and drive their future success with digital marketing programs;

•	Access all Adobe Marketing Cloud solutions from one centralized platform and visualize, socialize, and collaborate across teams with the interface;

•	Interact with creatives through integration with Creative Cloud, enabling content creators and marketers to collaborate and communicate in real time within a cloud-based platform;

•	Accurately forecast and continually optimize their mix of paid campaigns across digital media;

•	Provide robust cross-channel campaign management capabilities utilizing real-time insights, rich customer data and a sophisticated automation and execution platform;

•	Manage, publish, track, and monetize social programs;

•	Store, assemble, and distribute digital assets to deliver high-quality brand, campaign, and content experiences;

•	Easily add, alter, and deploy marketing tags on their website, resulting in consistent page performance and accurate data collection; and

•	Integrate with over 200-plus partners in 20-plus countries, covering the expansive digital marketing ecosystem.
To drive growth of the Adobe Marketing Cloud, we also intend to streamline how customers learn about, acquire and deploy Adobe Marketing Cloud solutions. We believe we can accelerate the growth of our business by expanding our go-to-market strategy to include new geographies and vertical markets where Adobe has a strong presence. We plan to continue to build out more direct sales capacity and resources to support them in our field organization focusing on driving adoption of our Adobe Marketing Cloud solutions. We believe these investments will result in continued growth in revenue in our Digital Marketing segment in fiscal 2014 and beyond.
Print and Publishing
Our Print and Publishing segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web application development and high-end printing. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the PostScript and Adobe PDF standards for use by this industry.
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2013, we maintained a consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Products
Creative Cloud
Creative Cloud is a subscription offering that brings together everything creative professionals need to create rich and engaging content. Membership gives our members and their teams access to the latest Creative Cloud versions of all the Adobe professional creative desktop applications like Photoshop, Illustrator, and more—plus new features and upgrades as soon as they’re available. Cloud storage and file syncing capabilities allow members to reliably access their files wherever they are, even on mobile devices, and members can share concepts with clients or colleagues more easily than ever. Cloud-based services let members build and publish websites, mobile apps, tablet publications, and content for any medium or device. And with Behance integration, members can publish their customized portfolio on their own websites and plug into the world’s largest creative social network to get inspired, get feedback, and find new opportunities. With Creative Cloud, our members get their own central dashboard to keep their ideas, files, fonts, settings, notifications, desktop applications, and team members in sync.
We license Creative Cloud to individuals and teams of users through Adobe.com either on a monthly subscription basis or as an annual subscription. Channel partners also license Creative Cloud with annual team subscriptions to small or medium-sized businesses, or to workgroups in enterprises. With larger enterprise customers, our direct sales force utilizes enterprise term license agreements, or ETLAs, for volume-based agreements often for multi-year terms.
Photoshop
Photoshop is the world’s most advanced digital imaging software. It is used by photographers, designers, web professionals, and video professionals, and is available to Creative Cloud subscribers. Customers can also subscribe to Photoshop CC as an individual subscription product, or acquire a perpetual license of Photoshop CS6. For photographers and photo hobbyists, we also offer Elements and Lightroom versions of Photoshop to address their unique photography workflow needs, as well as a Touch version enabling sophisticated photo editing using a touch-based interface on tablet and mobile devices.
Illustrator
Illustrator is our industry-standard vector graphics software used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product, or acquire a perpetual license of Illustrator CS6.
InDesign
InDesign is the leading professional page layout software for print and digital publishing. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. Customers can create simple or complex layouts quickly and efficiently with precise control over typography, built-in creative tools, and an intuitive design environment. Tight integration with other Adobe software such as Photoshop, Illustrator, Acrobat, and Flash Professional enables customers to work productively in print and digital workflows. Customers can also access Adobe Digital Publishing Suite from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.
InDesign is built for designers, prepress and production professionals, and print service providers who work for magazines, design firms, advertising agencies, newspapers, book publishers, and retail/catalog companies, as well as in corporate design, commercial printing, and other leading-edge publishing environments. Customers using InDesign often use Adobe InCopy, a companion product used for professional writing and editing to enable an efficient collaborative workflow between design and editorial staff. InDesign and InCopy are available to Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual subscription product, or acquire a perpetual license of InDesign CS6.
Adobe Premiere
Adobe Premiere is our powerful, customizable, nonlinear video editing tool used by video professionals. Customers can import and combine virtually any type of media, from video shot on a phone to raw 5K and higher resolution footage, and then edit in its native format without transcoding. The user interface includes a customizable timeline and numerous editing shortcuts which enable faster, keyboard-driven editing.
With the demands of shorter production schedules and high-resolution digital media formats, real-time performance is crucial to videographers. Premiere utilizes our Mercury Playback Engine to provide the fastest performance solution in the industry. It also supports a vast majority of formats, and customers can now use multiple GPU cards to accelerate render and export times. As part of Creative Cloud, Premiere tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual subscription product, or acquire a perpetual license of Premiere Pro CS6.
We also offer an Elements version of Premiere, which is a powerful yet easy-to-use video-editing software for home video editing. Premiere Elements provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions and create custom DVDs for sharing video with friends and family.
After Effects
After Effects is our industry-leading animation and creative compositing software used by a wide variety of motion graphics and visual effects artists. It offers superior control, a wealth of creative options, and integration with other post-production applications. After Effects is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product, or acquire a perpetual license of After Effects CS6.
Dreamweaver
Adobe Dreamweaver is our professional web development software development application used by designers and developers to create and edit HTML websites and mobile apps. Dreamweaver provides a broad range of capabilities for web publishing, enabling online commerce, and providing online customer service and educational content, and includes capabilities for visually designing HTML5 pages, coding HTML5 and application logic. As part of Creative Cloud, Dreamweaver tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual subscription product, or acquire a perpetual license of Dreamweaver CS6.

Flash Professional
Adobe Flash Professional provides an advanced development environment for creating interactive content which integrates animations, motion graphics, sound, text and additional video functionality. Content built with Flash Professional is deployed via the web to browsers that run Adobe Flash Player. Flash Professional is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product, or acquire a perpetual license of Flash CS6.
Adobe Muse
Adobe Muse is built for designers who want to create and publish HTML websites without writing code. Muse is available to Creative Cloud subscribers, or customers can subscribe to use it as an individual subscription product.
Edge Tools & Services
Our Edge web tools and services include: Edge Animate, a web motion and interaction design tool that allows designers to create animated content for websites, using web standards like HTML5, JavaScript and CSS3; Edge Inspect, an inspection and preview tool that allows front-end web developers and designers to efficiently preview and debug HTML content on mobile devices; Edge Code, a code editor, built on the Brackets open source project, optimized for web designers and developers working with HTML, CSS and JavaScript; Edge Reflow, a web design tool to help users create responsive layouts and visual designs with CSS; Edge Web Fonts, a free web font service for using a growing library of open source fonts on websites and in apps; Typekit, a service that gives designers and developers access to a library of hosted, high-quality fonts to use on their websites; and PhoneGap Build, a service for packaging mobile apps built with HTML, CSS and JavaScript for popular mobile platforms. Our Edge tools and services are available to Creative Cloud subscribers and are also licensed as individual subscription products.
Digital Publishing Suite
Adobe Digital Publishing Suite is a complete solution that enables individual designers, traditional media publishers, large brand organizations, enterprise customers and ad agencies to transform their print publications into interactive digital reading experiences for tablet devices. Consisting of hosted services and viewer technology, Digital Publishing Suite tightly integrates with our Creative Cloud applications for efficient design, distribution, and monetization of a new class of innovative magazines, newspapers, brand loyalty materials, merchandising content, marketing communications, and more. A wide range of media publishers have used Digital Publishing Suite to produce well-known titles. Businesses are also using Digital Publishing Suite to produce corporate publications.
Digital Publishing Suite, Enterprise Edition is offered to large enterprise customers, and we also offer the Professional Edition and Single Edition to smaller organizations and individuals. Digital Publishing Suite, Single Edition is also available to Creative Cloud subscribers.
Revel
Adobe Revel is our consumer-focused, touch-based photo app and service. Offered through app stores, Revel gives access to photo libraries from browsers and multiple Apple and Windows 8 devices and allows users to utilize powerful photo-processing technology based on Adobe Photoshop Lightroom software to enhance their images.
Acrobat and Document Services
Adobe’s Acrobat line of products is headlined by Adobe Acrobat Pro, which is the industry standard for PDF creation and conversion. Acrobat enables users to create secure, reliable and compact Adobe PDF documents from desktop authoring applications such as Microsoft Office software, graphics applications and more. Use of Acrobat enables automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich, secure electronic documents that can be viewed easily within leading web browsers or on computer desktops via the free Adobe Reader.
Acrobat Pro is available to Creative Cloud subscribers. Customers can also license Acrobat Pro or Acrobat Standard (which has a subset of Acrobat Pro features) as individual point products, either on a subscription or perpetual license, as well as other offerings from our Document Services business.
Through Acrobat.com we also offer a set of a cloud-based document and collaboration subscription services which provide simple PDF creation, centralized online file sharing and storage capabilities, and document/contract signing solutions. These services include Adobe CreatePDF, Adobe ExportPDF and Adobe EchoSign for safe electronic signatures.

All of our document service solutions utilize Adobe Reader, which is our free software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms.
Adobe Marketing Cloud Solutions
Adobe Analytics
Adobe Analytics helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. With intuitive and interactive dashboards and reports, our customers can sift, sort, and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Adobe Analytics enables web, social, video and mobile analytics across online and offline channels to continuously improve the performance of marketing activities. It also provides the ability to perform advanced ad-hoc segmentation and to integrate data from offline and third-party sources.
Adobe Target
Adobe Target lets our customers test, target and personalize content across multiple devices. With Adobe Target, our customers have the tools they need to quickly discover what gets noticed, what increases conversion, and what keeps consumers coming back for more. Adobe Target paves a path from simple testing to targeting to true segmentation and optimization through: A/B and multivariate testing; rules-based targeting; and automated decision-making.
Adobe Social
Adobe Social provides marketers a comprehensive solution to build stronger connections through content guided by tangible data. Customers can create more relevant posts, monitor and respond to conversations, measure results, and connect social activities to business results. With Adobe Social, our customers can: manage social content and activities across multiple social networks and profile pages; listen and respond to consumer conversations in real time; create social campaigns; and track performance with integrated analytics.
Adobe Media Optimizer
Adobe Media Optimizer is a powerful ad management platform. Customers get a consolidated view of how their media is performing, along with tools to both accurately forecast and continually optimize their mix of paid campaigns across digital media. Media Optimizer includes cross-channel optimization capabilities, search engine marketing management, and display and social advertising management.
Adobe Experience Manager
Adobe Experience Manager helps customers organize, create, and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, customers are able to deliver relevant experiences to consumers that help build the customers’ brand, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management and social capabilities, providing customers with tools enabling users to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Campaign
Adobe Campaign enables marketers to orchestrate personalized experiences determined by each consumer’s habits and preferences. As part of its feature set, it provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers. Features also included targeted segmentation, email execution, real-time interaction, and operational reporting to easily see how well campaigns are performing.
Emerging Digital Marketing Solutions
Adobe Primetime
Adobe Primetime is a modular platform for video publishing, advertising, and analytics, enabling content programmers and distributors to profit from their video content by making every screen a TV—including PC, smartphone and tablet screens. Primetime consists of the following components: PayTV Pass, a universal system for validating access to pay TV content; DRM, which is digital rights management technology to protect video content from unauthorized copying or access; Ad Insertion, providing for the seamless insertion of ads into live and video-on-demand content; Ad Serving, the ability to determine which ads should be published; Video Analytics, which gives programmers and distributors the ability to measure, analyze and optimize online video delivery; and Audience Management, a data management platform that consolidates audience information to make it actionable from an ad or targeting perspective.
Other Digital Enterprise Solutions
Adobe Connect
Adobe Connect is a web conferencing platform for web meetings, eLearning, and webinars. It powers mission critical web conferencing solutions end-to-end, on virtually any device, and enables organizations from leading corporations to large governmental agencies to fundamentally improve productivity.
LiveCycle
Adobe LiveCycle Enterprise Suite is an enterprise document and form platform that helps enterprises capture and process information, deliver personalized communications, and protect and track sensitive information. Targeted at the financial services and government markets, LiveCycle extends business processes to an enterprise’s mobile workforce and clients, increasing productivity while broadening service access to any user equipped with a desktop, smartphone, or tablet.
Other Products and Solutions
We offer a broad range of other digital media products and solutions. Information about other products not referenced here can be found on our corporate website, www.adobe.com, under the “Products” tab.
COMPETITION
The markets for our products and services are characterized by intense competition, new industry standards, evolving business and distribution models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance and better integrate our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technology into new applications and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes.
Digital Media
No single company has offerings identical to our Creative Cloud products, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competitors include offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Quark and others, as well as from many lower-end offerings available on touch-enabled devices via app stores, and from various open source initiatives. We believe our greatest advantage in this market is the scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud we also compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
Professional digital imaging, drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. Competition in this market is also emerging with drawing and illustration applications on tablet and smartphone platforms. The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. In this area we face direct and indirect competition from desktop software companies and various proprietary and open source web-authoring tools. Our Flash technologies face competition from alternative approaches to building rich content and web applications such as JavaFX, HTML5, native applications and Unity.
The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, PCs, tablets, mobile phones and other new devices. Our imaging and video software offerings, including Photoshop, Lightroom, After Effects and Premiere, face competition from established and emerging companies offering similar products. We also continue to face competition from new and free products, including web services and mobile/tablet applications that compete directly with our Adobe Revel offering.
New image editing applications for mobile devices and tablets with features that compete with our professional products are also emerging as adoption of these devices grows. Our consumer digital imaging and video editing offerings are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition in the consumer digital imaging market from a number of companies that market software that competes with ours.

In addition, we face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, new social networking platforms such as Facebook (including Instagram) and portal sites such as Google and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software.
Competition is also emerging with imaging and video applications on smartphone and tablet platforms. Competitors are extending their products and feature sets to platforms such as Apple’s iPhone and iPad, and other smartphone and tablet devices. Similarly, new cloud-based offerings continue to emerge which offer image editing and video-editing capabilities, as well as social and sharing features.
As customers such as publishers and media companies increase their desire to deliver their assets to new platforms such as mobile devices and tablets, we expect new and existing companies to continue to offer solutions that address these challenges that are competitive with our Digital Publishing Suite. Many design agencies are building capabilities to offer such solutions, and companies such as Amazon, Apple and Google offer an alternative format and business model for the delivery of newspaper and magazine content to mobile devices.
With our Acrobat business, we continue to face competition from Microsoft. Their widely used Office line of products (as well as open-source alternatives available on the market) enable saving documents as PDF files, competing with Acrobat. Microsoft also offers a proprietary digital rights management technology and a document format, XML Paper Specification (“XPS”), which competes with Adobe PDF. Given the dominance of Microsoft’s Office and Office 365 products, features competitive with Adobe’s Acrobat solutions could harm our overall market opportunity. Our Acrobat product family also faces competition in the PDF file creation market from many clone products. In addition, other PDF creation solutions can be found at a low cost, or for free, on the web. To address these competitive threats, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security.
Digital Marketing
The markets in which our Digital Marketing business unit competes are growing rapidly and characterized by intense competition. Our Adobe Marketing Cloud solutions face competition from large companies such as Google, IBM, Oracle, salesforce.com, SAP, SAS, Teradata and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed, no single company has products identical to our Adobe Marketing Cloud offerings. Adobe Marketing Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online and social marketing; web experience management and others.
Many of the companies with which we compete offer a variety of products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices for individual products. In addition, large software, internet and database management companies have expanded their offerings in the digital marketing area, either by developing competing services or by acquiring existing competitors or strategic partners of ours. We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; enterprise-level customer service and training; perceived market leadership; the usability of services; real-time data and reporting; independence from portals and search engines; the ability to deploy the services globally; and success in educating customers in how to utilize services effectively. We believe we compete favorably with both the enterprise and low-cost alternatives based on many of these competitive factors including our strong feature set, the breadth of our offerings, our focus on global, multi-brand companies, our superior user experience, tools for building multi-screen, cross-channel applications, standards-based architecture, scalability and performance and leadership in industry standards efforts.
We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over thirty years. We also believe we have leadership in this market, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, web experience management, cross-channel campaign management and social capabilities in our Adobe Marketing Cloud, surpassing the reach of any competitor. Most importantly, we provide a vision for our digital marketing customers as we engage with them across the important aspects of their business, extending from their use of our Creative Cloud, to how they manage, deliver, measure and monetize their content with our Adobe Marketing Cloud.
Print and Publishing
Our Print and Publishing product offerings face competition from large-scale electronic and web publishing systems, XML-based publishing companies as well as lower-end desktop publishing products. Depending on the product line, competition is based on a number of factors, including: the quality and features of products, ease-of-use, printer service support, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, our strong brand among users, the widespread adoption of our products among printer service bureaus, and our extensive application programming interface.
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
OPERATIONS
Marketing and Sales
We market and license our products directly using our sales force and through our own website at www.adobe.com. We also market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators, ISVs and VARs, as well as through OEM and hardware bundle customers.
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
The table below lists our significant customer, as a percentage of net revenue, for fiscal 2012 and 2011. For fiscal 2013, there were no customers that represented at least 10% of net revenue. Revenue from Ingram Micro has declined as a percentage of net revenue due to an increase in direct sales made through our own sales force as well as adobe.com.

	2012	2011
Ingram Micro	11%	14%
Ingram Micro is a distributor who sells products across our various segments. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements.
In fiscal 2013 and 2012, no single customer was responsible for over 10% of our trade receivables.
Order Fulfillment for Physical Distribution
The procurement of the various components of packaged products, including DVDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our product delivery operations organization. We outsource our procurement, production, inventory and fulfillment activities to third parties in the United States, EMEA and APAC.
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

Services
We have a global professional services team dedicated to designing, developing and implementing solutions for enterprise customers in key vertical markets and to transfer technical expertise to our solution partners. The professional services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, which in turn deliver a competitive advantage to our enterprise customers. This methodology has been developed by capturing best practices from numerous client engagements across a diverse mix of solutions, industries, and customer preferences. Based on this methodology, our teams are able to accelerate the time to value and maximize the return our clients earn on their investment in Adobe solutions.
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
Support
A portion of our support revenue is composed of our enterprise maintenance and support offerings. These offerings entitle customers to:

•	the right to receive technical support on the technology they have purchased from Adobe;

•	the right to receive basic “how to” help in using our products; and

•	the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year.
We offer a range of support programs, from fee-based incidents to annual support contracts. Additionally, we provide extensive self-help and online technical support capabilities via the web and through social media channels allowing customers quick and easy access to possible solutions. As a registered owner of the current version of an Adobe desktop product, customers are eligible to receive Getting Started support on certain matters. Support for some products and in some countries may vary.
We provide product support through a combination of outsourced vendors and internal support centers, and through multiple channels including phone, chat, web, social media, and email. These support services are delivered by a global support organization that includes several regional and global support centers. These teams are responsible for providing timely, high quality technical expertise on all our products.
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
During fiscal 2013, 2012 and 2011, our research and development expenses were $826.6 million, $742.8 million and $738.1 million, respectively.
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
Our products are generally licensed to end users under one of the following two methods:

(1)
We offer products on a “right to use” basis pursuant to a license that restricts the use of the products to a designated number of devices, users or both. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions.

(2)
We offer products under a SaaS or on-demand model, where hosted software is provided on demand to customers, generally through a web browser. The use of these products is governed by the enterprise licensing terms of associated with these products.

Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct piracy conversion and prevention programs directly and through certain external software associations. In addition, we have activation technology in certain products to guard against illegal use and will continue to do so in certain future products.
EMPLOYEES
As of November 29, 2013, we employed 11,847 people. We have not experienced work stoppages and believe our employee relations are good.
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

EXECUTIVE OFFICERS
Adobe’s executive officers as of January 17, 2014 are as follows:

Name	Age	Positions
Shantanu Narayen	50
President and Chief Executive Officer

Mr. Narayen currently serves as Adobe’s President and Chief Executive Officer. Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe’s engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer and in December 2007, he was appointed Chief Executive Officer of Adobe and joined the Adobe Board of Directors. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. before founding Pictra. Mr. Narayen is also a director of Pfizer Inc.

Mark Garrett	56
Executive Vice President, Chief Financial Officer

Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC’s acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. Mr. Garrett is also a director of Informatica Corporation and Model N, Inc.

Michael Dillon	55
Senior Vice President, General Counsel and Corporate Secretary

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

Bradley Rencher	40
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

Name	Age	Positions
Matthew Thompson	55
Executive Vice President, Worldwide Field Operations

Mr. Thompson joined Adobe in January 2007 as Senior Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, Inc., a provider of electronic design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services.

David Wadhwani	42
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

Bryan Lamkin	53
Senior Vice President, Technology and Corporate Development

Mr. Lamkin rejoined Adobe in February 2013 as Senior Vice President, Technology and Corporate Development. From June 2011 to May 2012 Mr. Lamkin served as President and Chief Executive Officer of Clover, a mobile payments platform.  Prior to Clover, Mr. Lamkin co-founded and served as the Chief Executive Officer of Bagcheck, a sharing and discovery platform, from June 2010 to May 2011. From April 2009 to June 2010, Mr. Lamkin served as Senior Vice President of Consumer Products and Applications at Yahoo!, a global technology company providing online search, content and communication tools. From May 2008 to April 2009 Mr. Lamkin served as Executive in Residence at Sutter Hill Ventures. Mr. Lamkin previously was with Adobe from 1992 to 2006 and held various senior management positions including Senior Vice President, Creative Solutions Business Unit.

Richard T. Rowley	57
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

Ann Lewnes	52
Senior Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 as Senior Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing.

Donna Morris	46
Senior Vice President, People and Places

Ms. Morris currently serves as Senior Vice President of Adobe’s People and Places organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005 Ms. Morris was promoted to Vice President Global Human Resources Operations and subsequently to Senior Vice President Human Resources in March 2007.

Name	Age	Positions
Naresh Gupta	47
Senior Vice President, Print and Publishing Business Unit and Managing Director, Adobe India

Dr. Gupta currently serves as Senior Vice President of Print and Publishing and Managing Director of Adobe India. Dr. Gupta joined Adobe in 1996 as a member of the Corporate Research group. He was promoted to Managing Director of Adobe Noida in 1998. In 2003 he was promoted to Vice President of Engineering and Managing Director.  In April 2005, Dr. Gupta was promoted to Senior Vice President of Emerging Business and, subsequently, in 2005, he was promoted to Senior Vice President of Print and Publishing and Managing Director of Adobe India. Prior to joining Adobe, he served as a Principal Scientist and Director of the Applied Artificial Intelligence (AI) group at LNK Corp.

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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers' changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes, the market's acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or upgrade or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenues, earnings or stock price and weakening our competitive position. We maintain strategic relationships with third parties to market certain of our products and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenues would be impaired and our operating results would suffer.
We offer our products on a variety of PC and mobile devices. To the extent that there is a continued slowdown of customer purchases of personal computers or a general slowdown of purchases of devices on which our solutions are offered, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We often release new product and service offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability in such releases that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may be unaccustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.
From time to time we open-source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis, and release selected technology for industry standardization. Additionally, customer requirements for open standards or open-source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services, or if there is a delay in market acceptance of such products or services, our business could be harmed.
We are also devoting significant resources to the development of technologies and service offerings in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
In fiscal 2013 we discontinued future development and new releases of the perpetually licensed line of Creative Suite products to focus our digital media business on Creative Cloud. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•
if new or current customers desire only perpetual licenses or to purchase or renew only point product subscriptions rather than acquire the entire Creative Cloud offering, our subscription sales may lag behind our expectations;

•
the shift to a cloud strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, information security of a cloud solution and access to files while offline or once a subscription has expired;

•	small businesses and hobbyists may turn to competitive or open-source offerings;

•
we may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates, or we may select a target price that is not optimal and could negatively affect our sales or earnings;

•	our revenues are expected to decline over the short term and may decline over the long term as a result of this strategy;

•	our shift to a subscription licensing model may result in confusion among our installed perpetual license customers (which can slow adoption rates), partners, resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Subscription offerings create risks related to the timing of revenue recognition.
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
Additionally, in connection with our sales efforts to enterprise customers and our introduction of ETLAs, a number of factors could affect our revenues, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
We may be unable to predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
The SaaS business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud subscription agreements are generally month to month or one year in length, ETLAs for our digital media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and have in the past managed to penetrate certain of our systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company.

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
Although these are industry-wide problems that affect computer systems and products across all platforms, they affect our products in particular because cyber-attackers tend to focus their efforts on the most popular operating systems and programs, and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past lead to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S., Europe or other countries slows, or if the U.S., Europe or other countries in which we do business experience further economic recessions, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Additionally, we cannot yet predict how federal or state spending cuts in the U.S. may affect our business, if at all. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government's ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	difficulty integrating the acquired company's accounting, management information, human resources and other administrative systems;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multi-national corporation;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, including but not limited to, issues with the acquired company's intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from terminated employees, customers, former stockholders or other third parties;

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
Mergers and acquisitions of high technology companies are inherently risky. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.
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
Although we defend our intellectual property rights and combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, it may further harm our business.
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, hackers have managed to access certain of our source code in the past and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
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
On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of website visitors, which may include anonymous or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend in part on such customers' adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors' expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.
We process a significant volume of transactions on a daily basis in both our Digital Marketing and Digital Media businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential, but even the most sophisticated systems and processes may not be effective in preventing all errors. The systems supporting our business are comprised of multiple technology platforms that may be difficult to scale. If we are unable to effectively manage these systems and processes we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our customer relationships or results of operations.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud and other hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate their agreement with us, we might not be unable to deliver the corresponding our hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, reducing our revenues.
We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
In fiscal 2013, revenue from Ingram Micro has declined to less than 10% of our net revenue, although it has remained as our top customer. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2013, no single agreement with Ingram Micro or any other distributor was responsible for over 5% of our total net revenue. If any one of our agreements with Ingram Micro were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model and practices, such as our release of Creative Cloud offerings for teams and enterprises, or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include longer sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, our recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
We also provide products and services, directly and indirectly, to a variety of governmental entities, both domestically and internationally. Risks associated with licensing and selling products and services to governmental entities include longer sales cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other requirements. Ineffectively managing these risks could result in the assessment of penalties and fines, harm to our reputation and lost sales opportunities to such governmental entities.
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do in our own company-run call centers. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and we could lose customers and associated revenues.
Catastrophic events may disrupt our business.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
The market price for our common stock has in the past experienced significant fluctuations and may fluctuate significantly in the future. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings, the number of paid, active Creative Cloud subscribers, ARR, bookings within our Adobe Marketing Cloud business or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products, product enhancements or service introductions by us or our competitors;

•	the loss of a large customer or our inability to increase sales to existing customers or attract new customers;

•	variations in our or our competitors' results of operations, changes in the competitive landscape generally and developments in our industry; and

•
unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
As a global business that generates approximately 47% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 50% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2010, 2011 and 2012 tax returns. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
We believe that a critical contributor to our success to date has been our corporate culture, which we have built to foster innovation, teamwork and employee satisfaction. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.
Our investment portfolio may become impaired by deterioration of the capital markets.
Our cash equivalent and short-term investment portfolio as of November 29, 2013 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 29, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2013. We lease or sublease all of these properties with the exception of our property in Noida, India where we own the building and lease the land, our corporate offices in San Jose where we own the land and lease the buildings, and in San Francisco on Townsend and Lehi where we own the building and land. All leased properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of our land lease in Noida, India that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all leased facilities is currently approximately $91.0 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales, marketing and administration
321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales, marketing and administration
151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000	(1)	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration
410 Townsend Street San Francisco, CA 94107, USA	47,000		Research, product development, sales, marketing and administration
3900 Adobe Way Lehi, UT 84043, USA	281,000	(3)	Research, product development, sales, marketing and administration
21 Hickory Drive Waltham, MA 02451, USA	108,000	(4)	Research, product development, sales and marketing

Location	Approximate Square Footage		Use
7930 Jones Branch Drive McLean, VA 22102, USA	34,000	(5)	Sales and marketing
1540 Broadway New York, NY 10036, USA	37,000		Sales and marketing
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(6)	Research, product development, sales, marketing and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development and administration
Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P.	80,000		Product development and administration
Salapuria Infinity, Ground Floor, 1st Floor, 3rd Floor #5, Bannerghatta Road, Bangalore	160,000		Research and product development
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales and marketing
China:
Block A, SP Tower, 11th, 19th, 21st & 22nd Floors Block B, SP Tower, 19th Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	94,000		Research and product development
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	71,000		Research and product development
UK:
Market House Providence Place Maidenhead, Berkshire, SL6 8AD	49,000		Product development, sales, marketing and administration
Germany:
Grosse Elbstrasse 27 Hamburg	36,000		Research and product development
_________________________________________

(1)	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is subleased.

(3)	The total square footage is 281,000, of which we occupy 256,000 square feet, or approximately 91% of this facility; 24,000 square feet is unoccupied basement space.

(4)
In May 2013, management approved a plan to sell the land, building and other assets located in Waltham, Massachusetts. We finalized its sale in September 2013. See Note 6 of our Notes to Consolidated Financial Statements for further information regarding the sale of the Waltham property.

(5)	The total square footage is 34,000, of which we occupy 31,000 square feet, or approximately 91% of this facility. The remaining square footage is subleased.

(6)	The total square footage is 122,000, of which we occupy 65,000 square feet, or approximately 53% of this facility; 37,000 square feet is unoccupied. The remaining square footage is subleased.
In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 87%.
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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucas Films and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities.  Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. We dispute these claims and intend to vigorously defend ourselves in this matter. As of November 29, 2013, no amounts have been accrued as a loss is not considered probable or estimable. The trial is currently scheduled to be held in May 2014.
In addition to intellectual property disputes and other litigation matters described above, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
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

	Price Range
	High	Low
Fiscal 2013:
First Quarter	$39.83	$34.70
Second Quarter	$47.01	$40.46
Third Quarter	$48.39	$42.72
Fourth Quarter	$57.55	$45.88
Fiscal Year	$57.55	$34.70
Fiscal 2012:
First Quarter	$33.73	$26.46
Second Quarter	$34.70	$29.82
Third Quarter	$33.92	$30.02
Fourth Quarter	$34.61	$31.44
Fiscal Year	$34.70	$26.46
Stockholders
According to the records of our transfer agent, there were 1,367 holders of record of our common stock on January 17, 2014. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2013 or fiscal 2012. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 29, 2013. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				1,334,265
August 31—September 27, 2013
Shares repurchased	2,826	$47.50	2,826	$(134,265)
September 28—October 25, 2013
Shares repurchased	2,589	$51.51	2,589	$(133,333)
October 26—November 29, 2013
Shares repurchased	2,513	$54.71	2,513	$(137,456)	(2)
Total	7,928		7,928	$929,211
_________________________________________

(1)	We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015.

(2)
In October 2013, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400.0 million. As of November 29, 2013, approximately $129.2 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2013	2012	2011	2010	2009
Operations:
Revenue	$4,055,240	$4,403,677	$4,216,258	$3,800,000	$2,945,853
Gross profit	$3,468,683	$3,919,895	$3,778,385	$3,396,498	$2,649,121
Income before income taxes	$356,141	$1,118,794	$1,035,230	$943,151	$701,520
Net income	$289,985	$832,775	$832,847	$774,680	$386,508
Net income per share:
Basic	$0.58	$1.68	$1.67	$1.49	$0.74
Diluted	$0.56	$1.66	$1.65	$1.47	$0.73
Shares used to compute basic net income per share	501,372	494,731	497,469	519,045	524,470
Shares used to compute diluted net income per share	513,476	502,721	503,921	525,824	530,610
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(1)
Cash, cash equivalents and short-term investments	$3,173,752	$3,538,353	$2,911,692	$2,468,015	$1,904,473
Working capital	$2,520,281	$3,125,314	$2,520,672	$2,147,962	$1,629,071
Total assets	$10,380,298	$10,040,229	$8,991,183	$8,141,148	$7,282,237
Debt and capital lease obligations, non-current	$1,499,297	$1,496,938	$1,505,096	$1,513,662	$1,000,000
Stockholders’ equity	$6,724,634	$6,665,182	$5,783,113	$5,192,387	$4,890,568
Additional data:
Worldwide employees	11,847	11,144	9,925	9,117	8,660
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2013.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
ACQUISITIONS
During fiscal 2013, we completed our acquisitions of privately held Neolane, a leader in cross-channel campaign management technology for $616.7 million and privately held Behance, an online social media platform to showcase and discover creative work for $111.1 million. During fiscal 2013, we began integrating Neolane and Behance into our Digital Marketing and Digital Media reportable segments, respectively. The impact of these acquisitions were not material to our Consolidated Financial Statements.
During fiscal 2012, we completed the acquisition of privately held Efficient Frontier, a multi-channel digital ad buying and optimization company for $374.7 million. During fiscal 2012, we began integrating Efficient Frontier into our Digital Marketing segment.
During fiscal 2011, we completed six business combinations and two asset acquisitions with aggregate purchase prices totaling $328.3 million. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates.
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
Revenue Recognition
Our revenue is derived from the licensing of perpetual, time-based and subscription software products, associated software maintenance and support plans, non-software related hosting services, consulting services, training and technical support.
We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosting services and consulting.
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
For multiple-element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.
For multiple-element arrangements that contain both software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.
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
Product revenue is recognized when the above criteria are met. We reduce the revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. In determining our estimate for returns and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. Product returns may be more or less than what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell-through for product in the channel could be different than what actually occurs. There could be a delay in the release of our products. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus impacting our financial position and results of operations.
In the future, actual returns and price protection may exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection reserves would change, which would impact the total net revenue we report.
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
We completed our annual impairment test in the second quarter of fiscal 2013 and determined there was no impairment. The results of our annual impairment test indicate there is no significant risk of future material goodwill impairment in any of our reporting units.
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
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2010, 2011 and 2012 tax returns. We expect future examinations to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
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
RESULTS OF OPERATIONS
Overview of 2013
For fiscal 2013, we reported financial results consistent with the continued execution of our plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud offering includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign—a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during our third quarter of fiscal 2013.

Revenue from Adobe Marketing Cloud increased 26% and 35% during fiscal 2013 and 2012, respectively, compared to the year ago periods. Helping to drive this performance was strong adoption of our Adobe Experience Manager (“AEM”) offering and the addition of Neolane in mid-third quarter of fiscal 2013.

AEM, our fastest growing digital marketing solution, has typically been licensed by our customers as an on-premise offering where license revenue is recognized at the time of the transaction. In the past year, we introduced a managed services offering of AEM for which revenue is recognized ratably. We expect continued adoption of the newer managed services offering, which will increasingly migrate AEM revenue to recurring revenue in this segment. Given the comparisons involving more new license revenue being recognized over time versus past license revenue being recognized up front, we anticipate this trend may impact overall Adobe Marketing Cloud revenue in the near term.

Within our Digital Media segment, in May 2012 we delivered Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to the offering. Key aspects of the value Creative Cloud provides include more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, community-based features and services through our acquisition of Behance in December 2012, digital publishing and app creation capabilities, and lower entry point pricing for cost-sensitive customers.

In May 2013 we announced we would exclusively deliver new creative product innovations and features to Creative Cloud subscribers, and that Adobe Creative Suite 6 (“CS6”), which was released in May 2012, would be the last major update we provide for perpetual licensees. While we continue to offer CS6 on a perpetual licensing basis moving forward, we expect revenue for it to sequentially decline as our customers increasingly migrate to Creative Cloud.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud is transforming our business model and we expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. This model will drive our revenue to be more recurring and predictable as revenue is recognized ratably.

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

During fiscal 2013, adoption of our Creative Cloud subscription offering continued to accelerate, which has and will continue to cause our traditional perpetual license revenue to decline and, in turn, has caused total net revenue in fiscal 2013 to decline compared with fiscal 2012. As anticipated, during this transition expenses did not and are not expected to decline in correlation to the decrease in revenue, which has adversely affected our net income and operating margin throughout fiscal 2013. However, over time we expect this business model transition will significantly increase our long-term revenue growth rate by attracting new users, keeping our end user base current and thereby driving higher revenue. Additionally, our shift to a subscription model will increase the amount of recurring revenue that is ratably recognized, driven by broader Creative Cloud adoption over the next several years. We began to see the impact of this shift in fiscal 2013.

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

ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.
We exited fiscal 2013 with 1.4 million paid Creative Cloud subscriptions, up from 0.3 million at the end of fiscal 2012. Total Creative ARR exiting fiscal 2013 was $768.0 million, up from $155.0 million exiting fiscal 2012, demonstrating the progress we have made with our transformation in this business.
Our Digital Media business also includes our Document Services products and solutions, including Acrobat.  In fiscal 2013 we continued to drive solid adoption of our Acrobat family of products primarily through license agreements with enterprise customers.  During fiscal 2013, a higher percentage of these agreements were ETLAs, which like ETLAs with our creative customers, cause more revenue to be recognized over time rather than at the time of contract signing. This has caused reported Document Services revenue in fiscal 2013 to decline compared to revenue achieved in fiscal 2012, with the benefit of ETLAs improving our growth potential over time.  In addition to Acrobat, we also drove strong adoption of subscription based services including Acrobat cloud services and our EchoSign e-signing solution. Combined, adoption of Acrobat through ETLAs and our Document Services subscription offerings helped grow Document Services ARR to $143.0 million exiting fiscal 2013, up from $49.0 million at the end of fiscal 2012.

Financial Performance Summary for Fiscal 2013

•
We continue to derive the majority of our revenue from perpetual licenses. However, consistent with our strategy, during fiscal 2013, our subscription revenue as a percentage of total revenue increased to 28% from 15% and 11% as compared to fiscal 2012 and 2011, respectively, as we transition more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $911.0 million as of November 29, 2013 increased by approximately $707.0 million, or 347%, from approximately $204.0 million as of November 30, 2012. The increase in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Our total deferred revenue of $828.8 million as of November 29, 2013 increased by $209.2 million, or 34% from November 30, 2012, primarily due to increases in ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $586.6 million increased by $102.8 million, or 21%, during fiscal 2013, from $483.8 million in fiscal 2012, and $45.9 million or 10% during fiscal 2012 from $437.9 million in fiscal 2011. These increases are primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and increased hosting and server costs associated with our subscription and SaaS offerings.

•
Operating expenses of $3,046.0 million increased by $306.3 million or 11%, during fiscal 2013, from $2,739.7 million in fiscal 2012, and $60.6 million, or 2% in fiscal 2012 from $2,679.1 million in fiscal 2011. These increases are primarily due to increases in costs associated with compensation and related benefits driven by additional headcount.

•
Net income of $290.0 million decreased by $542.8 million, or 65%, during fiscal 2013 from $832.8 million in fiscal 2012. The decrease is primarily due to the revenue model becoming more ratable as well as the cost and expense increases stated above. Net income during fiscal 2012 remained stable compared to fiscal 2011.

•
Net cash flow from operations of $1,151.7 million during fiscal 2013 decreased by $347.9 million, or 23%, as compared to fiscal 2012 primarily due to lower net income as discussed above. Net cash flow from operations during fiscal 2012 remained stable compared to fiscal 2011.

Revenue (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Product	$2,470.1	$3,342.8	$3,416.5	(26)%	(2)%
Percentage of total revenue	61%	76%	81%
Subscription	1,137.9	673.2	458.6	69%	47%
Percentage of total revenue	28%	15%	11%
Services and support	447.2	387.7	341.2	15%	14%
Percentage of total revenue	11%	9%	8%
Total revenue	$4,055.2	$4,403.7	$4,216.3	(8)%	4%
As described in Note 18 of our Notes to Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including certain of our Adobe Marketing Cloud services and Creative Cloud. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to increase the amount of recurring revenue we generate as a percent of our total revenue. Of the $1,137.9 million, $673.2 million and $458.6 million in subscription revenue for fiscal 2013, 2012 and 2011, respectively, approximately $663.1 million, $553.2 million and $429.2 million, respectively, is from our Digital Marketing segment, with the remaining amounts substantially representing our Digital Media segment offerings.
Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products and the sale of our Adobe Marketing Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.
Segments
In fiscal 2013, we categorized our products into the following segments:

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

•
Digital Marketing—Our Digital Marketing segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

Segment Information (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Digital Media	$2,625.9	$3,101.9	$3,070.2	(15)%	1%
Percentage of total revenue	65%	70%	73%
Digital Marketing	1,228.8	1,085.0	927.8	13%	17%
Percentage of total revenue	30%	25%	22%
Print and Publishing	200.5	216.8	218.3	(8)%	(1)%
Percentage of total revenue	5%	5%	5%
Total revenue	$4,055.2	$4,403.7	$4,216.3	(8)%	4%
Fiscal 2013 Revenue Compared to Fiscal 2012 Revenue
Digital Media
Revenue from Digital Media decreased $476.0 million during fiscal year 2013 as compared to fiscal 2012, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription-based model.
Revenue related to our creative professional products, which include our Creative Suite editions and CS point products as well as Creative Cloud, decreased during fiscal 2013 as compared to fiscal 2012 due to continued customer adoption of Creative Cloud subscription offerings, released in May 2012. We continue to anticipate accelerated adoption of Creative Cloud for individuals, teams and enterprises, for which revenue is recognized over time, and that this adoption has and will continue to cause our traditional perpetual license revenue to decline.
Revenue associated with our other creative products increased during fiscal 2013 as compared to fiscal 2012, primarily due to increases associated with distribution of third-party software via Flash Player downloads and our Digital Publishing Suite. These increases were partially offset by decreases in revenue associated with our Photoshop Elements family of products.
For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during fiscal 2013 as compared to fiscal 2012. Unit average selling prices for our perpetual units licensed decreased during the year ended fiscal 2013 as compared to fiscal 2012.
Document Services revenue, which includes our Acrobat product family, decreased slightly during fiscal 2013 as compared to fiscal 2012, primarily due to the continued shift to ETLAs offset by increased Document Exchange Services revenue including revenue generated from our EchoSign e-signing service.
Within Document Services, excluding large enterprise license agreement deals, the number of units licensed decreased while the unit average selling prices increased during fiscal 2013 as compared to fiscal 2012.
Digital Marketing
Revenue from Digital Marketing increased $143.8 million during fiscal 2013 as compared to fiscal 2012. The increase was primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 26% during fiscal 2013, as compared to the year ago period and includes Adobe Campaign revenue from our recent acquisition of Neolane. The increase noted above was partially offset by expected declines in revenue associated with our legacy products during fiscal 2013.
Print and Publishing
Revenue from Print and Publishing decreased during fiscal 2013 as compared to fiscal 2012, primarily due to increased ETLAs for some products in this group.
Fiscal 2012 Revenue Compared to Fiscal 2011 Revenue
Digital Media
Revenue from Digital Media remained relatively stable during fiscal 2012 as compared to fiscal 2011, due to solid demand for our Acrobat family of products as well as the continued momentum of the CS6 launch in the second quarter of fiscal 2012, offset by better than expected growth associated with our subscription offerings.

Revenue related to our creative professional products, which included our Creative Suite editions and CS point products as well as Creative Cloud, decreased slightly during fiscal 2012 as compared to fiscal 2011 due to higher than expected customer adoption of Creative Cloud and point product subscriptions. The decreases in revenue associated with our creative professional products were offset in part by growth associated with the May 2012 release of new Photoshop point products for which the previous release occurred in fiscal 2010.
Revenue associated with our other creative products increased during fiscal 2012 as compared to fiscal 2011 primarily due to increases associated with third-party toolbar distribution via Flash Player downloads as well as continued demand related to the May 2012 release of Adobe Lightroom 4.
For our creative offerings, the total number of perpetual units licensed remained relatively stable while the number of subscription units licensed increased during fiscal 2012 as compared to fiscal 2011. Unit average selling prices for our perpetual units licensed decreased during fiscal 2012 as compared to fiscal 2011.
Document Services revenue, which includes our Acrobat product family, also increased during fiscal 2012 as compared to fiscal 2011 primarily due to increased Document Exchange Services revenue including revenue generated from our EchoSign e-signing service and the launch of Adobe Acrobat XI in the fourth quarter of fiscal 2012.
Within Document Services, excluding large enterprise license agreement deals, the number of units licensed remained relatively stable while the unit average selling prices increased for our Acrobat offerings for fiscal 2012 as compared to fiscal 2011.
Digital Marketing
Revenue from Digital Marketing increased $157.2 million, or 17% during fiscal 2012 when compared to fiscal 2011, primarily due to continued growth of our Adobe Marketing Cloud, which increased 35% year-over-year and includes revenue generated from products associated with our fiscal 2012 acquisition of Efficient Frontier. Also contributing to the growth in revenue was our Adobe Connect hosted offering. As expected, increases in these areas were offset in part by a decrease in revenue associated with Adobe LiveCycle product offerings as we continued to shift our focus to our Adobe Marketing Cloud.
Print and Publishing
Revenue from Print and Publishing remained relatively stable during fiscal 2012 as compared to fiscal 2011 primarily due to decreases in legacy product revenue, offset by increases in fees received for consulting services and royalties related to PostScript products.
Geographical Information (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Americas	$2,134.4	$2,196.4	$2,044.6	(3)%	7%
Percentage of total revenue	53%	50%	49%
EMEA	1,129.2	1,294.6	1,317.4	(13)%	(2)%
Percentage of total revenue	28%	29%	31%
APAC	791.6	912.7	854.3	(13)%	7%
Percentage of total revenue	19%	21%	20%
Total revenue	$4,055.2	$4,403.7	$4,216.3	(8)%	4%
Fiscal 2013 Revenue by Geography Compared to Fiscal 2012 Revenue by Geography
Revenue declined across all geographies during fiscal 2013 as compared to fiscal 2012. Revenue in the Americas and APAC decreased during fiscal 2013 due to decreases in Digital Media and Print and Publishing revenue, offset in part by increases in Digital Marketing revenue. Revenue in EMEA decreased during fiscal 2013 due to decreases in Digital Media revenue, offset in part by increases in Digital Marketing and Print and Publishing revenue. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Fiscal 2012 Revenue by Geography Compared to Fiscal 2011 Revenue by Geography
Overall revenue for fiscal 2012 increased in the Americas and APAC and declined slightly in EMEA when compared to fiscal 2011. Revenue in the Americas increased during fiscal 2012 primarily due to revenue increases in Digital Media and Digital Marketing, offset slightly by a decline in Print and Publishing revenue. Despite the launch of CS6 in May 2012, the economic conditions in Europe and the weakening of the Euro and British Pound against the U.S. Dollar caused revenue in EMEA to decline slightly during fiscal 2012 compared with fiscal 2011. Revenue in APAC increased across all reportable segments during fiscal 2012 as compared with fiscal 2011. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2013 and fiscal 2012 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2013	Fiscal 2012
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$9.1	$(46.9)
British Pound	(3.9)	(1.8)
Other currencies	0.6	(1.1)
Total EMEA	5.8	(49.8)
Japanese Yen	(63.6)	6.0
Other currencies	(5.6)	1.5
Total revenue impact	(63.4)	(42.3)
Hedging impact:
EMEA	3.7	23.4
Japanese Yen	32.3	7.3
Total hedging impact	36.0	30.7
Total impact	$(27.4)	$(11.6)

During fiscal 2013, the U.S. Dollar generally strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. This decrease was partially offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar generally weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during fiscal 2013 as noted in the table above.
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
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog at the end of the fourth quarter of fiscal 2013 and fiscal 2012. We expect that our shippable backlog will continue to be insignificant in future periods.
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements. Unbilled deferred revenue represents expected future billings which are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of November 29, 2013, we had unbilled deferred revenue backlog of approximately $1.0 billion.

We expect that the amount of unbilled deferred revenue backlog will change period over period due to certain factors, including the timing and duration of large customer subscription, SaaS and managed service agreements, varying billing cycles of these agreements, the timing of customer renewals, the timing of when unbilled deferred revenue backlog is to be billed, changes in customer financial circumstances and foreign currency fluctuations. Additionally, the unbilled deferred revenue backlog for multi-year subscription agreements that are billed annually is typically higher at the beginning of the contract period, lower prior to renewal and increases when the agreement is renewed. Accordingly, fluctuations in unbilled deferred revenue backlog may not be a reliable indicator of future business prospects and the related revenue associated with these contractual commitments.
Cost of Revenue (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Product	$138.2	$121.7	$125.7	14%	(3)%
Percentage of total revenue	3%	3%	3%
Subscription	278.1	219.1	194.0	27%	13%
Percentage of total revenue	7%	5%	5%
Services and support	170.3	143.0	118.2	19%	21%
Percentage of total revenue	4%	3%	3%
Total cost of revenue	$586.6	$483.8	$437.9	21%	10%
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Fluctuations in cost of product revenue are due to the following:

	% Change 2013-2012	% Change 2012-2011
Amortization of purchased intangibles and technology license arrangements	27%	(1)%
Cost of sales	(8)	(6)
Excess and obsolete inventory	(4)	2
Various individually insignificant items	(1)	2
Total change	14%	(3)%
Cost of product revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in amortization of purchased intangibles and technology license arrangements offset by decreases in cost of sales and excess and obsolete inventory. Amortization of purchased intangibles and technology license arrangements increased as we entered into certain technology licensing arrangements totaling $51.8 million in the first quarter of fiscal 2013. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue in fiscal 2013. In connection with certain of these licensing arrangements, we have the ability to acquire additional rights to use technology in the future. Cost of sales primarily decreased due to the decrease in the number of perpetual units sold and packaging costs associated with our CS6 products. During May 2013, we announced that, while we will continue to offer and support CS6 products, we plan to focus our future creative development efforts on our Creative Cloud offering. Excess and obsolete inventory decreased due to decreased reserve requirements for CS6 as we continue to transition to more of a subscription based model.
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

Cost of subscription revenue increased due to the following:

	% Change 2013-2012	% Change 2012-2011
Hosted server costs	23%	7%
Amortization of purchased intangibles	4	6
Total change	27%	13%
Cost of subscription revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to increased hosted server costs and amortization of purchased intangibles. Hosted server costs increased primarily due to increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services, depreciation expense from higher capital expenditures in prior years and compensation and related benefits driven by additional headcount, including from our acquisition of Neolane in fiscal 2013. Amortization of purchased intangibles increased primarily due to increased amortization of intangible assets purchased associated with our acquisitions of Behance and Neolane in fiscal 2013.
Cost of subscription revenue increased during fiscal 2012 as compared to fiscal 2011 primarily due to increased hosted server costs and amortization of purchased intangibles. Hosted server costs increased primarily due to increases in compensation and related benefits driven by additional headcount and hosting expenses associated with the launch of our Creative Cloud services in the second quarter of fiscal 2012. Also contributing to the increase in hosted server costs is the increase in depreciation expense from higher capital expenditures in prior years and data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Amortization of purchased intangibles increased primarily due to increased amortization of intangible assets associated with our acquisition of Efficient Frontier in the first quarter of fiscal 2012.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to increases in third-party fees related to training and consulting services provided to our customers and compensation and related benefits driven by additional headcount, including headcount from our acquisition of Neolane in fiscal 2013.
Cost of services and support revenue increased during fiscal 2012 as compared to fiscal 2011 primarily due to increases in costs associated with compensation and related benefits driven by additional headcount, including headcount from our acquisition of Efficient Frontier.
Operating Expenses (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Research and development	$826.6	$742.8	$738.1	11%	1%
Percentage of total revenue	20%	17%	18%
Sales and marketing	1,620.5	1,516.1	1,385.8	7%	9%
Percentage of total revenue	40%	34%	33%
General and administrative	520.1	435.0	414.6	20%	5%
Percentage of total revenue	13%	10%	10%
Restructuring and other related charges (credits)	26.5	(2.9)	97.8	*	*
Percentage of total revenue	1%	—%	2%
Amortization of purchased intangibles	52.3	48.7	42.8	7%	14%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$3,046.0	$2,739.7	$2,679.1	11%	2%
_________________________________________

(*)	Percentage is greater than 100%.

Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2013 as compared to fiscal 2012 is primarily due to higher incentive compensation program achievement in fiscal 2013, increases in stock-based compensation expense due to higher share prices during fiscal 2013 as compared to fiscal 2012 as well as a shorter vesting term, which decreased from four years to three years, for stock awards granted as part of our annual review process during the first quarter of fiscal 2013.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during fiscal 2013 as compared to fiscal 2012 due to the following:

% Change 2013-2012
Compensation and related benefits associated with headcount	3%
Compensation associated with incentive compensation and stock-based compensation	7
Various individually insignificant items	1
Total change	11%
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
Sales and marketing expenses increased due to the following:

	% Change 2013-2012	% Change 2012-2011
Compensation and related benefits associated with headcount	4%	2%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	—	2
Compensation associated with incentive compensation and stock-based compensation	4	3
Various individually insignificant items	(1)	2
Total change	7%	9%
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

General and administrative expenses increased due to the following:

	% Change 2013-2012	% Change 2012-2011
Compensation and related benefits associated with headcount growth	4%	4%
Professional and consulting fees	7	(3)
Compensation associated with incentive compensation and stock-based compensation	4	1
Charitable contributions	2	(1)
Various individually insignificant items	3	4
Total change	20%	5%
Professional and consulting fees increased during fiscal 2013 as compared to fiscal 2012 primarily due to increased professional and legal fees including those associated with the attacks on our network discovered in September 2013. Professional and consulting fees decreased during fiscal 2012 as compared to fiscal 2011 primarily due to decreased litigation expense.
Restructuring and Other Charges
During May 2013, we began to actively market the Waltham property assets and we expected to sell the property within one year from management's approval of the plan. We classified the Waltham property assets with a total carrying amount of $47.4 million as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. We recorded a write-down of $23.8 million during the second quarter of fiscal 2013. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification which would have been minimal for fiscal 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.
During the past several years, we have initiated various restructuring plans. During fiscal 2013, in connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $6.3 million associated with termination benefits and closing redundant facilities. We also recorded $3.0 million in net favorable employee termination and facility related adjustments for changes in previous estimates during the fiscal year. During fiscal 2012, in connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $17.4 million associated with termination benefits and closing redundant facilities. We also recorded $20.3 million in net favorable employee termination and facility related adjustments for changes in previous estimates during the fiscal year. During fiscal 2011, in connection with our 2011 Restructuring Plan and Other Restructuring Plans, we recorded $85.6 million associated with termination benefits and closing redundant facilities as well as $12.7 million related to the write-off of certain assets that were no longer useful to the company based on changes in our business. We also recorded minor favorable adjustments for changes in previous estimates.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.
Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions including Omniture in fiscal 2009, Day in fiscal 2010, Efficient Frontier in fiscal 2012, and Behance and Neolane in fiscal 2013. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fourteen years.
Amortization expense increased 7% during fiscal 2013 as compared to fiscal 2012 primarily due to amortization expense associated with intangible assets purchased through our acquisitions of Behance and Neolane in fiscal 2013.
Amortization expense increased 14% during fiscal 2012 as compared to fiscal 2011 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Efficient Frontier in fiscal 2012.

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Interest and other income (expense), net	$4.9	$(3.4)	$(3.0)	*	13%
Percentage of total revenue	**	**	**
Interest expense	(67.5)	(67.5)	(67.0)	—%	1%
Percentage of total revenue	(2)%	(2)%	(2)%
Investment gains (losses), net	(4.0)	9.5	5.9	(142)%	61%
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(66.6)	$(61.4)	$(64.1)	8%	(4)%
_________________________________________
(*)    Percentage is not meaningful.
(**)    Percentage is less than 1%.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from hedging Euro, British Pounds and Yen currencies.
Interest and other income (expense), net increased in net income in fiscal 2013 as compared to fiscal 2012 primarily due to decreased foreign exchange losses.
Interest and other income (expense), net increased in net expense in fiscal 2012 as compared to fiscal 2011 primarily due to lower average interest rates on our investments.
Interest Expense
Interest expense primarily represents interest associated with our senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Interest expense has remained relatively stable for all fiscal years presented.
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
Investment gains (losses), net fluctuated due to the following (in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Write-downs due to other-than-temporary declines in value of our marketable and non-marketable equity securities	$(7.0)	$(0.1)	$(0.2)
Net gains related to our trading securities	3.0	1.6	—
Net gains (losses) related to our direct and indirect investments in privately held companies	—	(0.2)	5.3
Gains from sale of marketable equity securities	—	8.2	0.8
Total investment gains (losses), net	$(4.0)	$9.5	$5.9

During fiscal 2013, total investment gains (losses), net decreased to net losses primarily due to a decrease in net realized gains from the sale of marketable equity securities and an increase in write-downs for other-than-temporary declines in value of our direct investments in privately held companies.
During fiscal 2012, total investment gains (losses), net improved primarily due to an increase in net realized gains from the sale of marketable equity securities. This was offset in part by a decrease in realized gains related to our direct investments in privately held companies in fiscal 2011 that did not recur during fiscal 2012.

Provision for Income Taxes (dollars in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013-2012	% Change 2012-2011
Provision	$66.2	$286.0	$202.4	(77)%	41%
Percentage of total revenue	2%	6%	5%
Effective tax rate	19%	26%	20%
Our effective tax rate decreased by approximately seven percentage points during fiscal 2013 as compared to fiscal 2012. The decrease is primarily related to the retroactive reinstatement of the U.S. research and development credit which resulted in the credits for both fiscal 2012 and 2013 being reflected in the fiscal 2013 results.
Our effective tax rate increased by approximately six percentage points during fiscal 2012 as compared to fiscal 2011. The rate increase in fiscal 2012 was primarily related to the expiration of the U.S. research and development credit in fiscal 2011, as well as items in fiscal 2011 including tax benefits associated with a favorable state income tax ruling and tax costs associated with licensing acquired company assets to Adobe's trading companies that were not present in fiscal 2012.

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

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 29, 2013 was $136.1 million, exclusive of interest and penalties. If the total unrecognized tax benefits at November 29, 2013 were recognized in the future, $125.6 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $10.5 million federal benefit related to deducting certain payments on future state tax returns.
As of November 29, 2013, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $11.4 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 29, 2013	November 30, 2012
Cash and cash equivalents	$834.6	$1,425.1
Short-term investments	$2,339.2	$2,113.3
Working capital	$2,520.3	$3,125.3
Stockholders’ equity	$6,724.6	$6,665.2

A summary of our cash flows is as follows:

(in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$1,151.7	$1,499.6	$1,543.3
Net cash used for investing activities	(1,177.8)	(834.7)	(757.4)
Net cash used for financing activities	(559.1)	(234.7)	(550.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(5.2)	5.4	4.1
Net increase (decrease) in cash and cash equivalents	$(590.4)	$435.6	$239.6

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
Cash Flows from Operating Activities
For fiscal 2013, net cash provided by operating activities of $1,151.7 million was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses and decreases in trade receivables. Deferred revenue increased primarily due to increased subscription and ETLA activity for our Creative Cloud offering and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Accrued expenses increased primarily due to amounts due under our fiscal 2013 annual incentive plan and sales commission accruals associated with higher achievement levels. Trade receivables declined primarily due to lower perpetual license revenue levels and improved collections compared to the fourth quarter of fiscal 2012.
The primary working capital uses of cash were decreases in taxes payable and increases in prepaid expenses and other assets. The decrease in taxes payable is largely attributed to tax payments made combined with audit settlement adjustments, offset in part by tax expense and other adjustments during fiscal 2013. Prepaid expenses and other assets increased primarily due to increases in short-term income tax receivables related to the carryback of R&D and foreign tax credits in the fourth quarter of fiscal 2013.
For fiscal 2012, net cash provided by operating activities of $1,499.6 million was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and decreases in trade receivables. Deferred revenue increased primarily due to an increase in activity for both upgrade plans with support and site and term licenses largely associated with our Digital Media and Digital Marketing enterprise license agreements. The decrease in trade receivables is primarily related to an increase in revenue linearity and improved collections in our Digital Marketing portfolio offset in part by higher revenue levels due to the CS6 product release which occurred late in the second quarter of fiscal 2012.
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
For fiscal 2011, net cash provided by operating activities of $1,543.3 million was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued restructuring. Increases in deferred revenue related primarily to an overall increase in billing activity for maintenance and support/upgrade plans, hosted and professional services and site and term licenses. Accrued restructuring increased primarily due to recognition of liabilities related to employee termination and facility exit costs associated with the Fiscal 2011 Restructuring Plan which occurred in the fourth quarter of fiscal 2011 for which a majority was paid and adjusted in the first and second quarters of fiscal 2012.
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
Cash Flows from Investing Activities
For fiscal 2013, net cash used for investing activities of $1,177.8 million was primarily due to our acquisitions of Neolane and Behance. Other uses of cash during fiscal 2013 represented purchases of short-term investments, purchases of property and equipment associated with our construction projects in Oregon and India and purchases of long-term technology licenses. These cash outflows were offset in part by sales and maturities of short-term investments and the sale of the Waltham Property. See Note 2 of our Notes to the Consolidated Financial Statements for further information regarding our acquisitions of Neolane and Behance.
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
Cash Flows from Financing Activities
For fiscal 2013, fiscal 2012 and fiscal 2011, net cash used for financing activities of $559.1 million, $234.7 million and $550.4 million, respectively, was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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

As of November 29, 2013, we have accrued total restructuring charges of $13.9 million of which approximately $11.7 million relates to cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021. Approximately 54% of these facility closing costs will be paid through 2015. During fiscal 2013, we made payments related to the above restructuring plans totaling $10.3 million which consisted of $1.3 million and $9.0 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
As of November 30, 2012, we accrued total restructuring charges of $21.6 million of which $2.3 million related to ongoing termination benefits and contract terminations. The remaining accrued restructuring charges of $19.3 million related to the cost of closing redundant facilities. During fiscal 2012, we made payments related to restructuring plans totaling $63.1 million which consisted of $50.5 million and $12.6 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.
See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding our restructuring plans.
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2014 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our business acquisitions. Our cash and investments totaled $3.2 billion as of November 29, 2013. Of this amount, approximately 80% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
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
As of November 29, 2013, the amount outstanding under our senior notes was $1.5 billion. On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of November 29, 2013, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 77% of our consolidated invested balances during fiscal 2013. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, municipal securities and foreign government securities.
In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million. The sale price, net of costs to sell, approximated the carrying value of the assets at the time of sale. See Note 6 for further details regarding our assets held for sale.
Stock Repurchase Program
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program authorized by the Board of Directors in fiscal 2010.
During fiscal 2013, 2012 and 2011, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.1 billion, $405.0 million and $695.0 million, respectively. The $1.1 billion prepayments during fiscal 2013 were under the $2.0 billion stock repurchase authority. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million were under the $2.0 billion stock repurchase program and the remaining $305.0 million were under our previous $1.6 billion stock repurchase authority. The $695.0 million of prepayments during fiscal 2011 were under the $1.6 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price of $32.29 through structured repurchase agreements entered into during fiscal 2012. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price per share of $31.81 through structured repurchase agreements entered into during fiscal 2011.
For fiscal 2013, 2012 and 2011, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 29, 2013, November 30, 2012 and December 2, 2011 were excluded from the computation of earnings per share. As of November 29, 2013, $129.2 million of prepayments remained under the agreement.
Subsequent to November 29, 2013, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $600.0 million remains under our current authority. See Note 13 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 29, 2013.
Summary of Stock Repurchases for Fiscal 2013, 2012 and 2011
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2013		2012		2011
		Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	—	$—			1	$33.57
	Structured repurchases(2)	—	$—	—	$—	—	$—
June 2010	Structured repurchases(2)	—	$—	9,482	$32.17	21,849	$31.81
April 2012	Structured repurchases(2)	21,603	$46.47	2,038	$32.87	—	$—
Total shares		21,603	$46.47	11,520	$32.29	21,850	$31.81
Total cost		$1,003,794		$371,995		$695,015
_________________________________________

(1)	The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 29, 2013 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of November 29, 2013 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$1,807.2	$62.3	$695.3	$85.5	$964.1
Operating lease obligations	214.1	47.2	62.8	43.7	60.4
Capital lease obligations	18.2	14.9	3.3	—	—
Purchase obligations	498.3	390.8	80.8	16.7	10.0
Total	$2,537.8	$515.2	$842.2	$145.9	$1,034.5
Senior Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Interest on the Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. During fiscal 2013 interest payments totaled $62.3 million. At November 29, 2013, our maximum commitment for interest payments under the Notes was $307.1 million.
Capital Lease Obligation
In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of November 29, 2013, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 29, 2013 was $136.1 million, exclusive of interest and penalties.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the U.S., we transact business in U.S. Dollars and various other currencies which subject us to exposure from movements in exchange rates. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency revenue denominated in Euro, British Pounds and Yen. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
Our revenue exposures for fiscal 2013, 2012 and 2011 were as follows (in millions, except Yen):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Euro	€434.7	€530.7	€557.6
Yen (in billions)	¥32.5	¥34.8	¥34.7
British Pounds	£145.3	£145.1	£144.8

As of November 29, 2013, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $718.5 million which included the notional equivalent of $312.7 million in Euros, $104.2 million in British Pounds, $169.8 million in Yen and $131.8 million in other foreign currencies. As of November 29, 2013, all contracts were set to expire at various dates through June 2014. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 29, 2013. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $34.6 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $9.3 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of November 29, 2013 and November 30, 2012, this long-term investment exposure totaled a notional equivalent of $355.6 million and $419.6 million, respectively. At this time, we do not hedge these long-term investment exposures.
We do not use foreign exchange contracts for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Economic Hedging—Hedges of Forecasted Transactions
We may use foreign exchange purchased options or forward contracts to hedge foreign currency revenue denominated in Euros, British Pounds and Yen. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. We enter into these foreign exchange contracts to hedge forecasted revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 29, 2013, net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur were insignificant.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At November 29, 2013, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 29, 2013, we had debt securities classified as short-term investments of $2.3 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$509.4
Due within two years	908.8
Due within three years	702.0
Due after three years	218.3
Total	$2,338.5
A sensitivity analysis was performed on our investment portfolio as of November 29, 2013. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 29, 2013 and November 30, 2012 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/29/13	+50 BPS	+100 BPS	+150 BPS
2,363.7	2,360.9	2,353.8	2,338.5	2,320.5	2,302.5	2,284.5
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/30/12	+50 BPS	+100 BPS	+150 BPS
2,138.4	2,136.6	2,129.3	2,113.1	2,094.6	2,076.5	2,058.5
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
Marketable Equity Securities
We have minimal exposure to equity price risk on our portfolio of marketable equity securities. As of November 29, 2013 and November 30, 2012, our total equity holdings in publicly traded companies were insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 29, 2013	November 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$834,556	$1,425,052
Short-term investments	2,339,196	2,113,301
Trade receivables, net of allowances for doubtful accounts of $10,228 and $12,643, respectively	599,820	617,233
Deferred income taxes	102,247	125,243
Prepaid expenses and other current assets	170,110	116,237
Total current assets	4,045,929	4,397,066
Property and equipment, net	659,774	664,302
Goodwill	4,771,981	4,133,259
Purchased and other intangibles, net	605,254	545,036
Investment in lease receivable	207,239	207,239
Other assets	90,121	93,327
Total assets	$10,380,298	$10,040,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$62,096	$49,759
Accrued expenses	656,939	590,140
Capital lease obligations	14,676	11,217
Accrued restructuring	6,171	9,287
Income taxes payable	10,222	49,886
Deferred revenue	775,544	561,463
Total current liabilities	1,525,648	1,271,752
Long-term liabilities:
Debt and capital lease obligations	1,499,297	1,496,938
Deferred revenue	53,268	58,102
Accrued restructuring	7,717	12,263
Income taxes payable	132,545	155,096
Deferred income taxes	375,634	330,812
Other liabilities	61,555	50,084
Total liabilities	3,655,664	3,375,047

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 496,261 and 494,132 shares outstanding, respectively	61	61
Additional paid-in-capital	3,392,696	3,038,665
Retained earnings	6,928,964	7,003,003
Accumulated other comprehensive income	46,103	30,712
Treasury stock, at cost (104,573 and 106,702 shares, respectively), net of reissuances	(3,643,190)	(3,407,259)
Total stockholders’ equity	6,724,634	6,665,182
Total liabilities and stockholders’ equity	$10,380,298	$10,040,229
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 29, 2013	November 30, 2012	December 2, 2011
Revenue:
Products	$2,470,098	$3,342,843	$3,416,483
Subscription	1,137,856	673,206	458,634
Services and support	447,286	387,628	341,141
Total revenue	4,055,240	4,403,677	4,216,258
Cost of revenue:
Products	138,154	121,663	125,640
Subscription	278,077	219,102	194,033
Services and support	170,326	143,017	118,200
Total cost of revenue	586,557	483,782	437,873
Gross profit	3,468,683	3,919,895	3,778,385
Operating expenses:
Research and development	826,631	742,823	738,053
Sales and marketing	1,620,454	1,516,159	1,385,822
General and administrative	520,124	434,982	414,605
Restructuring and other charges	26,497	(2,917)	97,773
Amortization of purchased intangibles	52,254	48,657	42,833
Total operating expenses	3,045,960	2,739,704	2,679,086
Operating income	422,723	1,180,191	1,099,299
Non-operating income (expense):
Interest and other income (expense), net	4,941	(3,414)	(2,974)
Interest expense	(67,508)	(67,487)	(66,952)
Investment gains (losses), net	(4,015)	9,504	5,857
Total non-operating income (expense), net	(66,582)	(61,397)	(64,069)
Income before income taxes	356,141	1,118,794	1,035,230
Provision for income taxes	66,156	286,019	202,383
Net income	$289,985	$832,775	$832,847
Basic net income per share	$0.58	$1.68	$1.67
Shares used to compute basic net income per share	501,372	494,731	497,469
Diluted net income per share	$0.56	$1.66	$1.65
Shares used to compute diluted net income per share	513,476	502,721	503,921
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	November 29, 2013	November 30, 2012	December 2, 2011
	Increase/(Decrease)
Net income	$289,985	$832,775	$832,847
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(2,185)	11,297	(1,795)
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(3,013)	(2,874)	(1,834)
Net increase (decrease) from available-for-sale securities	(5,198)	8,423	(3,629)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	34,677	23,922	16,952
Reclassification adjustment for gains / losses on derivative instruments recognized	(35,914)	(30,672)	(3,749)
Net increase (decrease) from derivatives designated as hedging instruments	(1,237)	(6,750)	13,203
Foreign currency translation adjustments	21,826	(911)	2,948
Other comprehensive income, net of taxes	15,391	762	12,522
Total comprehensive income, net of taxes	$305,376	$833,537	$845,369
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2010	600,834	$61	$2,458,278	$5,980,914	$17,428	(98,937)	$(3,264,294)	$5,192,387
Net income	—	—	—	832,847	—	—	—	832,847
Other comprehensive income, net of taxes	—	—	—	—	12,522	—	—	12,522
Re-issuance of treasury stock under stock compensation plans	—	—	—	(285,026)	—	11,492	429,780	144,754
Tax benefit from employee stock plans	—	—	9,568	—	—	—	—	9,568
Purchase of treasury stock	—	—	—	—	—	(21,849)	(695,015)	(695,015)
Stock-based compensation	—	—	286,050	—	—	—	—	286,050
Balances at December 2, 2011	600,834	$61	$2,753,896	$6,528,735	$29,950	(109,294)	$(3,529,529)	$5,783,113
Net income	—	—	—	832,775	—	—	—	832,775
Other comprehensive income, net of taxes	—	—	—	—	762	—	—	762
Re-issuance of treasury stock under stock compensation plans	—	—	—	(358,507)	—	14,111	527,781	169,274
Tax detriment from employee stock plans	—	—	(16,842)	—	—	—	—	(16,842)
Purchase of treasury stock	—	—	—	—	—	(11,519)	(405,000)	(405,000)
Equity awards assumed for acquisition	—	—	4,265	—	—	—	—	4,265
Stock-based compensation	—	—	297,346	—	—	—	—	297,346
Value of shares in deferred compensation plan	—	—	—	—	—	—	(511)	(511)
Balances at November 30, 2012	600,834	$61	$3,038,665	$7,003,003	$30,712	(106,702)	$(3,407,259)	$6,665,182
Net income	—	—	—	289,985	—	—	—	289,985
Other comprehensive income, net of taxes	—	—	—	—	15,391	—	—	15,391
Re-issuance of treasury stock under stock compensation plans	—	—	—	(364,024)	—	23,732	864,800	500,776
Tax benefit from employee stock plans	—	—	25,290	—	—	—	—	25,290
Purchase of treasury stock	—	—	—	—	—	(21,603)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	1,160	—	—	—	—	1,160
Stock-based compensation	—	—	327,581	—	—	—	—	327,581
Value of shares in deferred compensation plan	—	—	—	—	—	—	(731)	(731)
Balances at November 29, 2013	600,834	$61	$3,392,696	$6,928,964	$46,103	(104,573)	$(3,643,190)	$6,724,634
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 29, 2013	November 30, 2012	December 2, 2011
Cash flows from operating activities:
Net income	$289,985	$832,775	$832,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	321,227	299,766	270,205
Stock-based compensation	328,987	298,502	286,103
Write-down of assets held for sale, net of gains on sale	23,151	—	—
Deferred income taxes	29,704	89,212	51,415
Unrealized (gains) losses on investments	5,665	(8,535)	(4,349)
Retirements and disposals of property and equipment	2,759	1,113	14,772
Other non-cash items	28,185	(13,658)	24,560
Excess tax benefits from stock-based compensation	(40,619)	(10,003)	(9,949)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	33,649	45,166	(81,065)
Prepaid expenses and other current assets	(55,509)	4,552	(5,100)
Trade payables	7,132	(62,874)	32,203
Accrued expenses	41,828	(7,770)	(24,708)
Accrued restructuring	(6,949)	(66,047)	71,932
Income taxes payable	(58,875)	10,041	(16,661)
Deferred revenue	201,366	87,340	101,109
Net cash provided by operating activities	1,151,686	1,499,580	1,543,314
Cash flows from investing activities:
Purchases of short-term investments	(2,058,058)	(1,776,485)	(1,861,075)
Maturities of short-term investments	360,485	439,878	486,050
Proceeds from sales of short-term investments	1,449,961	1,126,886	1,148,148
Acquisitions, net of cash acquired	(704,589)	(353,195)	(259,046)
Purchases of property and equipment	(188,358)	(271,076)	(210,294)
Proceeds from sale of property and equipment	24,260	—	—
Purchases of long-term investments, intangibles and other assets	(67,737)	(29,701)	(65,600)
Proceeds from sale of long-term investments	6,233	29,031	4,415
Net cash used for investing activities	(1,177,803)	(834,662)	(757,402)
Cash flows from financing activities:
Purchases of treasury stock	(1,100,000)	(405,000)	(695,015)
Net proceeds from issuance of treasury stock	500,776	169,274	144,754
Excess tax benefits from stock-based compensation	40,619	10,003	9,949
Proceeds from debt and capital lease obligations	25,703	3,152	—
Repayment of debt and capital lease obligations	(25,879)	(9,855)	(10,046)
Debt issuance costs	(357)	(2,297)	—
Net cash used for financing activities	(559,138)	(234,723)	(550,358)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,241)	5,357	4,055
Net increase (decrease) in cash and cash equivalents	(590,496)	435,552	239,609
Cash and cash equivalents at beginning of year	1,425,052	989,500	749,891
Cash and cash equivalents at end of year	$834,556	$1,425,052	$989,500
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$129,701	$201,125	$158,373
Cash paid for interest	$64,843	$66,265	$63,967
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$1,160	$4,265	$—
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end-users through app stores and our own website at www.adobe.com. We also distribute our products and services through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2013, 2012 and 2011 were 52-week years.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Balance Sheets.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the licensing of perpetual, time-based, and subscription software products, associated software maintenance and support plans, non-software related hosting services, consulting services, training and technical support.

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
For multiple-element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain both software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our software subscription offerings, which may include product upgrades and enhancements on a when and if available basis, hosted services, and online storage are generally offered to our customers over a specified period of time and we recognize revenue associated with these arrangements ratably over the subscription period.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2013	2012	2011
Beginning balance	$57,058	$60,887	$49,426
Amount charged to revenue	74,031	170,839	162,491
Actual returns	(102,425)	(174,668)	(151,030)
Ending balance	$28,664	$57,058	$60,887
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

(in thousands)	2013	2012	2011
Beginning balance	$12,643	$15,080	$15,233
Increase due to acquisition	1,038	325	269
Charged to operating expenses	933	3,356	6,271
Deductions(1)	(4,386)	(6,118)	(6,693)
Ending balance	$10,228	$12,643	$15,080
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2013. We elected to use the Step 1 quantitative assessment for our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined that there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2013, 2012 or 2011.
Our intangible assets are amortized over their estimated useful lives of 1 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Purchased technology	6
Customer contracts and relationships	10
Trademarks	8
Acquired rights to use technology	8
Localization	1
Other intangibles	3

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2013, 2012 and 2011 were $88.5 million, $99.4 million and $75.1 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States (“U.S.”), we transact business in U.S. Dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro, Yen and British Pounds are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We use foreign exchange option and forward contracts for revenue denominated in Euro, British Pounds and Yen.
We account for our foreign currency hedging instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Contracts that do not qualify for hedge accounting are adjusted to fair value through earnings. See Note 5 for information regarding our hedging activities.
Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions, primarily non-functional currency denominated assets and liabilities (e.g., trade receivables and accounts payable) are recorded each period as a component of interest and other income, net in our Consolidated Statements of Income. Foreign exchange option contracts hedging forecasted foreign currency revenue are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded net of tax, as a component of other comprehensive income (“OCI”) in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk are short-term fixed-income investments, structured repurchase transactions, contracts hedging foreign currency risk, and trade receivables.
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
The aggregate fair value of foreign currency contracts in net asset positions as of November 29, 2013 and November 30, 2012 was $11.9 million and $13.5 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by up to $1.1 million and $1.0 million, respectively from liabilities included in master netting arrangements with those same counterparties.
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
Recent Accounting Pronouncements
In December 2011, the FASB amended the accounting standards to increase the prominence of OCI by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of our first quarter of fiscal 2013 by electing to present consolidated statements of comprehensive income separate from the consolidated statements of income.
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
Fiscal 2013 Acquisitions
Neolane
On July 22, 2013, we completed our acquisition of privately held Neolane, a leader in cross-channel campaign management technology. During the third quarter of fiscal 2013, we began integrating Neolane into our Digital Marketing reportable segment. Neolane brings a platform for automation and execution of marketing campaigns across the web, e-mail, social, mobile, call center,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

direct mail, point of sale and other emerging channels which will drive consistent brand experiences and personalized campaigns for our customers.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Neolane's net tangible and intangible assets based upon their estimated fair values as of July 22, 2013. The total preliminary purchase price for Neolane was $616.7 million of which $515.2 million was allocated to goodwill (non-deductible for tax purposes), $115.0 million to identifiable intangible assets and $13.5 million to net liabilities assumed. The impact of this acquisition was not material to our Consolidated Financial Statements.
Behance
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities will accelerate our strategy to bring additional community features to Creative Cloud. We have included the financial results of Behance in our Consolidated Financial Statements beginning on the acquisition date.
Under the acquisition method of accounting, the total purchase price was allocated to Behance’s net tangible and intangible assets based upon their estimated fair values as of December 20, 2012. The total final purchase price for Behance was approximately $111.1 million of which $91.4 million was allocated to goodwill, $28.5 million to identifiable intangible assets and $8.8 million to net liabilities assumed. The impact of this acquisition was not material to our Consolidated Financial Statements.
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
Under the acquisition method of accounting, the total purchase price was allocated to Efficient Frontier’s net tangible and intangible assets based upon their estimated fair values as of January 13, 2012. During fiscal 2012, we made adjustments to the preliminary purchase price allocation. The total final purchase price for Efficient Frontier was $374.7 million of which $291.4 million was allocated to goodwill, $122.7 million to identifiable intangible assets and $39.4 million to net liabilities assumed. The impact of this acquisition was not material to our Consolidated Financial Statements.
Fiscal 2011 Acquisitions
During fiscal 2011, we completed six business combinations with aggregate purchase prices totaling approximately $281.0 million of which $213.3 million was allocated to goodwill, $87.5 million to identifiable intangible assets and $19.8 million to net liabilities assumed. We also completed two asset acquisitions with aggregate purchase prices totaling $47.3 million. We have included the financial results of the business combinations in our Consolidated Financial Statements beginning on the respective acquisition dates however the impact of these acquisitions was not material to our Consolidated Financial Statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$286,221	$—	$—	$286,221
Cash equivalents:
Money market mutual funds	429,373	—	—	429,373
Time deposits	104,711	—	—	104,711
U.S. Treasury securities	14,251	—	—	14,251
Total cash equivalents	548,335	—	—	548,335
Total cash and cash equivalents	834,556	—	—	834,556
Short-term fixed income securities:
Corporate bonds and commercial paper	1,261,375	7,116	(631)	1,267,860
Foreign government securities	11,213	56	—	11,269
Municipal securities	186,320	328	(24)	186,624
U.S. agency securities	446,615	1,516	(186)	447,945
U.S. Treasury securities	424,076	799	(97)	424,778
Subtotal	2,329,599	9,815	(938)	2,338,476
Marketable equity securities	177	543	—	720
Total short-term investments	2,329,776	10,358	(938)	2,339,196
Total cash, cash equivalents and short-term investments	$3,164,332	$10,358	$(938)	$3,173,752

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$200,771	$—	$—	$200,771
Cash equivalents:
Corporate bonds and commercial paper	3,998	—	—	3,998
Money market mutual funds and repurchase agreements	1,171,270	—	—	1,171,270
Municipal securities	3,895	—	—	3,895
Time deposits	45,118	—	—	45,118
Total cash equivalents	1,224,281	—	—	1,224,281
Total cash and cash equivalents	1,425,052	—	—	1,425,052
Short-term fixed income securities:
Corporate bonds and commercial paper	1,059,158	11,415	(133)	1,070,440
Foreign government securities	6,919	45	(12)	6,952
Municipal securities	180,488	97	(60)	180,525
Time deposits	20,113	—	—	20,113
U.S. agency securities	501,863	2,346	(18)	504,191
U.S. Treasury securities	330,072	801	(37)	330,836
Subtotal	2,098,613	14,704	(260)	2,113,057
Marketable equity securities	237	7	—	244
Total short-term investments	2,098,850	14,711	(260)	2,113,301
Total cash, cash equivalents and short-term investments	$3,523,902	$14,711	$(260)	$3,538,353
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of November 29, 2013 and November 30, 2012 (in thousands):

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$225,759	$(631)	$95,489	$(132)
Foreign government securities	—	—	2,105	(12)
Municipal securities	13,522	(24)	40,524	(60)
U.S. Treasury and agency securities	105,278	(283)	48,203	(55)
Total	$344,559	$(938)	$186,321	$(259)

There were 177 securities and 65 securities in an unrealized loss position for less than twelve months at November 29, 2013 and at November 30, 2012, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 29, 2013, there were no securities in an unrealized loss position for more than twelve months. As of November 30, 2012 there was one security in an unrealized loss position for more than twelve months. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 30, 2012 (in thousands):

	2012
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$2,999	$(1)
Total	$2,999	$(1)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of November 29, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$508,359	$509,438
Due between one and two years	904,704	908,767
Due between two and three years	698,679	702,035
Due after three years	217,857	218,236
Total	$2,329,599	$2,338,476
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2013, we did not consider any of our investments to be other-than-temporarily impaired. During fiscal 2012 and 2011, we recorded immaterial other-than-temporary impairment losses associated with our marketable equity securities and did not consider any of our debt securities to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 29, 2013.
The fair value of our financial assets and liabilities at November 29, 2013 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	429,373	429,373	—	—
Time deposits	104,711	104,711	—	—
U.S. Treasury securities	14,251	—	14,251	—
Short-term investments:
Corporate bonds and commercial paper	1,267,860	—	1,267,860	—
Foreign government securities	11,269	—	11,269	—
Marketable equity securities	720	720	—	—
Municipal securities	186,624	—	186,624	—
U.S. agency securities	447,945	—	447,945	—
U.S. Treasury securities	424,778	—	424,778	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,891	—	11,891	—
Other assets:
Deferred compensation plan assets	19,816	894	18,922	—
Total assets	$2,919,238	$535,698	$2,383,540	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,067	$—	$1,067	$—
Total liabilities	$1,067	$—	$1,067	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2013, we determined there were other-than-temporary impairments of $7.0 million on certain of our cost method investments and wrote down the investments to fair value. During fiscal 2012, we determined there were no material other-than-temporary impairments on our cost method investments.
As of November 29, 2013, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 15 for further details regarding our investment in lease receivables. The fair value of our long-term debt was approximately $1.6 billion as of November 29, 2013, based on Level 2 quoted prices in inactive markets. See Note 16 for further details regarding our debt.
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
We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the balance sheet and measured on a recurring basis at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the contract and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Consolidated Statements of Income. For fiscal 2012 and 2011, there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur. For fiscal 2013, net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur were insignificant.
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was insignificant for all fiscal years presented. The time value of purchased contracts is recorded in interest and other income, net in our Consolidated Statements of Income.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We also hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of November 29, 2013, total notional amounts of outstanding contracts were $282.8 million which included the notional equivalent of $99.0 million in Euro, $33.8 million in British Pounds and $150.0 million in other foreign currencies. As of November 30, 2012, total notional amounts of outstanding contracts were $422.9 million which included the notional equivalent of $209.8 million in Euro, $44.2 million in Yen and $168.9 million in other foreign currencies. At November 29, 2013 and November 30, 2012, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 29, 2013 and November 30, 2012 was as follows (in thousands):

	2013		2012
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$8,913	$—	$10,897	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,978	1,067	2,616	998
Total derivatives	$11,891	$1,067	$13,513	$998
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.
The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	2013		2012		2011
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$34,677	$—	$23,922	$—	$16,952	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$35,914	$—	$30,672	$—	$3,749	$—
Net gain (loss) recognized in income(3)	$(21,098)	$—	$(29,554)	$—	$(28,796)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,129	$—	$8,742	$—	$(3,973)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(4,783)	$(5,899)	$6,604
Net unrealized gain (loss) recognized in other income	2,751	(4,720)	(4,062)
	(2,032)	(10,619)	2,542
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	1,835	9,312	4,633
Net unrealized gain (loss) recognized in other income	294	(570)	(8,606)
	2,129	8,742	(3,973)
Net gain (loss) recognized in interest and other income (expense), net	$97	$(1,877)	$(1,431)
NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 29, 2013 and November 30, 2012 (in thousands):

	2013	2012
Computers and equipment	$731,767	$702,270
Furniture and fixtures	82,904	84,697
Server hardware under capital lease	61,007	35,303
Capital projects in-progress	54,593	63,980
Leasehold improvements	235,859	222,262
Land	106,283	114,941
Buildings	175,325	175,222
Total	1,447,738	1,398,675
Less accumulated depreciation and amortization	(787,964)	(734,373)
Property and equipment, net	$659,774	$664,302
Depreciation and amortization expense of property and equipment for fiscal 2013, 2012 and 2011 was $144.7 million, $134.4 million and $117.5 million, respectively.
In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the "Waltham property assets") with a total carrying amount of $47.4 million. The decision to sell the Waltham property assets was largely based upon lack of operational needs for a facility of this size, in combination with recent improvements in market conditions for commercial real estate in the area. During May 2013, we began to actively market the Waltham property assets and we expected to sell the property within one year from management's approval of the plan and classified the Waltham property assets as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. The fair value, net of estimated cost to sell was measured with the assistance of third-party valuation models which used inputs such as market comparable data for similar properties to be purchased by other operating and investing entities and discounted cash flow techniques as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification. As a result, we recorded a write-down of $23.8 million during fiscal 2013. These charges are included in restructuring and other related charges in our Consolidated Statements of Income for fiscal 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
During fiscal 2013, 2012 and 2011, we modified our segments due to changes in how we operate our business. See Note 18 for further information regarding our segment changes. Prior year information in the tables below has been reclassified to reflect these changes.
Goodwill by reportable segment and activity for the years ended November 29, 2013 and November 30, 2012 was as follows (in thousands):

	2011	Acquisitions	Other(1)	2012	Acquisitions	Other(1)	2013
Digital Media	$1,958,941	$—	$(611)	$1,958,330	$91,355	$41	$2,049,726
Digital Marketing	1,631,725	291,422	(6,679)	1,916,468	526,739	20,621	2,463,828
Print and Publishing	258,551	—	(90)	258,461	—	(34)	258,427
Goodwill	$3,849,217	$291,422	$(7,380)	$4,133,259	$618,094	$20,628	$4,771,981
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Purchased and other intangible assets, net by reportable segment as of November 29, 2013 and November 30, 2012 were as follows (in thousands):

	2013	2012
Digital Media	$170,213	$148,215
Digital Marketing	433,245	396,786
Print and Publishing	1,796	35
Purchased and other intangible assets, net	$605,254	$545,036
Purchased and other intangible assets subject to amortization as of November 29, 2013 and November 30, 2012 were as follows (in thousands):

	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$423,237	$(220,414)	$202,823	$366,574	$(161,538)	$205,036
Customer contracts and relationships	$389,800	$(111,416)	$278,384	$318,027	$(74,214)	$243,813
Trademarks	67,546	(27,933)	39,613	53,293	(19,171)	34,122
Acquired rights to use technology	155,322	(76,740)	78,582	104,402	(56,782)	47,620
Localization	3,404	(2,172)	1,232	8,586	(4,654)	3,932
Other intangibles	16,447	(11,827)	4,620	18,742	(8,229)	10,513
Total other intangible assets	$632,519	$(230,088)	$402,431	$503,050	$(163,050)	$340,000
Purchased and other intangible assets, net	$1,055,756	$(450,502)	$605,254	$869,624	$(324,588)	$545,036

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
Purchased intangibles associated with certain of our prior year acquisitions became fully amortized and were removed from the balance sheet in the first quarter of fiscal 2013. Excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense related to purchased and other intangible assets was $156.9 million, $146.2 million and $131.5 million for fiscal 2013, 2012 and 2011, respectively. Of these amounts, for fiscal 2013, 2012 and 2011, $111.0 million, $98.3 million and $88.3 million, respectively, were included in cost of sales.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of November 29, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2014	$74,811	$75,239
2015	61,273	68,041
2016	22,808	62,061
2017	15,350	52,771
2018	8,961	41,779
Thereafter	19,620	102,540
Total expected amortization expense	$202,823	$402,431
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of November 29, 2013 and November 30, 2012 consisted of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$318,219	$242,887
Sales and marketing allowances	66,502	87,916
Accrued corporate marketing	22,801	39,503
Taxes payable	18,225	26,164
Royalties payable	14,778	10,040
Accrued interest expense	20,613	20,796
Other	195,801	162,834
Accrued expenses	$656,939	$590,140
Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Domestic	$132,916	$512,987	$252,476
Foreign	223,225	605,807	782,754
Income before income taxes	$356,141	$1,118,794	$1,035,230
Domestic income before taxes is significantly lower than foreign income before taxes due to certain accounting charges that our foreign subsidiaries are not required to bear under foreign accounting standards. These charges do not lower our domestic income subject to U.S. tax. Prior year amounts have been reclassified to conform to the current year presentation.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for fiscal 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Current:
United States federal	$(53,985)	$162,574	$104,587
Foreign	65,609	59,255	41,724
State and local	3,317	(2,244)	(8,769)
Total current	14,941	219,585	137,542
Deferred:
United States federal	24,139	69,374	60,617
Foreign	(6,215)	(6,082)	8,262
State and local	(7,328)	3,142	(13,606)
Total deferred	10,596	66,434	55,273
Tax expense attributable to employee stock plans	40,619	—	9,568
Provision for income taxes	$66,156	$286,019	$202,383
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2013	2012	2011
Computed “expected” tax expense	$124,649	$391,578	$362,331
State tax expense, net of federal benefit	(6,304)	11,320	8,436
Tax credits	(29,087)	(1,226)	(30,283)
Differences between statutory rate and foreign effective tax rate	(39,678)	(122,999)	(135,178)
Change in deferred tax asset valuation allowance	514	(2,144)	(493)
Stock-based compensation (net of tax deduction)	9,783	10,976	3,983
Resolution of income tax examinations	(8,421)	(26,687)	—
Domestic manufacturing deduction benefit	(2,929)	(17,010)	(14,350)
U.S. tax benefits related to state income tax ruling	—	—	(22,320)
Tax charge for licensing acquired company technology to foreign subsidiaries	18,935	38,849	31,298
Other, net	(1,306)	3,362	(1,041)
Provision for income taxes	$66,156	$286,019	$202,383

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 29, 2013 and November 30, 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
Acquired technology	$14,379	$3,890
Reserves and accruals	67,753	71,888
Deferred revenue	10,218	9,941
Unrealized losses on investments	9,793	17,482
Stock-based compensation	64,244	85,179
Net operating loss carryforwards of acquired companies	9,222	16,257
Credit carryforwards	43,175	31,172
Capitalized expenses	188	4,023
Other	6,788	5,165
Total gross deferred tax assets	225,760	244,997
Deferred tax asset valuation allowance	(21,493)	(28,247)
Total deferred tax assets	204,267	216,750
Deferred tax liabilities:
Depreciation and amortization	(89,611)	(81,034)
Undistributed earnings of foreign subsidiaries	(211,417)	(187,528)
Acquired intangible assets	(176,626)	(153,757)
Total deferred tax liabilities	(477,654)	(422,319)
Net deferred tax liabilities	$(273,387)	$(205,569)
The deferred tax assets and liabilities for fiscal 2013 and 2012 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2013 includes changes that are recorded to OCI, additional paid-in capital, goodwill and retained earnings.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 29, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.1 billion. The unrecognized deferred tax liability for these earnings is approximately $0.8 billion.
As of November 29, 2013, we have net operating loss carryforwards of approximately $10.8 million for federal, $30.4 million for state, and $10.8 million for foreign. We also have federal, state and foreign tax credit carryforwards of approximately $1.4 million, $30.2 million and $22.2 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2014 through 2033. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we track certain deferred tax attributes of $47.0 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity if and when they reduce taxes payable.
As of November 29, 2013, a valuation allowance of $21.5 million has been established for certain deferred tax assets related to the impairment of investments and certain foreign assets. For fiscal 2013, the total change in the valuation allowance was $6.8 million, of which $0.5 million was recorded as a tax expense through the income statement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2013 and 2012, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2013	2012
Beginning balance	$160,468	$163,607
Gross increases in unrecognized tax benefits – prior year tax positions	20,244	1,038
Gross increases in unrecognized tax benefits – current year tax positions	16,777	23,771
Settlements with taxing authorities	(55,851)	(1,754)
Lapse of statute of limitations	(4,066)	(25,387)
Foreign exchange gains and losses	(1,474)	(807)
Ending balance	$136,098	$160,468
As of November 29, 2013, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $11.4 million.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For California, Ireland and the U.S., the earliest fiscal years open for examination are 2005, 2006 and 2010, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
During fiscal 2013, we continued to implement restructuring activities under this plan. Total costs incurred to date and expected to be incurred for closing redundant facilities are $12.2 million as all facilities under this plan have been exited as of November 29, 2013.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2013 we vacated approximately 21,000 square feet of sales facilities in Australia in connection with our other restructuring plans.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2013 (in thousands):

	November 30, 2012	Costs Incurred	Cash Payments	Other Adjustments*	November 29, 2013
Fiscal 2011 Plan:
Termination benefits	$1,248	$—	$(776)	$(30)	$442
Cost of closing redundant facilities	9,623	—	(1,916)	(2,348)	5,359
Other Restructuring Plans:
Termination benefits	991	1,291	(484)	(8)	1,790
Cost of closing redundant facilities	9,688	5,021	(7,109)	(1,304)	6,296
Total restructuring plans	$21,550	$6,312	$(10,285)	$(3,690)	$13,887
_________________________________________

(*)	Included in Other Adjustments are foreign currency translation adjustments and goodwill adjustments of $0.5 million and $0.2 million, respectively.
Accrued restructuring charges of approximately $13.9 million at November 29, 2013 includes $6.2 million recorded in accrued restructuring, current and $7.7 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2014 and facilities-related liabilities under contract through fiscal 2021 of which approximately 54% will be paid through 2015.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2013, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $22.3 million, $19.4 million and $19.6 million in fiscal 2013, 2012 and 2011, respectively. Adobe is under no obligation to continue matching future employee contributions and at the Company's discretion may change its practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 29, 2013 and November 30, 2012, the invested amounts under the Deferred Compensation Plan total $19.8 million and $15.1 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 29, 2013 and November 30, 2012, $22.0 million and $16.4 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Plans
We grant restricted stock units to all eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”) and our 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). Restricted stock units granted under these plans as part of our annual review process vest annually over three years. Other restricted stock units granted under these plans generally vest over four years, the majority of which vest 25% annually. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee of the Board of Directors.
We grant performance awards to officers and key employees under our 2003 Plan. Performance awards granted under these plans from fiscal 2009 to fiscal 2012 generally vest annually over three years with the exception of the performance awards granted in fiscal 2013 which cliff-vest after three years. Performance awards granted prior to fiscal 2009 vest annually over four years.
As of November 29, 2013, we had reserved 154.4 million and 5.7 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively, and had 44.0 million and 0.6 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.
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
As of November 29, 2013, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 15.8 million shares remain available for future issuance.
Stock Option Plans
The 2003 Plan and the 2005 Assumption Plan allows us to grant options to all employees, including executive officers, outside consultants and non-employee directors. These plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally four years for all of these plans. Options granted under these plans generally expire seven years from the effective date of grant.
The Executive Compensation Committee of Adobe's Board of Directors eliminated the use of stock option grants for all employees in fiscal 2012. Stock option grants to non-employee directors were minimal in fiscal 2013, and in December 2013 the Board of Directors eliminated the use of options for directors going forward.
Performance Share Programs
Effective January 24, 2013, our Executive Compensation Committee modified our Performance Share Program (the "2013 Program") by eliminating the use of qualitative performance objectives, with 100% of shares to be earned based on the achievement of an objective total stockholder return measure over a three-year performance period. Performance awards will be granted under the 2013 Program pursuant to the terms of our 2003 Equity Incentive Plan. The purpose of the 2013 Program is to align key management and senior leadership with stockholders’ interests over the long term and to retain key employees. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2016. Participants in the 2013 Program generally have the ability to receive up to 200% of the target number of shares originally granted.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The assumptions used to value our option grants were as follows:

	Fiscal Years
	2013	2012	2011
Expected life (in years)	3.2	3.9 - 4.2	3.8 - 4.2
Volatility	27%	31 - 34%	30 - 41%
Risk free interest rate	0.36%	0.54 - .71%	0.64 - 1.92%
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2013	2012	2011
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 30%	30 - 36%	30 - 34%
Risk free interest rate	0.09 - 0.34%	0.06 - 0.30%	0.10 - 0.61%

We recognize the estimated compensation cost of restricted stock awards and restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The fiscal 2013 awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above. The fair value of the awards was fixed at grant date and will be amortized over the longer of the remaining performance or service period. In previous years, the awards were earned upon attainment of identified performance goals, some of which contained discretionary metrics. As such, these awards were measured based on our traded stock price at the end of each

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting period until achieved. The fair value of the awards were based on the achievement date and amortized over the longer of the remaining performance or service period.
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Beginning outstanding balance	18,415	16,871	13,890
Awarded	7,236	9,431	8,180
Released	(6,224)	(5,854)	(3,819)
Forfeited	(1,479)	(2,147)	(1,587)
Increase due to acquisition	—	114	207
Ending outstanding balance	17,948	18,415	16,871

The weighted average grant date fair values of restricted stock units granted during fiscal 2013, 2012 and 2011 were $39.87, $31.36 and $33.10, respectively. The total fair value of restricted stock units vested during fiscal 2013, 2012 and 2011 was $249.5 million, $180.1 million and $123.3 million, respectively.

Information regarding restricted stock units outstanding at November 29, 2013, November 30, 2012 and December 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Restricted stock units outstanding	17,948	1.09	$1,019.1
Restricted stock units vested and expected to vest	16,265	1.02	$920.5
2012
Restricted stock units outstanding	18,415	1.37	$637.3
Restricted stock units vested and expected to vest	16,289	1.26	$562.8
2011
Restricted stock units outstanding	16,871	1.35	$457.4
Restricted stock units vested and expected to vest	14,931	1.25	$404.3
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 29, 2013, November 30, 2012 and December 2, 2011 were $56.78, $34.61 and $27.11, respectively.

Summary of Performance Shares
The following table sets forth the summary of performance share activity under our 2013 Program for the fiscal year ended November 29, 2013 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	946	1,891
Forfeited	(92)	(184)
Ending outstanding balance	854	1,707

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 programs, based upon share awards actually achieved, for the fiscal years ended November 29, 2013, November 30, 2012 and December 2, 2011 (in thousands):

	2013	2012	2011
Beginning outstanding balance	388	405	557
Achieved	1,279	492	337
Released	(665)	(464)	(436)
Forfeited	(141)	(45)	(53)
Ending outstanding balance	861	388	405

The total fair value of performance awards vested during fiscal 2013, 2012 and 2011 was $25.4 million, $14.4 million and $14.8 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding performance shares outstanding at November 29, 2013, November 30, 2012 and December 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Performance shares outstanding	861	0.58	$48.9
Performance shares vested and expected to vest	817	0.56	$46.3
2012
Performance shares units outstanding	388	0.54	$13.4
Performance shares vested and expected to vest	369	0.51	$12.7
2011
Performance shares units outstanding	405	0.41	$11.0
Performance shares vested and expected to vest	390	0.39	$10.4
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 29, 2013, November 30, 2012 and December 2, 2011 were $56.78, $34.61 and $27.11, respectively.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2013, 2012 and 2011 were $11.40, $9.09 and $9.01, respectively. Employees purchased 3.4 million shares at an average price of $25.71, 3.2 million shares at an average price of $23.81, and 3.7 million shares at an average price of $23.48, respectively, for fiscal 2013, 2012 and 2011. The intrinsic value of shares purchased during fiscal 2013, 2012 and 2011 was $58.5 million, $22.8 million and $28.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Options
Option activity under our stock option program for fiscal 2013, 2012 and 2011 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 3, 2010	37,075	$30.33
Granted	4,507	$33.60
Exercised	(4,987)	$21.02
Cancelled	(2,268)	$33.85
Increase due to acquisition	475	$2.25
December 2, 2011	34,802	$31.47
Granted	57	$32.19
Exercised	(6,754)	$23.61
Cancelled	(4,692)	$33.07
Increase due to acquisition	1,104	$3.23
November 30, 2012	24,517	$32.09
Granted	25	$45.03
Exercised	(15,872)	$32.15
Cancelled	(1,584)	$37.37
Increase due to acquisition	273	$6.82
November 29, 2013	7,359	$29.93

The weighted average fair values of options granted during fiscal 2013, 2012 and 2011 were $8.64, $8.50 and $8.82, respectively.
The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $181.8 million, $62.6 million and $59.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at November 29, 2013, November 30, 2012 and December 2, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2013
Options outstanding	7,359	$29.93	3.22	$197.6
Options vested and expected to vest	7,242	$30.05	3.18	$193.6
Options exercisable	5,752	$31.28	2.65	$146.7
2012
Options outstanding	24,517	$32.09	2.74	$103.3
Options vested and expected to vest	24,158	$32.15	2.70	$100.9
Options exercisable	20,668	$33.06	2.27	$73.6
2011
Options outstanding	34,802	$31.47	3.24	$68.0
Options vested and expected to vest	33,856	$31.52	3.17	$65.6
Options exercisable	26,622	$32.31	2.56	$42.1
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 29, 2013, November 30, 2012 and December 2, 2011 were $56.78, $34.61 and $27.11, respectively.

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
The Directors Plan (and starting in fiscal 2008, the 2003 Plan) provides for the granting of nonqualified stock options to non-employee directors. Initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.5 million based on the average stock price over the 30 calendar days ending on the day before the date of grant. The initial equity award vests over 2 years, 50% on the day preceding each of our next 2 annual meetings. For all periods presented, a non-employee director could elect to receive the annual equity grant as either 100% options, 100% restricted stock units or 50% of each and shall have an aggregate value of $0.2 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant. The target grant value converted to stock options is based on a 1:3 conversion of restricted stock units to stock options. Annual equity awards vest 100% on the day preceding the next annual meeting. Options granted have a seven-year term. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.
Options granted to directors for fiscal 2013, 2012 and 2011 were as follows (shares in thousands):

	2013	2012	2011
Options granted to existing directors	25	43	85
Exercise price	$45.03	$33.18	$33.23

Restricted stock units granted to directors for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Restricted stock units granted to existing directors	36	42	28
Restricted stock units granted to new directors	14	41	—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation Costs
With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
As of November 29, 2013, there was $428.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2013	$2,059	$3,413	$18,188	$21,283	$8,410	$53,353
2012	$2,840	$4,130	$24,823	$31,379	$15,455	$78,627
2011	$936	$4,716	$28,132	$31,754	$20,605	$86,143
Restricted Stock and Performance Share Awards
2013	$5,052	$6,961	$102,464	$101,423	$59,734	$275,634
2012	$3,100	$9,461	$83,349	$76,359	$47,606	$219,875
2011	$1,521	$8,607	$79,427	$68,485	$41,920	$199,960
_________________________________________

(1)	During fiscal 2013, 2012 and 2011, we recorded tax benefits of $70.7 million, $61.5 million and $58.3 million, respectively.
NOTE 13.  STOCKHOLDERS’ EQUITY
Comprehensive Income
The following table sets forth the components of accumulated other comprehensive income and activity, net of related taxes, for fiscal 2013 (in thousands):

	November 30, 2012	Increase / Decrease	Reclassification Adjustments		November 29, 2013
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$14,698	$(430)	$(4,090)		$10,178
Unrealized losses on available-for-sale securities	(259)	(1,755)	1,077		(937)
Total net unrealized gains on available-for-sale securities	14,439	(2,185)	(3,013)	(1)	9,241
Net unrealized gains on derivative instruments designated as hedging instruments	6,604	34,677	(35,914)	(2)	5,367
Cumulative foreign currency translation adjustments	9,669	21,826	—		31,495
Total accumulated other comprehensive income, net of taxes	$30,712	$54,318	$(38,927)		$46,103
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	$169	$(686)	$20
Reclassification adjustments	(2)	(1)	185
Subtotal available-for-sale securities	167	(687)	205
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—
Reclassification adjustments*	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—
Foreign currency translation adjustments	2,789	(1,314)	2,208
Total taxes, other comprehensive income	$2,956	$(2,001)	$2,413
_________________________________________

(*)	Taxes related to derivative instruments were zero for all fiscal years based on the tax jurisdiction where the derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third-parties.
We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock through the end of fiscal 2015. The new stock repurchase program approved by our Board of Directors is similar to our previous $1.6 billion stock repurchase program authorized by the Board of Directors in fiscal 2010.
During fiscal 2013, 2012 and 2011, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.1 billion, $405.0 million and $695.0 million, respectively. The $1.1 billion prepayments during fiscal 2013 were under the $2.0 billion stock repurchase authority. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million were under the $2.0 billion stock repurchase program and the remaining $305.0 million were under our previous $1.6 billion stock repurchase authority. The $695.0 million of prepayments during fiscal 2011 were under the $1.6 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price of $32.29 through structured repurchase agreements entered into during fiscal 2012. During fiscal 2011, we repurchased approximately 21.8 million shares at an average price per share of $31.81 through structured repurchase agreements entered into during fiscal 2011.
For fiscal 2013, 2012 and 2011, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 29, 2013, November 30, 2012 and December 2, 2011 were excluded from the computation of earnings per share. As of November 29, 2013, $129.2 million of prepayments remained under the agreement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to November 29, 2013, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $600.0 million remains under our current authority.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011
Net income	$289,985	$832,775	$832,847
Shares used to compute basic net income per share	501,372	494,731	497,469
Dilutive potential common shares:
Unvested restricted stock and performance share awards	8,736	7,624	4,214
Stock options	3,368	366	2,238
Shares used to compute diluted net income per share	513,476	502,721	503,921
Basic net income per share	$0.58	$1.68	$1.67
Diluted net income per share	$0.56	$1.66	$1.65
For fiscal 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $45.08 were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial. For fiscal 2012 and 2011 options to purchase approximately 19.4 million and 27.1 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $31.98 and $30.27, respectively, were not included in the calculation because the effect would have been anti-dilutive.
NOTE 15.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Rent expense	$118,976	$105,809	$111,574
Less: sublease income	3,057	2,330	3,211
Net rent expense	$115,919	$103,479	$108,363
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Consolidated Balance Sheets. As of November 29, 2013, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios on the Almaden Tower lease that are reported to the lessors quarterly. In August 2009, we were required to obtain a standby letter of credit on the East and West Tower lease for approximately $16.6 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of November 29, 2013, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Consolidated Balance Sheets.
See Note 16 for discussion of our capital lease obligation.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.
The following table summarizes our non-cancellable unconditional purchase obligations, operating leases and capital leases for each of the next five years and thereafter as of November 29, 2013 (in thousands):

		Operating Leases		Capital Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income	Future Minimum Lease Payments
2014	$390,758	$48,360	$1,147	$14,892
2015	45,654	36,270	1,345	3,280
2016	35,137	29,377	1,481	—
2017	2,030	23,991	1,441	—
2018	14,736	22,172	1,019	—
Thereafter	10,000	63,058	2,700	—
Total	$498,315	$223,228	$9,133	$18,172
Less: interest				(227)
Total				$17,945

The table above includes operating lease commitments related to our restructured facilities. See Note 10 for information regarding our restructuring charges.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities were recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance was amortized to our Consolidated Statements of Income over the life of the original leases. As of November 29, 2013 there was no remaining balance of the unamortized portion of the fair value of the residual value guarantees, for either lease, remaining on our Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our Consolidated Statements of Income, was approximately $40.2 million, $29.6 million and $29.8 million in fiscal 2013, 2012 and 2011, respectively.
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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucas Films and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities.  Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. We dispute these claims and intend to vigorously defend ourselves in this matter. As of November 29, 2013, no amounts have been accrued as a loss is not considered probable or estimable. The trial is currently scheduled to be held in May 2014.
In addition to intellectual property disputes and other litigation matters described above, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed here or in our Notes to Consolidated Financial Statements, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
NOTE 16.  DEBT
Our debt as of November 29, 2013 and November 30, 2012 consisted of the following (in thousands):

	2013	2012
Notes	$1,496,028	$1,495,312
Capital lease obligations	17,945	12,843
Total debt and capital lease obligations	1,513,973	1,508,155
Less: current portion	14,676	11,217
Debt and capital lease obligations	$1,499,297	$1,496,938
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During fiscal 2013 interest payments on our Notes totaled $62.3 million. Based on quoted prices in inactive markets, the fair value of the Notes was approximately $1.6 billion.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 29, 2013, we were in compliance with all of the covenants.
Credit Agreement
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of November 29, 2013, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligation
In the first quarter of fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value. As of November 29, 2013, our capital lease obligations of $17.9 million includes $14.7 million of current debt.
NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2013, 2012 and 2011 included the following (in thousands):

	2013	2012	2011
Interest and other income (expense), net:
Interest income	$21,887	$24,549	$24,506
Foreign exchange gains (losses)	(21,001)	(31,431)	(30,226)
Realized gains on fixed income investment	4,090	3,152	2,012
Realized losses on fixed income investment	(1,077)	(278)	(178)
Other	1,042	594	912
Interest and other income (expense), net	$4,941	$(3,414)	$(2,974)
Interest expense	$(67,508)	$(67,487)	$(66,952)
Investment gains (losses), net:
Realized investment gains	$1,783	$8,918	$7,159
Unrealized investment gains	1,251	940	—
Realized investment losses	(7,049)	(104)	(850)
Unrealized investment losses	—	(250)	(452)
Investment gains (losses), net	$(4,015)	$9,504	$5,857
Non-operating income (expense), net	$(66,582)	$(61,397)	$(64,069)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Digital Marketing—Our Digital Marketing segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officer and chief revenue officers.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

Our segment results for fiscal 2013, 2012 and 2011 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2013
Revenue	$2,625,913	$1,228,868	$200,459	$4,055,240
Cost of revenue	170,788	404,804	10,965	586,557
Gross profit	$2,455,125	$824,064	$189,494	$3,468,683
Gross profit as a percentage of revenue	93%	67%	95%	86%
Fiscal 2012
Revenue	$3,101,864	$1,085,042	$216,771	$4,403,677
Cost of revenue	130,178	342,764	10,840	483,782
Gross profit	$2,971,686	$742,278	$205,931	$3,919,895
Gross profit as a percentage of revenue	96%	68%	95%	89%
Fiscal 2011
Revenue	$3,070,151	$927,787	$218,320	$4,216,258
Cost of revenue	125,591	304,542	7,740	437,873
Gross profit	$2,944,560	$623,245	$210,580	$3,778,385
Gross profit as a percentage of revenue	96%	67%	96%	90%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2013, 2012 and 2011 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2013	2012	2011
Americas:
United States	$1,935,429	$1,969,924	$1,823,205
Other	198,953	226,430	221,399
Total Americas	2,134,382	2,196,354	2,044,604
EMEA	1,129,180	1,294,566	1,317,417
APAC:
Japan	472,110	531,028	517,378
Other	319,568	381,729	336,859
Total APAC	791,678	912,757	854,237
Revenue	$4,055,240	$4,403,677	$4,216,258

Property and Equipment	2013	2012
Americas:
United States	$533,792	$552,634
Other	1,270	1,426
Total Americas	535,062	554,060
EMEA	52,018	63,515
APAC:
India	58,013	30,007
Other	14,681	16,720
Total APAC	72,694	46,727
Property and equipment, net	$659,774	$664,302
 Significant Customers
The table below lists our significant customer, as a percentage of net revenue, for fiscal 2012 and 2011. For fiscal 2013, there were no customers that represented at least 10% of net revenue.

	2012	2011
Ingram Micro	11%	14%

In fiscal 2013 and 2012, no single customer was responsible for over 10% of our trade receivables.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2013
(in thousands, except per share data)	Quarter Ended
	March 1	May 31	August 30	November 29
Revenue	$1,007,873	$1,010,549	$995,119	$1,041,699
Gross profit	$851,189	$875,268	$848,043	$894,183
Income before income taxes	$83,484	$91,127	$93,260	$88,270
Net income	$65,117	$76,546	$83,002	$65,320
Basic net income per share	$0.13	$0.15	$0.16	$0.13
Diluted net income per share	$0.13	$0.15	$0.16	$0.13

	2012
(in thousands, except per share data)	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$1,045,220	$1,124,449	$1,080,580	$1,153,428
Gross profit	$936,955	$993,531	$960,959	$1,028,450
Income before income taxes	$270,377	$294,574	$263,212	$290,631
Net income	$185,209	$223,876	$201,357	$222,333
Basic net income per share	$0.37	$0.45	$0.41	$0.45
Diluted net income per share	$0.37	$0.45	$0.40	$0.44
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries (the “Company”) as of November 29, 2013 and November 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 29, 2013. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of November 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 29, 2013 and November 30, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended November 29, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

(signed) KPMG LLP
Santa Clara, California
January 21, 2014

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 29, 2013. Based on their evaluation as of November 29, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 29, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 29, 2013, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 29, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) is incorporated by reference to our 2014 Proxy Statement. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.
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
Date: January 21, 2014

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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 21, 2014
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 21, 2014
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHATANU NARAYEN		January 21, 2014
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 21, 2014
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 21, 2014
Richard T. Rowley	Vice President, Corporate Controller and Principal Accounting Officer

/s/ AMY BANSE		January 21, 2014
Amy Banse	Director

/s/ KELLY BARLOW		January 21, 2014
Kelly Barlow	Director

Signature	Title	Date

/s/ EDWARD W. BARNHOLT		January 21, 2014
Edward W. Barnholt	Director

/s/ ROBERT K. BURGESS		January 21, 2014
Robert K. Burgess	Director

/s/ FRANK CALDERONI		January 21, 2014
Frank Calderoni	Director

/s/ MICHAEL R. CANNON		January 21, 2014
Michael R. Cannon	Director

/s/ JAMES E. DALEY		January 21, 2014
James E. Daley	Director

/s/ LAURA DESMOND		January 21, 2014
Laura Desmond	Director

/s/ DANIEL L. ROSENSWEIG		January 21, 2014
Daniel L. Rosensweig	Director

/s/ ROBERT SEDGEWICK		January 21, 2014
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Adobe
Adobe Connect
Adobe Muse
Adobe Premiere
After Effects
Behance
Creative Cloud
Creative Suite
Dreamweaver
EchoSign
Flash
Illustrator
InCopy
InDesign
Lightroom
LiveCycle
Omniture
PhoneGap
PhoneGap Build
Photoshop
PostScript
Reader
Revel
Typekit

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/12/13	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.29	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1

10.30	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2

10.31	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.32	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.33	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.34	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.35	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.36	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.37	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.38	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.39	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.40	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.41	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.42	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.43	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.44	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.45	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.46	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.47	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.48	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.50	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.51	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.52	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.53	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.3

10.54	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.55	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.56	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.57	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.58	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7

10.59	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.60	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.61	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.62	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.63	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.64	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.65	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.66	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.67	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.68	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants*	8-K	12/15/11	10.1

10.69	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2

10.70	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.71	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.72	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.73	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

10.74	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1

10.75	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2

10.76	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2

10.77	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5

10.78	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1

10.79	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2

10.80	Description of 2013 Director Compensation*				X

10.81	Description of 2014 Director Compensation*				X

12.1	Ratio of Earnings to Fixed Charges				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.42 through 10.52 are to filings made by Omniture, Inc.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Systems Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.