Form 10-Q
period 2014-02-28
ADOBE SYSTEMS INC
filed 2014-03-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 21, 2014 was 497,730,431.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28, 2014	November 29, 2013
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$733,916	$834,556
Short-term investments	2,398,176	2,339,196
Trade receivables, net of allowances for doubtful accounts of $8,637 and $10,228, respectively	510,507	599,820
Deferred income taxes	91,149	102,247
Prepaid expenses and other current assets	208,643	170,110
Total current assets	3,942,391	4,045,929
Property and equipment, net	651,083	659,774
Goodwill	4,782,448	4,771,981
Purchased and other intangibles, net	570,171	605,254
Investment in lease receivable	207,239	207,239
Other assets	92,550	90,121
Total assets	$10,245,882	$10,380,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$64,508	$62,096
Accrued expenses	584,273	656,939
Debt and capital lease obligations	613,310	14,676
Accrued restructuring	6,193	6,171
Income taxes payable	12,986	10,222
Deferred revenue	831,077	775,544
Total current liabilities	2,112,347	1,525,648
Long-term liabilities:
Debt and capital lease obligations	896,418	1,499,297
Deferred revenue	50,010	53,268
Accrued restructuring	6,992	7,717
Income taxes payable	135,202	132,545
Deferred income taxes	362,859	375,634
Other liabilities	71,171	61,555
Total liabilities	3,634,999	3,655,664
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 498,501 and 496,261 shares outstanding, respectively	61	61
Additional paid-in-capital	3,475,186	3,392,696
Retained earnings	6,734,701	6,928,964
Accumulated other comprehensive income	56,592	46,103
Treasury stock, at cost (102,333 and 104,573 shares, respectively), net of reissuances	(3,655,657)	(3,643,190)
Total stockholders’ equity	6,610,883	6,724,634
Total liabilities and stockholders’ equity	$10,245,882	$10,380,298
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of November 29, 2013 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 28, 2014	March 1, 2013
Revenue:
Products	$471,454	$675,789
Subscription	423,563	224,266
Services and support	105,103	107,818
Total revenue	1,000,120	1,007,873
Cost of revenue:
Products	27,498	51,982
Subscription	76,732	62,580
Services and support	44,279	42,122
Total cost of revenue	148,509	156,684
Gross profit	851,611	851,189
Operating expenses:
Research and development	209,525	209,638
Sales and marketing	410,141	398,033
General and administrative	138,984	132,853
Restructuring and other charges	663	2
Amortization of purchased intangibles	13,552	12,439
Total operating expenses	772,865	752,965
Operating income	78,746	98,224
Non-operating income (expense):
Interest and other income (expense), net	3,145	1,246
Interest expense	(16,590)	(16,834)
Investment gains (losses), net	(409)	848
Total non-operating income (expense), net	(13,854)	(14,740)
Income before income taxes	64,892	83,484
Provision for income taxes	17,846	18,367
Net income	$47,046	$65,117
Basic net income per share	$0.09	$0.13
Shares used to compute basic net income per share	496,948	498,607
Diluted net income per share	$0.09	$0.13
Shares used to compute diluted net income per share	508,340	507,840

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2014	March 1, 2013
	Increase/(Decrease)
Net income	$47,046	$65,117
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1,510	702
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(637)	(1,584)
Net increase (decrease) from available-for-sale securities	873	(882)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(29)	21,776
Reclassification adjustment for gains / losses on derivative instruments recognized	(2,798)	(7,094)
Net increase (decrease) from derivatives designated as hedging instruments	(2,827)	14,682
Foreign currency translation adjustments	12,443	(4,402)
Other comprehensive income, net of taxes	10,489	9,398
Total comprehensive income, net of taxes	$57,535	$74,515

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2014	March 1, 2013
Cash flows from operating activities:
Net income	$47,046	$65,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	77,636	76,752
Stock-based compensation	82,788	84,196
Deferred income taxes	(3,341)	15,176
Unrealized (gains) losses on investments	975	(418)
Other non-cash items	(719)	(4,647)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	90,492	131,511
Prepaid expenses and other current assets	(43,559)	(35,447)
Trade payables	2,412	22,477
Accrued expenses	(60,140)	(78,966)
Accrued restructuring	(528)	(4,047)
Income taxes payable	6,336	(29,187)
Deferred revenue	52,275	79,514
Net cash provided by operating activities	251,673	322,031
Cash flows from investing activities:
Purchases of short-term investments	(377,598)	(723,541)
Maturities of short-term investments	46,120	110,958
Proceeds from sales of short-term investments	269,732	366,808
Acquisitions, net of cash acquired	—	(96,356)
Purchases of property and equipment	(29,393)	(60,190)
Purchases of long-term investments and other assets	(4,062)	(46,633)
Proceeds from sale of long-term investments	779	2,840
Net cash used for investing activities	(94,422)	(446,114)
Cash flows from financing activities:
Purchases of treasury stock	(200,000)	(100,000)
Proceeds from (cost of) issuance of treasury stock, net	(53,776)	88,566
Proceeds from debt and capital lease obligations	—	25,703
Repayment of debt and capital lease obligations	(4,433)	(2,507)
Debt issuance costs	—	(357)
Net cash (used for) provided by financing activities	(258,209)	11,405
Effect of foreign currency exchange rates on cash and cash equivalents	318	(5,992)
Net decrease in cash and cash equivalents	(100,640)	(118,670)
Cash and cash equivalents at beginning of period	834,556	1,425,052
Cash and cash equivalents at end of period	$733,916	$1,306,382
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$16,401	$49,863
Cash paid for interest	$31,740	$31,960
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$661

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013 on file with the SEC (our “Annual Report”).
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
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities has brought additional community features to Creative Cloud since its acquisition. We have included the financial results of Behance in our Condensed Consolidated Financial Statements beginning on the acquisition date.
Under the acquisition method of accounting, the total purchase price was allocated to Behance’s net tangible and intangible assets based upon their estimated fair values as of December 20, 2012. The total final purchase price for Behance was $111.1 million of which $91.4 million was allocated to goodwill, $28.5 million to identifiable intangible assets and $8.8 million to net liabilities assumed. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.

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
Cash, cash equivalents and short-term investments consisted of the following as of February 28, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$289,712	$—	$—	$289,712
Cash equivalents:
Money market mutual funds	388,448	—	—	388,448
Municipal securities	6,000	—	—	6,000
Time deposits	32,757	—	—	32,757
U.S. Treasury securities	16,997	2	—	16,999
Total cash equivalents	444,202	2	—	444,204
Total cash and cash equivalents	733,914	2	—	733,916
Short-term fixed income securities:
Corporate bonds and commercial paper	1,343,106	7,847	(382)	1,350,571
Foreign government securities	11,188	59	—	11,247
Municipal securities	177,752	623	(4)	178,371
U.S. agency securities	430,012	1,371	(169)	431,214
U.S. Treasury securities	425,669	759	(111)	426,317
Subtotal	2,387,727	10,659	(666)	2,397,720
Marketable equity securities	178	278	—	456
Total short-term investments	2,387,905	10,937	(666)	2,398,176
Total cash, cash equivalents and short-term investments	$3,121,819	$10,939	$(666)	$3,132,092

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of February 28, 2014 and November 29, 2013 (in thousands):

	2014		2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$194,460	$(382)	$225,759	$(631)
Municipal securities	6,082	(4)	13,522	(24)
U.S. Treasury and agency securities	94,326	(280)	105,278	(283)
Total	$294,868	$(666)	$344,559	$(938)

There were 155 securities and 177 securities in an unrealized loss position for less than twelve months at February 28, 2014 and at November 29, 2013, respectively.
As of February 28, 2014, there was one security with a fair value of $0.6 million in an unrealized loss position for more than twelve months. The gross unrealized loss for this security was immaterial. As of November 29, 2013, there were no securities in an unrealized loss position for more than twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of February 28, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$595,088	$596,510
Due between one and two years	881,962	885,816
Due between two and three years	697,464	701,525
Due after three years	213,213	213,869
Total	$2,387,727	$2,397,720
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the three months ended February 28, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended February 28, 2014.
The fair value of our financial assets and liabilities at February 28, 2014 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$388,448	$388,448	$—	$—
Municipal securities	6,000	—	6,000	—
Time deposits	32,757	32,757	—	—
U.S. Treasury securities	16,999	—	16,999	—
Short-term investments:
Corporate bonds and commercial paper	1,350,571	—	1,350,571	—
Foreign government securities	11,247	—	11,247	—
Marketable equity securities	456	456	—	—
Municipal securities	178,371	—	178,371	—
U.S. agency securities	431,214	—	431,214	—
U.S. Treasury securities	426,317	—	426,317	—
Prepaid expenses and other current assets:
Foreign currency derivatives	6,725	—	6,725	—
Other assets:
Deferred compensation plan assets	22,709	529	22,180	—
Total assets	$2,871,814	$422,190	$2,449,624	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,608	$—	$1,608	$—
Total liabilities	$1,608	$—	$1,608	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 29, 2013 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$429,373	$429,373	$—	$—
Time deposits	104,711	104,711	—	—
U.S. Treasury securities	14,251	—	14,251	—
Short-term investments:
Corporate bonds and commercial paper	1,267,860	—	1,267,860	—
Foreign government securities	11,269	—	11,269	—
Marketable equity securities	720	720	—	—
Municipal securities	186,624	—	186,624	—
U.S. agency securities	447,945	—	447,945	—
U.S. Treasury securities	424,778	—	424,778	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,891	—	11,891	—
Other assets:
Deferred compensation plan assets	19,816	894	18,922	—
Total assets	$2,919,238	$535,698	$2,383,540	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,067	$—	$1,067	$—
Total liabilities	$1,067	$—	$1,067	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three months ended February 28, 2014, we determined there were no other-than-temporary impairments on our cost method investments.
As of February 28, 2014, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables. The fair value of our debt was $1.6 billion as of February 28, 2014, based on Level 2 quoted prices in inactive markets. See Note 13 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
Hedge Accounting
We recognize derivative instruments and hedging activities as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Condensed Consolidated Statements of

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was insignificant for the periods presented. The time value of purchased contracts is recorded in interest and other income, net in our Condensed Consolidated Statements of Income.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of February 28, 2014 and November 29, 2013 were as follows (in thousands):

	2014		2013
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$5,549	$—	$8,913	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	1,176	1,608	2,978	1,067
Total derivatives	$6,725	$1,608	$11,891	$1,067
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The aggregate fair value of derivative instruments in net asset positions represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by the fair value of liabilities included in master netting arrangements with those same counterparties.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three months ended February 28, 2014 and March 1, 2013 were as follows (in thousands):

	2014		2013
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(29)	$—	$21,776	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$2,798	$—	$7,094	$—
Net gain (loss) recognized in income(3)	$(3,543)	$—	$(4,668)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,235	$—	$1,478
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of February 28, 2014 and November 29, 2013 was $4.782 billion and $4.772 billion, respectively.
Purchased and other intangible assets subject to amortization as of February 28, 2014 and November 29, 2013 were as follows (in thousands):

	2014			2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$404,493	$(218,930)	$185,563	$423,237	$(220,414)	$202,823
Customer contracts and relationships	$391,338	$(121,813)	$269,525	$389,800	$(111,416)	$278,384
Trademarks	67,273	(30,077)	37,196	67,546	(27,933)	39,613
Acquired rights to use technology	155,322	(82,099)	73,223	155,322	(76,740)	78,582
Localization	3,257	(2,044)	1,213	3,404	(2,172)	1,232
Other intangibles	16,474	(13,023)	3,451	16,447	(11,827)	4,620
Total other intangible assets	$633,664	$(249,056)	$384,608	$632,519	$(230,088)	$402,431
Purchased and other intangible assets, net	$1,038,157	$(467,986)	$570,171	$1,055,756	$(450,502)	$605,254

In the first quarter of fiscal 2013, we acquired rights to use certain technology for $51.8 million. Of this cost, an estimated $25.3 million was related to future licensing rights that has been capitalized and is being amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue.

Excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense related to purchased and other intangible assets was $41.1 million and $38.6 million for the three months ended February 28, 2014 and March 1, 2013, respectively. Of these amounts, $26.8 million and $26.4 million were included in cost of sales for the three months ended February 28, 2014 and March 1, 2013, respectively. As of February 28, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2014	$56,202	$56,297
2015	61,572	68,180
2016	22,999	62,234
2017	15,541	52,932
2018	9,144	41,868
Thereafter	20,105	103,097
Total expected amortization expense	$185,563	$384,608

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of February 28, 2014 and November 29, 2013 consisted of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$236,607	$318,219
Sales and marketing allowances	71,175	66,502
Accrued corporate marketing	29,574	22,801
Taxes payable	28,301	18,225
Royalties payable	12,727	14,778
Accrued interest expense	4,833	20,613
Other	201,056	195,801
Accrued expenses	$584,273	$656,939

Other primarily includes general corporate accruals for technical support and local and regional expenses, including our accrual for a loss contingency as of February 28, 2014. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 12 for further information regarding the loss contingency.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended February 28, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	17,948	18,415
Awarded	3,327	7,236
Released	(5,870)	(6,224)
Forfeited	(361)	(1,479)
Ending outstanding balance	15,044	17,948

 Information regarding restricted stock units outstanding at February 28, 2014 and March 1, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Restricted stock units outstanding	15,044	1.45	$1,032.5
Restricted stock units vested and expected to vest	13,177	1.39	$899.0
2013
Restricted stock units outstanding	18,936	1.66	$754.2
Restricted stock units vested and expected to vest	16,279	1.59	$646.5
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of February 28, 2014 and March 1, 2013 were $68.63 and $39.83, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Performance Shares
On January 24, 2014, our Executive Compensation Committee approved the 2014 Performance Share Program, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Under our 2014 Performance Share Program (“2014 Program”), shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. The purpose of the 2014 Program is to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2017. Participants in the 2014 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
Effective January 24, 2013, our Executive Compensation Committee modified our Performance Share Program by eliminating the use of qualitative performance objectives, with 100% of shares to be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance awards were granted under the 2013 Performance Share Program (“2013 Program”) pursuant to the terms of our 2003 Equity Incentive Plan. The purpose of the 2013 Program is to align key management and senior leadership with stockholders’ interests over the long term and to retain key employees. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2016. Participants in the 2013 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
As of February 28, 2014, the shares awarded under our 2013 and 2014 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2013 and 2014 Performance Share Programs for the three months ended February 28, 2014 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	854	1,707
Awarded	709	1,417
Forfeited	(9)	(18)
Ending outstanding balance	1,554	3,106
In the first quarter of fiscal 2013, the Executive Compensation Committee certified the actual performance achievement of participants in the 2012 Performance Share Program (“2012 Program). Based upon the achievement of specific and/or market-based performance goals outlined in the 2012 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 116% of target or approximately 1.3 million shares for the 2012 Program. One third of the shares under the 2012 Program vested in the first quarter of fiscal 2013 and the remaining two thirds vest evenly on the following two anniversaries of the grant date, contingent upon the recipient's continued service to Adobe.
The following table sets forth the summary of performance share activity under our 2011 and 2012 Programs, based upon share awards actually achieved, for the three months ended February 28, 2014 and the fiscal year ended November 29, 2013 (in thousands):

	2014	2013
Beginning outstanding balance	861	388
Achieved	—	1,279
Released	(486)	(665)
Forfeited	(10)	(141)
Ending outstanding balance	365	861

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at February 28, 2014 and March 1, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	365	0.90	$25.1
Performance shares vested and expected to vest	336	0.90	$22.9
2013
Performance shares outstanding	978	1.32	$38.9
Performance shares vested and expected to vest	865	1.29	$34.4
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of February 28, 2014 and March 1, 2013 were $68.63 and $39.83, respectively.

Summary of Stock Options
There were no option grants during the three months ended February 28, 2014 and March 1, 2013. Option activity for the three months ended February 28, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	7,359	24,517
Granted	—	25
Exercised	(1,477)	(15,872)
Cancelled	(75)	(1,584)
Increase due to acquisition	—	273
Ending outstanding balance	5,807	7,359

Information regarding stock options outstanding at February 28, 2014 and March 1, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Options outstanding	5,807	$29.46	3.21	$227.5
Options vested and expected to vest	5,730	$29.57	3.18	$223.8
Options exercisable	4,681	$30.64	2.73	$177.9
2013
Options outstanding	18,535	$32.56	2.76	$139.3
Options vested and expected to vest	18,250	$32.66	2.71	$135.3
Options exercisable	15,495	$33.71	2.25	$99.4
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of February 28, 2014 and March 1, 2013 were $68.63 and $39.83, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Employee Stock Purchase Plan Shares
The expected life of the employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended February 28, 2014 and March 1, 2013 were as follows:

Three Months
	2014	2013
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 28%	26 - 30%
Risk free interest rate	0.09% - 0.39%	0.12 - 0.27%

Employees purchased 1.2 million shares at an average price of $27.84 and 1.2 million shares at an average price of $25.49 for the three months ended February 28, 2014 and March 1, 2013, respectively. The intrinsic value of shares purchased during the three months ended February 28, 2014 and March 1, 2013 was $39.0 million and $14.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of February 28, 2014, there was $580.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended February 28, 2014 and March 1, 2013 were as follows (in thousands):

	2014		2013
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$461	$1,369	$637	$1,063
Cost of revenue—services and support	731	1,538	855	2,450
Research and development	4,257	26,557	5,820	25,731
Sales and marketing	4,763	25,731	6,667	23,752
General and administrative	1,786	15,595	2,514	14,707
Total	$11,998	$70,790	$16,493	$67,703

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  RESTRUCTURING CHARGES
Restructuring Plans
Our restructuring plans consist of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of February 28, 2014, we considered our restructuring plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the three months ended February 28, 2014 (in thousands):

	November 29, 2013	Costs Incurred	Cash Payments	Other Adjustments	February 28, 2014
Termination benefits	$2,232	$—	$(145)	$(13)	$2,074
Cost of closing redundant facilities	11,655	528	(1,046)	(26)	11,111
Total restructuring plans	$13,887	$528	$(1,191)	$(39)	$13,185
Accrued restructuring charges of $13.2 million as of February 28, 2014 includes $6.2 million recorded in accrued restructuring, current and $7.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2014 and facilities-related liabilities under contract through fiscal 2021 of which approximately 53% will be paid through 2015.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended February 28, 2014 were as follows (in thousands):

Balance as of November 29, 2013	$6,928,964
Net income	47,046
Re-issuance of treasury stock	(241,309)
Balance as of February 28, 2014	$6,734,701
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of accumulated other comprehensive income and activity, net of related taxes, as of February 28, 2014 was as follows (in thousands):

	November 29, 2013	Increase / Decrease	Reclassification Adjustments		February 28, 2014
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$10,178	$1,271	$(670)		$10,779
Unrealized losses on available-for-sale securities	(937)	239	33		(665)
Net unrealized gains on available-for-sale securities	9,241	1,510	(637)	(1)	10,114
Net unrealized gains on derivative instruments designated as hedging instruments	5,367	(29)	(2,798)	(2)	2,540
Cumulative foreign currency translation adjustments	31,495	12,443	—		43,938
Total accumulated other comprehensive income, net of taxes	$46,103	$13,924	$(3,435)		$56,592
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

The following table sets forth the taxes related to each component of other comprehensive income for the three months ended February 28, 2014 and March 1, 2013 (in thousands):

	Three Months
	2014	2013
Available-for-sale securities:
Unrealized gains / losses	$(20)	$9
Reclassification adjustments	(1)	—
Subtotal available-for-sale securities	(21)	9
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—
Reclassification adjustments*	—	—
Subtotal derivatives designated as hedging instruments	—	—
Foreign currency translation adjustments	1	—
Total taxes, other comprehensive income	$(20)	$9
_________________________________________

(*)	Taxes related to derivative instruments were zero based on the tax jurisdiction where the derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.
During the three months ended February 28, 2014 and March 1, 2013, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $200.0 million and $100.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 28, 2014, we repurchased approximately 4.5 million shares at an average price of $58.27 through structured repurchase agreements entered into during fiscal 2013 and the three month ended February 28, 2014. During the three months ended March 1, 2013, we repurchased approximately 2.7 million shares at an average price of $37.32 through structured repurchase agreements entered into during 2012 and the three months ended March 1, 2013.
As of February 28, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares delivered to us by the financial statement date were excluded from the computation of earnings per share. As of February 28, 2014, $66.6 million of prepayment remained under this agreement.
Subsequent to February 28, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $150.0 million stock repurchase agreement, $450.0 million remains under our current authority.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and three months ended February 28, 2014 and March 1, 2013 (in thousands, except per share data):

	Three Months
	2014	2013
Net income	$47,046	$65,117
Shares used to compute basic net income per share	496,948	498,607
Dilutive potential common shares:
Unvested restricted stock and performance share awards	8,897	6,526
Stock options	2,495	2,707
Shares used to compute diluted net income per share	508,340	507,840
Basic net income per share	$0.09	$0.13
Diluted net income per share	$0.09	$0.13
For the three months ended February 28, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $60.85 that would have been anti-dilutive. Comparatively, for the three months ended March 1, 2013, options to purchase approximately 6.8 million shares of common stock with exercise prices greater than the average fair market value of our stock of $37.82 were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of February 28, 2014, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of February 28, 2014, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities.  Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. In our fiscal quarter ended February 28, 2014 we accrued a loss contingency of $10.0 million associated with this matter. Trial in this matter is scheduled for May 2014.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2014, we made a semi-annual interest payment of $31.1 million. Based on quoted prices in inactive markets, the fair value of the Notes was $1.6 billion as of February 28, 2014.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of February 28, 2014, we were in compliance with all of the covenants.
During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Condensed Consolidated Balance Sheets, which represents the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
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
As of February 28, 2014, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of February 28, 2014, our capital lease obligations of $13.5 million are presented as current debt in our Condensed Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense) for the three months ended February 28, 2014 and March 1, 2013 included the following (in thousands):

	Three Months
	2014	2013
Interest and other income (expense), net:
Interest income	$5,134	$5,681
Foreign exchange gains (losses)	(2,803)	(6,174)
Realized gains on fixed income investment	670	1,598
Realized losses on fixed income investment	(33)	(14)
Other	177	155
Interest and other income (expense), net	$3,145	$1,246
Interest expense	$(16,590)	$(16,834)
Investment gains (losses), net:
Realized investment gains	$550	$418
Unrealized investment gains	95	444
Realized investment losses	(1,054)	(14)
Investment gains (losses), net	$(409)	$848
Non-operating income (expense), net	$(13,854)	$(14,740)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our segment results for the three months ended February 28, 2014 and March 1, 2013 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended February 28, 2014
Revenue	$641,103	$314,431	$44,586	$1,000,120
Cost of revenue	38,087	108,017	2,405	148,509
Gross profit	$603,016	$206,414	$42,181	$851,611
Gross profit as a percentage of revenue	94%	66%	95%	85%
Three months ended March 1, 2013
Revenue	$688,400	$267,700	$51,773	$1,007,873
Cost of revenue	53,709	98,279	4,696	156,684
Gross profit	$634,691	$169,421	$47,077	$851,189
Gross profit as a percentage of revenue	92%	63%	91%	84%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“the SEC”), including our Annual Report on Form 10-K for fiscal 2013. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of software and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our software directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We also distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. We offer some of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or “cloud-based” model) as well as through term subscription and pay-per-use models. Our software runs on personal computers (“PCs”) and server-based computers, as well as on mobile, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a website at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.
OPERATIONS OVERVIEW
For our first quarter of fiscal 2014, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, community-based features and services through our acquisition of Behance in December 2012, digital publishing and app creation capabilities, and lower entry point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud is transforming our business model and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. This model drives our revenue to be more recurring and predictable as revenue is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Additionally, in May 2013 we announced we would exclusively deliver new creative product innovations and features to Creative Cloud subscribers, and that Adobe Creative Suite 6 (“CS6”), which was released in May 2012, would be the last major update we provide for perpetual licensees. More recently, we announced the removal of general availability of CS6 on a perpetual licensing basis from legacy shrinkwrap and volume licensing channels. We will still offer CS6 through our Adobe.com website and in certain markets.

Because of the shift towards Creative Cloud subscriptions and ETLAs, we have stated we expect perpetual revenue for CS6 to sequentially decline, and in the second half of fiscal 2014 we expect revenue from perpetual licensing of our creative professional products to be immaterial.

Total Digital Media revenue declined during the first quarter of fiscal 2014 compared to the year ago period as adoption of our Creative Cloud subscription offering continued to increase while CS6 perpetual revenue continued to decline as expected. This resulted in a milestone where reported revenue from subscriptions and ETLA adoption exceeded that of perpetual licenses of our creative professional products for the first time during the first quarter of fiscal 2014.

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

For our Creative business, we define Creative ARR as the sum of:

•	the number of current paid subscriptions, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•twelve months of contract value of ETLAs where the revenue is ratably recognized over the life of the contract; plus

•twelve months of Adobe Digital Publishing Suite contract value where the revenue is ratably recognized.

We exited the first quarter fiscal 2014 with 1.844 million paid Creative Cloud subscriptions, up 28% from 1.439 million at the end fiscal 2013. Total Creative ARR exiting the first quarter of fiscal 2014 was $987.0 million, up from $801.0 million as of November 29, 2013.

Our Digital Media segment also includes our Document Services products and solutions, including Acrobat, Acrobat cloud services and EchoSign e-signing solution.  In the first quarter of fiscal 2014 we continued to drive solid adoption of our Acrobat family of products primarily through license agreements with enterprise customers.  During the first quarter of fiscal 2014, a higher percentage of these agreements were ETLAs, which like ETLAs with our creative customers, cause more revenue to be recognized over time rather than at the time of contract signing. This has caused a decline in Acrobat revenue which was partially offset by increases associated with our Acrobat cloud services and EchoSign during the first quarter of fiscal 2014.

We expect that the benefit of ETLAs will improve our growth potential over time.  In addition to Acrobat, we also drove strong adoption of subscription based services including our Acrobat cloud services and EchoSign. Combined, adoption of Acrobat through ETLAs and our Document Services subscription offerings helped grow Document Services ARR to $164.0 million exiting the first quarter of fiscal 2014, up from $63.0 million at the end of the first quarter of fiscal 2013.

Total Digital Media ARR, which we define as the sum of Creative ARR and Document Services ARR, grew to $1.15 billion at the exit of the first quarter of fiscal 2014, up from $300.0 million at the end of the first quarter fiscal 2013, demonstrating the progress we have made with our transformation of our business to a more recurring, ratable and predictable revenue model.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign—a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during our third quarter of fiscal 2013.

Revenue from Adobe Marketing Cloud increased 24% during the three months ended February 28, 2014 compared to the year ago period. Helping to drive this performance was strong adoption of our Adobe Experience Manager (“AEM”) offering and the addition of Neolane in mid-third quarter of fiscal 2013.

AEM, our fastest growing digital marketing solution, has typically been licensed by our customers as an on-premise offering where license revenue is recognized at the time of the transaction. In the past year, we introduced a managed services offering of AEM for which revenue is recognized ratably. We expect continued adoption of the newer managed services offering, which will increasingly migrate AEM revenue in this segment to be recurring. Given the comparisons involving more new license revenue being recognized over time versus past license revenue being recognized up front, we anticipate this trend may impact overall Adobe Marketing Cloud reported revenue growth in the near term.

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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, goodwill impairment and income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no significant changes in our critical accounting policies and estimates during the three months ended February 28, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2013.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
Financial Performance Summary for the First Quarter of Fiscal 2014

•
Consistent with our strategy, during the three months ended February 28, 2014, our subscription revenue as a percentage of total revenue increased to 42% compared with 22%, in the year ago period, as we transition more of our business to a subscription-based model.

•	We exited the first quarter of fiscal 2014 with 1.844 million paid Creative Cloud subscriptions, up 28% from 1.439 million at the end of fiscal 2013.

•
Total Digital Media ARR of approximately $1.15 billion as of February 28, 2014 increased by $207.0 million, or 22%, from $944.0 million as of November 29, 2013. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and continued adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Adobe Marketing Cloud revenue of $267.0 million during the three months ended February 28, 2014 increased by $51.6 million, or 24% compared to the three months ended March 1, 2013. The increase was primarily due to strong adoption of our AEM offering and the addition of Neolane in the third quarter of fiscal 2013.

•
Our total deferred revenue of $881.1 million as of February 28, 2014 increased by $52.3 million, or 6% from November 29, 2013, primarily due to increases in subscriptions, ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $148.5 million during the three months ended February 28, 2014 decreased by $8.2 million, or 5%, compared to the three months ended March 1, 2013. The decrease is primarily due to a one-time charge associated with technology license arrangements during the three months ended March 1, 2013. This decline was offset by increased hosting and server costs associated with our subscription and SaaS offerings and costs associated with compensation and related benefits driven by additional headcount.

•
Operating expenses of $772.9 million during the three months ended February 28, 2014 increased by $19.9 million, or 3%, compared to the three months ended March 1, 2013. The increase is primarily driven by costs associated with higher incentive compensation program achievement during the three months ended February 28, 2014.

•
Net income of $47.0 million during the three months ended February 28, 2014 decreased by $18.1 million, or 28%, compared to the three months ended March 1, 2013. The decrease is primarily due to our revenue model becoming more ratable as well as the reasons stated above.

•
Net cash flow from operations of $251.7 million during the three months ended February 28, 2014 decreased by $70.4 million, or 22%, compared to the three months ended March 1, 2013 primarily due to lower net income as discussed above, coupled with changes in trade receivables as compared to the first quarter of fiscal 2013.

Revenue for the Three Months Ended February 28, 2014 and March 1, 2013 (dollars in millions)

	Three Months
	2014	2013	% Change
Product	$471.4	$675.8	(30)%
Percentage of total revenue	47%	67%
Subscription	423.6	224.3	89%
Percentage of total revenue	42%	22%
Services and support	105.1	107.8	(3)%
Percentage of total revenue	11%	11%
Total revenue	$1,000.1	$1,007.9	(1)%

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
As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three months ended February 28, 2014 and March 1, 2013 are as follows (dollars in millions):

	Three Months
	2014	2013	% Change
Digital Media	$238.0	$69.0	245%
Digital Marketing	183.8	154.9	19%
Print and Publishing	1.8	0.4	350%
Total subscription revenue	$423.6	$224.3	89%

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

Segment Information (dollars in millions)

	Three Months
	2014	2013	% Change
Digital Media	$641.1	$688.4	(7)%
Percentage of total revenue	64%	68%
Digital Marketing	314.4	267.7	17%
Percentage of total revenue	31%	27%
Print and Publishing	44.6	51.8	(14)%
Percentage of total revenue	5%	5%
Total revenue	$1,000.1	$1,007.9	(1)%

Digital Media

Revenue from Digital Media decreased $47.3 million during the three months ended February 28, 2014, as compared to the three months ended March 1, 2013, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription-based model.

Revenue related to our creative professional products, which includes our Creative Cloud, Creative Suite editions and CS point products, decreased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to continued customer adoption of Creative Cloud subscription offerings. Due to the recent change to remove the availability of CS6 on a perpetual licensing basis from certain sales channels, we continue to anticipate accelerated adoption of Creative Cloud for individuals, teams and enterprises, for which revenue is recognized over time. This change will continue to cause our traditional perpetual license revenue to decline.

Revenue associated with our other creative products decreased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 primarily due to decreases associated with distribution of third-party software via Flash Player downloads, offset in part by increases associated with the release of Adobe Lightroom 5 in December 2013 and our Digital Publishing Suite.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013. Unit average selling prices for our perpetual units licensed decreased during the three months ended February 28, 2014 as compared to the same periods in the prior year.

Document Services revenue, which includes our Acrobat product family, increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013. The increase in Document Services revenue was primarily due to higher revenue associated with our Acrobat cloud service and EchoSign. These increases were slightly offset by the effects of the continued shift to ETLAs.

Within Document Services, excluding large enterprise license agreement deals, the number of units licensed decreased while the unit average selling prices increased for the three months ended February 28, 2014, as compared to the three months ended March 1, 2013.

Digital Marketing

Revenue from Digital Marketing increased $46.7 million during the three months ended February 28, 2014, as compared to the three months ended March 1, 2013. The increases were primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 24% during the three months ended February 28, 2014, as compared to the year ago period. Contributing to this increase was strong adoption of all of our Digital Marketing offerings, particularly AEM, and the addition of Neolane which we acquired in the third quarter of fiscal 2013.
Print and Publishing

Revenue from Print and Publishing decreased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013, primarily due to decreases in legacy product revenue and, to a lesser extent, increased ETLAs for some products in this group.

Geographical Information (dollars in millions)

	Three Months
	2014	2013	% Change
Americas	$536.6	$500.3	7%
Percentage of total revenue	54%	50%
EMEA	299.8	297.5	1%
Percentage of total revenue	29%	30%
APAC	163.7	210.1	(22)%
Percentage of total revenue	17%	20%
Total revenue	$1,000.1	$1,007.9	(1)%

Overall revenue during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 increased in the Americas and EMEA and declined in APAC. Revenue in the Americas increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to increases in Digital Media and Digital Marketing, partially offset by declines in Print and Publishing. Revenue in EMEA increased slightly during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to increases in Digital Marketing, offset by declines in Digital Media and Print and Publishing. Revenue in APAC decreased across all reportable segments during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 which was due in part to the weakening of the Japanese Yen against the U.S. Dollar. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall decrease in revenue for the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 were impacts associated with foreign currency as shown below.

(in millions)	2014
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$4.5
British Pound	1.0
Other currencies	0.1
Total EMEA	5.6
Japanese Yen	(13.2)
Other currencies	(3.3)
Total revenue impact	(10.9)
Hedging impact:
Japanese Yen	2.8
Total impact	$(8.1)
During the three months ended February 28, 2014, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the same reporting period last year. This decrease was partially offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar weakened against the Euro and the British Pound. Our Yen currency hedging programs resulted in hedging gains during the three months ended February 28, 2014.

Cost of Revenue for the Three Months Ended February 28, 2014 and March 1, 2013 (dollars in millions)

	Three Months
	2014	2013	% Change
Product	$27.5	$52.0	(47)%
Percentage of total revenue	3%	5%
Subscription	76.7	62.6	23%
Percentage of total revenue	8%	6%
Services and support	44.3	42.1	5%
Percentage of total revenue	4%	4%
Total cost of revenue	$148.5	$156.7	(5)%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to the following:

% Change 2014-2013 QTD
Amortization of purchased intangibles and technology license arrangements	(50)%
Excess and obsolete inventory	8
Various individually insignificant items	(5)
Total change	(47)%
Amortization of purchased intangibles and technology license arrangements decreased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 as we entered into certain technology licensing arrangements during the three months ended March 1, 2013 for which payments of $26.5 million related to historical use of certain technology licensing arrangements were expensed as cost of product revenue during the first quarter of fiscal 2013.
Excess and obsolete inventory increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to increased reserve requirements for CS6 shrink boxes and point-of-sale activation keycards as we have discontinued the general availability of these products on a perpetual licensing basis.
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
Cost of subscription revenue increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 primarily due to the increase in hosted server costs. Hosted server costs increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 primarily due to increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services, depreciation expense from higher capital expenditures late in fiscal 2013 and compensation and related benefits driven by additional headcount, including from our acquisition of Neolane in the third quarter of fiscal 2013.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 primarily due to increases in compensation and related benefits and third-party fees related to training and consulting services provided to our customers.
Operating Expenses for the Three Months Ended February 28, 2014 and March 1, 2013 (dollars in millions)

	Three Months
	2014	2013	% Change
Research and development	$209.5	$209.6	—%
Percentage of total revenue	21%	21%
Sales and marketing	410.1	398.0	3%
Percentage of total revenue	41%	39%
General and administrative	139.0	132.9	5%
Percentage of total revenue	14%	13%
Restructuring and other charges	0.7	—	**
Percentage of total revenue	*	*
Amortization of purchased intangibles	13.6	12.5	9%
Percentage of total revenue	1%	1%
Total operating expenses	$772.9	$753.0	3%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Sales and Marketing and General and Administrative Expenses
The increase in sales and marketing and general and administrative expenses during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 is primarily due to higher incentive compensation program achievement in fiscal 2014.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. Research and development expenses remained relatively stable during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013. The increase in compensation associated with our incentive compensation program achievement is offset by the decrease in expenses related to seminars during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013.
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

Sales and marketing expenses increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to the following:

% Change 2014-2013 QTD
Compensation associated with incentive compensation	4%
Compensation and related benefits associated with headcount growth	2
Marketing spending related to product launches and overall marketing efforts	(3)
Total change	3%

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

General and administrative expenses increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 due to the following:

% Change 2014-2013 QTD
Compensation associated with incentive compensation	4%
Compensation and related benefits associated with headcount growth	1
Loss contingency	8
Charitable contributions	(10)
Various individually insignificant items	2
Total change	5%
See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the loss contingency.
The decrease in charitable contributions during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 is due to the timing of planned contributions to the Adobe Foundation.
 Restructuring and Other Charges
Restructuring charges for the three months ended February 28, 2014 and March 1, 2013 were immaterial.
Amortization of Purchased Intangibles
Amortization expense increased 9% during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013. The increase is primarily due to amortization expense associated with intangible assets purchased through our acquisition of Neolane in the third quarter of fiscal 2013.

Non-Operating Income (Expense), Net for the Three Months Ended February 28, 2014 and March 1, 2013 (dollars in millions)

	Three Months
	2014	2013	% Change
Interest and other income (expense), net	$3.1	$1.3	**
Percentage of total revenue	*	*
Interest expense	(16.6)	(16.8)	(1)%
Percentage of total revenue	(2)%	(2)%
Investment gains (losses), net	(0.4)	0.8	**
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(13.9)	$(14.7)	(5)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from hedging Euro, British Pound and Yen currencies.
Interest and other income (expense), net increased during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013 primarily due to decreased foreign currency losses offset by decreased realized gains on fixed income investments.
Interest Expense
Interest expense primarily represents interest associated with our senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Interest expense remained relatively stable during the three months ended February 28, 2014 as compared to the three months ended March 1, 2013.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Our net investment losses for the three months ended February 28, 2014 were primarily due to a realized loss on our direct investment in a privately held company, offset in part by realized gains on our deferred compensation plan assets. Our net investment gains for the three months ended March 1, 2013 were primarily due to realized and unrealized gains on our deferred compensation plan assets.
Provision for Income Taxes for the Three Months Ended February 28, 2014 and March 1, 2013 (dollars in millions)

	Three Months
	2014	2013	% Change
Provision	$17.8	$18.4	(3)%
Percentage of total revenue	2%	2%
Effective tax rate	28%	22%

Our effective tax rate increased by six percentage points for the three months ended February 28, 2014 as compared to the three months ended March 1, 2013. The increase was primarily due to the expiration of the federal research and development tax credit in December 2013 and weaker forecasted international profits for fiscal 2014. In addition to the above noted items, the effective tax rate during the three months ended March 1, 2013 included tax benefits related to the federal research and development tax credit’s retroactive reinstatement in January 2013.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at February 28, 2014 was $138.1 million, exclusive of interest and penalties. If the total unrecognized tax benefits at February 28, 2014 were recognized in the future, $127.5 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $10.6 million federal benefit related to deducting certain payments on future state tax returns.
As of February 28, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $12.1 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	February 28, 2014	November 29, 2013
Cash and cash equivalents	$733.9	$834.6
Short-term investments	$2,398.2	$2,339.2
Working capital	$1,830.0	$2,520.3
Stockholders’ equity	$6,610.9	$6,724.6
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	February 28, 2014	March 1, 2013
Net cash provided by operating activities	$251.7	$322.0
Net cash used for investing activities	(94.4)	(446.1)
Net cash provided by (used for) financing activities	(258.2)	11.4
Effect of foreign currency exchange rates on cash and cash equivalents	0.3	(6.0)
Net decrease in cash and cash equivalents	$(100.6)	$(118.7)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $251.7 million for the three months ended February 28, 2014 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue. Trade receivables declined primarily due to lower revenue levels and improved collections compared to the fourth quarter of fiscal 2013. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our individual, team and enterprise Creative Cloud offerings and increases in Digital Marketing and Digital Publishing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013.

The primary working capital uses of cash were decreases in accrued expenses and increases in prepaid expenses and other assets. Accrued expenses decreased primarily due to payment of fiscal 2013 bonuses, commissions and other incentive plans occurring primarily in the first quarter of 2014. During the three months ended February 28, 2014, we also made our semi-annual interest payment associated with our Notes totaling $31.1 million. The resulting reduction in accrued interest was partially offset by additional accruals made during the period. Prepaid expenses and other assets increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expenses, which are estimated and recorded at the beginning of the fiscal year and are expensed throughout the fiscal year. Also contributing to the increase in prepaid expenses and other assets were payments of annual maintenance and support services associated with our licensed technologies, which are billed on a calendar-year basis and paid in January of fiscal 2014.
Cash Flows from Investing Activities
Net cash used for investing activities of $94.4 million for the three months ended February 28, 2014 was primarily due to purchases of short-term investments and property and equipment. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $258.2 million for the three months ended February 28, 2014 was primarily due to payments for our treasury stock repurchases and related costs, and repayments of our capital lease obligations. See the section titled “Stock Repurchase Program” discussed below.
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
Restructuring
During the past several years, we have initiated various restructuring plans. Currently, we consider our restructuring plans to be substantially complete.
As of February 28, 2014, we have accrued total restructuring charges of $13.2 million. Of this amount, $11.1 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 53% will be paid through 2015.
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
As of February 28, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Condensed Consolidated Balance Sheets, which represents the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.

On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of February 28, 2014, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 83% of our consolidated invested balances during the first quarter of fiscal 2014. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.
During the three months ended February 28, 2014 and March 1, 2013, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $200.0 million and $100.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 28, 2014, we repurchased approximately 4.5 million shares at an average price of $58.27 through structured repurchase agreements entered into during fiscal 2013 and the three months ended February 28, 2014. During the three months ended March 1, 2013, we repurchased approximately 2.7 million shares at an average price of $37.32 through structured repurchase agreements entered into during 2012 and the three months ended March 1, 2013.
For the three months ended February 28, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by February 28, 2014 were excluded from the computation of earnings per share. As of February 28, 2014, $66.6 million of prepayments remained under the agreement
Subsequent to February 28, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $150.0 million stock repurchase agreement, $450.0 million remains under our current authority. See Note 10 for further discussion of our stock repurchase program.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended February 28, 2014.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013. Our principal commitments as of February 28, 2014 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the three months ended February 28, 2014. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At February 28, 2014, our maximum commitment for interest payments under the Notes was $276.0 million for the remaining duration of our senior notes.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.

Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of February 28, 2014, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended February 28, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of February 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We offer our products on a variety of PC, tablet and mobile devices. To the extent that customer purchases of personal computers slow down or there is a general slowdown of purchases of other devices on which our solutions are offered, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 29, 2013.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We often release new product and service offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability in such releases that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may be unaccustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these competitive threats, our business could be harmed.
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
We also devote significant resources to the development of technologies and service offerings in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.
The increased emphasis on a cloud strategy may give rise to risks that could harm our business.
In fiscal 2013 we discontinued future development and new releases of the perpetually-licensed line of Creative Suite products to focus our digital media business on Creative Cloud. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions to our creative tools and cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

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

•
the removal of general availability of CS6 on a perpetual licensing basis from legacy shrinkwrap and volume licensing channels, which we announced during our second quarter of fiscal 2014, could further reduce our revenues in the short term as our business shifts to subscription revenue that is recognized ratably;

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
The SaaS business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats/licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data-security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our services to disclose sensitive information via illegal electronic spamming, phishing and other tactics. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, governmental inquiry and oversight, damage our brand and reputation or otherwise harm our business.
Although these are industry-wide problems that affect computer systems, products and services across all platforms, they affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with large bases of users), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past lead to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, or if such countries experience further economic recessions, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Additionally, we cannot yet predict how federal or state spending cuts in the U.S. may affect our business, if at all. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government's ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
Mergers and acquisitions of high technology companies are inherently risky. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position.
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
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, as we have previously disclosed, hackers have managed to access certain of our source code in the past and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.
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
On behalf of certain of our customers using some of our services, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers (collectively, “channels”). This enables us to provide such customers with reports on aggregated anonymous or personal information from and about end-user interactions with various channels in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of end users depend in part on such customers' adherence to privacy laws and regulations and their use of our services in ways consistent with such end users' expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their end users the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.

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
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud and other hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on services hosted and controlled directly by us or by third parties. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate their agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, reducing our revenues.
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
Our revenue from Ingram Micro, Inc. has continued to decline as a percentage of net revenue, although it has remained as our top customer for the first quarter of fiscal 2014. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2014, no single agreement with Ingram Micro or any other distributor was responsible for a material amount of our total net revenue. If any one of our agreements with Ingram Micro were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.
As a global business that generates approximately 46% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
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
We have $1.5 billion in senior unsecured notes outstanding. We also have a $1.0 billion revolving credit facility, which is currently undrawn. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business.
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
Our cash equivalent and short-term investment portfolio as of February 28, 2014 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of February 28, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended February 28, 2014. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$929,211
November 30—December 27, 2013
Shares repurchased	2,296	$56.28	2,296	$(129,211)
December 28—January 24, 2014
Shares repurchased	1,126	$59.23	1,126	$(66,667)
January 25—February 28, 2014
Shares repurchased	1,085	$61.48	1,085	$(66,740)	(2)
Total	4,507		4,507	$666,593
_________________________________________

(1)	We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.

(2)
In January 2014, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of February 28, 2014, $66.6 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None

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

Date: March 28, 2014

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Creative Suite
EchoSign
Flash
Lightroom

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/12/13	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	2/17/98	10.44

10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13

10.15	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.17	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.26	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.27	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.28	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.29	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1

10.30	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2

10.31	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.32	Adobe Systems Incorporated Executive Cash Performance Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.33	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.34	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.35	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.36	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1

10.37	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.38	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.39	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.40	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.41	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.42	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.43	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.44	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.45	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.46	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.47	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.48	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.49	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.50	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.51	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.52	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.53	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.3

10.54	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.55	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.56	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.57	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.58	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7

10.59	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1

10.60	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.61	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.62	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

10.63	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1

10.64	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1

10.65	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1

10.66	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2

10.67	Description of 2012 Director Compensation*	10-K	1/26/12	10.76

10.68	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1

10.69	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2

10.70	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3

10.71	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4

10.72	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1

10.73	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1

10.74	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.75	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2

10.76	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2

10.77	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5

10.78	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1

10.79	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2

10.80	Description of 2013 Director Compensation*	10-K	1/21/14	10.80

10.81	Description of 2014 Director Compensation*	10-K	1/21/14	10.81

10.82	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2

10.83	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation				X

101.LAB	XBRL Taxonomy Extension Labels				X

101.PRE	XBRL Taxonomy Extension Presentation				X

101.DEF	XBRL Taxonomy Extension Definition				X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.28 are to filings made by Macromedia, Inc. References to Exhibits 10.42 through 10.52 are to filings made by Omniture, Inc.

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