Form 10-Q
period 2014-05-30
ADOBE SYSTEMS INC
filed 2014-06-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 20, 2014 was 497,375,239.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 30, 2014	November 29, 2013
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$817,020	$834,556
Short-term investments	2,513,191	2,339,196
Trade receivables, net of allowances for doubtful accounts of $7,929 and $10,228, respectively	531,557	599,820
Deferred income taxes	72,489	102,247
Prepaid expenses and other current assets	180,086	170,110
Total current assets	4,114,343	4,045,929
Property and equipment, net	642,450	659,774
Goodwill	4,773,798	4,771,981
Purchased and other intangibles, net	532,317	605,254
Investment in lease receivable	207,239	207,239
Other assets	102,052	90,121
Total assets	$10,372,199	$10,380,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$54,858	$62,096
Accrued expenses	656,940	656,939
Debt and capital lease obligations	609,742	14,676
Accrued restructuring	3,627	6,171
Income taxes payable	13,696	10,222
Deferred revenue	879,109	775,544
Total current liabilities	2,217,972	1,525,648
Long-term liabilities:
Debt and capital lease obligations	896,551	1,499,297
Deferred revenue	49,495	53,268
Accrued restructuring	6,099	7,717
Income taxes payable	139,870	132,545
Deferred income taxes	351,612	375,634
Other liabilities	73,712	61,555
Total liabilities	3,735,311	3,655,664
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 497,247 and 496,261 shares outstanding, respectively	61	61
Additional paid-in-capital	3,562,682	3,392,696
Retained earnings	6,806,104	6,928,964
Accumulated other comprehensive income	46,642	46,103
Treasury stock, at cost (103,587 and 104,573 shares, respectively), net of reissuances	(3,778,601)	(3,643,190)
Total stockholders’ equity	6,636,888	6,724,634
Total liabilities and stockholders’ equity	$10,372,199	$10,380,298
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30, 2014	May 31, 2013	May 30, 2014	May 31, 2013
Revenue:
Products	$479,247	$644,899	$950,701	$1,320,688
Subscription	476,694	254,521	900,257	478,787
Services and support	112,267	111,129	217,370	218,947
Total revenue	1,068,208	1,010,549	2,068,328	2,018,422
Cost of revenue:
Products	24,499	26,805	51,997	78,787
Subscription	84,147	66,527	160,879	129,107
Services and support	46,258	41,949	90,537	84,071
Total cost of revenue	154,904	135,281	303,413	291,965
Gross profit	913,304	875,268	1,764,915	1,726,457
Operating expenses:
Research and development	209,092	203,097	418,617	412,735
Sales and marketing	426,830	402,208	836,971	800,241
General and administrative	129,138	120,870	268,122	253,723
Restructuring and other charges	(366)	24,992	297	24,994
Amortization of purchased intangibles	13,352	12,792	26,904	25,231
Total operating expenses	778,046	763,959	1,550,911	1,516,924
Operating income	135,258	111,309	214,004	209,533
Non-operating income (expense):
Interest and other income (expense), net	2,563	1,268	5,708	2,514
Interest expense	(17,103)	(17,205)	(33,693)	(34,039)
Investment gains (losses), net	553	(4,245)	144	(3,397)
Total non-operating income (expense), net	(13,987)	(20,182)	(27,841)	(34,922)
Income before income taxes	121,271	91,127	186,163	174,611
Provision for income taxes	32,744	14,581	50,590	32,948
Net income	$88,527	$76,546	$135,573	$141,663
Basic net income per share	$0.18	$0.15	$0.27	$0.28
Shares used to compute basic net income per share	497,931	503,384	497,439	500,996
Diluted net income per share	$0.17	$0.15	$0.27	$0.28
Shares used to compute diluted net income per share	506,687	512,446	508,227	511,535

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30, 2014	May 31, 2013	May 30, 2014	May 31, 2013
	Increase/(Decrease)		Increase/(Decrease)
Net income	$88,527	$76,546	$135,573	$141,663
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1,977	(5,255)	3,488	(4,553)
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(1,251)	(788)	(1,888)	(2,372)
Net increase (decrease) from available-for-sale securities	726	(6,043)	1,600	(6,925)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	2,001	10,885	1,971	32,660
Reclassification adjustment for gains / losses on derivative instruments recognized	(2,616)	(15,299)	(5,414)	(22,392)
Net increase (decrease) from derivatives designated as hedging instruments	(615)	(4,414)	(3,443)	10,268
Foreign currency translation adjustments	(10,060)	(2,192)	2,382	(6,594)
Other comprehensive income, net of taxes	(9,949)	(12,649)	539	(3,251)
Total comprehensive income, net of taxes	$78,578	$63,897	$136,112	$138,412

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 30, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$135,573	$141,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	155,289	157,702
Stock-based compensation	165,798	163,066
Deferred income taxes	4,632	18,661
Write down of assets held for sale	—	23,838
Unrealized (gains) losses on investments	623	3,894
Other non-cash items	4,375	(9,191)
Excess tax benefits from stock-based compensation	(4,875)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	69,337	147,839
Prepaid expenses and other current assets	(23,977)	(18,651)
Trade payables	(7,238)	3,437
Accrued expenses	12,071	(46,482)
Accrued restructuring	(4,082)	(5,209)
Income taxes payable	11,891	(30,132)
Deferred revenue	99,792	70,744
Net cash provided by operating activities	619,209	621,179
Cash flows from investing activities:
Purchases of short-term investments	(895,758)	(1,358,634)
Maturities of short-term investments	128,661	196,201
Proceeds from sales of short-term investments	587,384	641,203
Acquisitions, net of cash acquired	—	(96,356)
Purchases of property and equipment	(56,591)	(106,439)
Purchases of long-term investments and other assets	(6,946)	(59,768)
Proceeds from sale of long-term investments	896	3,240
Net cash used for investing activities	(242,354)	(780,553)
Cash flows from financing activities:
Purchases of treasury stock	(350,000)	(300,000)
Proceeds from issuance of treasury stock	109,143	356,771
Cost of issuance of treasury stock	(150,095)	(83,550)
Excess tax benefits from stock-based compensation	4,875	—
Proceeds from debt and capital lease obligations	—	25,703
Repayment of debt and capital lease obligations	(8,059)	(9,804)
Debt issuance costs	—	(357)
Net cash used for financing activities	(394,136)	(11,237)
Effect of foreign currency exchange rates on cash and cash equivalents	(255)	(8,031)
Net decrease in cash and cash equivalents	(17,536)	(178,642)
Cash and cash equivalents at beginning of period	834,556	1,425,052
Cash and cash equivalents at end of period	$817,020	$1,246,410
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$27,532	$68,507
Cash paid for interest	$32,130	$32,676
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$661

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
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013, that are of significance or potential significance to us.
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
Under the acquisition method of accounting, the total final purchase price was allocated to Neolane's net tangible and intangible assets based upon their estimated fair values as of July 22, 2013. The total final purchase price for Neolane was $616.7 million of which $515.2 million was allocated to goodwill that was non-deductible for tax purposes, $115.0 million to identifiable intangible assets and $13.5 million to net liabilities assumed. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.
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
Cash, cash equivalents and short-term investments consisted of the following as of May 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$286,379	$—	$—	$286,379
Cash equivalents:
Money market mutual funds	441,576	—	—	441,576
Municipal securities	1,500	2	—	1,502
Time deposits	61,064	—	—	61,064
U.S. Treasury securities	26,499	—	—	26,499
Total cash equivalents	530,639	2	—	530,641
Total cash and cash equivalents	817,018	2	—	817,020
Short-term fixed income securities:
Corporate bonds and commercial paper	1,402,478	7,998	(229)	1,410,247
Foreign government securities	20,697	79	—	20,776
Municipal securities	181,886	671	(2)	182,555
U.S. agency securities	471,961	1,477	(101)	473,337
U.S. Treasury securities	425,007	920	(75)	425,852
Subtotal	2,502,029	11,145	(407)	2,512,767
Marketable equity securities	178	246	—	424
Total short-term investments	2,502,207	11,391	(407)	2,513,191
Total cash, cash equivalents and short-term investments	$3,319,225	$11,393	$(407)	$3,330,211

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of May 30, 2014 and November 29, 2013 (in thousands):

	2014		2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$93,651	$(95)	$225,759	$(631)
Municipal securities	15,742	(2)	13,522	(24)
U.S. Treasury and agency securities	38,156	(29)	105,278	(283)
Total	$147,549	$(126)	$344,559	$(938)

There were 78 securities and 177 securities in an unrealized loss position for less than twelve months at May 30, 2014 and at November 29, 2013, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of May 30, 2014 (in thousands):

	2014
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$20,841	$(134)
U.S. Treasury and agency securities	29,437	(147)
Total	$50,278	$(281)
As of May 30, 2014, there were 19 securities in an unrealized loss position for more than twelve months. As of November 29, 2013, there were no securities in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of May 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$598,760	$599,985
Due between one and two years	889,136	893,246
Due between two and three years	766,734	770,962
Due after three years	247,399	248,574
Total	$2,502,029	$2,512,767
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the six months ended May 30, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended May 30, 2014.
The fair value of our financial assets and liabilities at May 30, 2014 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$441,576	$441,576	$—	$—
Municipal securities	1,502	—	1,502	—
Time deposits	61,064	61,064	—	—
U.S. Treasury securities	26,499	—	26,499	—
Short-term investments:
Corporate bonds and commercial paper	1,410,247	—	1,410,247	—
Foreign government securities	20,776	—	20,776	—
Marketable equity securities	424	424	—	—
Municipal securities	182,555	—	182,555	—
U.S. agency securities	473,337	—	473,337	—
U.S. Treasury securities	425,852	—	425,852	—
Prepaid expenses and other current assets:
Foreign currency derivatives	6,184	—	6,184	—
Other assets:
Deferred compensation plan assets	23,382	528	22,854	—
Total assets	$3,073,398	$503,592	$2,569,806	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,120	$—	$1,120	$—
Total liabilities	$1,120	$—	$1,120	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three and six months ended May 30, 2014, we determined there were no other-than-temporary impairments on our cost method investments. Comparatively, during the three and six months ended May 31, 2013, we determined there was an other-than-temporary impairment of $5.0 million on our cost method investments and wrote down the investments to fair value.
As of May 30, 2014, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables. The fair value of our debt was $1.6 billion as of May 30, 2014, based on Level 2 quoted prices in inactive markets. See Note 13 for further details regarding our debt.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Condensed Consolidated Statements of Income. The net gain (loss) recognized in interest and other income (expense), net for cash flow hedges due to hedge ineffectiveness was insignificant for the periods presented. The time value of purchased contracts is recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of May 30, 2014 and November 29, 2013 were as follows (in thousands):

	2014		2013
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$5,574	$—	$8,913	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	610	1,120	2,978	1,067
Total derivatives	$6,184	$1,120	$11,891	$1,067
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The aggregate fair value of derivative instruments in net asset positions represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by the fair value of liabilities included in master netting arrangements with those same counterparties.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and six months ended May 30, 2014 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$2,001	$—	$1,971	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$2,616	$—	$5,414	$—
Net gain (loss) recognized in income(3)	$(3,653)	$—	$(7,196)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(515)	$—	$720

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
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of May 30, 2014 and November 29, 2013 was $4.774 billion and $4.772 billion, respectively. During the second quarter of fiscal 2014, we completed our annual goodwill impairment test associated with our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of May 30, 2014 and November 29, 2013 were as follows (in thousands):

	2014			2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$403,427	$(237,064)	$166,363	$423,237	$(220,414)	$202,823
Customer contracts and relationships	$389,821	$(131,342)	$258,479	$389,800	$(111,416)	$278,384
Trademarks	67,171	(32,228)	34,943	67,546	(27,933)	39,613
Acquired rights to use technology	155,827	(87,480)	68,347	155,322	(76,740)	78,582
Localization	3,402	(1,686)	1,716	3,404	(2,172)	1,232
Other intangibles	12,484	(10,015)	2,469	16,447	(11,827)	4,620
Total other intangible assets	$628,705	$(262,751)	$365,954	$632,519	$(230,088)	$402,431
Purchased and other intangible assets, net	$1,032,132	$(499,815)	$532,317	$1,055,756	$(450,502)	$605,254

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

In the second quarter of fiscal 2014, certain purchased intangibles associated with our acquisitions of Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Condensed Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amortization expense related to purchased and other intangible assets was $37.6 million and $76.0 million for the three and six months ended May 30, 2014, respectively. Comparatively, excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense was $37.5 million and $74.9 million for the three and six months ended May 31, 2013. Of these amounts, $24.2 million and $49.1 million were included in cost of sales for the three and six months ended May 30, 2014, respectively, and $25.0 million and $50.2 million for the three and six months ended May 31, 2013. As of May 30, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2014	$37,573	$38,040
2015	61,461	68,267
2016	22,936	62,283
2017	15,459	52,875
2018	9,059	41,810
Thereafter	19,875	102,679
Total expected amortization expense	$166,363	$365,954
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of May 30, 2014 and November 29, 2013 consisted of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$311,085	$318,219
Sales and marketing allowances	72,063	66,502
Accrued corporate marketing	35,255	22,801
Taxes payable	19,381	18,225
Royalties payable	17,428	14,778
Accrued interest expense	20,744	20,613
Other	180,984	195,801
Accrued expenses	$656,940	$656,939

Other primarily includes general corporate accruals for technical support and local and regional expenses, including our accrual for a loss contingency as of May 30, 2014. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 12 for further information regarding the loss contingency.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended May 30, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	17,948	18,415
Awarded	3,654	7,236
Released	(6,520)	(6,224)
Forfeited	(785)	(1,479)
Ending outstanding balance	14,297	17,948
Information regarding restricted stock units outstanding at May 30, 2014 and May 31, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Restricted stock units outstanding	14,297	1.28	$922.7
Restricted stock units vested and expected to vest	12,552	1.22	$804.0
2013
Restricted stock units outstanding	18,304	1.47	$785.4
Restricted stock units vested and expected to vest	16,009	1.40	$684.6
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 30, 2014 and May 31, 2013 were $64.54 and $42.91, respectively.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of May 30, 2014, the shares awarded under our 2013 and 2014 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2013 and 2014 Performance Share Programs for the six months ended May 30, 2014 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	854	1,707
Awarded	709	1,417
Forfeited	(19)	(38)
Ending outstanding balance	1,544	3,086
In the first quarter of fiscal 2013, the Executive Compensation Committee certified the actual performance achievement of participants in the 2012 Performance Share Program (“2012 Program”). Based upon the achievement of specific and/or market-based performance goals outlined in the 2012 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 116% of target or approximately 1.3 million shares for the 2012 Program. One third of the shares under the 2012 Program vested in the first quarter of fiscal 2013 and the remaining two thirds vest evenly on the following two anniversaries of the grant date, contingent upon the recipient's continued service to Adobe.
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 Programs, based upon share awards actually achieved, for the six months ended May 30, 2014 and the fiscal year ended November 29, 2013 (in thousands):

	2014	2013
Beginning outstanding balance	861	388
Achieved	—	1,279
Released	(486)	(665)
Forfeited	(17)	(141)
Ending outstanding balance	358	861

Information regarding performance shares outstanding at May 30, 2014 and May 31, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	358	0.65	$23.1
Performance shares vested and expected to vest	335	0.65	$21.5
2013
Performance shares outstanding	877	1.08	$37.6
Performance shares vested and expected to vest	793	1.06	$33.9
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 30, 2014 and May 31, 2013 were $64.54 and $42.91, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Stock Options
There were no option grants during the six months ended May 30, 2014 and May 31, 2013. Option activity for the six months ended May 30, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	7,359	24,517
Granted	—	25
Exercised	(2,272)	(15,872)
Cancelled	(115)	(1,584)
Increase due to acquisition	—	273
Ending outstanding balance	4,972	7,359

Information regarding stock options outstanding at May 30, 2014 and May 31, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Options outstanding	4,972	$29.37	3.14	$174.9
Options vested and expected to vest	4,922	$29.47	3.11	$172.6
Options exercisable	4,140	$30.59	2.74	$140.5
2013
Options outstanding	12,780	$31.84	2.89	$142.1
Options vested and expected to vest	12,576	$31.95	2.84	$138.5
Options exercisable	10,387	$33.05	2.36	$102.9
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 30, 2014 and May 31, 2013 were $64.54 and $42.91, respectively.

Summary of Employee Stock Purchase Plan Shares
There were no stock purchases under the employee stock purchase plan (“ESPP”) during the three months ended May 30, 2014 and May 31, 2013. The assumptions used to value employee stock purchase rights during the six months ended May 30, 2014 and May 31, 2013 were as follows:

Six Months
	2014	2013
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 28%	26 - 30%
Risk free interest rate	0.09% - 0.39%	0.12 - 0.27%

The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period.
Employees purchased 1.2 million shares at an average price of $27.84 and 1.2 million shares at an average price of $25.49 for the six months ended May 30, 2014 and May 31, 2013, respectively. The intrinsic value of shares purchased during the six months ended May 30, 2014 and May 31, 2013 was $39.0 million and $14.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Compensation Costs
As of May 30, 2014, there was $509.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended May 30, 2014 and May 31, 2013 were as follows (in thousands):

	2014		2013
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$505	$1,441	$446	$1,181
Cost of revenue—services and support	964	1,682	826	2,360
Research and development	3,989	25,910	4,734	23,210
Sales and marketing	4,316	25,363	4,893	24,026
General and administrative	1,494	17,346	2,146	15,048
Total	$11,268	$71,742	$13,045	$65,825
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended May 30, 2014 and May 31, 2013 were as follows (in thousands):

	2014		2013
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$966	$2,810	$1,083	$2,244
Cost of revenue—services and support	1,695	3,220	1,681	4,810
Research and development	8,246	52,467	10,554	48,941
Sales and marketing	9,079	51,094	11,560	47,778
General and administrative	3,280	32,941	4,660	29,755
Total	$23,266	$142,532	$29,538	$133,528
NOTE 9.  RESTRUCTURING CHARGES
Restructuring Plans
Our restructuring plans consist of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of May 30, 2014, we considered our restructuring plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the six months ended May 30, 2014 (in thousands):

	November 29, 2013	Costs Incurred	Cash Payments	Other Adjustments	May 30, 2014
Termination benefits	$2,233	$—	$(567)	$(377)	$1,289
Cost of closing redundant facilities	11,655	528	(3,811)	65	8,437
Total restructuring plans	$13,888	$528	$(4,378)	$(312)	$9,726
Accrued restructuring charges of $9.7 million as of May 30, 2014 includes $3.6 million recorded in accrued restructuring, current and $6.1 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2014 and facilities-related liabilities under contract through fiscal 2021 of which approximately 36% will be paid through 2015.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended May 30, 2014 were as follows (in thousands):

Balance as of November 29, 2013	$6,928,964
Net income	135,573
Re-issuance of treasury stock	(258,433)
Balance as of May 30, 2014	$6,806,104
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Condensed Consolidated Balance Sheets.
The components of accumulated other comprehensive income and activity, net of related taxes, as of May 30, 2014 were as follows (in thousands):

	November 29, 2013	Increase / Decrease	Reclassification Adjustments		May 30, 2014
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$10,178	$2,993	$(1,925)		$11,246
Unrealized losses on available-for-sale securities	(937)	495	37		(405)
Net unrealized gains on available-for-sale securities	9,241	3,488	(1,888)	(1)	10,841
Net unrealized gains on derivative instruments designated as hedging instruments	5,367	1,971	(5,414)	(2)	1,924
Cumulative foreign currency translation adjustments	31,495	2,382	—		33,877
Total accumulated other comprehensive income, net of taxes	$46,103	$7,841	$(7,302)		$46,642
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended May 30, 2014 and May 31, 2013 (in thousands):

	Three Months		Six Months Ended
	2014	2013	2014	2013
Available-for-sale securities:
Unrealized gains / losses	$(11)	$24	$(31)	$34
Reclassification adjustments	(2)	—	(3)	—
Subtotal available-for-sale securities	(13)	24	(34)	34
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—	—
Reclassification adjustments*	—	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—	—
Foreign currency translation adjustments	(560)	(196)	(558)	(500)
Total taxes, other comprehensive income	$(573)	$(172)	$(592)	$(466)
_________________________________________

(*)	Taxes related to derivative instruments were zero based on the tax jurisdiction where the derivative instruments were executed.
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
During the six months ended May 30, 2014 and May 31, 2013, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $350.0 million and $300.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 30, 2014, we repurchased approximately 7.1 million shares at an average price of $60.55 through structured repurchase agreements entered into during fiscal 2013 and the six months ended May 30, 2014. During the six months ended May 31, 2013, we repurchased approximately 6.6 million shares at an average price of $41.07 through structured repurchase agreements entered into during 2012 and the six months ended May 31, 2013.
As of May 30, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares delivered to us by the financial statement date were excluded from the computation of earnings per share. As of May 30, 2014, $50.8 million of prepayment remained under this agreement.
Subsequent to May 30, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $325.0 million remains under our current authority.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 30, 2014 and May 31, 2013 (in thousands, except per share data):

	Three Months		Six Months Ended
	2014	2013	2014	2013
Net income	$88,527	$76,546	$135,573	$141,663
Shares used to compute basic net income per share	497,931	503,384	497,439	500,996
Dilutive potential common shares:
Unvested restricted stock and performance share awards	6,618	5,758	8,454	7,262
Stock options	2,138	3,304	2,334	3,277
Shares used to compute diluted net income per share	506,687	512,446	508,227	511,535
Basic net income per share	$0.18	$0.15	$0.27	$0.28
Diluted net income per share	$0.17	$0.15	$0.27	$0.28
For the three and six months ended May 30, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $63.90 and $62.40, respectively, that would have been anti-dilutive. Comparatively, for the three months ended May 31, 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $43.60 were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial. For the six months ended May 31, 2013, options to purchase approximately 1.5 million shares of common stock with exercise prices greater than the average fair market value of our stock of $40.76 were not included in the calculation because the effect would have been anti-dilutive.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreements for the East and West Towers and the Almaden Tower are effective through August 2014 and March 2017, respectively. We are the investors in the lease receivables related to these leases for the East and West Towers and the Almaden Tower in the amount of $126.8 million and $80.4 million, respectively, which is recorded as investment in lease receivables on our Condensed Consolidated Balance Sheets. As of May 30, 2014, the carrying value of the lease receivables related to the towers approximated fair value. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively. If we purchase the properties, the investments in the lease receivables may be credited against the purchase price.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. In addition, we are required to maintain a standby letter of credit for $16.6 million for one of the leases which enables us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. As of May 30, 2014, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in the lease receivables. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included in our Condensed Consolidated Balance Sheets.
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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities. Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the second quarter of fiscal 2014, the parties reached a settlement to resolve this lawsuit, subject to the Court’s approval. On  May 22, 2014, the parties jointly submitted a settlement agreement for the Court’s preliminary approval. We accrued a loss contingency of $10.0 million associated with this matter during the first quarter of fiscal 2014.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
NOTE 13.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2014, we made a semi-annual interest payment of $31.1 million. Based on quoted prices in inactive markets, the fair value of the Notes was $1.6 billion as of May 30, 2014.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of May 30, 2014, we were in compliance with all of the covenants.
During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Condensed Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
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
As of May 30, 2014, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of May 30, 2014, our capital lease obligations of $9.9 million are presented as current debt in our Condensed Consolidated Balance Sheets.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and six months ended May 30, 2014 and May 31, 2013 included the following (in thousands):

	Three Months		Six Months Ended
	2014	2013	2014	2013
Interest and other income (expense), net:
Interest income	$5,240	$5,606	$10,374	$11,288
Foreign exchange gains (losses)	(4,263)	(5,418)	(7,066)	(11,592)
Realized gains on fixed income investment	1,254	800	1,924	2,399
Realized losses on fixed income investment	(3)	(13)	(36)	(27)
Other	335	293	512	446
Interest and other income (expense), net	$2,563	$1,268	$5,708	$2,514
Interest expense	$(17,103)	$(17,205)	$(33,693)	$(34,039)
Investment gains (losses), net:
Realized investment gains	$183	$76	$733	$494
Unrealized investment gains	370	679	465	1,123
Realized investment losses	—	(5,000)	(1,054)	(5,014)
Investment gains (losses), net	$553	$(4,245)	$144	$(3,397)
Non-operating income (expense), net	$(13,987)	$(20,182)	$(27,841)	$(34,922)
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

Our segment results for the three and six months ended May 30, 2014 and May 31, 2013 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended May 30, 2014
Revenue	$691,575	$330,357	$46,276	$1,068,208
Cost of revenue	36,063	115,873	2,968	154,904
Gross profit	$655,512	$214,484	$43,308	$913,304
Gross profit as a percentage of revenue	95%	65%	94%	85%
Three months ended May 31, 2013
Revenue	$669,998	$285,399	$55,152	$1,010,549
Cost of revenue	34,881	97,752	2,648	135,281
Gross profit	$635,117	$187,647	$52,504	$875,268
Gross profit as a percentage of revenue	95%	66%	95%	87%

	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended May 30, 2014
Revenue	$1,332,678	$644,788	$90,862	$2,068,328
Cost of revenue	74,150	223,890	5,373	303,413
Gross profit	$1,258,528	$420,898	$85,489	$1,764,915
Gross profit as a percentage of revenue	94%	65%	94%	85%
Six months ended May 31, 2013
Revenue	$1,358,398	$553,099	$106,925	$2,018,422
Cost of revenue	88,590	196,031	7,344	291,965
Gross profit	$1,269,808	$357,068	$99,581	$1,726,457
Gross profit as a percentage of revenue	93%	65%	93%	86%

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2014, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

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

Because of the shift towards Creative Cloud subscriptions and ETLAs, we have stated we expect perpetual revenue for CS6 to decline, and in the second half of fiscal 2014 we expect revenue from perpetual licensing of our creative professional products to be immaterial.

Total Digital Media revenue grew during the second quarter of fiscal 2014 compared to the year ago period and the first quarter of fiscal 2014 as strong adoption of our Creative Cloud subscription offering continued. Also contributing to the sequential increase in total Digital Media revenue was the increase in perpetual revenue from our channel-driven CS6 offerings. The increase in CS6 perpetual revenue was expected due to the second quarter of fiscal 2014 being the last quarter we broadly offered volume licensing of CS6 through channel resellers targeting enterprise customers. As a result, there was a final surge of CS6 perpetual product purchases during the second quarter of fiscal 2014.

To assist with an understanding of this transition and the related shift in revenue described above, we are using certain performance metrics to assess the health and trajectory of our overall Digital Media segment. These metrics include the total number of current paid subscriptions and Annualized Recurring Revenue (“ARR”). ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

For our Creative business, we define Creative ARR as the sum of:

•	the number of current subscriptions, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•twelve months of contract value of ETLAs where the revenue is ratably recognized over the life of the contract; plus

•twelve months of Adobe Digital Publishing Suite contract value where the revenue is ratably recognized.

We exited the second quarter of fiscal 2014 with 2.308 million paid Creative Cloud subscriptions, up 60% from 1.439 million at the end of fiscal 2013. Total Creative ARR exiting the second quarter of fiscal 2014 was $1.20 billion, up from $801 million at the end of fiscal 2013.

Our Digital Media segment also includes our Document Services products and solutions, including Acrobat, Acrobat cloud services and EchoSign e-signing solution. In the second quarter of fiscal 2014 we continued to drive solid adoption of our Acrobat family of products primarily through license agreements with enterprise customers. During the second quarter of fiscal 2014, a higher percentage of these agreements were ETLAs, which like ETLAs with our creative customers, cause more revenue to be recognized over time rather than at the time of contract signing. This has caused a year-over-year decline in Acrobat revenue which was partially offset by increases associated with our Acrobat cloud services during the second quarter of fiscal 2014 compared to the year ago period.

We expect that the benefit of ETLAs will improve our growth potential over time. In addition to Acrobat, we also drove strong adoption of subscription based services including our Acrobat cloud services. Combined, adoption of Acrobat through ETLAs and our Document Services subscription offerings helped grow Document Services ARR to $183 million exiting the second quarter of fiscal 2014, up from $82 million at the end of the second quarter of fiscal 2013.

Total Digital Media ARR, which we define as the sum of Creative ARR and Document Services ARR, grew to $1.38 billion at the end of the second quarter of fiscal 2014, up from $444 million at the end of the second quarter fiscal 2013, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign—a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during the third quarter of fiscal 2013.

Revenue from Adobe Marketing Cloud increased 23% during the three months ended May 30, 2014 compared to the year ago period. Helping to drive this performance was strong adoption of our Adobe Experience Manager (“AEM”) offering and the addition of Neolane in mid-third quarter of fiscal 2013.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended May 30, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2013.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2014

•
Consistent with our strategy, during the three months ended May 30, 2014, our subscription revenue as a percentage of total revenue increased to 45% compared with 25%, in the year ago period, as we transition more of our business to a subscription-based model.

•	We exited the second quarter of fiscal 2014 with 2.308 million paid Creative Cloud subscriptions, up 60% from 1.439 million at the end of fiscal 2013.

•
Total Digital Media ARR of approximately $1.38 billion as of May 30, 2014 increased by $434 million, or 46%, from $944 million as of November 29, 2013. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and continued adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Adobe Marketing Cloud revenue of $282.9 million during the three months ended May 30, 2014 increased by $53.4 million, or 23% compared with the year ago period. The increase was primarily due to strong adoption of our AEM offering and the addition of Neolane which we acquired in the third quarter of fiscal 2013.

•
Our total deferred revenue of $928.6 million as of May 30, 2014 increased by $99.8 million, or 12% from November 29, 2013, primarily due to increases in subscriptions, ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $154.9 million during the three months ended May 30, 2014 increased by $19.6 million, or 14% compared with the year ago period, primarily due to increased hosting and server costs associated with our subscription and SaaS offerings and costs associated with compensation and related benefits driven by additional headcount.

•
Operating expenses of $778.0 million during the three months ended May 30, 2014 increased by $14.0 million, or 2% compared with the year ago period, primarily due to increased costs associated with compensation and related benefits.

•	Net income of $88.5 million during the three months ended May 30, 2014 increased by $12.0 million, or 16% compared with the year ago period.

•	Net cash flow from operations was $619.2 million during the six months ended May 30, 2014 and remained relatively stable compared to the six months ended May 31, 2013.

Revenue for the Three and Six Months Ended May 30, 2014 and May 31, 2013 (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Product	$479.2	$644.9	(26)%	$950.7	$1,320.7	(28)%
Percentage of total revenue	45%	64%		46%	65%
Subscription	476.7	254.5	87%	900.2	478.8	88%
Percentage of total revenue	45%	25%		44%	24%
Services and support	112.3	111.1	1%	217.4	218.9	(1)%
Percentage of total revenue	10%	11%		10%	11%
Total revenue	$1,068.2	$1,010.5	6%	$2,068.3	$2,018.4	2%

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
As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and six months ended May 30, 2014 and May 31, 2013 are as follows (dollars in millions):

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Digital Media	$282.8	$94.5	199%	$520.7	$163.6	218%
Digital Marketing	191.8	159.5	20%	375.6	314.3	19%
Print and Publishing	2.1	0.5	320%	3.9	0.9	333%
Total subscription revenue	$476.7	$254.5	87%	$900.2	$478.8	88%

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

Segment Information (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Digital Media	$691.6	$670.0	3%	$1,332.7	$1,358.4	(2)%
Percentage of total revenue	65%	66%		65%	67%
Digital Marketing	330.3	285.4	16%	644.7	553.1	17%
Percentage of total revenue	31%	28%		31%	28%
Print and Publishing	46.3	55.1	(16)%	90.9	106.9	(15)%
Percentage of total revenue	4%	6%		4%	5%
Total revenue	$1,068.2	$1,010.5	6%	$2,068.3	$2,018.4	2%

Digital Media

Revenue from Digital Media increased during the three months ended May 30, 2014, as compared to the three months ended May 31, 2013 primarily driven by increased subscription revenue from continued strong adoption of Creative Cloud and ETLAs as we continue to transition more of our business to a subscription based model. Revenue from Digital Media decreased slightly during the six months ended May 30, 2014, as compared to the six months ended May 31, 2013 as the increases in subscription revenue were offset by declines in revenue associated with our perpetual creative offerings.

Revenue related to our creative professional products, which includes our Creative Cloud, Creative Suite editions and CS point products, increased during the three and six months ended May 30, 2014 , as compared to the three and six months ended May 31, 2013. Due to the increase in subscriptions and ETLAs, our revenue from Creative Cloud increased during the three and six months ended May 30, 2014 as compared to the year-ago periods. The increases were offset by declines in revenue from our CS point products and Creative Suite editions during the three and six months ended May 30, 2014 as compared to the year-ago periods.

Revenue associated with our other creative products decreased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 primarily due to decreases associated with distribution of third-party software via Flash Player downloads and lower than expected demand for our Photoshop Elements family of products. These decreases were offset in part by increases in revenue associated with our Digital Publishing Suite.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013. Unit average selling prices for our perpetual units licensed decreased during the three and six months ended May 30, 2014 as compared to the same periods in the prior year.

Document Services revenue, which includes our Acrobat product family, remained relatively stable during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 primarily due to increases in our Acrobat cloud service revenue offset by decreases in Acrobat desktop and EchoSign revenue as well as the continued shift to ETLAs.

Within Document Services, excluding large enterprise license agreement deals, the number of units licensed decreased while the unit average selling prices increased for the three and six months ended May 30, 2014, as compared to the three and six months ended May 31, 2013.

Digital Marketing

Revenue from Digital Marketing increased $44.9 million and $91.6 million during the three and six months ended May 30, 2014, as compared to the three and six months ended May 31, 2013. The increases were primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 23% and 24% during the three and six months ended May 30, 2014, respectively, as compared to the year ago period. Contributing to this increase was strong adoption of all of our Digital Marketing offerings, particularly AEM, and the addition of Neolane which we acquired in the third quarter of fiscal 2013.

Print and Publishing

Revenue from Print and Publishing decreased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013, primarily due to a nonrecurring font licensing transaction in the second quarter of fiscal 2013, decreases in legacy product revenue and, to a lesser extent, increased ETLAs for some products in this group.
Geographical Information (dollars in millions)

	Three Months			Six Months Ended
	2014	2013	% Change	2014	2013	% Change
Americas	$579.2	$525.4	10%	$1,115.8	$1,025.7	9%
Percentage of total revenue	54%	52%		54%	51%
EMEA	296.6	262.8	13%	596.4	560.3	6%
Percentage of total revenue	28%	26%		29%	28%
APAC	192.4	222.3	(13)%	356.1	432.4	(18)%
Percentage of total revenue	18%	22%		17%	21%
Total revenue	$1,068.2	$1,010.5	6%	$2,068.3	$2,018.4	2%

Overall revenue during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 increased in the Americas and EMEA and declined in APAC. Revenue in the Americas and EMEA increased during the three and six months ended May 30, 2014 as compared to the year-ago periods due to increases in Digital Media and Digital Marketing, partially offset by declines in Print and Publishing. The weakening of the U.S. Dollar against the Euro and the British Pound also caused revenue in EMEA to increase during the three and six months ended May 31, 2013 as compared to the year-ago periods. Revenue in APAC decreased across all reportable segments during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 which was due in part to the strengthening of the U.S. Dollar against the Japanese Yen. Within each geographical region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall increase in revenue for the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$8.1	$12.6
British Pound	4.1	5.1
Other currencies	0.4	0.5
Total EMEA	12.6	18.2
Japanese Yen	(6.1)	(19.3)
Other currencies	(3.4)	(6.7)
Total revenue impact	3.1	(7.8)
Hedging impact:
Japanese Yen	2.6	5.4
Total impact	$5.7	$(2.4)
During the three and six months ended May 30, 2014, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the same reporting periods last year. This decrease was partially offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar weakened against the Euro and the British Pound. Our Yen currency hedging programs resulted in hedging gains during the three and six months ended May 30, 2014.

Cost of Revenue for the Three and Six Months Ended May 30, 2014 and May 31, 2013 (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Product	$24.5	$26.8	(9)%	$52.0	$78.8	(34)%
Percentage of total revenue	2%	3%		3%	4%
Subscription	84.1	66.5	26%	160.9	129.1	25%
Percentage of total revenue	8%	7%		8%	6%
Services and support	46.3	42.0	10%	90.5	84.1	8%
Percentage of total revenue	4%	4%		4%	4%
Total cost of revenue	$154.9	$135.3	14%	$303.4	$292.0	4%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Amortization of purchased intangibles and technology license arrangements	—%	(33)%
Cost of sales	(5)	(2)
Royalty cost	6	2
Excess and obsolete inventory	(5)	3
Various individually insignificant items	(5)	(4)
Total change	(9)%	(34)%
Amortization of purchased intangibles and technology license arrangements decreased during the six months ended May 30, 2014 as compared to the six months ended May 31, 2013 as we entered into certain technology licensing arrangements for which payments of $26.5 million related to historical use of certain technology licensing arrangements were expensed as cost of product revenue during the first quarter of fiscal 2013.
Cost of sales decreased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to decreases in the number of perpetual units sold and the associated packaging costs as we continue to focus our development efforts on Creative Cloud.
Royalty cost increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to increases in obligations to certain key vendors.
Excess and obsolete inventory decreased during the three months ended May 30, 2014 as compared to the three months ended May 31, 2013 as a result of decreased reserve requirements due to shipment of previously reserved CS6 products. Excess and obsolete inventory increased during the six months ended May 30, 2014 as compared to the six months ended May 31, 2013 due to changes in reserve requirements for CS6 shrink boxes and point-of-sale activation keycards as we have discontinued the general availability of these products on a perpetual licensing basis.
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
Cost of subscription revenue increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 primarily due to the increase in hosted server costs. Hosted server costs increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 primarily due to increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services, depreciation expense from higher capital expenditures late in fiscal 2013, and compensation and related benefits driven by additional headcount, including from our acquisition of Neolane in the third quarter of fiscal 2013.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 primarily due to increases in compensation and related benefits driven by additional headcount.
Operating Expenses for the Three and Six Months Ended May 30, 2014 and May 31, 2013 (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Research and development	$209.1	$203.1	3%	418.6	412.7	1%
Percentage of total revenue	20%	20%		20%	20%
Sales and marketing	426.8	402.2	6%	837.0	800.3	5%
Percentage of total revenue	40%	40%		40%	40%
General and administrative	129.1	120.9	7%	268.1	253.7	6%
Percentage of total revenue	12%	12%		13%	13%
Restructuring and other charges	(0.4)	25.0	**	0.3	25.0	**
Percentage of total revenue	*	2%		*	1%
Amortization of purchased intangibles	13.4	12.8	5%	26.9	25.2	7%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$778.0	$764.0	2%	1,550.9	1,516.9	2%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 is primarily due to increases in cash incentives and stock-based compensation. The increase in stock compensation was driven by higher share prices during fiscal 2014 as compared to fiscal 2013, as well as a shorter vesting term which decreased from four years to three years for stock awards granted as part of our annual review process during the first quarter of fiscal 2014.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	2%	2%
Various individually insignificant items	1	(1)
Total change	3%	1%

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
Sales and marketing expenses increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	4%	4%
Compensation and related benefits associated with headcount growth	2	2
Various individually insignificant items	—	(1)
Total change	6%	5%

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

General and administrative expenses increased during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	4%	4%
Loss contingency	—	4
Various individually insignificant items	3	(2)
Total change	7%	6%
See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the loss contingency.
 Restructuring and Other Charges
Charges and credits related to our restructuring plans for the three and six months ended May 30, 2014 and May 31, 2013 were immaterial.
During May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the "Waltham property assets") with a total carrying amount of $47.4 million. As of May 30, 2013, we classified the Waltham property assets as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. As a result, we recorded a write-down of $23.8 million during three months ended May 31, 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.
Amortization of Purchased Intangibles
Amortization expense increased 5% and 7% during the three and six months ended May 30, 2014, respectively, as compared to the three and six months ended May 31, 2013. The increase is primarily due to amortization expense associated with intangible assets purchased through our acquisition of Neolane in the third quarter of fiscal 2013.

Non-Operating Income (Expense), Net for the Three and Six Months Ended May 30, 2014 and May 31, 2013 (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Interest and other income (expense), net	$2.6	$1.3	**	5.7	2.5	**
Percentage of total revenue	*	*		*	*
Interest expense	(17.1)	(17.2)	(1)%	(33.7)	(34.0)	(1)%
Percentage of total revenue	(2)%	(2)%		(2)%	(2)%
Investment gains (losses), net	0.5	(4.3)	**	0.2	(3.4)	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(14.0)	$(20.2)	(31)%	(27.8)	(34.9)	(20)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net increased during the three months ended May 30, 2014 as compared to the three months ended May 31, 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments. Interest and other income (expense), net increased during the six months ended May 30, 2014 as compared to the six months ended May 31, 2013 primarily due to decreased foreign currency losses partially offset by decreased interest income on fixed income investments due to lower average invested balances.
Interest Expense
Interest expense primarily represents interest associated with our senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Interest expense remained relatively stable during the three and six months ended May 30, 2014 as compared to the three and six months ended May 31, 2013.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Investment gains (losses), net changed from net losses for the three months ended May 31, 2013 to net gains for the three months ended May 30, 2014 primarily due to an other-than-temporary impairment to write down our cost method investments to fair value during the second quarter of fiscal 2013. Investment gains (losses), net changed from net losses for the six months ended May 31, 2013 to net gains for the six months ended May 30, 2014 primarily due to realized losses on the sale of a direct investment in the second quarter of fiscal 2014 offset by an other-than-temporary impairment to write down our cost method investments to fair value during the second quarter of fiscal 2013.
Provision for Income Taxes for the Three and Six Months Ended May 30, 2014 and May 31, 2013 (dollars in millions)

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Provision	$32.7	$14.6	124%	$50.6	$32.9	54%
Percentage of total revenue	3%	1%		2%	2%
Effective tax rate	27%	16%		27%	19%

Our effective tax rate increased by eleven percentage points for the three months ended May 30, 2014 as compared to the three months ended May 31, 2013. The increase was primarily due to the expiration of the federal research and development tax credit in December 2013 and weaker forecasted international profits for fiscal 2014.

Our effective tax rate increased by eight percentage points for the six months ended May 30, 2014 as compared to the six months ended May 31, 2013. In addition to the above noted items, the increase is also related to the federal research and development tax credit’s retroactive reinstatement in January 2013.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at May 30, 2014 was $141.9 million, exclusive of interest and penalties. If the total unrecognized tax benefits at May 30, 2014 were recognized in the future, $131.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $10.7 million federal benefit related to deducting certain payments on future state tax returns.
As of May 30, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $12.9 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	May 30, 2014	November 29, 2013
Cash and cash equivalents	$817.0	$834.6
Short-term investments	$2,513.2	$2,339.2
Working capital	$1,896.4	$2,520.3
Stockholders’ equity	$6,636.9	$6,724.6
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 30, 2014	May 31, 2013
Net cash provided by operating activities	$619.2	$621.2
Net cash used for investing activities	(242.4)	(780.6)
Net cash used for financing activities	(394.1)	(11.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(8.0)
Net decrease in cash and cash equivalents	$(17.5)	$(178.6)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $619.2 million for the six months ended May 30, 2014 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and decreases in trade receivables. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our individual, team and enterprise Creative Cloud offerings and increases in Digital Marketing and Digital Publishing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Trade receivables declined primarily due to an increase in revenue linearity and improved collections compared to the fourth quarter of fiscal 2013.
The primary working capital uses of cash were increases in prepaid expenses and other current assets and decreases in trade payables. Prepaid expenses and other current assets increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expenses, which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Also contributing to the increase in prepaid expenses and other current assets is the timing of the billings and payments of annual maintenance and support services associated with our licensed technologies. This increase was partially offset by cash received for various tax receivables. Trade payables decreased primarily due to the timing of invoice receipts and cash payments largely associated with marketing activities.
Cash Flows from Investing Activities
Net cash used for investing activities of $242.4 million for the six months ended May 30, 2014 was primarily due to purchases of short-term investments and property and equipment. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $394.1 million for the six months ended May 30, 2014 was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
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
As of May 30, 2014, we have accrued total restructuring charges of $9.7 million. Of this amount, $8.4 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 36% will be paid through 2015.
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
As of May 30, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020

Notes”). During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Condensed Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of May 30, 2014, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 85% of our consolidated invested balances during the second quarter of fiscal 2014. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.
During the six months ended May 30, 2014 and May 31, 2013, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $350.0 million and $300.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 30, 2014, we repurchased approximately 7.1 million shares at an average price of $60.55 through structured repurchase agreements entered into during fiscal 2013 and the six months ended May 30, 2014. During the six months ended May 31, 2013, we repurchased approximately 6.6 million shares at an average price of $41.07 through structured repurchase agreements entered into during 2012 and the six months ended May 31, 2013.
For the six months ended May 30, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by May 30, 2014 were excluded from the computation of earnings per share. As of May 30, 2014, $50.8 million of prepayments remained under the agreement
Subsequent to May 30, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $325.0 million remains under our current authority. See Note 10 for further discussion of our stock repurchase program.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended May 30, 2014.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013. Our principal commitments as of May 30, 2014 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the six months ended May 30, 2014. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At May 30, 2014, our maximum commitment for interest payments under the Notes was $276.0 million for the remaining duration of our senior notes. In June of fiscal 2014, we entered into interest rate swaps that will effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the London InterBank Offered Rate plus a fixed number of basis points.

Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of May 30, 2014, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended May 30, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We offer our products on a variety of PC, tablet and mobile devices. Recent trends have shown a technological shift from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices our business could be harmed. To the extent that consumer purchases of personal computers slow down or there is a general slowdown of purchases of other devices on which our solutions are offered, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems (that don’t support our solutions) achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
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
We often release new product and service offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability in such releases that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our on-demand or cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may be unaccustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these competitive or other threats, our business could be harmed.
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

•
the shift to a cloud strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud solution and access to files while offline or once a subscription has expired;

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
Subscription offerings and enterprise term license agreements (ETLAs) create risks related to the timing of revenue recognition.
Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.
A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenues, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
The hosted business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats/licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the reliability (including uptime) of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our services to disclose sensitive information via illegal electronic spamming, phishing and other tactics. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines for us, or governmental inquiry and oversight, any of which could damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand image.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with large bases of users), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could potentially allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past lead to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud and other hosted Digital Media offerings and our Adobe Marketing Cloud offerings, rely on hardware and services hosted and controlled directly by us or by our third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate their agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, reducing our revenues.
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
Although we defend our intellectual property rights and attempt to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, it may further harm our business.
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
We contract with a number of software distributors, none of which is individually responsible for a material amount of our total net revenue for any recent period. If any one of our agreements with one of our distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include longer sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
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
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and we could lose customers and associated revenues.
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
The market price for our common stock has in the past experienced significant fluctuations and may fluctuate significantly in the future. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings, the number of paid Creative Cloud subscribers, ARR, bookings within our Adobe Marketing Cloud business or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products, product enhancements or service introductions by us or our competitors;

•	the loss of a large customer or our inability to increase sales to existing customers or attract new customers;

•	variations in our or our competitors' results of operations, changes in the competitive landscape generally and developments in our industry; and

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
In addition, approximately 51% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Our cash equivalent and short-term investment portfolio as of May 30, 2014 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 30, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 30, 2014. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$666,593
Mar 1—Mar 28, 2014
Shares repurchased	977	$68.16	977	$(66,593)
March 29—April 25, 2014
Shares repurchased	798	$63.59	798	$(50,769)
April 26—May 30, 2014
Shares repurchased	793	$61.05	793	$(48,421)	(2)
Total	2,568		2,568	$500,810
_________________________________________

(1)	We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.

(2)
In April 2014, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150.0 million. As of May 30, 2014, $50.8 million of the prepayment remained under this agreement.

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

Date: June 25, 2014

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Creative Suite
EchoSign
Flash

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate					X

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/14	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6	000-15175

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1	000-15175

10.4F	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2010 Performance Share Program)*	8-K	1/29/10	10.2	000-15175

10.4G	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3	000-15175

10.4H	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4I	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4J	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4K	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4M	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4O	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4Q	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4R	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4S	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Allaire Corp. 1997 Stock Incentive Plan*	S-8	3/27/01	4.06	333-57708

10.7	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07	333-57708

10.8	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08	333-57708

10.9	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09	333-92233

10.10	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07	333-111597

10.11	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07	333-44016

10.12	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.13	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09	333-127392

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.14	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10	333-120712

10.15	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01	000-22688

10.16A	Forms of Retention Agreement*	10-K	2/17/98	10.44	000-15175

10.16B	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40	000-15175

10.17	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.18	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14	000-15175

10.19A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.19B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.19C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.20	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52	000-15175

10.21	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1	000-15175

10.22	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1	000-15175

10.23	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1	000-15175

10.25A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.25B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.25C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.26	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.27	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.28	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.29	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5	000-52076

10.30A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.30B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.31	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8	000-52076

10.32	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7	000-52076

10.33	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1	333-170254

10.34	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2	333-170254

10.35	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.36	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.37	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.38	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.39	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.40	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.41	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.42	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.43	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1	000-15175

10.44	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2	000-15175

10.45	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

10.46	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.47	Efficient Frontier, Inc. Form of Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2	333-179221

10.48	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.49A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.49B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.50	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.51	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.52	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.53	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.54	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.55	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.6 through 10.15 are to filings made by Macromedia, Inc. References to Exhibits 10.25A through 10.32 are to filings made by Omniture, Inc.

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