Form 10-Q
period 2014-08-29
ADOBE SYSTEMS INC
filed 2014-09-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2014

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 19, 2014 was 498,738,874.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 29, 2014	November 29, 2013
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$903,329	$834,556
Short-term investments	2,616,868	2,339,196
Trade receivables, net of allowances for doubtful accounts of $7,879 and $10,228, respectively	528,331	599,820
Deferred income taxes	79,713	102,247
Prepaid expenses and other current assets	151,227	170,110
Total current assets	4,279,468	4,045,929
Property and equipment, net	785,856	659,774
Goodwill	4,746,781	4,771,981
Purchased and other intangibles, net	490,839	605,254
Investment in lease receivable	80,439	207,239
Other assets	110,297	90,121
Total assets	$10,493,680	$10,380,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$53,791	$62,096
Accrued expenses	630,679	656,939
Debt and capital lease obligations	606,426	14,676
Accrued restructuring	2,351	6,171
Income taxes payable	4,438	10,222
Deferred revenue	947,563	775,544
Total current liabilities	2,245,248	1,525,648
Long-term liabilities:
Debt and capital lease obligations	901,830	1,499,297
Deferred revenue	48,975	53,268
Accrued restructuring	5,776	7,717
Income taxes payable	141,473	132,545
Deferred income taxes	344,715	375,634
Other liabilities	74,403	61,555
Total liabilities	3,762,420	3,655,664
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 498,599 and 496,261 shares outstanding, respectively	61	61
Additional paid-in-capital	3,675,629	3,392,696
Retained earnings	6,850,790	6,928,964
Accumulated other comprehensive income	20,067	46,103
Treasury stock, at cost (102,235 and 104,573 shares, respectively), net of reissuances	(3,815,287)	(3,643,190)
Total stockholders’ equity	6,731,260	6,724,634
Total liabilities and stockholders’ equity	$10,493,680	$10,380,298
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Revenue:
Products	$349,151	$582,178	$1,299,852	$1,902,866
Subscription	547,373	299,346	1,447,630	778,133
Services and support	108,885	113,595	326,255	332,542
Total revenue	1,005,409	995,119	3,073,737	3,013,541
Cost of revenue:
Products	23,172	32,564	75,169	111,351
Subscription	86,670	71,656	247,549	200,763
Services and support	47,882	42,856	138,419	126,927
Total cost of revenue	157,724	147,076	461,137	439,041
Gross profit	847,685	848,043	2,612,600	2,574,500
Operating expenses:
Research and development	212,049	208,700	630,666	621,435
Sales and marketing	406,475	388,673	1,243,446	1,188,914
General and administrative	141,676	128,043	409,798	381,766
Restructuring and other charges	201	(791)	498	24,203
Amortization of purchased intangibles	13,108	13,064	40,012	38,295
Total operating expenses	773,509	737,689	2,324,420	2,254,613
Operating income	74,176	110,354	288,180	319,887
Non-operating income (expense):
Interest and other income (expense), net	1,454	1,732	7,162	4,246
Interest expense	(13,361)	(16,747)	(47,054)	(50,786)
Investment gains (losses), net	669	(2,079)	813	(5,476)
Total non-operating income (expense), net	(11,238)	(17,094)	(39,079)	(52,016)
Income before income taxes	62,938	93,260	249,101	267,871
Provision for income taxes	18,252	10,258	68,842	43,206
Net income	$44,686	$83,002	$180,259	$224,665
Basic net income per share	$0.09	$0.16	$0.36	$0.45
Shares used to compute basic net income per share	498,468	504,116	497,782	502,039
Diluted net income per share	$0.09	$0.16	$0.35	$0.44
Shares used to compute diluted net income per share	507,811	514,058	508,575	513,155

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
	Increase/(Decrease)		Increase/(Decrease)
Net income	$44,686	$83,002	$180,259	$224,665
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(1,822)	(7,757)	1,666	(12,310)
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(1,592)	46	(3,480)	(2,326)
Net increase (decrease) from available-for-sale securities	(3,414)	(7,711)	(1,814)	(14,636)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	10,003	(2,947)	11,976	29,713
Reclassification adjustment for gains / losses on derivative instruments recognized	(1,075)	(10,487)	(6,490)	(32,880)
Net increase (decrease) from derivatives designated as hedging instruments	8,928	(13,434)	5,486	(3,167)
Foreign currency translation adjustments	(32,090)	6,651	(29,708)	57
Other comprehensive income, net of taxes	(26,576)	(14,494)	(26,036)	(17,746)
Total comprehensive income, net of taxes	$18,110	$68,508	$154,223	$206,919

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 29, 2014	August 30, 2013
Cash flows from operating activities:
Net income	$180,259	$224,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	235,443	239,877
Stock-based compensation	248,811	244,090
Deferred income taxes	(7,912)	41,002
Write down of assets held for sale	—	23,838
Unrealized (gains) losses on investments	47	6,719
Tax benefit (shortfall) from employee stock option plans	31,883	(17,186)
Other non-cash items	829	2,972
Excess tax benefits from stock-based compensation	(31,953)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	71,973	112,015
Prepaid expenses and other current assets	13,352	(13,669)
Trade payables	(8,305)	16,106
Accrued expenses	(13,749)	(65,992)
Accrued restructuring	(5,627)	(8,454)
Income taxes payable	4,952	(75,908)
Deferred revenue	167,726	106,629
Net cash provided by operating activities	887,729	836,704
Cash flows from investing activities:
Purchases of short-term investments	(1,412,539)	(1,635,999)
Maturities of short-term investments	913,308	292,374
Proceeds from sales of short-term investments	209,172	1,084,873
Acquisitions, net of cash acquired	—	(704,375)
Purchases of property and equipment	(111,557)	(153,237)
Purchases of long-term investments and other assets	(12,496)	(64,820)
Proceeds from sale of long-term investments	1,364	3,396
Net cash used for investing activities	(412,748)	(1,177,788)
Cash flows from financing activities:
Purchases of treasury stock	(475,000)	(700,000)
Proceeds from issuance of treasury stock	213,841	526,240
Cost of issuance of treasury stock	(163,293)	(90,356)
Excess tax benefits from stock-based compensation	31,953	—
Proceeds from debt and capital lease obligations	—	25,703
Repayment of debt and capital lease obligations	(11,431)	(19,838)
Debt issuance costs	—	(357)
Net cash used for financing activities	(403,930)	(258,608)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,278)	(6,275)
Net decrease in cash and cash equivalents	68,773	(605,967)
Cash and cash equivalents at beginning of period	834,556	1,425,052
Cash and cash equivalents at end of period	$903,329	$819,085
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$7,114	$110,697
Cash paid for interest	$61,562	$64,334
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$126,800	$—
Issuance of common stock and stock awards assumed in business acquisitions	$—	$1,160

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
With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 29, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013, that are of significance or potential significance to us.
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
Cash, cash equivalents and short-term investments consisted of the following as of August 29, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$274,463	$—	$—	$274,463
Cash equivalents:
Money market mutual funds	565,996	—	—	565,996
Time deposits	62,870	—	—	62,870
Total cash equivalents	628,866	—	—	628,866
Total cash and cash equivalents	903,329	—	—	903,329
Short-term fixed income securities:
Corporate bonds and commercial paper	1,456,706	5,955	(425)	1,462,236
Foreign government securities	23,128	40	(3)	23,165
Municipal securities	185,634	543	(5)	186,172
U.S. agency securities	506,227	881	(260)	506,848
U.S. Treasury securities	437,362	580	(122)	437,820
Subtotal	2,609,057	7,999	(815)	2,616,241
Marketable equity securities	174	453	—	627
Total short-term investments	2,609,231	8,452	(815)	2,616,868
Total cash, cash equivalents and short-term investments	$3,512,560	$8,452	$(815)	$3,520,197

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 29, 2014 and November 29, 2013 (in thousands):

	2014		2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$256,849	$(289)	$225,759	$(631)
Foreign government securities	7,595	(3)	—	—
Municipal securities	9,837	(5)	13,522	(24)
U.S. Treasury and agency securities	169,621	(232)	105,278	(283)
Total	$443,902	$(529)	$344,559	$(938)

There were 208 securities and 177 securities in an unrealized loss position for less than twelve months at August 29, 2014 and at November 29, 2013, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of August 29, 2014 (in thousands):

	2014
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$18,577	$(136)
U.S. Treasury and agency securities	29,416	(150)
Total	$47,993	$(286)
As of August 29, 2014, there were 16 securities in an unrealized loss position for more than twelve months. As of November 29, 2013, there were no securities in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 29, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$629,477	$630,712
Due between one and two years	808,082	810,830
Due between two and three years	915,643	918,119
Due after three years	255,855	256,580
Total	$2,609,057	$2,616,241
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended August 29, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 29, 2014.
The fair value of our financial assets and liabilities at August 29, 2014 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$565,996	$565,996	$—	$—
Time deposits	62,870	62,870	—	—
Short-term investments:
Corporate bonds and commercial paper	1,462,236	—	1,462,236	—
Foreign government securities	23,165	—	23,165	—
Marketable equity securities	627	627	—	—
Municipal securities	186,172	—	186,172	—
U.S. agency securities	506,848	—	506,848	—
U.S. Treasury securities	437,820	—	437,820	—
Prepaid expenses and other current assets:
Foreign currency derivatives	14,384	—	14,384	—
Other assets:
Deferred compensation plan assets	24,821	536	24,285	—
Interest rate swap derivatives	5,146	—	5,146	—
Total assets	$3,290,085	$630,029	$2,660,056	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$969	$—	$969	$—
Total liabilities	$969	$—	$969	$—

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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB and a weighted average credit rating of AA-. We value these securities based on pricing from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments and derivatives having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Our deferred compensation plan assets consist of prime money market funds and mutual funds.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended August 29, 2014, we determined there were no other-than-temporary impairments on our cost method investments. Comparatively, for the three and nine months ended August 30, 2013, we determined there were other-than-temporary impairments of $2.0 million and $7.0 million, respectively, on our cost method investments which were written down to fair value.
As of August 29, 2014, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivables.
The fair value of our senior notes was $1.6 billion as of August 29, 2014, based on observable market prices in less active market and categorized as Level 2. See Note 13 for further details regarding our debt.
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
Fair Value Hedging—Interest Rate Swap
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedge related to our $900.0 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 13 for further details regarding our debt.
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Condensed Consolidated Statement of Income. The fair value of the interest rate swaps is reflected in other assets in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of August 29, 2014 and November 29, 2013 were as follows (in thousands):

	2014		2013
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$13,153	$—	$8,913	$—
Interest rate swap (2)	5,146	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,231	969	2,978	1,067
Total derivatives	$19,530	$969	$11,891	$1,067
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)	Included in other assets on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended August 29, 2014 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$10,003	$—	$11,976	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$1,075	$—	$6,490	$—
Net gain (loss) recognized in income(3)	$(4,676)	$—	$(11,871)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,575)	$—	$(855)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 29, 2014 and November 29, 2013 was $4.747 billion and $4.772 billion, respectively. During the second quarter of fiscal 2014, we completed our annual goodwill impairment test associated with our three reporting units—Digital Media, Digital Marketing and Print and Publishing—and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of August 29, 2014 and November 29, 2013 were as follows (in thousands):

	2014			2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$400,114	$(254,595)	$145,519	$423,237	$(220,414)	$202,823
Customer contracts and relationships	$380,753	$(134,892)	$245,861	$389,800	$(111,416)	$278,384
Trademarks	67,105	(34,496)	32,609	67,546	(27,933)	39,613
Acquired rights to use technology	157,827	(92,948)	64,879	155,322	(76,740)	78,582
Localization	1,442	(956)	486	3,404	(2,172)	1,232
Other intangibles	12,473	(10,988)	1,485	16,447	(11,827)	4,620
Total other intangible assets	$619,600	$(274,280)	$345,320	$632,519	$(230,088)	$402,431
Purchased and other intangible assets, net	$1,019,714	$(528,875)	$490,839	$1,055,756	$(450,502)	$605,254

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

In the second quarter of fiscal 2014, certain purchased intangibles associated with our acquisitions of Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Condensed Consolidated Balance Sheets. Amortization expense related to purchased and other intangible assets was $39.1 million and $115.1 million for the three and nine months ended August 29, 2014, respectively. Comparatively, excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense was $42.2 million and $117.1 million for the three and nine months ended August 30, 2013, respectively. Of these amounts, $26.0 million and $75.1 million were included in cost of sales for the three and nine months ended August 29, 2014, respectively, and $29.4 million and $79.6 million for the three and nine months ended August 30, 2013, respectively.
As of August 29, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2014	$18,692	$18,196
2015	61,000	68,267
2016	22,646	62,298
2017	15,197	52,916
2018	8,803	42,021
Thereafter	19,181	101,622
Total expected amortization expense	$145,519	$345,320

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of August 29, 2014 and November 29, 2013 consisted of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$309,507	$318,219
Sales and marketing allowances	73,792	66,502
Accrued corporate marketing	27,522	22,801
Taxes payable	17,241	18,225
Royalties payable	12,300	14,778
Accrued interest expense	7,295	20,613
Other	183,022	195,801
Accrued expenses	$630,679	$656,939

Other primarily includes general corporate accruals for technical support and local and regional expenses, including our accrual for a loss contingency as of August 29, 2014. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 12 for further information regarding the loss contingency.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended August 29, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	17,948	18,415
Awarded	4,054	7,236
Released	(7,085)	(6,224)
Forfeited	(1,072)	(1,479)
Ending outstanding balance	13,845	17,948
Information regarding restricted stock units outstanding at August 29, 2014 and August 30, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Restricted stock units outstanding	13,845	1.12	$995.5
Restricted stock units vested and expected to vest	12,367	1.05	$882.4
2013
Restricted stock units outstanding	18,163	1.29	$831
Restricted stock units vested and expected to vest	16,159	1.22	$736.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 29, 2014 and August 30, 2013 were $71.90 and $45.75, respectively.

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
As of August 29, 2014, the shares awarded under our 2013 and 2014 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2013 and 2014 Performance Share Programs for the nine months ended August 29, 2014 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	854	1,707
Awarded	709	1,417
Forfeited	(46)	(90)
Ending outstanding balance	1,517	3,034
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
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 Programs, based upon share awards actually achieved, for the nine months ended August 29, 2014 and the fiscal year ended November 29, 2013 (in thousands):

	2014	2013
Beginning outstanding balance	861	388
Achieved	—	1,279
Released	(486)	(665)
Forfeited	(21)	(141)
Ending outstanding balance	354	861

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at August 29, 2014 and August 30, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	354	0.41	$25.4
Performance shares vested and expected to vest	339	0.41	$24.2
2013
Performance shares outstanding	868	0.83	$39.7
Performance shares vested and expected to vest	804	0.81	$36.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 29, 2014 and August 30, 2013 were $71.90 and $45.75, respectively.

Summary of Stock Options
There were no option grants during the three and nine months ended August 29, 2014 and the three months ended August 30, 2013. The assumptions used to value the option grants during the nine months ended August 30, 2013 were as follows:

Nine Months
2013
Expected life (in years)	3.2
Volatility	27%
Risk free interest rate	0.36%

Option activity for the nine months ended August 29, 2014 and the fiscal year ended November 29, 2013 was as follows (in thousands):

	2014	2013
Beginning outstanding balance	7,359	24,517
Granted	—	25
Exercised	(3,585)	(15,872)
Cancelled	(134)	(1,584)
Increase due to acquisition	—	273
Ending outstanding balance	3,640	7,359

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at August 29, 2014 and August 30, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Options outstanding	3,640	$28.98	3.33	$156.2
Options vested and expected to vest	3,610	$29.08	3.31	$154.5
Options exercisable	3,056	$30.26	2.99	$127.3
2013
Options outstanding	9,525	$30.80	3.10	$142.6
Options vested and expected to vest	9,359	$30.93	3.05	$138.9
Options exercisable	7,489	$32.23	2.49	$101.5
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 29, 2014 and August 30, 2013 were $71.90 and $45.75, respectively.

Summary of Employee Stock Purchase Plan Shares
The expected life of the employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 29, 2014 and August 30, 2013 were as follows:

	Three Months		Nine Months
	2014	2013	2014	2013
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 27%	27 - 29%	26 - 28%	26 - 30%
Risk free interest rate	0.06 - 0.47%	0.09 - 0.34%	0.06 - 0.47%	0.09 - 0.34%

Employees purchased 2.9 million shares at an average price of $34.76 and 3.4 million shares at an average price of $25.71 for the nine months ended August 29, 2014 and August 30, 2013, respectively. The intrinsic value of shares purchased during the nine months ended August 29, 2014 and August 30, 2013 was $93.4 million and $58.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 29, 2014, there was $468.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended August 29, 2014 and August 30, 2013 were as follows (in thousands):

	2014		2013
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$458	$1,451	$380	$1,245
Cost of revenue—services and support	1,064	1,666	878	2,609
Research and development	4,151	26,100	4,786	25,736
Sales and marketing	4,492	25,447	4,617	24,309
General and administrative	1,682	16,502	1,858	14,606
Total	$11,847	$71,166	$12,519	$68,505
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended August 29, 2014 and August 30, 2013 were as follows (in thousands):

	2014		2013
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,424	$4,261	$1,463	$3,489
Cost of revenue—services and support	2,759	4,886	2,559	7,419
Research and development	12,397	78,567	15,340	74,677
Sales and marketing	13,571	76,541	16,177	72,087
General and administrative	4,962	49,443	6,518	44,361
Total	$35,113	$213,698	$42,057	$202,033
NOTE 9.  RESTRUCTURING CHARGES
Restructuring Plans
Our restructuring plans consist of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of August 29, 2014, we considered our restructuring plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the nine months ended August 29, 2014 (in thousands):

	November 29, 2013	Costs Incurred	Cash Payments	Other Adjustments	August 29, 2014
Termination benefits	$2,233	$—	$(1,363)	$(262)	$608
Cost of closing redundant facilities	11,655	528	(4,761)	97	7,519
Total restructuring plans	$13,888	$528	$(6,124)	$(165)	$8,127

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued restructuring charges of $8.1 million as of August 29, 2014 includes $2.3 million recorded in accrued restructuring, current and $5.8 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2014 and facilities-related liabilities under contract through fiscal 2021 of which approximately 40% will be paid through 2015.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended August 29, 2014 were as follows (in thousands):

Balance as of November 29, 2013	$6,928,964
Net income	180,259
Re-issuance of treasury stock	(258,433)
Balance as of August 29, 2014	$6,850,790
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
The components of accumulated other comprehensive income and activity, net of related taxes, as of August 29, 2014 were as follows (in thousands):

	November 29, 2013	Increase / Decrease	Reclassification Adjustments		August 29, 2014
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$10,178	$1,596	$(3,534)		$8,240
Unrealized losses on available-for-sale securities	(937)	70	54		(813)
Net unrealized gains on available-for-sale securities	9,241	1,666	(3,480)	(1)	7,427
Net unrealized gains on derivative instruments designated as hedging instruments	5,367	11,976	(6,490)	(2)	10,853
Cumulative foreign currency translation adjustments	31,495	(29,708)	—		1,787
Total accumulated other comprehensive income, net of taxes	$46,103	$(16,066)	$(9,970)		$20,067
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended August 29, 2014 and August 30, 2013 (in thousands):

	Three Months		Nine Months Ended
	2014	2013	2014	2013
Available-for-sale securities:
Unrealized gains / losses	$68	$117	$37	$151
Reclassification adjustments	(3)	(2)	(6)	(2)
Subtotal available-for-sale securities	65	115	31	149
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—	—
Reclassification adjustments*	—	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—	—
Foreign currency translation adjustments	(1,577)	372	(474)	(128)
Total taxes, other comprehensive income	$(1,512)	$487	$(443)	$21
_________________________________________

(*)	Taxes related to derivative instruments were zero based on the tax jurisdiction where the derivative instruments were executed.
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
During the nine months ended August 29, 2014 and August 30, 2013, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $475.0 million and $700.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 29, 2014, we repurchased approximately 9.0 million shares at an average price of $62.42 through structured repurchase agreements entered into during fiscal 2013 and the nine months ended August 29, 2014. During the nine months ended August 30, 2013, we repurchased approximately 13.7 million shares at an average price of $43.78 through structured repurchase agreements entered into during 2012 and the nine months ended August 30, 2013.
As of August 29, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares delivered to us by the financial statement date were excluded from the computation of earnings per share. As of August 29, 2014, $42.3 million of prepayment remained under this agreement.
Subsequent to August 29, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $200.0 million remains under our current authority.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 29, 2014 and August 30, 2013 (in thousands, except per share data):

	Three Months		Nine Months Ended
	2014	2013	2014	2013
Net income	$44,686	$83,002	$180,259	$224,665
Shares used to compute basic net income per share	498,468	504,116	497,782	502,039
Dilutive potential common shares:
Unvested restricted stock and performance share awards	7,558	7,198	8,611	7,851
Stock options	1,785	2,744	2,182	3,265
Shares used to compute diluted net income per share	507,811	514,058	508,575	513,155
Basic net income per share	$0.09	$0.16	$0.36	$0.45
Diluted net income per share	$0.09	$0.16	$0.35	$0.44
For the three and nine months ended August 29, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $70.49 and $65.15, respectively, that would have been anti-dilutive. Comparatively, for the three and nine months ended August 30, 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $46.05 and $42.56 were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of August 29, 2014, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of August 29, 2014, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
In August 2014, we exercised our option to purchase the East and West Towers for a total purchase price of $143.2 million. Upon purchase, our investment in the lease receivable of $126.8 million was credited against the total purchase price and we were no longer required to maintain a standby letter of credit as stipulated in the East and West Towers lease agreement. We capitalized the East and West Towers as property and equipment on our Condensed Consolidated Balance Sheets at $144.1 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase. These buildings will be depreciated over their useful life of 40 years on a straight-line basis.
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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities. Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the second quarter of fiscal 2014, the parties reached a settlement to resolve this lawsuit, subject to the Court’s approval. On August 8, 2014, the Court rejected the settlement agreement jointly submitted by the parties. Trial in this matter is currently scheduled for January 2015. We accrued a loss contingency of $10.0 million associated with this matter during the first quarter of fiscal 2014.
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
The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010. During the nine months ended August 29, 2014, we made both semi-annual interest payments on our Notes totaling $62.2 million. In June 2014, we entered into interest rate swaps with a total notional amount of $900.0 million designated as a fair value hedge related to our 2020 Notes. The effect of such interest rate swaps is to effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR floating interest plus a spread of a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.
The gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Condensed Consolidated Statement of Income and substantially offset the changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. The fair value of the interest rate swaps is reflected in other assets in our Condensed Consolidated Balance Sheets. The carrying value of the 2020 Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps. The interest receivable from the swaps based on the fixed interest rate and the interest payable based on the effective interest rates are recorded at gross in the prepaid expenses and other current assets account and accrued expenses account, respectively, in our and Condensed Consolidated Balance Sheets.
Based on quoted prices in inactive markets, the fair value of the Notes was $1.6 billion as of August 29, 2014. The total fair value of $1.6 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps for the total notional amount $900.0 million.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 29, 2014, we were in compliance with all of the covenants.
During the first quarter of fiscal 2014, we reclassified $599.9 million as current debt on our Condensed Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
Credit Agreement
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may, subject to the agreement of the applicable lenders, request up to an additional $500.0 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.795% and 1.30% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year also based on our public debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
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
As of August 29, 2014, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligations
In fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. As of August 29, 2014, our capital lease obligations of $6.5 million are presented as current debt in our Condensed Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and nine months ended August 29, 2014 and August 30, 2013 included the following (in thousands):

	Three Months		Nine Months Ended
	2014	2013	2014	2013
Interest and other income (expense), net:
Interest income	$5,274	$5,332	$15,649	$16,620
Foreign exchange gains (losses)	(5,094)	(3,847)	(12,160)	(15,438)
Realized gains on fixed income investment	1,047	986	2,971	3,385
Realized losses on fixed income investment	(13)	(1,032)	(49)	(1,059)
Other	240	293	751	738
Interest and other income (expense), net	$1,454	$1,732	$7,162	$4,246
Interest expense	$(13,361)	$(16,747)	$(47,054)	$(50,786)
Investment gains (losses), net:
Realized investment gains	$145	$864	$878	$1,359
Unrealized investment gains	524	—	989	214
Realized investment losses	—	(2,034)	(1,054)	(7,049)
Unrealized investment losses	—	(909)	—	—
Investment gains (losses), net	$669	$(2,079)	$813	$(5,476)
Non-operating income (expense), net	$(11,238)	$(17,094)	$(39,079)	$(52,016)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our segment results for the three and nine months ended August 29, 2014 and August 30, 2013 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended August 29, 2014
Revenue	$621,459	$336,575	$47,375	$1,005,409
Cost of revenue	38,711	117,053	1,960	157,724
Gross profit	$582,748	$219,522	$45,415	$847,685
Gross profit as a percentage of revenue	94%	65%	96%	84%
Three months ended August 30, 2013
Revenue	$636,723	$311,688	$46,708	$995,119
Cost of revenue	41,376	103,150	2,550	147,076
Gross profit	$595,347	$208,538	$44,158	$848,043
Gross profit as a percentage of revenue	94%	67%	95%	85%

	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended August 29, 2014
Revenue	$1,954,137	$981,363	$138,237	$3,073,737
Cost of revenue	112,861	340,943	7,333	461,137
Gross profit	$1,841,276	$640,420	$130,904	$2,612,600
Gross profit as a percentage of revenue	94%	65%	95%	85%
Nine months ended August 30, 2013
Revenue	$1,995,121	$864,787	$153,633	$3,013,541
Cost of revenue	129,966	299,181	9,894	439,041
Gross profit	$1,865,155	$565,606	$143,739	$2,574,500
Gross profit as a percentage of revenue	93%	65%	94%	85%

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2014, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, community-based features and services through our acquisition of Behance in December 2012, app creation capabilities and lower entry point pricing for cost-sensitive customers.

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

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Additionally, in May 2013 we announced we would exclusively deliver new creative product innovations and features to Creative Cloud subscribers, and that Adobe Creative Suite 6 (“CS6”), which was released in May 2012, would be the last major update we provide for perpetual licensees. More recently, we announced the removal of general availability of CS6 on a perpetual licensing basis from legacy shrinkwrap and volume licensing channels. We still offer CS6 through our Adobe.com website and in certain markets.

Because of the shift towards Creative Cloud subscriptions and ETLAs, we have stated we expect perpetual revenue for CS6 to decline, and in the fourth quarter of fiscal 2014 we expect revenue from perpetual licensing of our creative professional products to be immaterial.

We continue to experience strong adoption of our Creative Cloud subscription offerings which has caused our Creative Cloud subscription revenue to increase and our CS6 perpetual revenue to decline during the third quarter of fiscal 2014 as compared to the year-ago period.

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

We exited the third quarter of fiscal 2014 with 2.810 million paid Creative Cloud subscriptions, up 95% from 1.439 million at the end of fiscal 2013. Total Creative ARR exiting the third quarter of fiscal 2014 was $1.40 billion, up from $801 million at the end of fiscal 2013.

Our Digital Media segment also includes our Document Services products and solutions, including Acrobat, Acrobat cloud services and EchoSign e-signing solution. In the third quarter of fiscal 2014 we continued to drive solid adoption of our Acrobat family of products primarily through license agreements with enterprise customers. Acrobat revenue increased due to several large contracts which closed during the third quarter of fiscal 2014 compared to the year-ago period.

In addition to Acrobat, we also drove strong adoption of subscription-based services including our Acrobat cloud services. Combined, adoption of Acrobat through ETLAs and our Document Services subscription offerings helped grow Document Services ARR to $217 million exiting the third quarter of fiscal 2014, up from $143 million at the end of fiscal 2013.

Total Digital Media ARR, which we define as the sum of Creative ARR and Document Services ARR, grew to $1.62 billion at the end of the third quarter of fiscal 2014, up from $944 million at the end of fiscal 2013, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in fiscal year 2014 are adjusted for constant currency based on expected exchange rates when ARR targets for fiscal year 2014 were first provided.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign—a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during the third quarter of fiscal 2013.

Revenue from Adobe Marketing Cloud increased 14% during the three months ended August 29, 2014 compared to the year-ago period. Helping to drive this performance was strong adoption across our portfolio of Adobe Marketing Cloud solutions including solid growth with our Adobe Experience Manager (“AEM”) and Adobe Campaign offerings.

AEM and Adobe Campaign have historically been licensed by our customers as on premise offerings where license revenue has been recognized at the time of the transactions. During fiscal year 2014, and in our third quarter of the fiscal year in particular, we have seen increased customer adoption of term-based licensing of our AEM and Adobe Campaign solutions where revenue is booked and recognized ratably. We believe this is resulting in larger customer engagements, more predictable revenue as well as higher long-term revenue growth.

In evaluating our Adobe Marketing Cloud revenue performance, we believe it is important to understand this licensing and revenue mix shift that is occurring with AEM and Adobe Campaign. In fiscal year 2013, approximately 45% of our AEM and Adobe Campaign contracts were term-based. Entering fiscal year 2014, based on our goal of migrating more of these solutions to be term-based, we expected a mix of approximately 60% term-based contracts for AEM and Adobe Campaign this fiscal year. Due to strong execution and customer demand, we are seeing an acceleration of term-based adoption of AEM and Adobe Campaign in fiscal year 2014; we now anticipate these solutions will achieve approximately 75% term-based contracts this year. As a result of this faster transition, we estimate approximately $60 million of revenue that would have been recognized in fiscal year 2014 will have shifted from on premise, perpetual AEM and Adobe Campaign licensing to term-based contracts during the year.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 29, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2013.
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

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 29, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2014

•
Consistent with our strategy, during the three months ended August 29, 2014, our subscription revenue as a percentage of total revenue increased to 54% compared with 30%, in the year-ago period, as we transition more of our business to a subscription-based model.

•	We exited the third quarter of fiscal 2014 with 2.810 million paid Creative Cloud subscriptions, up 95% from 1.439 million at the end of fiscal 2013.

•
Total Digital Media ARR of approximately $1.62 billion as of August 29, 2014 increased by $677 million, or 72%, from $944 million as of November 29, 2013. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and continued adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Document Services revenue of $208.1 million during the three months ended August 29, 2014 increased by $25.4 million, or 14% compared with the year-ago period, primarily due to closing of several large Acrobat contracts during the third quarter of fiscal 2014.

•
Adobe Marketing Cloud revenue of $290.1 million during the three months ended August 29, 2014 increased by $35.2 million, or 14% compared with the year-ago period. The increase was primarily due to strong adoption of our AEM offering and the addition of Neolane which we acquired in the third quarter of fiscal 2013.

•
Our total deferred revenue of $996.5 million as of August 29, 2014 increased by $167.7 million, or 20% from November 29, 2013, primarily due to increases in subscriptions, ETLAs and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $157.7 million during the three months ended August 29, 2014 increased by $10.6 million, or 7% compared with the year-ago period, primarily due to increased hosting and server costs associated with our subscription and SaaS offerings, royalty costs and costs associated with compensation and related benefits driven by additional headcount.

•
Operating expenses of $773.5 million during the three months ended August 29, 2014 increased by $35.8 million, or 5% compared with the year-ago period, primarily due to increased costs associated with compensation and related benefits.

•	Net income of $44.7 million during the three months ended August 29, 2014 decreased by $38.3 million, or 46% compared with the year-ago period.

•	Net cash flow from operations was $887.7 million during the nine months ended August 29, 2014 and remained relatively stable compared to the nine months ended August 30, 2013.

Revenue for the Three and Nine Months Ended August 29, 2014 and August 30, 2013 (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Product	$349.1	$582.2	(40)%	$1,299.8	$1,902.9	(32)%
Percentage of total revenue	35%	59%		42%	63%
Subscription	547.4	299.3	83%	1,447.6	778.1	86%
Percentage of total revenue	54%	30%		47%	26%
Services and support	108.9	113.6	(4)%	326.3	332.5	(2)%
Percentage of total revenue	11%	11%		11%	11%
Total revenue	$1,005.4	$995.1	1%	$3,073.7	$3,013.5	2%

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

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and nine months ended August 29, 2014 and August 30, 2013 are as follows (dollars in millions):

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Digital Media	$342.1	$129.6	164%	$862.7	$293.1	194%
Digital Marketing	202.4	169.0	20%	578.1	483.4	20%
Print and Publishing	2.9	0.7	*	6.8	1.6	*
Total subscription revenue	$547.4	$299.3	83%	$1,447.6	$778.1	86%
_________________________________________

(*)	Percentage is not meaningful.

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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Digital Media	$621.4	$636.7	(2)%	$1,954.1	$1,995.1	(2)%
Percentage of total revenue	62%	64%		64%	66%
Digital Marketing	336.6	311.7	8%	981.4	864.8	13%
Percentage of total revenue	33%	31%		32%	29%
Print and Publishing	47.4	46.7	1%	138.2	153.6	(10)%
Percentage of total revenue	5%	5%		4%	5%
Total revenue	$1,005.4	$995.1	1%	$3,073.7	$3,013.5	2%

Digital Media

Revenue from Digital Media decreased slightly during the three and nine months ended August 29, 2014, as compared to the three and nine months ended August 30, 2013. The slight decreases were primarily driven by declines in revenue associated with distribution of third party software downloads and Hobbyist products launched in the third quarter of fiscal 2013. Additionally, we are actively migrating customers to our Creative Cloud Photography plan for which revenue is recognized ratably. Partially offsetting these decreases was an increase in Document Services revenue.

Revenue related to our creative professional products, which includes our Creative Cloud, Creative Suite editions and CS point products, remained relatively stable during the three and nine months ended August 29, 2014 , as compared to the three and nine months ended August 30, 2013 due to increases in revenue from subscriptions and ETLAs offset by the decrease in revenue from CS point products and Creative Suite editions as we discontinued the general availability of our perpetually licensed CS6 products in the second quarter of 2014.

Revenue associated with our other creative products decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to decreases associated with distribution of third-party software downloads and Hobbyist products launched in the third quarter of fiscal 2013. Additionally, we are actively migrating customers to our Creative Cloud Photography plan. These decreases were offset in part by increases in revenue associated with our Digital Publishing Suite.

For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013. Unit average selling prices for our perpetual units licensed decreased during the three and nine months ended August 29, 2014 as compared to the same periods in the prior year.

Document Services revenue, which includes our Acrobat product family, increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to closing of several large Acrobat contracts and increases in our Acrobat cloud services during the third quarter of fiscal 2014.

Within Document Services, excluding large enterprise license agreement deals, the number of units licensed decreased while the unit average selling prices increased for the three and nine months ended August 29, 2014, as compared to the three and nine months ended August 30, 2013.

Digital Marketing

Revenue from Digital Marketing increased $24.9 million and $116.6 million during the three and nine months ended August 29, 2014, as compared to the three and nine months ended August 30, 2013. The increases were primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 14% and 20% during the three and nine months ended August 29, 2014, respectively, as compared to the year-ago period. Contributing to this increase was the strong adoption of AEM, for both the perpetual and term-based offerings, and Adobe Campaign.
Print and Publishing

Revenue from Print and Publishing remained relatively stable during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013. Revenue from Print and Publishing declined during the nine months ended August 29, 2014 as compared to the nine months ended August 30, 2013 primarily due to decreases in legacy product revenue and, to a lesser extent, increased ETLAs for some products in this group.
Geographical Information (dollars in millions)

	Three Months			Nine Months Ended
	2014	2013	% Change	2014	2013	% Change
Americas	$582.0	$534.0	9%	$1,697.8	$1,559.7	9%
Percentage of total revenue	58%	54%		55%	52%
EMEA	275.2	263.9	4%	871.6	824.1	6%
Percentage of total revenue	27%	26%		28%	27%
APAC	148.2	197.2	(25)%	504.3	629.7	(20)%
Percentage of total revenue	15%	20%		17%	21%
Total revenue	$1,005.4	$995.1	1%	$3,073.7	$3,013.5	2%

Overall revenue during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 increased in the Americas and EMEA. Revenue in the Americas and EMEA increased during the three and nine months ended August 29, 2014 as compared to the year-ago periods due to increases in Digital Media and Digital Marketing revenue. Print and Publishing revenue in the Americas decreased during the three and nine months ended August 29, 2014 as compared to the year-ago periods while Print and Publishing revenue in EMEA increased during the three months ended August 29, 2014 and decreased during the nine months ended August 29, 2014 as compared to the year-ago periods. The weakening of the U.S. Dollar against the Euro and the British Pound also caused revenue in EMEA to increase during the three and nine months ended August 30, 2013 as compared to the year-ago periods. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC decreased during the three and nine months ended August 29, 2014 as compared to the year-ago periods due to decreases in Digital Media and Digital Marketing revenue. Print and Publishing revenue in APAC increased during the three months ended August 29, 2014 and decreased during the nine months ended August 29, 2014 as compared to the year-ago periods. Contributing to the declines in APAC revenue were the slower adoption of Creative Cloud in Japan and the strengthening of the U.S. Dollar against the Japanese Yen and other Asian currencies during the three and nine months ended August 29, 2014 as compared to the year-ago periods.

Included in the overall increase in revenue for the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$4.3	$16.9
British Pound	5.7	10.8
Other currencies	0.2	0.7
Total EMEA	10.2	28.4
Japanese Yen	(2.4)	(21.7)
Other currencies	(0.7)	(7.4)
Total revenue impact	7.1	(0.7)
Hedging impact:
Euro	0.7	0.7
Japanese Yen	0.4	5.8
Total impact	$8.2	$5.8
During the three and nine months ended August 29, 2014, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the same reporting periods last year. This decrease was offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar weakened against the Euro and the British Pound. Our Yen currency hedging programs resulted in hedging gains during the three and nine months ended August 29, 2014.
Cost of Revenue for the Three and Nine Months Ended August 29, 2014 and August 30, 2013 (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Product	$23.2	$32.6	(29)%	$75.2	$111.4	(32)%
Percentage of total revenue	2%	3%		2%	4%
Subscription	86.6	71.6	21%	247.5	200.7	23%
Percentage of total revenue	9%	7%		8%	7%
Services and support	47.9	42.9	12%	138.4	126.9	9%
Percentage of total revenue	5%	4%		5%	4%
Total cost of revenue	$157.7	$147.1	7%	$461.1	$439.0	5%
 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Amortization of purchased intangibles and technology license arrangements	1%	(23)%
Cost of sales	(5)	(3)
Royalty cost	(14)	(2)
Localization costs related to our product launches	(5)	(2)
Excess and obsolete inventory	(1)	2
Various individually insignificant items	(5)	(4)
Total change	(29)%	(32)%
Amortization of purchased intangibles and technology license arrangements remained relatively stable during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013. Amortization of purchased intangibles and technology license arrangements decreased during the nine months ended August 29, 2014 as compared to the nine months ended August 30, 2013 as we entered into certain technology licensing arrangements for which payments of $26.5 million related to historical use of certain technology licensing arrangements were expensed as cost of product revenue during the first quarter of fiscal 2013.
Cost of sales decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to decreases in the number of perpetual units sold and the associated packaging costs as we continue to focus our development efforts on Creative Cloud.
Royalty cost decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due the to decreases in revenue from our perpetual offerings.
Localization costs decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to less expense incurred for localization costs associated with Creative Cloud releases during the third quarter of fiscal 2014 than was incurred for localization costs associated with the release of certain Creative Cloud point products in local languages during the third quarter of fiscal 2013.
Excess and obsolete inventory remained relatively stable during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013. Excess and obsolete inventory increased during the nine months ended August 29, 2014 as compared to the nine months ended August 30, 2013 as a result of changes in reserve requirements for CS6 shrink boxes, point-of-sale activation keycards and component materials as we have discontinued the general availability of these products on a perpetual licensing basis.
 Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.
Cost of subscription revenue increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to the increase in hosted server costs. Hosted server costs increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services, depreciation expense from higher capital expenditures late in fiscal 2013, and compensation and related benefits driven by additional headcount, including from our acquisition of Neolane in the mid-third quarter of fiscal 2013. Additionally, royalty cost increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to increases in subscriptions and downloads of our SAAS offerings.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 primarily due to increases in compensation and related benefits driven by additional headcount.
Operating Expenses for the Three and Nine Months Ended August 29, 2014 and August 30, 2013 (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Research and development	$212.0	$208.7	2%	$630.7	$621.4	1%
Percentage of total revenue	21%	21%		21%	21%
Sales and marketing	406.5	388.7	5%	1,243.4	1,188.9	5%
Percentage of total revenue	40%	39%		40%	39%
General and administrative	141.7	128.0	11%	409.8	381.8	7%
Percentage of total revenue	14%	13%		13%	13%
Restructuring and other charges	0.2	(0.8)	**	0.5	24.2	**
Percentage of total revenue	*	*		*	1%
Amortization of purchased intangibles	13.1	13.1	—%	40.0	38.3	4%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$773.5	$737.7	5%	$2,324.4	$2,254.6	3%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 is primarily due to increases in cash incentives and stock-based compensation. The increase in stock compensation was driven by higher share prices during fiscal 2014 as compared to fiscal 2013, as well as a shorter vesting term which decreased from four years to three years for stock awards granted as part of our annual review process during the first quarter of fiscal 2014.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	1%	2%
Various individually insignificant items	1	(1)
Total change	2%	1%
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

Sales and marketing expenses increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	3%	4%
Various individually insignificant items	2	1
Total change	5%	5%

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

General and administrative expenses increased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to the following:

	% Change 2014-2013 QTD	% Change 2014-2013 YTD
Compensation associated with cash and stock-based incentives	2%	3%
Charitable contributions	8	(1)
Loss contingency	—	3
Various individually insignificant items	1	2
Total change	11%	7%
The increase in charitable contributions during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013 is primarily due to the timing of planned contributions to the Adobe Foundation.
See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the loss contingency.
 Restructuring and Other Charges
Charges and credits related to our restructuring plans for the three and nine months ended August 29, 2014 and August 30, 2013 were immaterial.
During May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the "Waltham property assets") with a total carrying amount of $47.4 million. As of May 31, 2013, we classified the Waltham property assets as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. As a result, we recorded a write-down of $23.8 million during the nine months ended August 30, 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.
Amortization of Purchased Intangibles
Amortization expense remained stable during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013. Amortization expense increased 4% during the nine months ended August 29, 2014 as compared to the nine months ended August 30, 2013 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Neolane in mid-third quarter of fiscal 2013.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 29, 2014 and August 30, 2013 (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Interest and other income (expense), net	$1.5	$1.7	**	$7.2	$4.3	**
Percentage of total revenue	*	*		*	*
Interest expense	(13.4)	(16.7)	(20)%	(47.1)	(50.8)	(7)%
Percentage of total revenue	(1)%	(2)%		(2)%	(2)%
Investment gains (losses), net	0.7	(2.1)	**	0.8	(5.5)	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(11.2)	$(17.1)	(35)%	$(39.1)	$(52.0)	(25)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net decreased during the three months ended August 29, 2014 as compared to the three months ended August 30, 2013 primarily due to increased foreign currency losses partially offset by increased realized gains on fixed income investments. Interest and other income (expense), net increased during the nine months ended August 29, 2014 as compared to the nine months ended August 30, 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments. The increases were partially offset by decreased interest income on fixed income investments due to lower average invested balances and decreased interest income on our investment in lease receivable.
Interest Expense
Interest expense primarily represents interest associated with our senior notes and interest rate swaps. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1. Floating interest payments on the interest rate swaps are paid monthly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. Interest expense decreased during the three and nine months ended August 29, 2014 as compared to the three and nine months ended August 30, 2013 due to the favorable impact of the interest rate swaps. See Note 5 for further details regarding our interest rate swaps.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities) and gains and losses associated with our direct and indirect investments in privately held companies. Investment gains (losses), net changed from net losses for the three months ended August 30, 2013 to net gains for the three months ended August 29, 2014 primarily due to realized and unrealized gains on our deferred compensation plan assets and an other-than-temporary impairment to write down our cost method investments to fair value during the third quarter of fiscal 2013. Investment gains (losses), net changed from net losses for the nine months ended August 30, 2013 to net gains for the nine months ended August 29, 2014 primarily due to realized and unrealized gains on our deferred compensation plan assets partially offset by realized losses on the sale of a direct investment in the second quarter of fiscal 2014 and other-than-temporary impairments to write down our cost method investments to fair value during the nine months ended August 30, 2013.

Provision for Income Taxes for the Three and Nine Months Ended August 29, 2014 and August 30, 2013 (dollars in millions)

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Provision	$18.3	$10.3	78%	$68.8	$43.2	59%
Percentage of total revenue	2%	1%		2%	1%
Effective tax rate	29%	11%		28%	16%

Our effective tax rate increased by eighteen percentage points for the three months ended August 29, 2014 as compared to the three months ended August 30, 2013. The increase was primarily due to the expiration of the federal research and development tax credit in December 2013 and stronger than forecasted U.S. profits for fiscal 2014. In addition, our effective tax rate for the three months ended August 30, 2013 included tax benefits recognized as a result of the completion of certain income tax examinations.
Our effective tax rate increased by twelve percentage points for the nine months ended August 29, 2014 as compared to the six months ended August 30, 2013. In addition to the above noted items, the increase is also related to the federal research and development tax credit’s retroactive reinstatement in January 2013.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at August 29, 2014 was $144.1 million, exclusive of interest and penalties. If the total unrecognized tax benefits at August 29, 2014 were recognized in the future, $131.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $12.2 million federal benefit related to deducting certain payments on future state tax returns.
As of August 29, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $13.9 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	August 29, 2014	November 29, 2013
Cash and cash equivalents	$903.3	$834.6
Short-term investments	$2,616.9	$2,339.2
Working capital	$2,034.2	$2,520.3
Stockholders’ equity	$6,731.3	$6,724.6

A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 29, 2014	August 30, 2013
Net cash provided by operating activities	$887.7	$836.7
Net cash used for investing activities	(412.7)	(1,177.8)
Net cash used for financing activities	(403.9)	(258.6)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.3)	(6.3)
Net decrease in cash and cash equivalents	$68.8	$(606.0)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $887.7 million for the nine months ended August 29, 2014 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and decreases in trade receivables. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our individual, team and enterprise Creative Cloud offerings and increases in Digital Marketing and Digital Publishing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Trade receivables declined primarily due to an increase in revenue linearity and improved collections compared to the fourth quarter of fiscal 2013.
The primary working capital uses of cash were decreases in accrued expenses and trade payables. The decrease in accrued expenses is primarily due to payment of two semi-annual interest payments associated with our Notes totaling $62.2 million during the nine months ended August 29, 2014. The resulting reduction in accrued interest was partially offset by additional accruals made during the period. Trade payables decreased primarily due to the timing of invoice receipts and cash payments largely associated with marketing activities.
Cash Flows from Investing Activities
Net cash used for investing activities of $412.7 million for the nine months ended August 29, 2014 was primarily due to purchases of short-term investments and property and equipment. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $403.9 million for the nine months ended August 29, 2014 was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
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
As of August 29, 2014, we have accrued total restructuring charges of $8.1 million. Of this amount, $7.5 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 40% will be paid through 2015.
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
As of August 29, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). During the first quarter of fiscal 2014, we reclassified $599.9 million as current debt on our Condensed Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of August 29, 2014, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 83% of our consolidated invested balances during the third quarter of fiscal 2014. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.
During the nine months ended August 29, 2014 and August 30, 2013, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $475.0 million and $700.0 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 29, 2014, we repurchased approximately 9.0 million shares at an average price of $62.42 through structured repurchase agreements entered into during fiscal 2013 and the nine months ended August 29, 2014. During the nine months ended August 30, 2013, we repurchased approximately 13.7 million shares at an average price of $43.78 through structured repurchase agreements entered into during 2012 and the nine months ended August 30, 2013.
For the nine months ended August 29, 2014, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by August 29, 2014 were excluded from the computation of earnings per share. As of August 29, 2014, $42.3 million of prepayments remained under the agreement.
Subsequent to August 29, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $200.0 million remains under our current authority. See Note 10 for further discussion of our stock repurchase program.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 29, 2014.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013. Our principal commitments as of August 29, 2014 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the nine months ended August 29, 2014. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At August 29, 2014, our maximum commitment for interest payments under the Notes was $244.9 million for the remaining duration of our senior notes. In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate plus a fixed number of basis points through February 1, 2020.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of August 29, 2014, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 29, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.

As of August 29, 2014, the total carrying amount of the Notes was $1.5 billion and the related fair value based on inactive market prices was $1.6 billion.

We believe that other than the interest rate risk on our 2020 Notes as discussed above, there have been no other significant changes in our market risk exposures for the nine months ended August 29, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 29, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 29, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 52% of our employees are located outside the U.S. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Our cash equivalent and short-term investment portfolio as of August 29, 2014 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 29, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 29, 2014. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$500,810
May 31—June 27, 2014
Shares repurchased	765	$66.43	765	$(50,809)
June 28—July 25, 2014
Shares repurchased	559	$72.18	559	$(40,385)
July 26—August 29, 2014
Shares repurchased	603	$70.19	603	$(42,292)	(2)
Total	1,927		1,927	$367,324
_________________________________________

(1)	We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012, which can be used through the end of fiscal 2015.

(2)
In June 2014, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. As of August 29, 2014, $42.3 million of the prepayment remained under this agreement.

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

Date: September 25, 2014

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Creative Suite
EchoSign

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/14	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6	000-15175

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to each of the 2010 and 2011 Performance Share Programs)*	8-K	1/29/10	10.1	000-15175

10.4F	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2010 Performance Share Program)*	8-K	1/29/10	10.2	000-15175

10.4G	Award Calculation Methodology to the 2010 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3	000-15175

10.4H	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4I	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4J	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4K	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4M	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4O	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4Q	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4R	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4S	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Allaire Corp. 1997 Stock Incentive Plan*	S-8	3/27/01	4.06	333-57708

10.7	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07	333-57708

10.8	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08	333-57708

10.9	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09	333-92233

10.10	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07	333-111597

10.11	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07	333-44016

10.12	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.13	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09	333-127392

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.14	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10	333-120712

10.15	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01	000-22688

10.16A	Forms of Retention Agreement*	10-K	2/17/98	10.44	000-15175

10.16B	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40	000-15175

10.17	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.18	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14	000-15175

10.19A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.19B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.19C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.20	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52	000-15175

10.21	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1	000-15175

10.22	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1	000-15175

10.23	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1	000-15175

10.25A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.25B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.25C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.26	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.27	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.28	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.29	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5	000-52076

10.30A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.30B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.31	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8	000-52076

10.32	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7	000-52076

10.33	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1	333-170254

10.34	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2	333-170254

10.35	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.36	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.37	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.38	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.39	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.40	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.41	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.42	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.43	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1	000-15175

10.44	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2	000-15175

10.45	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

10.46	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.47	Efficient Frontier, Inc. Form of Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2	333-179221

10.48	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.49A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.49B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.50	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.51	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.52	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.53	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.54	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.55	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.6 through 10.15 are to filings made by Macromedia, Inc. References to Exhibits 10.25A through 10.32 are to filings made by Omniture, Inc.

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