Form 10-K
period 2014-11-28
ADOBE SYSTEMS INC
filed 2015-01-20
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,153,080,560 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 16, 2015, 498,314,061 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 28, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, revenue growth, customer acquisition, the amount of recurring revenue and revenue growth, each of which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“the SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2015. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end-users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 18 of our Notes to Consolidated Financial Statements for further geographical information.
Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000 and our website is www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Annual Report on Form 10-K.
BUSINESS OVERVIEW

For over 30 years, Adobe’s innovations have transformed how individuals, businesses and governments communicate and interact. Across these markets, we help our customers create and deliver the most compelling content and interactive experiences in a streamlined workflow, and optimize those experiences and marketing activities for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anywhere, anytime.
While we continue to market and license a broad portfolio of products and solutions, we focus our investments in two strategic growth areas:
Digital Media—providing tools, services and solutions that enable individuals, small and medium businesses and enterprises to create, publish and promote their content anywhere. Our customers include content creators, web designers, app developers and digital media professionals, as well as management in marketing departments and agencies, companies and publishers. This is the core of what we have delivered for over 20 years, and we have evolved our business model rapidly to provide these customers with a more complete and integrated workflow across the variety of new devices, formats and business models that continue to emerge.
Digital Marketing—providing solutions and services for creating, managing, executing, measuring and optimizing digital advertising and marketing campaigns across multiple channels. Our customers include marketers, advertisers, agencies, publishers, merchandisers, web analysts, marketing executives, information management executives, and sales and support executives. We process over twenty-five trillion data transactions a year via our SaaS products, providing our customers with analytics, social, targeting, media optimization, digital experience management, cross-channel campaign management, and video solutions. This complements our digital media franchise, bringing together the art of creating and managing content with the science of measuring and optimizing it, enabling our customers to achieve their optimal business outcomes.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Marketing categories, where our mission is to change the world through digital experiences. By integrating products from each of these two areas of Adobe’s business, our customers are able to utilize a comprehensive suite of solutions and services that no other entity currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of rich and engaging content favorably positions Adobe as our customers invest more to engage their constituents digitally.
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
This overview provides an explanation of our market opportunities and a discussion of our strategies to address our market opportunities in fiscal 2015 and beyond for each of our segments. See Note 18 of our Notes to Consolidated Financial Statements for further segment information.
PRODUCTS AND SERVICES OVERVIEW
Digital Media
Digital Media Opportunity
Recent trends in digital communications, including ever increasing data speeds that enable greater usage by consumers of mobile devices and tablets to access online content and services, continue to provide a significant market opportunity for Adobe in digital media. Due to the increase in rich media consumed in digital environments and the rise of online social communities, the demand for digital media tools and solutions to create engaging online experiences is higher than ever. Adobe is in a unique position to capitalize on this opportunity by delivering rapid innovation to increase our customer reach, deepen engagement with communities and accelerate long-term revenue growth by focusing on a cloud-based model where our products and solutions are licensed on a subscription basis.
The flagship of our Digital Media business is Creative Cloud—a subscription service that allows members to download and install the latest versions of our creative products such as Adobe Photoshop, Adobe Illustrator, Adobe Premiere Pro, Adobe Photoshop Lightroom and Adobe InDesign, as well as utilize other tools such as Adobe Acrobat. Creative Cloud members can also access online services to sync, store, and share files, participate in our Behance community of more than four million creative professionals, publish and deliver digital content via app stores, develop mobile apps, and create and manage websites. Adobe is redefining the creative process with Creative Cloud so that our customers can obtain everything they need to create, collaborate and deliver engaging digital content.
Creative Cloud addresses the needs of creative professionals including graphic designers, production artists, web designers and developers, user interface designers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and document creation and collaboration. End users of our creative tools work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and high-end consumers also use our products to create and deliver creative content.
In addition to Creative Cloud, our Digital Media business offers many of the products included in Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products, and also offers a range of other creative tools and services, including our hobbyist products such as Adobe Photoshop Elements and Adobe Premiere Elements, Adobe Digital Publishing Suite, Adobe PhoneGap, Adobe Typekit and mobile apps such as Adobe Photoshop Mix, Adobe Photoshop Sketch and Adobe Premiere Clip that run on tablets and mobile devices. Further descriptions of our Digital Media products are included below under “Principal Products and Services”.

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
Digital Media Strategy
Our goal is to be the leading provider of tools and services that allow individuals, small and medium businesses and enterprises to create, publish and monetize their content anywhere.
Creative Cloud, a subscription service with attractive monthly pricing, will be a catalyst for revenue growth in the coming years. The monthly subscription pricing model is attractive to users of older versions of our products who desire to use our latest releases and services, but who in the past have been unwilling to upgrade to newer versions due to price sensitivity. Similarly, we are gaining new customers and expect to continue to drive new user adoption of our creative tools business over the next several years outside of our core creative professional targeted market because of the attractive monthly subscription pricing combined with the strong brand of our creative tools and the broad value proposition provided by Creative Cloud. We anticipate that our sustained focus on a subscription model will continue to increase the amount of our recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.
To accelerate the adoption of Creative Cloud, we have focused on migrating existing users of our creative products from perpetual licenses to the subscription offering, as well as driving new customer adoption. Aspects of this strategy include: focusing future innovation by our engineering teams on delivering new cloud-based functionality, such as Creative Cloud Libraries, Adobe Shape CC and Adobe Brush CC, to enable our customers to use our creative tools and services across a variety of devices in ways that are not possible with previous desktop versions; increasing the value of Creative Cloud by delivering frequent product updates and enhancements to subscribers to address their content creation challenges; using promotions to attract customers to the offering; expanding our go-to-market reach through channel partners to reach new customers; and utilizing Creative Cloud for teams and Creative Cloud for enterprise offerings to drive broad adoption with customers who license our products in volume.
As part of our Creative Cloud strategy, we plan to utilize our digital marketing solutions to drive customer awareness of our creative products and improve conversion on our website and across other channels. Adobe.com is increasingly becoming the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We utilize affiliate and channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
In our Document Services business, although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who still need the capabilities provided by Acrobat. We plan to continue to market the benefits of our Document Services solutions to small and medium-sized businesses, large enterprises and government institutions around the world and increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets, while simultaneously enhancing and building out the delivery of cloud-based document services to our Acrobat and Adobe Reader users. We intend to continue to promote the capabilities of our cloud-based EchoSign solution to millions of Acrobat users and hundreds of millions of Adobe Reader users. EchoSign provides a green alternative to costly paper-based solutions, and is an easier way for customers to manage their contract workflows. We believe that by growing the awareness of EchoSign in the broader contract delivery and signing market, we can help our customers migrate away from paper-based express mailing and adopt our solution, growing our revenue with this business in the process.
Digital Marketing
Digital Marketing Opportunity
Consumers today increasingly demand personalized content and experiences in their online interactions, across multiple channels and devices. As a result, businesses or any entity with an online presence must figure out how to best attract, engage, acquire and retain customers in a world where the reach and quality of experiences directly impacts success. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content. Marketing executives are increasingly demanding solutions that optimize their consumers’ experiences and deliver the greatest return on their marketing spend so they can demonstrate the success of their programs using objective metrics.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. Chief Marketing Officers (“CMOs”), digital marketers, advertisers and publishers are increasingly steering their marketing and advertising budgets toward digital media. As they make this move to digital, our market opportunity is accelerating as customers look for vendors to help them navigate this transition. However, marketing in a digital world is not simply about executing campaigns in each digital channel. Marketers, and entire enterprises, also need to ensure they deliver meaningful experiences to their consumers across both digital and traditional channels and in areas such as sales, support, and product interactions where consumers expect experiences to be personalized.
Our Digital Marketing business targets this large and growing opportunity by providing comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management and cross-channel campaign management, as well as premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager and Adobe Campaign, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized brand experience to their consumers.
With the increase in the number of consumers that watch premium video content via the web on PC, tablet and mobile devices, the monetization of video delivery is an emerging opportunity within Adobe Marketing Cloud. To address this opportunity, we have worked closely with video content owners and distributors to develop and deliver Adobe Primetime, a modular platform that enables a more complete workflow to meet our customers’ needs in areas such as video publishing, advertising and analytics. We believe customers using our Primetime solution can drive greater audience engagement, resulting in increased revenue from ad sales and subscriptions, while lowering operating costs.
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
Our Digital Marketing segment also contains two legacy enterprise software offerings: our Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform. At the beginning of fiscal year 2012 we narrowed the focus of marketing and licensing of these products to financial services and government markets, driven by a subset of our enterprise sales force.
Digital Marketing Strategy
Our goal is to be the leading provider of marketing solutions and a standard for the way digital advertising and marketing is measured, managed, executed and optimized.
We believe that our success will be driven by focusing our efforts on making the Adobe Marketing Cloud the most comprehensive and integrated marketing solution available. Adobe Marketing Cloud consists of six key solutions-Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager and Adobe Campaign-as well as Adobe Primetime, the industry’s leading online TV delivery platform. Adobe Marketing Cloud provides marketers with key capabilities, such as the ability to:

•
Combine data across the Adobe Marketing Cloud solutions and third-party data sources, such as customer relationship management, point of sale, email, and survey, to create a single view of the consumer;

•	Deliver personalized customer experiences across channels and on any device;

•	Use predictive analytics to enable marketers to utilize past marketing program data and success to predict and drive their future success with digital marketing programs;

•	Access all Adobe Marketing Cloud solutions from one centralized platform and visualize, socialize, and collaborate across teams with the interface;

•	Interact with creatives through integration with Creative Cloud, enabling content creators and marketers to collaborate and communicate in real time within a cloud-based platform;

•	Accurately forecast and continually optimize their mix of campaigns across digital media;

•	Provide robust cross-channel campaign management capabilities utilizing real-time insights, rich customer data and a sophisticated automation and execution platform;

•	Manage, publish, track, and monetize social programs;

•	Store, assemble, and distribute digital assets to deliver high-quality brand, campaign, and content experiences;

•	Easily add, alter, and deploy marketing tags on websites, resulting in consistent page performance and accurate data collection; and

•	Integrate with over 200-plus partners in 20-plus countries, covering the expansive digital marketing ecosystem.
To drive growth of Adobe Marketing Cloud, we also intend to streamline how customers learn about, acquire and deploy Adobe Marketing Cloud solutions. We believe we can accelerate the growth of our business by continuing to build out more direct sales capacity, as well as continuing to enable a rich ecosystem of agencies and systems-integrators who sell and service our solutions. We believe these investments will result in continued growth in revenue in our Digital Marketing segment in fiscal 2015 and beyond.
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
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2014, we maintained a consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Products
Creative Cloud
Creative Cloud is a subscription offering which significantly improves how creative professionals create rich and engaging content. It leverages shifts in the industry so that users can easily explore, create, publish and share their work across devices, the desktop and the web. With Creative Cloud membership, users have access to a vibrant global creative community, publishing services to deliver apps and websites, cloud storage to easily access their work, the ability to sync their files to virtually any device, collaboration capabilities with team members, and new products and exclusive updates as they are developed.

Creative Cloud members can build a Creative Profile which persists wherever they are. A user's Creative Profile moves with them via Creative Cloud services from app-to-app and device-to-device, giving them immediate access to their personal files, photos, graphics, colors, fonts, text styles, desktop setting customizations and other important assets.
New Creative Cloud services have been developed and delivered to subscribers to increase the utilization of Creative Cloud capabilities beyond the use of our desktop applications. New services include: Content, which provides users easy access to stock content; Libraries, an asset management service; and Creative Talent Search, connecting users with job opportunities and hiring managers. We believe services such as these will drive higher user interaction with Creative Cloud and create upsell opportunities as users increasingly utilize higher-tiered versions of such services.
New mobile apps which run on tablets and smartphones enable connections between essential Creative Cloud desktop tools and a new family of mobile apps that extend the capabilities of Photoshop, Illustrator, Premiere Pro and Lightroom onto mobile devices. A new category of “capture” apps was also delivered, enabling users to create designs with tablets and bring them into their creative workflows.

We license Creative Cloud to individuals and teams of users through Adobe.com either on a monthly subscription basis or as an annual subscription. Channel partners also license Creative Cloud with annual team subscriptions to small or medium-sized businesses, or to workgroups in enterprises. With larger enterprise customers, our direct sales force utilizes enterprise term license agreements (“ETLAs”), for volume-based agreements often for multi-year terms.
Photoshop
Photoshop is the world’s most advanced digital imaging software. It is used by photographers, designers, web professionals, and video professionals, and is available to Creative Cloud subscribers. Customers can also subscribe to Photoshop CC as an individual subscription product, or through our Creative Cloud Photography Plan which is an offer targeted at photographers and photo hobbyists and includes our popular Photoshop Lightroom product as a companion tool to Photoshop. We also offer Photoshop Elements separately, which is targeted at consumers who desire the brand and power of Photoshop through an easy-to-use interface. For tablet and phone users, we offer several mobile apps including Photoshop Sketch, Photoshop Mix, Lightroom Mobile and more—all of which enable sophisticated photo editing and content creation using a touch-based interface on tablet and mobile devices.
Illustrator
Illustrator is our industry-standard vector graphics software used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw (formerly Adobe Ideas) and Illustrator Line to gain access to Illustrator capabilities on their tablets and mobile devices, and sync their work through Creative Cloud services for use with Illustrator on their desktop.
InDesign
InDesign is the leading professional page layout software for print and digital publishing. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. Customers can create simple or complex layouts quickly and efficiently with precise control over typography, built-in creative tools, and an intuitive design environment. Tight integration with other Adobe software such as Photoshop, Illustrator, Acrobat, and Adobe Flash Professional enables customers to work productively in print and digital workflows. Customers can also access Adobe Digital Publishing Suite from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.
InDesign is built for designers, prepress and production professionals, and print service providers who work for magazines, design firms, advertising agencies, newspapers, book publishers, and retail/catalog companies, as well as in corporate design, commercial printing, and other leading-edge publishing environments. Customers using InDesign often use Adobe InCopy, a companion product used for professional writing and editing to enable an efficient collaborative workflow between design and editorial staff. InDesign and InCopy are available to Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual subscription product.
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
With the demands of shorter production schedules and high-resolution digital media formats, real-time performance is crucial to videographers. Premiere utilizes our Mercury Playback Engine to provide the fastest performance solution in the industry. It also supports a vast majority of formats, and customers can now use multiple GPU cards to accelerate render and export times. As part of Creative Cloud, Premiere tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual subscription product.
To address the increase in use of video capture and sharing on mobile devices, we offer Premiere Clip, which provides users with easy-to-use features to quickly edit and enhance video. We also offer an Elements version of Premiere, which is a powerful yet easy-to-use video-editing software for home video editing. Premiere Elements provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions and create custom DVDs for sharing video with friends and family.

After Effects
After Effects is our industry-leading animation and creative compositing software used by a wide variety of motion graphics and visual effects artists. It offers superior control, a wealth of creative options, and integration with other post-production applications. After Effects is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product.
Dreamweaver
Adobe Dreamweaver is our professional web development software development application used by designers and developers to create and edit HTML websites and mobile apps. Dreamweaver provides a broad range of capabilities for web publishing, enabling online commerce, and providing online customer service and educational content, and includes capabilities for visually designing HTML5 pages, coding HTML5 and application logic. As part of Creative Cloud, Dreamweaver tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual subscription product.
Flash Professional
Adobe Flash Professional provides an advanced development environment for creating interactive content which integrates animations, motion graphics, sound, text and additional video functionality. Content built with Flash Professional is deployed via the web to browsers that run Adobe Flash Player. Flash Professional is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product.
Adobe Muse
Adobe Muse is built for designers who want to create and publish HTML websites without writing code. Muse is available to Creative Cloud subscribers, or customers can subscribe to use it as an individual subscription product.
Edge Tools & Services
Our Edge web tools and services include: Edge Animate, a web motion and interaction design tool that allows designers to create animated content for websites, using web standards like HTML5, JavaScript and CSS3; Edge Inspect, an inspection and preview tool that allows front-end web developers and designers to efficiently preview and debug HTML content on mobile devices; Edge Code, a code editor, built on the Brackets open source project, optimized for web designers and developers working with HTML, CSS and JavaScript; Edge Reflow, a web design tool to help users create responsive layouts and visual designs with CSS; Edge Web Fonts, a free web font service for using a growing library of open source fonts on websites and in apps; Typekit, a service that gives designers and developers access to a library of hosted, high-quality fonts to use on their websites; and Adobe PhoneGap Build, a service for packaging mobile apps built with HTML, CSS and JavaScript for popular mobile platforms. Our Edge tools and services are available to Creative Cloud subscribers.
Digital Publishing Suite
Adobe Digital Publishing Suite is a complete solution that enables individual designers, traditional media publishers, large brand organizations, enterprise customers and ad agencies to transform their print publications into interactive digital reading experiences for tablet devices and phones. Consisting of hosted services and viewer technology, Digital Publishing Suite tightly integrates with our Creative Cloud applications for efficient design, distribution, and monetization of a new class of innovative magazines, newspapers, brand loyalty materials, merchandising content, marketing communications, and more. A wide range of media publishers have used Digital Publishing Suite to produce well-known titles. Businesses are also using Digital Publishing Suite to produce corporate publications.
Digital Publishing Suite is offered to enterprise customers, and we also offer the Professional Edition and Single Edition to smaller organizations and individuals.
Typekit

Adobe Typekit is a subscription font service that brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop, and endless typographic inspiration.

Behance

Behance is the leading free online platform to showcase and discover creative work. Behance ProSite is a personal portfolio site builder that stays in sync with the user’s projects on Behance and transforms a public Behance portfolio into a fully customized personal portfolio on the user’s URL.

Creative Talent Search
Adobe Creative Talent Search is a service that connects creatives across the globe with job opportunities from top brands and companies. Creative companies and hiring managers have access to powerful new tools to discover and engage with the talent they need.
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
Adobe Target
Adobe Target lets our customers test, target and personalize content across multiple devices. With Adobe Target, our customers have the tools they need to quickly discover what gets noticed, what increases conversion, and what keeps consumers coming back for more. Adobe Target paves a path from simple testing to targeting to true segmentation and optimization through A/B and multivariate testing, rules-based targeting and automated decision-making.
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
Adobe Experience Manager
Adobe Experience Manager helps customers organize, create, and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, customers are able to deliver relevant experiences to consumers that help build the customers’ brand, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management, integrated mobile app development, enterprise-level forms management, and social capabilities, providing customers with tools enabling users to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Campaign
Adobe Campaign enables marketers to orchestrate personalized experiences determined by each consumer’s behaviors and preferences. As part of its feature set, it provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers. Features also included targeted segmentation, email execution, real-time interaction, and operational reporting to easily see how well campaigns are performing.
Emerging Digital Marketing Solution
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
Other Products and Solutions
We offer a broad range of other digital media products and solutions. Information about other products not referenced here can be found on our corporate website, www.adobe.com, under the “Products” tab available in the “Menu”.
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
Digital Media
No single company has offerings identical to our Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competitors include offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Quark and others, as well as from many lower-end offerings available on touch-

enabled devices via app stores, and from various open source initiatives. We believe our greatest advantage in this market is the scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud we also compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
Professional digital imaging, drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. Competition in this market is also emerging with drawing and illustration applications on tablet and smartphone platforms. The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. In this area we face direct and indirect competition from desktop software companies and various proprietary and open source web-authoring tools. Our Flash technologies face competition from alternative approaches to building rich content and web applications such as JavaFX, HTML5, native OS application programming environments and Unity.
The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, PCs, tablets, mobile phones and other new devices. Our imaging and video software offerings, including Photoshop, Lightroom, After Effects and Premiere, face competition from established and emerging companies offering similar products. We also continue to face competition from new and free products, including web services and mobile/tablet applications that compete directly with our Aviary offerings.
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
In addition, we face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, new social networking platforms such as Facebook (including Instagram) and portal sites such as Google and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software. Online storage and synchronization are becoming free and ubiquitous. Consumers in particular will be encouraged to use the image/video editing software associated with those sync/store products, thus competing with our software.
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
The nature of traditional digital document creation, storage, and collaboration has been rapidly evolving as knowledge workers and consumers shift their behavior increasingly to non-desktop workflows. Competitors like Microsoft, Google, Box and Dropbox all offer competitive alternatives to our Acrobat business for creating and managing PDFs. In addition, other PDF creation solutions can be found at a low cost, or for free, on the web. To address these competitive threats, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security.
As electronic signatures with EchoSign are quickly becoming a core element of digital documents, competitors have been jumping in to take advantage of the growing space. DocuSign, Citrix, and others are incorporating competitive e-signature technology into their platforms.
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
Creative and digital agencies are increasingly investing in acquiring their own digital marketing technology platforms to complement their creative services offerings. Adobe may face competition from these agencies as they come to market with best-of-breed offerings in one or more digital marketing capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over thirty years. We also believe we have leadership in this market, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, web experience management, cross-channel campaign management and social capabilities in our Adobe Marketing Cloud, surpassing the reach of any competitor. Most importantly, we provide a vision for our digital marketing customers as we engage with them across the important aspects of their business, extending from their use of Creative Cloud, to how they manage, deliver, measure and monetize their content with our Adobe Marketing Cloud.
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
We support our end users through local field offices and our worldwide distribution network, which includes locations in Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, Moldova, the Netherlands, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom and the United States.
We sell the majority of our products through a software subscription model where our customers purchase access to a product for a specific period of time and during which they always have rights to use the most recent version of that product. We also license perpetual versions of our software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
For fiscal 2014 and 2013, there were no customers that represented at least 10% of net revenue. For fiscal 2012, Ingram Micro accounted for 11% of net revenue. Ingram Micro is a distributor who sells products across our various segments. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements.

In fiscal 2014 and 2013, no single customer was responsible for over 10% of our trade receivables.
Order Fulfillment Distribution
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
Our evolution to a services and subscription-based business model has decreased the need to produce and distribute physical products. We still produce packaged products for a subset of our business, but that percentage is declining as the digital delivery of our services and subscriptions continues to grow.
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
In addition, Adobe has also created a large and vibrant partner ecosystem that includes a mix of global System Integrators (“SIs”), regional SIs, VARs, Digital Agencies, and solution partners. Adobe invests to enable this ecosystem with the right skills and knowledge about our technologies and best practices. Consequently, this ecosystem provides our clients several different choices of partners, and a large accessible pool of skilled resources that can help deploy and manage Adobe solutions. This approach not only creates value for our customers and partners, but also creates a large and productive go-to-market channel for our sales teams.
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
We provide product support through a combination of outsourced vendors and internal support centers, and through multiple channels including phone, chat, web, social media, and email. These support services are delivered by a global support organization that includes several regional and global support centers. These teams are responsible for providing timely, high-quality technical expertise on all our products as well as providing proactive risk mitigation services.
We also offer delivery assurance and enablement services to partners and developer organizations. The Adobe Partner Connection Program focuses on providing developers with high-quality tools, software development kits, information and services.
Training
We offer a comprehensive portfolio of training options to enable our customer and partner teams in the use of our products. Our training portfolio includes free on-line informational services on www.adobe.com and a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. We sponsor workshops, work with professional associations and user groups, and conduct regular beta testing programs. We also provide fee-based education services to enhance our customers’ use of our solutions, including a wide range of traditional and online training and certifications delivered by our team of training professionals. Adobe’s portfolio of technical training courses covers our Digital Media, Digital Marketing and other mature products and solutions.
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
During fiscal 2014, 2013 and 2012, our research and development expenses were $844.4 million, $826.6 million and $742.8 million, respectively.
PRODUCT PROTECTION
We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We have a number of domestic and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe our patents have value, no single patent is material to us or to any of our reporting segments. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and subject to specific security and confidentiality constraints. From time to time, we secure rights to third-party intellectual property if beneficial to our business.
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

(2)
We offer products under a SaaS or on-demand model, where hosted software is provided on demand to customers, generally through a web browser. The use of these products is governed by either the online terms of use or an enterprise licensing agreement associated with the product.

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
EMPLOYEES
As of November 28, 2014, we employed 12,499 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 16, 2015 are as follows:

Name	Age	Positions
Shantanu Narayen	51
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

Mark Garrett	57
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

Matthew Thompson	56
Executive Vice President, Worldwide Field Operations

Mr. Thompson currently serves as Executive Vice President, Worldwide Field Operations. Mr. Thompson joined Adobe in January 2007 as Senior Vice President, Worldwide Field Operations. In January 2013, he was promoted to Executive Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, Inc., a provider of electronic design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services.

Name	Age	Positions
Michael Dillon	56
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

Naresh Gupta	48
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

Bryan Lamkin	54
Senior Vice President, Technology and Corporate Development

Mr. Lamkin rejoined Adobe in February 2013 as Senior Vice President, Technology and Corporate Development. From June 2011 to May 2012, Mr. Lamkin served as President and Chief Executive Officer of Clover, a mobile payments platform.  Prior to Clover, Mr. Lamkin co-founded and served as the Chief Executive Officer of Bagcheck, a sharing and discovery platform, from June 2010 to May 2011. From April 2009 to June 2010, Mr. Lamkin served as Senior Vice President of Consumer Products and Applications at Yahoo!, a global technology company providing online search, content and communication tools. From May 2008 to April 2009 Mr. Lamkin served as Executive in Residence at Sutter Hill Ventures. Mr. Lamkin previously was with Adobe from 1992 to 2006 and held various senior management positions including Senior Vice President, Creative Solutions Business Unit.

Ann Lewnes	53
Senior Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 as Senior Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes has been elected to the board of directors of Mattel, Inc., effective February 1, 2015.

Donna Morris	47
Senior Vice President, People and Places

Ms. Morris currently serves as Senior Vice President of Adobe’s Global People and Places organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005 Ms. Morris was promoted to Vice President Global Human Resources Operations and subsequently to Senior Vice President Human Resources in March 2007.

Bradley Rencher	41
Senior Vice President and General Manager, Digital Marketing

Mr. Rencher serves as Senior Vice President and General Manager of Adobe’s Digital Marketing business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to Senior Vice President of Business Operations prior to Adobe’s acquisition of Omniture in 2009. Following the acquisition he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004.

Name	Age	Positions
David Wadhwani	43
Senior Vice President and General Manager, Digital Media

Mr. Wadhwani serves as Senior Vice President and General Manager of Adobe’s Digital Media business unit. Prior to June 2010, Mr. Wadhwani was Vice President and General Manager of Adobe’s Platform business unit. He joined Adobe in 2005 through the acquisition of Macromedia. Prior to his time at Macromedia, Mr. Wadhwani founded and was VP of Engineering at iHarvest, a content management company that was acquired by Interwoven and worked at Oracle in their database tools division.

Richard T. Rowley	58
Vice President, Corporate Controller and Chief Accounting Officer

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
If we cannot continue to develop, market and offer new products and services or enhancements to existing products and services that meet customer requirements, our operating results could suffer.
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes, the market’s acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenues, earnings or stock price and weakening our competitive position. We maintain strategic relationships with third parties to market certain of our products and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenues would be impaired and our operating results would suffer.
We offer our products on a variety of PC, tablet and mobile devices. Recent trends have shown a technological shift from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices our business could be harmed. To the extent that consumer purchases of these devices slow down, or to the extent that significant demand arises for our products or competitive products on other platforms before we offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems (that don’t support our solutions) achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.
If we fail to successfully manage transitions to new business models and markets, our results of operations could suffer.
We often release new offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability that address certain customer requirements where our operating history is less extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these threats, our business could be harmed.
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
Over the past several years, our business has shifted away from pre-packaged creative software to focus on a subscription model that prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•
if customers desire only perpetual licenses or to purchase or renew only point product subscriptions rather than acquire the entire Creative Cloud offering, our subscription sales may lag behind our expectations;

•
our cloud strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud solution and access to files while offline or once a subscription has expired;

•	small businesses and hobbyists may turn to competitive or open-source offerings;

•
we may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates; we may select a target price that is not optimal and could negatively affect our sales or earnings; or we may have to rely heavily on promotional rates to achieve target seat adoption, which could reduce average revenue per user;

•
the removal of general availability of Creative Suite 6 on a perpetual licensing basis from legacy shrinkwrap and volume licensing channels, which we announced during our second quarter of fiscal 2014, could further reduce our revenues in the short term as our business shifts to subscription revenue that is recognized ratably; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.
Subscription offerings and ETLAs create risks related to the timing of revenue recognition.
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
The hosted business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats/licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability (including uptime) of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers’ satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data-security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines for us, or governmental inquiry and oversight, any of which could damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand image.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with large bases of users), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past lead to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud, other hosted Digital Media offerings and our Adobe Marketing Cloud solutions, rely on hardware and services hosted and controlled directly by us or by our third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate their agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, reducing our revenues.
We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about current and future economic and political conditions on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government’s ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multi-national corporation;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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
In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved many past lawsuits and other disputes, we may not prevail in the future. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
We may not be able to protect our intellectual property rights, including our source code, from third-party infringers or unauthorized copying, use or disclosure.
Although we vigorously defend our intellectual property rights and attempt to combat unlicensed copying, access and use of software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business.

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, as we have previously disclosed, hackers have managed to access certain of our source code and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations enforcing our rights may be difficult or costly.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
Our industry is highly regulated, including for privacy and data security. We are also expanding our business in countries that have more stringent data protection laws than those in the U.S. Privacy laws globally are changing and evolving. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share or transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy, as well as third-party products addressing perceived privacy concerns, could affect the functionality of and demand for our products, thereby harming our revenues.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers (collectively, “channels”). This enables us to provide such customers with reports on aggregated anonymous or personal information from and about end-user interactions with various channels in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of end users depend in part on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such end users’ expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their end users the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.
We process a significant volume of transactions on a daily basis in both our Digital Marketing and Digital Media businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential; but even the most sophisticated systems and processes may not be effective in preventing all errors. The systems supporting our business are comprised of multiple technology platforms that may be difficult to scale. If we are unable to effectively manage these systems and processes, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our customer relationships or results of operations.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
We contract with a number of software distributors, none of which is individually responsible for a material amount of our total net revenue for any recent period. If any single agreement with one of our distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

Successfully managing our indirect channel efforts to reach various customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenues.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model or unable to withstand adverse changes in current economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
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
We also provide products and services, directly and indirectly, to a variety of governmental entities, both domestically and internationally. Risks associated with licensing and selling products and services to governmental entities include longer sales cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. Ineffectively managing these risks could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation.
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
Certain of our enterprise offerings have long and complex sales cycles.
Sales cycles for some of our enterprise offerings, including our Adobe Marketing Cloud Solutions and ETLAs in our Digital Media business, are long and complex. The complexity in these sales cycles is due to a number of factors, including:

•
the need for our sales representatives to educate customers about the use and benefit of our large-scale deployments of our products and services, including technical capabilities, security features, potential cost savings and return on investment;

•	the desire of large and medium size organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures;

•	the need for our representatives to spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services;

•	the negotiation of large, complex, enterprise-wide contracts, as often required by our and our customers’ business and legal representatives;

•	the need for our customers to obtain requisition approvals from various decision makers within their organizations; and

•	customer budget constraints, economic conditions and unplanned administrative delays.
We spend substantial time and expense on our sales efforts without any assurance that potential customers will ultimately purchase our solutions.  As we target our sales efforts at larger enterprise customers, these trends are expected to continue.  Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our long sales cycle for these products makes it difficult to predict when a given sales cycle will close.
Catastrophic events may disrupt our business.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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
As a global business that generates approximately 44% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
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
Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations for various currencies. We regularly review our hedging program and make adjustments as necessary based on the factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB's and IASB's efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
If our goodwill or amortizable intangible assets become impaired we could be required to record a significant charge to earnings.
Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.
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
Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business, especially in the event that we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions of our key employees could adversely affect our long-term strategic planning and execution.
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
Our cash equivalent and short-term investment portfolio as of November 28, 2014 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 28, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2014. We lease or sublease all of these properties with the exception of our property in Noida, India where we own the building and lease the land, in Lehi where we own the building and land, in San Francisco at 601 and 625 Townsend Street where we own the building and land, and our corporate offices in San Jose where we own the land and the East and West tower buildings after exercising our option to purchase these buildings in August 2014, and lease the Almaden Tower building. All leased properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of our land lease in Noida, India that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all leased facilities is currently approximately $93.3 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
West Tower, 345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales, marketing and administration
East Tower, 321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales, marketing and administration
Almaden Tower, 151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000	(1)	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration
410 Townsend Street San Francisco, CA 94107, USA	47,000		Research, product development, sales, marketing and administration
3900 Adobe Way Lehi, UT 84043, USA	281,000	(3)	Research, product development, sales, marketing and administration
7930 Jones Branch Drive McLean, VA 22102, USA	34,000	(4)	Sales and marketing
1540 Broadway New York, NY 10036, USA	37,000		Sales and marketing
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(5)	Research, product development, sales, marketing and administration
25100 NW Evergreen Rd Hillsboro, OR 97124, USA	85,000		Data center
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development and administration
Tech Boulevard, Plot #6, Sector 127 Expressway, Noida, U.P.	107,000		Product development and administration
Salapuria Infinity, Ground Floor, 1st Floor, 3rd Floor #5 and #6 Bannerghatta Road, Bangalore	185,000		Research, product development and administration
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales and marketing
China:
Block A, SP Tower, 11th, 19th, 21st & 22nd Floors Block B, SP Tower, 19th Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	94,000	(6)	Research and product development

Location	Approximate Square Footage	Use
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	71,000	Research and product development
UK:
Market House Providence Place Maidenhead, Berkshire, SL6 8AD	49,000	Product development, sales, marketing and administration
Germany:
Grosse Elbstrasse 27 Hamburg	36,000	Research and product development
France:
18 rue Roger Simon-Barboux Arcueil, France	28,000	Product development, sales and administration
191 Avenue Aristide Briand Cachan, France	11,000	Research and product development
_________________________________________

(1)	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is subleased.

(3)	The total square footage is 281,000, of which we occupy 257,000 square feet, or approximately 91% of this facility; 24,000 square feet is unoccupied basement space.

(4)	The total square footage is 34,000, of which we occupy 30,000 square feet, or approximately 88% of this facility. The remaining square footage is subleased.

(5)	The total square footage is 122,000, of which we occupy 59,000 square feet, or approximately 48% of this facility; 6,000 square feet is unoccupied. The remaining square footage is subleased.

(6)
In fiscal 2014, we initiated our Fiscal 2014 Restructuring Plan which included a plan to vacate our research and product development facility in China during fiscal 2015. See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 82%.
ITEM 3.  LEGAL PROCEEDINGS
In connection with disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved many past disputes, we may not prevail in any ongoing or future litigation. Third-party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements.
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose

Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other’s employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities.  Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the second quarter of fiscal 2014, the parties reached a settlement to resolve this lawsuit, subject to the Court’s approval. On August 8, 2014, the Court rejected the settlement agreement jointly submitted by the parties. During the first quarter of fiscal 2015, the parties reached another agreement to settle the litigation. On January 15, 2015, the agreement was submitted to the Court seeking preliminary approval of the settlement. The hearing for preliminary approval is set for March 2015. We accrued a loss contingency of $10.0 million associated with this matter during the first quarter of fiscal 2014.
In addition to intellectual property disputes and the other litigation matter described above, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
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

	Price Range
	High	Low
Fiscal 2014:
First Quarter	$69.92	$53.99
Second Quarter	$68.92	$58.63
Third Quarter	$73.57	$64.09
Fourth Quarter	$73.68	$60.88
Fiscal Year	$73.68	$53.99
Fiscal 2013:
First Quarter	$39.83	$34.70
Second Quarter	$47.01	$40.46
Third Quarter	$48.39	$42.72
Fourth Quarter	$57.55	$45.88
Fiscal Year	$57.55	$34.70
Stockholders
According to the records of our transfer agent, there were 1,294 holders of record of our common stock on January 16, 2015. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2014 or fiscal 2013. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 28, 2014. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				367,324
August 30—September 26, 2014
Shares repurchased	596	$71.08	596	$(42,324)
September 27—October 24, 2014
Shares repurchased	643	$65.86	643	$(42,373)	(2)
October 25—November 28, 2014
Shares repurchased	611	$69.24	611	$(42,318)	(2)
Total	1,850		1,850	$240,309
_________________________________________

(1)	We currently have authority granted by our Board of Directors to repurchase up to $2.0 billion in common stock.

(2)
In September 2014, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. As of November 28, 2014, approximately $40.3 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2014	2013	2012	2011	2010
Operations:
Revenue	$4,147,065	$4,055,240	$4,403,677	$4,216,258	$3,800,000
Gross profit	$3,524,985	$3,468,683	$3,919,895	$3,778,385	$3,396,498
Income before income taxes	$361,376	$356,141	$1,118,794	$1,035,230	$943,151
Net income	$268,395	$289,985	$832,775	$832,847	$774,680
Net income per share:
Basic	$0.54	$0.58	$1.68	$1.67	$1.49
Diluted	$0.53	$0.56	$1.66	$1.65	$1.47
Shares used to compute basic net income per share	497,867	501,372	494,731	497,469	519,045
Shares used to compute diluted net income per share	508,480	513,476	502,721	503,921	525,824
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(1)
Cash, cash equivalents and short-term investments	$3,739,491	$3,173,752	$3,538,353	$2,911,692	$2,468,015
Working capital	$2,107,893	$2,520,281	$3,125,314	$2,520,672	$2,147,962
Total assets	$10,785,829	$10,380,298	$10,040,229	$8,991,183	$8,141,148
Debt and capital lease obligations, non-current	$911,086	$1,499,297	$1,496,938	$1,505,096	$1,513,662
Stockholders’ equity	$6,775,905	$6,724,634	$6,665,182	$5,783,113	$5,192,387
Additional data:
Worldwide employees	12,499	11,847	11,144	9,925	9,117
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
ACQUISITIONS
During fiscal 2014, we completed a business acquisition which was not material to our Consolidated Financial Statements.
During fiscal 2013, we completed our acquisitions of privately held Neolane, a leader in cross-channel campaign management technology for $616.7 million and privately held Behance, an online social media platform to showcase and discover creative work for $111.1 million. During fiscal 2013, we integrated Neolane and Behance into our Digital Marketing and Digital Media reportable segments, respectively. The impact of these acquisitions was not material to our Consolidated Financial Statements.
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
Revenue Recognition
Our revenue is derived from the licensing of perpetual, time-based and subscription software products, associated software maintenance and support plans, non-software related hosted services, consulting services, training and technical support.
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
We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosted services and consulting.
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
We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training, when such services are sold optionally with software licenses.
For multiple-element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.
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
We recognize revenues for hosted services that are based on a committed number of transactions ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
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
We completed our annual impairment test in the second quarter of fiscal 2014 and determined there was no impairment. The results of our annual impairment test indicate there is no significant risk of future material goodwill impairment in any of our reporting units.
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
With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.
RESULTS OF OPERATIONS
Overview of 2014
For fiscal 2014, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users’ machines, community-based features and services through our acquisition of Behance in December 2012, app creation capabilities and lower entry point pricing for cost-sensitive customers.
We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. This model drives our revenue to be more recurring and predictable as revenue is recognized ratably.
We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Additionally, in May 2013 we announced we would exclusively deliver new creative product innovations and features to Creative Cloud subscribers, and that Adobe Creative Suite 6 (“CS6”), which was released in May 2012, would be the last major update we provide for perpetual licensees. In the first half of fiscal 2014, we announced the removal of general availability of CS6 on a perpetual licensing basis from legacy shrinkwrap and volume licensing channels. We still offer CS6 through our Adobe.com website and in certain markets.
Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for CS6 has declined, and by the fourth quarter of fiscal 2014 revenue from perpetual licensing of our creative professional products was immaterial.
During fiscal 2014, we continued to experience strong adoption of our Creative Cloud subscription offerings which has caused our Creative Cloud subscription revenue to increase as compared to the year-ago period.
To assist with an understanding of this transition, we are using certain performance metrics to assess the health and trajectory of our overall Digital Media segment. These metrics include the total number of current paid subscriptions and Annualized Recurring Revenue (“ARR”). ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We plan to adjust our reported ARR on an annual basis to reflect any material exchange rates changes.
For our Creative business, we define Creative ARR as the sum of:

•	the number of current subscriptions, multiplied by the average subscription price paid per user per month, multiplied by twelve months; plus,

•	twelve months of contract value of ETLAs where the revenue is ratably recognized over the life of the contract; plus

•	twelve months of Adobe Digital Publishing Suite contract value where the revenue is ratably recognized.
We exited fiscal 2014 with 3.454 million paid Creative Cloud subscriptions, up 140% from 1.439 million at the end of fiscal 2013. Total Creative ARR exiting fiscal 2014 was $1.68 billion, up from $801 million at the end of fiscal 2013.
Our Digital Media segment also includes our Document Services products and solutions, including Acrobat, Acrobat cloud services and EchoSign e-signing solution. In fiscal 2014 we continued to drive solid adoption of our Acrobat family of products primarily through license agreements with enterprise customers. We also drove strong adoption of subscription-based services including our Acrobat cloud services. Combined, adoption of Acrobat through ETLAs and our Document Services subscription offerings helped grow Document Services ARR to $271 million exiting fiscal 2014, up from $143 million at the end of fiscal 2013.
Total Digital Media ARR, which we define as the sum of Creative ARR and Document Services ARR, grew to $1.95 billion at the end of fiscal 2014, up from $944 million at the end of fiscal 2013, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in fiscal 2014 are based on currency rates set at the start of the fiscal year and held constant throughout the year. Revaluing our ending ARR for fiscal 2014 using currency rates at the beginning of fiscal 2015, our Digital Media ARR at the end of fiscal 2014 would be $1.88 billion or approximately $72 million lower than ARR reported above.
We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud includes six solutions addressing the expanding needs of marketers, the newest of which is Adobe Campaign—a cross-channel campaign management tool that we added to our portfolio with the acquisition of Neolane during the third quarter of fiscal 2013.
Revenue from Adobe Marketing Cloud increased 15% during fiscal 2014 compared to the year-ago period. Helping to drive this performance was strong adoption across our portfolio of Adobe Marketing Cloud solutions including solid growth of our Adobe Experience Manager (“AEM”) and Adobe Campaign offerings.
AEM and Adobe Campaign have historically been licensed by our customers as on premise offerings where license revenue has been recognized at the time of the transactions. During fiscal 2014, we saw increased customer adoption of term-based licensing of our AEM and Adobe Campaign solutions where revenue is booked and recognized ratably. We believe this is resulting in larger customer engagements, more predictable revenue as well as higher long-term revenue growth.
In evaluating our Adobe Marketing Cloud revenue performance, we believe it is important to understand this licensing and revenue mix shift that is occurring with AEM and Adobe Campaign. In fiscal 2013, approximately 45% of our AEM and Adobe Campaign contracts were term-based. Entering fiscal 2014, based on our goal of migrating more of these solutions to be term-based, we expected a mix of approximately 60% term-based contracts for AEM and Adobe Campaign this fiscal year. Due to strong execution and customer demand, we saw an acceleration of term-based adoption of AEM and Adobe Campaign in fiscal 2014 and these solutions achieved approximately 75% term-based contracts this year.
Financial Performance Summary for Fiscal 2014

•
Consistent with our strategy, during fiscal 2014, our subscription revenue as a percentage of total revenue increased to 50% from 28% and 15% compared with fiscal 2013 and 2012, respectively, as we have transitioned more of our business to a subscription-based model.

•	We exited fiscal 2014 with 3.454 million paid Creative Cloud subscriptions, up 140% from 1.439 million at the end of fiscal 2013.

•
Total Digital Media ARR of approximately $1.95 billion as of November 28, 2014 increased by $1.00 billion, or 106%, from $944 million as of November 29, 2013. The change in our Digital Media ARR was primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and adoption of our enterprise Creative Cloud offering through our ETLAs.

•
Adobe Marketing Cloud revenue of $1.17 billion increased by $154.3 million, or 15%, during fiscal 2014, from $1.02 billion in fiscal 2013, and $212.3 million, or 26%, during fiscal 2013 from $803.7 million in fiscal 2012. The increases were primarily due to strong adoption of our AEM offering and the addition of Neolane which we acquired in the third quarter of fiscal 2013.

•
Our total deferred revenue of $1.16 billion as of November 28, 2014 increased by $326.5 million, or 39% from $828.8 million as of November 29, 2013, primarily due to increases in Creative Cloud subscriptions and ETLAs. To a lesser extent, new contracts and existing contract renewals for our Adobe Marketing Cloud services contributed to this increase as our retention rates for Adobe Marketing Cloud services have been improving slightly over time.

•
Cost of revenue of $622.1 million increased by $35.5 million, or 6%, during fiscal 2014, from $586.6 million in fiscal 2013, and $102.8 million, or 21%, during fiscal 2013 from $483.8 million in fiscal 2012. These increases were primarily due to increased hosting and server costs associated with our subscription and SaaS offerings, costs associated with compensation and related benefits driven by additional headcount and royalty costs.

•
Operating expenses of $3.11 billion increased by $66.3 million, or 2%, during fiscal 2014, from $3.05 billion in fiscal 2013, and $306.3 million, or 11%, in fiscal 2013 from $2.74 billion in fiscal 2012. These increases were primarily due to increased costs associated with compensation and related benefits.

•
Net income of $268.4 million decreased by $21.6 million, or 7%, during fiscal 2014 from $290.0 million in fiscal 2013, and $542.8 million, or 65%, during fiscal 2013 from $832.8 million in fiscal 2012.

•
Net cash flow from operations of $1.29 billion during fiscal 2014 increased by $135.8 million, or 12%, from $1.15 billion during fiscal 2013 primarily due to cash inflows associated with the increases in deferred revenue and taxes payable, offset in part by lower net income. Net cash flow from operations during fiscal 2013 decreased by $347.9 million, or 23%, from $1.50 billion during fiscal 2012 primarily due to lower net income.

Revenue (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Product	$1,627.8	$2,470.1	$3,342.8	(34)%	(26)%
Percentage of total revenue	39%	61%	76%
Subscription	2,076.6	1,137.9	673.2	82%	69%
Percentage of total revenue	50%	28%	15%
Services and support	442.7	447.2	387.7	(1)%	15%
Percentage of total revenue	11%	11%	9%
Total revenue	$4,147.1	$4,055.2	$4,403.7	2%	(8)%
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
We have the following segments—Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for fiscal 2014, 2013 and 2012 is as follows (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Digital Media	$1,268.3	$471.9	$116.8	169%	304%
Digital Marketing	797.5	663.1	555.5	20%	19%
Print and Publishing	10.8	2.9	0.9	*	*
Total subscription revenue	$2,076.6	$1,137.9	$673.2	82%	69%
_________________________________________

(*)	Percentage is not meaningful.
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
Segments
In fiscal 2014, we categorized our products into the following segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, small and medium businesses and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers.

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

Segment Information (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Digital Media	$2,603.2	$2,625.9	$3,101.9	(1)%	(15)%
Percentage of total revenue	63%	65%	70%
Digital Marketing	1,355.2	1,228.8	1,085.0	10%	13%
Percentage of total revenue	33%	30%	25%
Print and Publishing	188.7	200.5	216.8	(6)%	(8)%
Percentage of total revenue	4%	5%	5%
Total revenue	$4,147.1	$4,055.2	$4,403.7	2%	(8)%
Fiscal 2014 Revenue Compared to Fiscal 2013 Revenue
Digital Media
Revenue from Digital Media decreased slightly during fiscal 2014 as compared to fiscal 2013. The slight decrease was primarily driven by declines in revenue associated with distribution of third-party software downloads and Hobbyist products launched in fiscal 2013. With respect to the Hobbyist product revenue decline, we are actively migrating customers to our Creative Cloud Photography Plan for which revenue is recognized ratably. Largely offsetting these decreases were increases in Creative Cloud and Document Services revenue.
Revenue related to our creative professional products, which includes our Creative Cloud, Creative Suite editions and CS point products, increased during fiscal 2014 as compared to fiscal 2013 due to increases in revenue from subscriptions and ETLAs, partially offset by the decrease in revenue from CS point products and Creative Suite editions as we discontinued the general availability of our perpetually licensed CS6 products in the second quarter of 2014.
Revenue associated with our other creative products decreased during fiscal 2014 as compared to fiscal 2013 primarily due to decreases associated with distribution of third-party software downloads and Hobbyist products launched in fiscal 2013. Additionally, actively migrating customers to our Creative Cloud Photography Plan is also contributing to the year-over-year decline in revenue. These decreases were offset in part by increases in revenue associated with our Digital Publishing Suite.
For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during fiscal 2014 as compared to fiscal 2013. Unit average selling prices for our perpetual units licensed decreased during fiscal 2014 as compared to fiscal 2013.
Document Services revenue, which includes our Acrobat product family, increased during fiscal 2014 as compared with the year-ago period primarily due to increases in our Acrobat Cloud Services revenue. The increases were slightly offset by decreases due to our continued shift to ETLAs.
Within Document Services, excluding large enterprise license agreements, the number of units licensed decreased while the unit average selling prices remained stable during fiscal 2014, as compared with the year-ago period.
Digital Marketing
Revenue from Digital Marketing increased $126.3 million during fiscal 2014 as compared to fiscal 2013 due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 15% during fiscal 2014 as compared with the year-ago period. Contributing to this increase was Adobe Campaign and the strong adoption of AEM.
Print and Publishing
Revenue from Print and Publishing decreased during fiscal 2014 as compared to fiscal 2013 primarily due to decreases in legacy product revenue and increased ETLAs for certain products in this group.
Fiscal 2013 Revenue Compared to Fiscal 2012 Revenue
Digital Media
Revenue from Digital Media decreased $476.0 million during fiscal 2013 as compared to fiscal 2012, primarily due to continued strong adoption of Creative Cloud and ETLAs as we continued to transition more of our business to a subscription-based model.

Revenue related to our creative professional products, which include our Creative Suite editions and CS point products as well as Creative Cloud, decreased during fiscal 2013 as compared to fiscal 2012 due to continued customer adoption of Creative Cloud subscription offerings, released in May 2012, for which revenue is recognized over time.
Revenue associated with our other creative products increased during fiscal 2013 as compared to fiscal 2012, primarily due to increases associated with distribution of third-party software downloads and our Digital Publishing Suite. These increases were partially offset by decreases in revenue associated with our Hobbyist products.
For our creative offerings, the total number of perpetual units licensed decreased while the number of subscription units licensed increased during fiscal 2013 as compared to fiscal 2012. Unit average selling prices for our perpetual units licensed decreased during the year ended fiscal 2013 as compared to fiscal 2012.
Document Services revenue, which includes our Acrobat product family, decreased slightly during fiscal 2013 as compared to fiscal 2012, primarily due to the continued shift to ETLAs offset by increased Acrobat Cloud Services revenue including revenue generated from our EchoSign e-signing service.
Within Document Services, excluding large enterprise license agreements, the number of units licensed decreased while the unit average selling prices increased during fiscal 2013 as compared to fiscal 2012.
Digital Marketing
Revenue from Digital Marketing increased $143.8 million during fiscal 2013 as compared to fiscal 2012. The increase was primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 26% during fiscal 2013, as compared to the year ago period and includes Adobe Campaign revenue from our acquisition of Neolane in the third quarter of fiscal 2013. The increase noted above was partially offset by expected declines in revenue associated with our legacy products during fiscal 2013.
Print and Publishing
Revenue from Print and Publishing decreased during fiscal 2013 as compared to fiscal 2012, primarily due to increased ETLAs for certain products in this group.
Geographical Information (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Americas	$2,314.4	$2,134.4	$2,196.4	8%	(3)%
Percentage of total revenue	56%	53%	50%
EMEA	1,179.9	1,129.2	1,294.6	4%	(13)%
Percentage of total revenue	28%	28%	29%
APAC	652.8	791.6	912.7	(18)%	(13)%
Percentage of total revenue	16%	19%	21%
Total revenue	$4,147.1	$4,055.2	$4,403.7	2%	(8)%
Fiscal 2014 Revenue by Geography Compared to Fiscal 2013 Revenue by Geography
Overall revenue during fiscal 2014 as compared to fiscal 2013 increased in the Americas and EMEA. Revenue in the Americas increased during fiscal 2014 as compared to the year-ago period due to increases in Digital Media and Digital Marketing revenue. Revenue in EMEA increased during fiscal 2014 as compared to the year-ago period primarily due to increases in Digital Marketing revenue. Digital Media and Print and Publishing revenue in EMEA remained relatively stable during fiscal 2014 compared to the year-ago period. Despite the strengthening of the U.S. Dollar against the Euro and the British Pound during the latter part of 2014, the overall weakening of the U.S. Dollar against these currencies during fiscal 2014 also caused revenue in EMEA to increase as compared to the year-ago period. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC decreased during fiscal 2014 as compared to the year-ago period primarily as a result of decreases in Digital Media revenue due to slower adoption of Creative Cloud in Japan compared to other countries and the strengthening of the U.S. Dollar against the Japanese Yen and other Asian currencies during fiscal 2014 as compared to the year-ago period. Digital Marketing and Print and Publishing revenue in APAC remained relatively stable in fiscal 2014 compared to the year-ago period.

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
Included in the overall change in revenue for fiscal 2014 and fiscal 2013 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2014	Fiscal 2013
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$12.3	$9.1
British Pound	12.9	(3.9)
Other currencies	(0.2)	0.6
Total EMEA	25.0	5.8
Japanese Yen	(25.7)	(63.6)
Other currencies	(8.9)	(5.6)
Total revenue impact	(9.6)	(63.4)
Hedging impact:
EMEA	10.1	3.7
Japanese Yen	8.6	32.3
Total hedging impact	18.7	36.0
Total impact	$9.1	$(27.4)

During fiscal 2014, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the year-ago period. This decrease was offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar weakened against the Euro and the British Pound for the majority of fiscal 2014. Our EMEA and Yen currency hedging programs resulted in hedging gains during fiscal 2014.
During fiscal 2013, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared with the year-ago period. This decrease was partially offset by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar generally weakened against these currencies. Our EMEA and Yen currency hedging programs resulted in hedging gains during fiscal 2013.
See Note 18 of our Notes to Consolidated Financial Statements for further geographic information.
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog at the end of the fourth quarter of fiscal 2014 and fiscal 2013. We expect that our shippable backlog will continue to be insignificant in future periods.
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements. Unbilled deferred revenue represents expected future billings which are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of November 28, 2014, we had unbilled deferred revenue backlog of approximately $1.7 billion of which approximately 60% to 65% is not reasonably expected to be billed during fiscal 2015. As of November 29, 2013, we had unbilled deferred revenue backlog of approximately $1.0 billion.

We expect that the amount of unbilled deferred revenue backlog will change from period to period due to certain factors, including the timing and duration of large customer subscription, SaaS and managed service agreements, varying billing cycles of these agreements, the timing of customer renewals, the timing of when unbilled deferred revenue backlog is to be billed, changes in customer financial circumstances and foreign currency fluctuations. Additionally, the unbilled deferred revenue backlog for multi-year subscription agreements that are billed annually is typically higher at the beginning of the contract period, lower prior to renewal and typically increases when the agreement is renewed. Accordingly, fluctuations in unbilled deferred revenue backlog may not be a reliable indicator of future business prospects and the related revenue associated with these contractual commitments.
Cost of Revenue (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Product	$97.1	$138.2	$121.7	(30)%	14%
Percentage of total revenue	2%	3%	3%
Subscription	335.5	278.1	219.1	21%	27%
Percentage of total revenue	8%	7%	5%
Services and support	189.5	170.3	143.0	11%	19%
Percentage of total revenue	5%	4%	3%
Total cost of revenue	$622.1	$586.6	$483.8	6%	21%
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Fluctuations in cost of product revenue are due to the following:

	% Change 2014-2013	% Change 2013-2012
Amortization of purchased intangibles and technology license arrangements	(20)%	27%
Cost of sales	(4)	(8)
Royalty cost	(2)	—
Excess and obsolete inventory	1	(4)
Various individually insignificant items	(5)	(1)
Total change	(30)%	14%
Cost of product revenue decreased during fiscal 2014 as compared to fiscal 2013 primarily due to decreases in amortization of purchased intangibles and technology license arrangements, cost of sales and royalty costs, slightly offset by an increase in excess and obsolete inventory. Amortization of purchased intangibles and technology license arrangements decreased as compared with the year-ago period as we entered into certain technology licensing arrangements for which payments of $26.5 million related to historical use of certain technology licensing arrangements were expensed as cost of product revenue during fiscal 2013. Cost of sales decreased as compared with the year-ago period due to decreases in the number of perpetual units sold and associated packaging costs as we continue to focus our development and sales efforts on Creative Cloud. Royalty cost decreased as compared to the year-ago period primarily due to decreases in revenue from our perpetual offerings. Excess and obsolete inventory increased as compared to the year-ago period as a result of changes in reserve requirements for CS6 shrink boxes as we have discontinued the general availability of CS6 on a perpetual licensing basis.
Cost of product revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in amortization of purchased intangibles and technology license arrangements offset by decreases in cost of sales and excess and obsolete inventory. Amortization of purchased intangibles and technology license arrangements increased as we entered into certain technology licensing arrangements totaling $51.8 million in the first quarter of fiscal 2013. Of this cost, an estimated $25.3 million was related to future licensing rights and was capitalized and is being amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. The remaining cost of approximately $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue in fiscal 2013. In connection with certain of these licensing arrangements, we have the ability to acquire additional rights to use technology in the future. Cost of sales primarily decreased due to a decline in the number of perpetual units sold and packaging costs associated with our CS6 products as we focus our creative development efforts on our Creative Cloud offering. Excess and obsolete inventory decreased due to decreased reserve requirements for CS6 as we continue to transition to more of a subscription-based model.

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
Cost of subscription revenue increased due to the following:

	% Change 2014-2013	% Change 2013-2012
Data center cost	10%	11%
Compensation cost and related benefits associated with headcount	4	5
Depreciation expense	3	3
Royalty cost	3	4
Amortization of purchased intangibles	—	4
Various individually insignificant items	1	—
Total change	21%	27%
Cost of subscription revenue increased during fiscal 2014 as compared to fiscal 2013 primarily due to data center costs, compensation cost and related benefits, deprecation expense, and royalty cost. Data center costs increased as compared with the year-ago period primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Compensation cost and related benefits increased as compared to the year-ago period primarily due to additional headcount in fiscal 2014, including from our acquisition of Neolane in the third quarter of fiscal 2013. Depreciation expense increased as compared to the year-ago period primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our business. Royalty cost increased primarily due to increases in subscriptions and downloads of our SaaS offerings.
Cost of subscription revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to increased hosted server costs and amortization of purchased intangibles. Hosted server costs increased primarily due to increases in data center costs related to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services, depreciation expense from higher capital expenditures in prior years and compensation and related benefits driven by additional headcount. Amortization of purchased intangibles increased primarily due to increased amortization of intangible assets purchased associated with our acquisitions of Behance and Neolane in fiscal 2013.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during fiscal 2014 as compared to fiscal 2013 primarily due to increases in compensation and related benefits driven by additional headcount and third-party fees related to training and consulting services provided to our customers.
Cost of services and support revenue increased during fiscal 2013 as compared to fiscal 2012 primarily due to increases in third-party fees related to training and consulting services provided to our customers and compensation and related benefits driven by additional headcount, including headcount from our acquisition of Neolane in fiscal 2013.

Operating Expenses (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Research and development	$844.4	$826.6	$742.8	2%	11%
Percentage of total revenue	20%	20%	17%
Sales and marketing	1,652.3	1,620.5	1,516.1	2%	7%
Percentage of total revenue	40%	40%	34%
General and administrative	543.3	520.1	435.0	4%	20%
Percentage of total revenue	13%	13%	10%
Restructuring and other charges	19.9	26.5	(2.9)	(25)%	*
Percentage of total revenue	—%	1%	—%
Amortization of purchased intangibles	52.4	52.3	48.7	—%	7%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$3,112.3	$3,046.0	$2,739.7	2%	11%
_________________________________________

(*)	Percentage is greater than 100%.
Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development and general and administrative expenses during fiscal 2014 as compared to fiscal 2013 is primarily due to increases in cash incentive and stock-based compensation. The increase in stock-based compensation was driven by a change in the vesting term for stock awards granted as part of our annual review process beginning in fiscal 2013, which decreased the term from four years to three years. The increase in sales and marketing expense during fiscal 2014 as compared to fiscal 2013 is primarily due to compensation and related benefits associated with additional headcount.
The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2013 as compared to fiscal 2012 is primarily due to higher cash incentive compensation program achievement in fiscal 2013, increases in stock-based compensation expense due to higher share prices during fiscal 2013 as compared to fiscal 2012 as well as a shorter vesting term which decreased from four years to three years for stock awards granted as part of our annual review process during fiscal 2013.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2014-2013	% Change 2013-2012
Compensation associated with cash and stock-based incentives	2%	7%
Compensation and related benefits associated with headcount	—	3
Various individually insignificant items	—	1
Total change	2%	11%
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
Sales and Marketing
Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales and marketing expenses for fiscal 2014 are lower than what was reported in our December 11, 2014 earnings press release by $19.5 million reflecting an update to our sales commission expense based on information received following the date of our press release.

Sales and marketing expenses increased due to the following:

	% Change 2014-2013	% Change 2013-2012
Compensation and related benefits associated with headcount	1%	4%
Compensation associated with cash and stock-based incentives	—	4
Various individually insignificant items	1	(1)
Total change	2%	7%
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
General and administrative expenses increased due to the following:

	% Change 2014-2013	% Change 2013-2012
Compensation associated with cash and stock-based incentives	3%	4%
Compensation and related benefits associated with headcount growth	—	4
Loss contingency	2	—
Professional and consulting fees	(2)	7
Charitable contributions	—	2
Various individually insignificant items	1	3
Total change	4%	20%
See Note 15 of our Notes to the Consolidated Financial Statements for further information regarding the loss contingency.
Professional and consulting fees increased during fiscal 2013 as compared to fiscal 2012 primarily due to increased professional and legal fees including those associated with the attacks on our network discovered in September 2013.
Restructuring and Other Charges
During the past several years, we have initiated various restructuring plans. During fiscal 2014, in connection with our recent Fiscal 2014 Restructuring Plan, we recorded $19.4 million associated with termination benefits and closing redundant facilities. In connection with our Other Restructuring Plans, we recorded insignificant charges associated with closing redundant facilities. We also recorded minor adjustments for changes in previous estimates during the fiscal year.
During fiscal 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the "Waltham property assets") with a total carrying amount of $47.4 million. As of May 31, 2013, we classified the Waltham property assets as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. As a result, we recorded a write-down of $23.8 million during fiscal 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.
Also during fiscal 2013, in connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded $6.3 million associated with termination benefits and closing redundant facilities. We also recorded $3.0 million in net favorable employee termination and facility related adjustments for changes in previous estimates during the fiscal year.
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

Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fourteen years.
Amortization expense remained stable during fiscal 2014 as compared to fiscal 2013.
Amortization expense increased 7% during fiscal 2013 as compared to fiscal 2012 primarily due to amortization expense associated with intangible assets purchased through our acquisitions of Behance and Neolane in fiscal 2013.
Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Interest and other income (expense), net	$7.3	$4.9	$(3.4)	49%	*
Percentage of total revenue	**	**	**
Interest expense	(59.7)	(67.5)	(67.5)	(12)%	—%
Percentage of total revenue	(1)%	(2)%	(2)%
Investment gains (losses), net	1.1	(4.0)	9.5	*	*
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(51.3)	$(66.6)	$(61.4)	(23)%	8%
_________________________________________
(*)    Percentage is not meaningful.
(**)    Percentage is less than 1%.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from hedging Euros, British Pounds and Yen currencies.
Interest and other income (expense), net increased in fiscal 2014 as compared to fiscal 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments. The increases were partially offset by decreased interest income on our investment in lease receivable due to the purchase of the East and West Towers during fiscal 2014. See Note 15 of our Notes to Consolidated Financial Statements for further details regarding our investment in lease receivables.
Interest and other income (expense), net increased in fiscal 2013 as compared to fiscal 2012 primarily due to decreased foreign exchange losses.
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
Interest expense decreased during fiscal 2014 as compared to fiscal 2013 due to the favorable impact of the interest rate swaps. See Notes 5 and 13 of our Notes to Consolidated Financial Statements for further details regarding our interest rate swaps.
Interest expense remained relatively stable during fiscal 2013 as compared to fiscal 2012.
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

Investment gains (losses), net fluctuated due to the following (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net gains related to our trading securities	$1.9	$3.0	$1.6
Net losses related to our direct and indirect investments in privately held companies	(0.8)	—	(0.2)
Write-downs due to other-than-temporary declines in value of our marketable and non-marketable equity securities	—	(7.0)	(0.1)
Gains from sale of marketable equity securities	—	—	8.2
Total investment gains (losses), net	$1.1	$(4.0)	$9.5

During fiscal 2014, total investment gains (losses), net increased to net gains primarily due to write-downs for other-than-temporary declines in value of our direct investments in privately held companies in fiscal 2013 that did not recur in fiscal 2014, offset in part by a decrease in net gains related to our trading securities.
During fiscal 2013, total investment gains (losses), net decreased to net losses primarily due to a decrease in net realized gains from the sale of marketable equity securities and an increase in write-downs for other-than-temporary declines in value of our direct investments in privately held companies.
Provision for Income Taxes (dollars in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014-2013	% Change 2013-2012
Provision	$93.0	$66.2	$286.0	40%	(77)%
Percentage of total revenue	2%	2%	6%
Effective tax rate	26%	19%	26%
Our effective tax rate increased by approximately seven percentage points during fiscal 2014 as compared to fiscal 2013. The increase was primarily due to the expiration of the federal research and development tax credit in December 2013 and stronger domestic profits for fiscal 2014.
Our effective tax rate decreased by approximately seven percentage points during fiscal 2013 as compared to fiscal 2012. The decrease is primarily related to the reinstatement of the U.S. research and development credit and tax benefits recognized as a result of the completion of certain income tax examinations.
In December 2014, the United States Congress passed an extension of the federal research and development tax credit through December 31, 2014. As a result, we expect that our income tax provision for the first quarter of fiscal 2015 will include a discrete tax benefit which will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.

We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Currently, there are a significant amount of foreign earnings upon which U.S. income taxes have not been provided. See Note 9 of our Notes to the Consolidated Financial Statements for further information on our provision for income taxes.

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 28, 2014 was $148.8 million, exclusive of interest and penalties. If the total unrecognized tax benefits at November 28, 2014 were recognized in the future, $136.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $12.6 million federal benefit related to deducting certain payments on future state tax returns.
As of November 28, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $14.6 million. This amount is included in non-current income taxes payable.
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
In July 2013, a U.S. income tax examination covering fiscal 2008 and 2009 was completed. Our accrued tax and interest related to these years was $48.4 million and was previously reported in long-term income taxes payable. We settled the tax obligation resulting from this examination with cash and income tax assets totaling $41.2 million, and the resulting $7.2 million income tax benefit was recorded in the third quarter of fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 28, 2014	November 29, 2013
Cash and cash equivalents	$1,117.4	$834.6
Short-term investments	$2,622.1	$2,339.2
Working capital	$2,107.9	$2,520.3
Stockholders’ equity	$6,775.9	$6,724.6
A summary of our cash flows is as follows:

(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net cash provided by operating activities	$1,287.5	$1,151.7	$1,499.6
Net cash used for investing activities	(490.7)	(1,177.8)	(834.7)
Net cash used for financing activities	(507.3)	(559.1)	(234.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(6.7)	(5.2)	5.4
Net increase (decrease) in cash and cash equivalents	$282.8	$(590.4)	$435.6

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
Cash Flows from Operating Activities
For fiscal 2014, net cash provided by operating activities of $1.3 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue is primarily due to increased subscription and ETLA activity for our individual, team and enterprise Creative Cloud offerings and increases in Digital Marketing and Digital Publishing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Accrued expenses increased primarily due to accruals for contract terminations and employee transition payments associated with business realignment initiatives implemented in the fourth quarter of fiscal 2014.
For fiscal 2013, net cash provided by operating activities of $1.2 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses and decreases in trade receivables. Deferred revenue increased primarily due to increased subscription and ETLA activity for our Creative Cloud offering and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Accrued expenses increased primarily due to amounts due under our fiscal 2013 annual incentive plan and sales commission accruals associated with higher achievement levels. Trade receivables declined primarily due to lower perpetual license revenue levels and improved collections compared to the fourth quarter of fiscal 2012.
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
Cash Flows from Investing Activities
For fiscal 2014, net cash used for investing activities of $490.7 million was primarily due to purchases of short-term investments, purchases of property and equipment and a business acquisition. These cash outflows were offset in part by sales and maturities of short-term investments.
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
Cash Flows from Financing Activities
For fiscal 2014, fiscal 2013 and fiscal 2012, net cash used for financing activities of $507.3 million, $559.1 million and $234.7 million, respectively, was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.
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
In December 2014, we entered into a definitive agreement under which we expect to acquire Fotolia for approximately $800 million in cash. We expect to finance the acquisition using existing cash, cash equivalents and short-term investment balances, newly issued debt or drawings from our existing revolving credit agreement. We believe that these resources, in addition to cash generated from operations, will be sufficient to fund the acquisition. See Note 2 of our Notes to the Consolidated Financial Statements for further information regarding our acquisition of Fotolia.

Restructuring
During the past several years, we have initiated various restructuring plans. Currently, the Fiscal 2014 Restructuring Plan is the only plan of significance to us as we consider our restructuring plans initiated in prior years to be substantially complete.
As of November 28, 2014, we have accrued total restructuring charges of $22.3 million of which approximately $15.0 million relates to ongoing termination benefits that are expected to be paid during fiscal 2015. The remaining $7.3 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 45% will be paid through 2016. During fiscal 2014, we made payments related to our restructuring plans totaling $11.0 million which consisted of $5.7 million and $5.3 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
As of November 29, 2013, we accrued total restructuring charges of $13.9 million of which approximately $11.7 million related to cost of closing redundant facilities. The remaining accrued restructuring charges of $2.2 million related to the cost of termination benefits and contract terminations. During fiscal 2013, we made payments related to the above restructuring plans totaling $10.3 million which consisted of $1.3 million and $9.0 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
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
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2015 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $3.7 billion as of November 28, 2014. Of this amount, approximately 80% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of November 28, 2014, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
As of November 28, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date using either newly issued debt or drawings from our existing revolving credit agreement.
In anticipation of this refinancing, we entered into an interest rate lock agreement with a large financial institution subsequent to November 28, 2014, which fixed a benchmark U.S. Treasury rate for an aggregate notional amount of $600.0 million. This derivative agreement hedges the impact on future interest payments attributable to changes in the benchmark interest rate and will be terminated upon the debt issuance.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 82% of our consolidated invested balances during fiscal 2014. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, foreign government securities, money market mutual funds, municipal securities, U.S. agency securities and U.S. Treasury securities.

Stock Repurchase Program
We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012.
Subsequent to November 28, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, there is no remaining balance under our current authority.
Subsequent to November 28, 2014, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.
During fiscal 2014, 2013 and 2012, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $600.0 million, $1.1 billion and $405.0 million, respectively. The $600.0 million and $1.1 billion prepayments during fiscal 2014 and 2013, respectively, were under the $2.0 billion stock repurchase authority. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million were under the $2.0 billion stock repurchase program and the remaining $305.0 million were under our previous $1.6 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price of $63.48 through structured repurchase agreements entered into during fiscal 2014. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price per share of $32.29 through structured repurchase agreements entered into during fiscal 2012.
For fiscal 2014, 2013 and 2012, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 28, 2014, November 29, 2013 and November 30, 2012 were excluded from the computation of earnings per share. As of November 28, 2014, $40.3 million of prepayments remained under the agreement. See Note 13 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 28, 2014.
Summary of Stock Repurchases for Fiscal 2014, 2013 and 2012
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2014		2013		2012
		Shares	Average	Shares	Average	Shares	Average
June 2010	Structured repurchases(1)	—	$—	—	$—	9,482	$32.17
April 2012	Structured repurchases(1)	10,852	$63.48	21,603	$46.47	2,038	$32.87
Total shares		10,852	$63.48	21,603	$46.47	11,520	$32.29
Total cost		$688,902		$1,003,794		$371,995
_________________________________________

(1)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 28, 2014 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations
The following table summarizes our contractual obligations as of November 28, 2014 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$1,744.9	$652.5	$85.5	$85.5	$921.4
Operating lease obligations	202.6	42.6	67.4	46.8	45.8
Capital lease obligations	3.3	3.3	—	—	—
Purchase obligations	288.9	227.9	42.2	18.8	—
Total	$2,239.7	$926.3	$195.1	$151.1	$967.2
Senior Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At November 28, 2014, our maximum commitment for interest payments under the senior notes was $244.9 million for the remaining duration of our senior notes. In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a fixed number of basis points through February 1, 2020.
Capital Lease Obligation
In January 2013, we entered into a sale-leaseback agreement to sell equipment totaling $25.7 million and leaseback the same equipment over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of November 28, 2014, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 28, 2014 was $148.8 million, exclusive of interest and penalties.
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
Our revenue exposures for fiscal 2014, 2013 and 2012 were as follows (in millions, except Yen):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Euro	€455.5	€434.7	€530.7
Yen (in billions)	¥28	¥32.5	¥34.8
British Pounds	£159.1	£145.3	£145.1
As of November 28, 2014, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $672.9 million which included the notional equivalent of $359.5 million in Euros, $104.7 million in British Pounds, $159.5 million in Yen and $49.2 million in other foreign currencies. As of November 28, 2014, all contracts were set to expire at various dates through June 2015. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 28, 2014. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $40.9 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $28.9 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 28, 2014 and November 29, 2013, this long-term investment exposure totaled a notional equivalent of $161.7 million and $355.6 million, respectively. At this time, we do not hedge these long-term investment exposures.
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

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 28, 2014, net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur were insignificant.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At November 28, 2014, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 28, 2014, we had debt securities classified as short-term investments of $2.6 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$607.2
Due within two years	904.9
Due within three years	834.2
Due after three years	275.3
Total	$2,621.6
A sensitivity analysis was performed on our investment portfolio as of November 28, 2014. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 28, 2014 and November 29, 2013 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/28/14	+50 BPS	+100 BPS	+150 BPS
2,663.3	2,656.3	2,641.9	2,621.6	2,599.8	2,578.0	2,556.2
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/29/13	+50 BPS	+100 BPS	+150 BPS
2,363.7	2,360.9	2,353.8	2,338.5	2,320.5	2,302.5	2,284.5
Senior Notes
As of November 28, 2014, the amount outstanding under our senior notes was $1.5 billion, consisting of $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the

“2020 Notes” and, together with the 2015 Notes, the “Notes”). In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of November 28, 2014, the total carrying amount of the Notes was $1.5 billion and the related fair value based on inactive market prices was $1.6 billion.

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
Marketable Equity Securities
We have minimal exposure to equity price risk on our portfolio of marketable equity securities. As of November 28, 2014 and November 29, 2013, our total equity holdings in publicly traded companies were insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 28, 2014	November 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,117,400	$834,556
Short-term investments	2,622,091	2,339,196
Trade receivables, net of allowances for doubtful accounts of $7,867 and $10,228, respectively	591,800	599,820
Deferred income taxes	95,279	102,247
Prepaid expenses and other current assets	175,758	170,110
Total current assets	4,602,328	4,045,929
Property and equipment, net	785,123	659,774
Goodwill	4,721,962	4,771,981
Purchased and other intangibles, net	469,662	605,254
Investment in lease receivable	80,439	207,239
Other assets	126,315	90,121
Total assets	$10,785,829	$10,380,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$68,377	$62,096
Accrued expenses	683,866	656,939
Debt and capital lease obligations	603,229	14,676
Accrued restructuring	17,120	6,171
Income taxes payable	23,920	10,222
Deferred revenue	1,097,923	775,544
Total current liabilities	2,494,435	1,525,648
Long-term liabilities:
Debt and capital lease obligations	911,086	1,499,297
Deferred revenue	57,401	53,268
Accrued restructuring	5,194	7,717
Income taxes payable	125,746	132,545
Deferred income taxes	342,315	375,634
Other liabilities	73,747	61,555
Total liabilities	4,009,924	3,655,664

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 497,484 and 496,261 shares outstanding, respectively	61	61
Additional paid-in-capital	3,778,495	3,392,696
Retained earnings	6,924,294	6,928,964
Accumulated other comprehensive income (loss)	(8,094)	46,103
Treasury stock, at cost (103,350 and 104,573 shares, respectively), net of reissuances	(3,918,851)	(3,643,190)
Total stockholders’ equity	6,775,905	6,724,634
Total liabilities and stockholders’ equity	$10,785,829	$10,380,298
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 28, 2014	November 29, 2013	November 30, 2012
Revenue:
Products	$1,627,803	$2,470,098	$3,342,843
Subscription	2,076,584	1,137,856	673,206
Services and support	442,678	447,286	387,628
Total revenue	4,147,065	4,055,240	4,403,677
Cost of revenue:
Products	97,099	138,154	121,663
Subscription	335,432	278,077	219,102
Services and support	189,549	170,326	143,017
Total cost of revenue	622,080	586,557	483,782
Gross profit	3,524,985	3,468,683	3,919,895
Operating expenses:
Research and development	844,353	826,631	742,823
Sales and marketing	1,652,308	1,620,454	1,516,159
General and administrative	543,332	520,124	434,982
Restructuring and other charges	19,883	26,497	(2,917)
Amortization of purchased intangibles	52,424	52,254	48,657
Total operating expenses	3,112,300	3,045,960	2,739,704
Operating income	412,685	422,723	1,180,191
Non-operating income (expense):
Interest and other income (expense), net	7,267	4,941	(3,414)
Interest expense	(59,732)	(67,508)	(67,487)
Investment gains (losses), net	1,156	(4,015)	9,504
Total non-operating income (expense), net	(51,309)	(66,582)	(61,397)
Income before income taxes	361,376	356,141	1,118,794
Provision for income taxes	92,981	66,156	286,019
Net income	$268,395	$289,985	$832,775
Basic net income per share	$0.54	$0.58	$1.68
Shares used to compute basic net income per share	497,867	501,372	494,731
Diluted net income per share	$0.53	$0.56	$1.66
Shares used to compute diluted net income per share	508,480	513,476	502,721
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	November 28, 2014	November 29, 2013	November 30, 2012
	Increase/(Decrease)
Net income	$268,395	$289,985	$832,775
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	2,315	(2,185)	11,297
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(3,928)	(3,013)	(2,874)
Net increase (decrease) from available-for-sale securities	(1,613)	(5,198)	8,423
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	41,993	34,677	23,922
Reclassification adjustment for gains / losses on derivative instruments recognized	(18,705)	(35,914)	(30,672)
Net increase (decrease) from derivatives designated as hedging instruments	23,288	(1,237)	(6,750)
Foreign currency translation adjustments	(75,872)	21,826	(911)
Other comprehensive income, net of taxes	(54,197)	15,391	762
Total comprehensive income, net of taxes	$214,198	$305,376	$833,537
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2011	600,834	$61	$2,753,896	$6,528,735	$29,950	(109,294)	$(3,529,529)	$5,783,113
Net income	—	—	—	832,775	—	—	—	832,775
Other comprehensive income, net of taxes	—	—	—	—	762	—	—	762
Re-issuance of treasury stock under stock compensation plans	—	—	—	(358,507)	—	14,111	527,781	169,274
Tax detriment from employee stock plans	—	—	(16,842)	—	—	—	—	(16,842)
Purchase of treasury stock	—	—	—	—	—	(11,519)	(405,000)	(405,000)
Equity awards assumed for acquisition	—	—	4,265	—	—	—	—	4,265
Stock-based compensation	—	—	297,346	—	—	—	—	297,346
Value of shares in deferred compensation plan	—	—	—	—	—	—	(511)	(511)
Balances at November 30, 2012	600,834	$61	$3,038,665	$7,003,003	$30,712	(106,702)	$(3,407,259)	$6,665,182
Net income	—	—	—	289,985	—	—	—	289,985
Other comprehensive income, net of taxes	—	—	—	—	15,391	—	—	15,391
Re-issuance of treasury stock under stock compensation plans	—	—	—	(364,024)	—	23,732	864,800	500,776
Tax benefit from employee stock plans	—	—	25,290	—	—	—	—	25,290
Purchase of treasury stock	—	—	—	—	—	(21,603)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	1,160	—	—	—	—	1,160
Stock-based compensation	—	—	327,581	—	—	—	—	327,581
Value of shares in deferred compensation plan	—	—	—	—	—	—	(731)	(731)
Balances at November 29, 2013	600,834	$61	$3,392,696	$6,928,964	$46,103	(104,573)	$(3,643,190)	$6,724,634
Net income	—	—	—	268,395	—	—	—	268,395
Other comprehensive income, net of taxes	—	—	—	—	(54,197)	—	—	(54,197)
Re-issuance of treasury stock under stock compensation plans	—	—		(273,065)	—	12,075	327,231	54,166
Tax benefit from employee stock plans	—	—	53,225	—	—	—	—	53,225
Purchase of treasury stock	—	—	—	—	—	(10,852)	(600,000)	(600,000)
Equity awards assumed for acquisition	—	—	21	—	—	—	—	21
Stock-based compensation	—	—	332,553	—	—	—	—	332,553
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,892)	(2,892)
Balances at November 28, 2014	600,834	$61	$3,778,495	$6,924,294	$(8,094)	(103,350)	$(3,918,851)	$6,775,905
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 28, 2014	November 29, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$268,395	$289,985	$832,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	313,590	321,227	299,766
Stock-based compensation	333,701	328,987	298,502
Deferred income taxes	(26,089)	29,704	89,212
Write down of assets held for sale	—	23,151	—
Unrealized (gains) losses on investments	(74)	5,665	(8,535)
Tax benefit (shortfall) from employee stock option plans	53,225	25,290	(16,841)
Excess tax benefits from stock-based compensation	(53,235)	(40,619)	(10,003)
Other non-cash items	1,889	5,654	4,296
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	7,928	33,649	45,166
Prepaid expenses and other current assets	(1,918)	(55,509)	4,552
Trade payables	6,211	7,132	(62,874)
Accrued expenses	37,544	41,828	(7,770)
Accrued restructuring	8,871	(6,949)	(66,047)
Income taxes payable	11,006	(58,875)	10,041
Deferred revenue	326,438	201,366	87,340
Net cash provided by operating activities	1,287,482	1,151,686	1,499,580
Cash flows from investing activities:
Purchases of short-term investments	(2,014,186)	(2,058,058)	(1,776,485)
Maturities of short-term investments	272,076	360,485	439,878
Proceeds from sales of short-term investments	1,443,577	1,449,961	1,126,886
Acquisitions, net of cash acquired	(29,802)	(704,589)	(353,195)
Purchases of property and equipment	(148,332)	(188,358)	(271,076)
Proceeds from sale of property and equipment	—	24,260	—
Purchases of long-term investments, intangibles and other assets	(17,572)	(67,737)	(29,701)
Proceeds from sale of long-term investments	3,532	6,233	29,031
Net cash used for investing activities	(490,707)	(1,177,803)	(834,662)
Cash flows from financing activities:
Purchases of treasury stock	(600,000)	(1,100,000)	(405,000)
Proceeds from issuance of treasury stock	227,841	598,194	235,251
Cost of issuance of treasury stock	(173,675)	(97,418)	(65,977)
Excess tax benefits from stock-based compensation	53,235	40,619	10,003
Proceeds from debt and capital lease obligations	—	25,703	3,152
Repayment of debt and capital lease obligations	(14,684)	(25,879)	(9,855)
Debt issuance costs	—	(357)	(2,297)
Net cash used for financing activities	(507,283)	(559,138)	(234,723)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,648)	(5,241)	5,357
Net increase (decrease) in cash and cash equivalents	282,844	(590,496)	435,552
Cash and cash equivalents at beginning of year	834,556	1,425,052	989,500
Cash and cash equivalents at end of year	$1,117,400	$834,556	$1,425,052
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$20,140	$129,701	$201,125
Cash paid for interest	$68,886	$64,843	$66,265
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$126,800	$—	$—
Issuance of common stock and stock awards assumed in business acquisitions	$21	$1,160	$4,265
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end-users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers, systems integrators, independent software vendors, retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Use of Estimates
In preparing Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, excess inventory and purchase commitments, restructuring charges, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2014, 2013 and 2012 were 52-week years.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the licensing of perpetual, time-based, and subscription software products, associated software maintenance and support plans, non-software related hosted services, consulting services, training and technical support.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiple Element Arrangements
We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosted services, and consulting.
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
We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training, when such services are sold optionally with software licenses.
For multiple-element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscription and Services and Support Revenue
We recognize revenue for hosted services that are based on a committed number of transactions, ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether all revenue recognition criteria have been met.
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

•
Distributors are allowed limited rights of return of products purchased during the previous quarter. In addition, distributors are allowed to return products that have reached the end of their lives, as defined by us, and products that are being replaced by new versions.

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

•
From time to time, we may offer price protection to our distributors that allow for the right to a credit if we permanently reduce the price of a software product. The amount of revenue that is reduced for price protection is calculated as the difference between the old and new price of a software product on inventory held by the distributor immediately prior to the effective date of the decrease.

Although our subscription contracts are generally non-cancellable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event a customer cancels its contract, they are not entitled to a refund for prior services we have provided to them.

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2014	2013	2012
Beginning balance	$28,664	$57,058	$60,887
Amount charged to revenue	45,550	74,031	170,839
Actual returns	(56,812)	(102,425)	(174,668)
Ending balance	$17,402	$28,664	$57,058
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

(in thousands)	2014	2013	2012
Beginning balance	$10,228	$12,643	$15,080
Increase due to acquisition	51	1,038	325
Charged to operating expenses	603	933	3,356
Deductions(1)	(3,015)	(4,386)	(6,118)
Ending balance	$7,867	$10,228	$12,643
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 5 years for computers and equipment as well as server hardware under capital leases, 1 to 6 years for furniture and fixtures, and up to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful lives ranging from 1 to 15 years.
Goodwill, Purchased Intangibles and Other Long-Lived Assets
Goodwill is assigned to one or more reporting segments on the date of acquisition. We evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2014. We elected to use the Step 1 quantitative assessment for our reporting units and determined that there was no impairment of goodwill. There is no significant risk of material goodwill impairment in any of our reporting units, based upon the results of our annual goodwill impairment test.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2014, 2013 or 2012.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2014, 2013 and 2012 were $87.9 million, $88.5 million and $99.4 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States (“U.S.”), we transact business in U.S. Dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euros, Yen and British Pounds are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We use foreign exchange option and forward contracts for revenue denominated in Euros, British Pounds and Yen.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of foreign currency contracts in net asset positions as of November 28, 2014 and November 29, 2013 was $33.0 million and $11.9 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by up to $0.7 million and $1.1 million, respectively from liabilities included in master netting arrangements with those same counterparties.
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
With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.
NOTE 2.  ACQUISITIONS
Fiscal 2014 Acquisition
During fiscal 2014, we completed a business acquisition which was not material to our Consolidated Financial Statements.
Subsequent to November 28, 2014, we entered into a a definitive agreement to acquire privately-held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD video, for approximately $800 million in cash. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the first quarter of our fiscal 2015. Following the closing, we intend to integrate Fotolia into our Digital Media reportable segment for financial reporting purposes.
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
Under the acquisition method of accounting, the total final purchase price was allocated to Neolane’s net tangible and intangible assets based upon their estimated fair values as of July 22, 2013. The total final purchase price for Neolane was $616.7

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of which $515.2 million was allocated to goodwill that was non-deductible for tax purposes, $115.0 million to identifiable intangible assets and $13.5 million to net liabilities assumed. The impact of this acquisition was not material to our Consolidated Financial Statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$348,283	$—	$—	$348,283
Cash equivalents:
Money market mutual funds	705,978	—	—	705,978
Time deposits	63,139	—	—	63,139
Total cash equivalents	769,117	—	—	769,117
Total cash and cash equivalents	1,117,400	—	—	1,117,400
Short-term fixed income securities:
Corporate bonds and commercial paper	1,514,632	5,253	(509)	1,519,376
Foreign government securities	4,499	12	—	4,511
Municipal securities	174,775	438	(12)	175,201
U.S. agency securities	497,154	1,295	(64)	498,385
U.S. Treasury securities	423,075	1,080	(28)	424,127
Subtotal	2,614,135	8,078	(613)	2,621,600
Marketable equity securities	153	338	—	491
Total short-term investments	2,614,288	8,416	(613)	2,622,091
Total cash, cash equivalents and short-term investments	$3,731,688	$8,416	$(613)	$3,739,491

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$286,221	$—	$—	$286,221
Cash equivalents:
Money market mutual funds	429,373	—	—	429,373
Time deposits	104,711	—	—	104,711
U.S. Treasury securities	14,251	—	—	14,251
Total cash equivalents	548,335	—	—	548,335
Total cash and cash equivalents	834,556	—	—	834,556
Short-term fixed income securities:
Corporate bonds and commercial paper	1,261,375	7,116	(631)	1,267,860
Foreign government securities	11,213	56	—	11,269
Municipal securities	186,320	328	(24)	186,624
U.S. agency securities	446,615	1,516	(186)	447,945
U.S. Treasury securities	424,076	799	(97)	424,778
Subtotal	2,329,599	9,815	(938)	2,338,476
Marketable equity securities	177	543	—	720
Total short-term investments	2,329,776	10,358	(938)	2,339,196
Total cash, cash equivalents and short-term investments	$3,164,332	$10,358	$(938)	$3,173,752
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of November 28, 2014 and November 29, 2013 (in thousands):

	2014		2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$291,890	$(443)	$225,759	$(631)
Municipal securities	21,759	(12)	13,522	(24)
U.S. Treasury and agency securities	43,507	(64)	105,278	(283)
Total	$357,156	$(519)	$344,559	$(938)

There were 213 securities and 177 securities in an unrealized loss position for less than twelve months at November 28, 2014 and at November 29, 2013, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 28, 2014 (in thousands):

	2014
	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$8,636	$(66)
U.S. Treasury and agency securities	5,884	(28)
Total	$14,520	$(94)

As of November 28, 2014, there were eight securities in an unrealized loss position for more than twelve months. As of November 29, 2013 there were no securities in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of November 28, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$606,090	$607,222
Due between one and two years	901,940	904,938
Due between two and three years	831,932	834,148
Due after three years	274,173	275,292
Total	$2,614,135	$2,621,600
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2014 and 2013, we did not consider any of our investments to be other-than-temporarily impaired. During fiscal 2012, we recorded immaterial other-than-temporary impairment losses associated with our marketable equity securities and did not consider any of our debt securities to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 28, 2014.
The fair value of our financial assets and liabilities at November 28, 2014 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	705,978	705,978	—	—
Time deposits	63,139	63,139	—	—
Short-term investments:
Corporate bonds and commercial paper	1,519,376	—	1,519,376	—
Foreign government securities	4,511	—	4,511	—
Marketable equity securities	491	491	—	—
Municipal securities	175,201	—	175,201	—
U.S. agency securities	498,385	—	498,385	—
U.S. Treasury securities	424,127	—	424,127	—
Prepaid expenses and other current assets:
Foreign currency derivatives	32,991	—	32,991	—
Other assets:
Deferred compensation plan assets	25,745	549	25,196	—
Interest rate swap derivatives	14,268	—	14,268	—
Total assets	$3,464,212	$770,157	$2,694,055	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$663	$—	$663	$—
Total liabilities	$663	$—	$663	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2014, we determined there were no other-than-temporary impairments on our cost method investments. During fiscal 2013, we determined there were other-than-temporary impairments of $7.0 million on certain of our cost method investments which were written down to fair value.
As of November 28, 2014, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rates (“LIBOR”) and applicable credit spreads. See Note 15 for further details regarding our investment in lease receivables.
The fair value of our senior notes was $1.6 billion as of November 28, 2014, based on observable market prices in less active market and categorized as Level 2. See Note 16 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
Hedge Accounting
We recognize derivative instruments and hedging activities as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
Fair Value Hedging—Interest Rate Swap
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedge related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 16 for further details regarding our debt.
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Consolidated Statements of Income. The fair value of the interest rate swaps is reflected in other assets in our Consolidated Balance Sheets.
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
We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the balance sheet and measured on a recurring basis at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the contract and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Consolidated Statements of Income. For fiscal 2014 and 2013, net gains or losses recognized in other income relating

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to hedges of forecasted transactions that did not occur were insignificant. For fiscal 2012, there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur.
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income (expense), net for cash flow hedges due to hedge ineffectiveness was insignificant for all fiscal years presented. The time value of purchased contracts is recorded in interest and other income (expense), net in our Consolidated Statements of Income.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We also hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of November 28, 2014, total notional amounts of outstanding contracts were $235.5 million which included the notional equivalent of $137.2 million in Euros, $30.9 million in British Pounds and $67.4 million in other foreign currencies. As of November 29, 2013, total notional amounts of outstanding contracts were $282.8 million which included the notional equivalent of $99.0 million in Euros, $33.8 million in British Pounds and $150.0 million in other foreign currencies. At November 28, 2014 and November 29, 2013, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 28, 2014 and November 29, 2013 were as follows (in thousands):

	2014		2013
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)(3)	$31,275	$—	$8,913	$—
Interest rate swap (2)	14,268	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,716	663	2,978	1,067
Total derivatives	$47,259	$663	$11,891	$1,067
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

(2)	Included in other assets on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.
The aggregate fair value of derivative instruments in net asset positions represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by the fair value of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	2014		2013		2012
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$41,993	$—	$34,677	$—	$23,922	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$18,705	$—	$35,914	$—	$30,672	$—
Net gain (loss) recognized in income(3)	$(14,962)	$—	$(21,098)	$—	$(29,554)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$466	$—	$2,129	$—	$8,742
_________________________________________

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(21,559)	$(4,783)	$(5,899)
Net unrealized gain (loss) recognized in other income	17,217	2,751	(4,720)
	(4,342)	(2,032)	(10,619)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	1,324	1,835	9,312
Net unrealized gain (loss) recognized in other income	(858)	294	(570)
	466	2,129	8,742
Net gain (loss) recognized in interest and other income (expense), net	$(3,876)	$97	$(1,877)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 28, 2014 and November 29, 2013 (in thousands):

	2014	2013
Computers and equipment	$855,218	$731,767
Furniture and fixtures	82,385	82,904
Server hardware under capital lease	25,703	61,007
Capital projects in-progress	68,652	54,593
Leasehold improvements	240,506	235,859
Land	106,283	106,283
Buildings	320,410	175,325
Total	1,699,157	1,447,738
Less accumulated depreciation and amortization	(914,034)	(787,964)
Property and equipment, net	$785,123	$659,774
Depreciation and amortization expense of property and equipment for fiscal 2014, 2013 and 2012 was $144.2 million, $144.7 million and $134.4 million, respectively.
In August 2014, we exercised our option to purchase the East and West Towers for a total purchase price of $143.2 million. We capitalized the East and West Towers as property and equipment on our Consolidated Balance Sheets at $144.1 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase. These buildings will be depreciated over their useful life of 40 years on a straight-line basis. See Note 15 for discussion of our option to purchase the East and West Towers.
In May 2013, management approved a plan to sell land, building and other assets located in Waltham, Massachusetts (the “Waltham property assets”) with a total carrying amount of $47.4 million. The decision to sell the Waltham property assets was largely based upon lack of operational needs for a facility of this size, in combination with recent improvements in market conditions for commercial real estate in the area. During May 2013, we began to actively market the Waltham property assets and we expected to sell the property within one year from management’s approval of the plan and classified the Waltham property assets as held for sale at $23.6 million representing their fair value, net of estimated costs to sell which was the lesser of the fair value less cost to sell or carrying amount of the assets. The fair value, net of estimated cost to sell was measured with the assistance of third-party valuation models which used inputs such as market comparable data for similar properties to be purchased by other operating and investing entities and discounted cash flow techniques as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis. We ceased recognizing depreciation expense on the Waltham property assets upon reclassification. As a result, we recorded a write-down of $23.8 million during fiscal 2013. These charges are included in restructuring and other related charges in our Consolidated Statements of Income for fiscal 2013. In September 2013, we finalized the sale of the Waltham property assets for net proceeds of $24.3 million which approximated the carrying value of the assets at the time of sale.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended November 28, 2014 and November 29, 2013 was as follows (in thousands):

	2012	Acquisitions	Other(1)	2013	Acquisitions	Other(1)	2014
Digital Media	$1,958,330	$91,355	$41	$2,049,726	$12,510	$(4,838)	$2,057,398
Digital Marketing	1,916,468	526,739	20,621	2,463,828	—	(57,687)	2,406,141
Print and Publishing	258,461	—	(34)	258,427	—	(4)	258,423
Goodwill	$4,133,259	$618,094	$20,628	$4,771,981	$12,510	$(62,529)	$4,721,962
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Purchased and other intangible assets by reportable segment as of November 28, 2014 and November 29, 2013 were as follows (in thousands):

	2014	2013
Digital Media	$147,182	$170,213
Digital Marketing	321,086	433,245
Print and Publishing	1,394	1,796
Purchased and other intangible assets, net	$469,662	$605,254
Purchased and other intangible assets subject to amortization as of November 28, 2014 and November 29, 2013 were as follows (in thousands):

	2014			2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$405,208	$(264,697)	$140,511	$423,237	$(220,414)	$202,823
Customer contracts and relationships	$376,994	$(143,330)	$233,664	$389,800	$(111,416)	$278,384
Trademarks	67,268	(36,516)	30,752	67,546	(27,933)	39,613
Acquired rights to use technology	148,836	(86,258)	62,578	155,322	(76,740)	78,582
Localization	549	(382)	167	3,404	(2,172)	1,232
Other intangibles	3,163	(1,173)	1,990	16,447	(11,827)	4,620
Total other intangible assets	$596,810	$(267,659)	$329,151	$632,519	$(230,088)	$402,431
Purchased and other intangible assets, net	$1,002,018	$(532,356)	$469,662	$1,055,756	$(450,502)	$605,254

In fiscal 2013, we acquired rights to use certain technology for $51.8 million. Of this cost, an estimated $25.3 million was related to future licensing rights and has been capitalized and is being amortized on a straight-line basis over the estimated useful lives ranging from five to ten years. We estimated that the remaining cost of $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue.
In fiscal 2014, certain purchased intangibles associated with our acquisitions of Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Consolidated Balance Sheets. Amortization expense related to purchased and other intangible assets was $152.7 million for fiscal 2014. Excluding the expense associated with historical use of the acquired rights to use the technology discussed in the paragraph above, amortization expense was $156.9 million for fiscal 2013. Amortization expense related to purchased and other intangible assets was $146.2 million for fiscal 2012. Of these amounts, for fiscal 2014, 2013 and 2012, $100.2 million, $105.7 million and $100.8 million, respectively, were included in cost of sales.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of November 28, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2015	$64,804	$69,356
2016	26,399	63,250
2017	19,004	53,442
2018	11,932	42,557
2019	7,428	40,610
Thereafter	10,944	59,936
Total expected amortization expense	$140,511	$329,151
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of November 28, 2014 and November 29, 2013 consisted of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$320,679	$318,219
Sales and marketing allowances	75,627	66,502
Accrued corporate marketing	28,369	22,801
Taxes payable	24,658	18,225
Royalties payable	15,073	14,778
Accrued interest expense	22,621	20,613
Other	196,839	195,801
Accrued expenses	$683,866	$656,939
Other primarily includes general corporate accruals for technical support and local and regional expenses, including our accrual for a loss contingency as of November 28, 2014. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 15 for further information regarding the loss contingency.
NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Domestic	$191,563	$132,916	$512,987
Foreign	169,813	223,225	605,807
Income before income taxes	$361,376	$356,141	$1,118,794

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for fiscal 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
United States federal	$26,822	$(53,985)	$162,574
Foreign	51,684	65,609	59,255
State and local	4,713	3,317	(2,244)
Total current	83,219	14,941	219,585
Deferred:
United States federal	(24,090)	24,139	69,374
Foreign	(12,895)	(6,215)	(6,082)
State and local	(6,476)	(7,328)	3,142
Total deferred	(43,461)	10,596	66,434
Tax expense attributable to employee stock plans	53,223	40,619	—
Provision for income taxes	$92,981	$66,156	$286,019
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2014	2013	2012
Computed “expected” tax expense	$126,481	$124,649	$391,578
State tax expense, net of federal benefit	(4,411)	(6,304)	11,320
Tax credits	(1,166)	(29,087)	(1,226)
Differences between statutory rate and foreign effective tax rate	(33,769)	(39,678)	(122,999)
Change in deferred tax asset valuation allowance	—	514	(2,144)
Stock-based compensation (net of tax deduction)	8,688	9,783	10,976
Resolution of income tax examinations	(1,896)	(8,421)	(26,687)
Domestic manufacturing deduction benefit	(6,272)	(2,929)	(17,010)
Tax charge for licensing acquired company technology to foreign subsidiaries	—	18,935	38,849
Other, net	5,326	(1,306)	3,362
Provision for income taxes	$92,981	$66,156	$286,019

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 28, 2014 and November 29, 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
Acquired technology	$9,477	$14,379
Reserves and accruals	56,109	67,753
Deferred revenue	16,311	10,218
Unrealized losses on investments	6,723	9,793
Stock-based compensation	58,501	64,244
Net operating loss carryforwards of acquired companies	9,082	9,222
Credit carryforwards	41,419	43,175
Capitalized expenses	—	188
Other	10,974	6,788
Total gross deferred tax assets	208,596	225,760
Deferred tax asset valuation allowance	(22,100)	(21,493)
Total deferred tax assets	186,496	204,267
Deferred tax liabilities:
Depreciation and amortization	73,295	89,611
Undistributed earnings of foreign subsidiaries	221,845	211,417
Acquired intangible assets	138,392	176,626
Total deferred tax liabilities	433,532	477,654
Net deferred tax liabilities	$247,036	$273,387
The deferred tax assets and liabilities for fiscal 2014 and 2013 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities includes changes that are recorded to OCI, additional paid-in capital, goodwill, unrecognized tax benefits and retained earnings.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 28, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.3 billion. The unrecognized deferred tax liability for these earnings is approximately $0.9 billion.
As of November 28, 2014, we have net operating loss carryforwards of approximately $22.6 million for federal and $3.4 million for foreign. We also have federal, state and foreign tax credit carryforwards of approximately $1.6 million, $26.7 million and $22.4 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2015 through 2033. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we have been tracking certain deferred tax attributes of $49.2 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity if and when they reduce taxes payable.
As of November 28, 2014, a valuation allowance of $22.1 million has been established for certain deferred tax assets related to the impairment of investments and certain state and foreign assets. For fiscal 2014, the total change in the valuation allowance was $0.6 million.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2014 and 2013, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2014	2013
Beginning balance	$136,098	$160,468
Gross increases in unrecognized tax benefits – prior year tax positions	144	20,244
Gross increases in unrecognized tax benefits – current year tax positions	18,877	16,777
Settlements with taxing authorities	(995)	(55,851)
Lapse of statute of limitations	(1,630)	(4,066)
Foreign exchange gains and losses	(3,646)	(1,474)
Ending balance	$148,848	$136,098
As of November 28, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $14.6 million.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the U.S. For Ireland, California and the U.S., the earliest fiscal years open for examination are 2008, 2008 and 2010, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
In July 2013, a U.S. income tax examination covering fiscal 2008 and 2009 was completed. Our accrued tax and interest related to these years was $48.4 million and was previously reported in long-term income taxes payable. We settled the tax obligation resulting from this examination with cash and income tax assets totaling $41.2 million, and the resulting $7.2 million income tax benefit was recorded in the third quarter of fiscal 2013.
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
NOTE 10.  RESTRUCTURING
Fiscal 2014 Restructuring Plan
In the fourth quarter of fiscal 2014, in order to better align our global resources for Digital Media and Digital Marketing, we initiated a restructuring plan to vacate our Research and Development facility in China and our Sales and Marketing facility in Russia. This plan consisted of reductions of approximately 350 full-time positions and we recorded restructuring charges of approximately $18.8 million related to ongoing termination benefits for the positions eliminated. During fiscal 2015, we intend to vacate both of these facilities. The amount accrued for the fair value of future contractual obligations under these operating leases was insignificant.
Other Restructuring Plans
During the past several years, we have implemented Other Restructuring Plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of November 28, 2014, we considered our Other Restructuring Plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Consolidated Financial Statements is not significant.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2014 (in thousands):

	November 29, 2013	Costs Incurred	Cash Payments	Other Adjustments	November 28, 2014
Fiscal 2014 Restructuring Plan:
Termination benefits	$—	$18,823	$(4,382)	$20	$14,461
Cost of closing redundant facilities	—	557	(57)	(28)	472
Other Restructuring Plans:
Termination benefits	2,233	—	(1,357)	(339)	537
Cost of closing redundant facilities	11,655	528	(5,215)	(124)	6,844
Total restructuring plans	$13,888	$19,908	$(11,011)	$(471)	$22,314
Accrued restructuring charges of $22.3 million as of November 28, 2014 include $17.1 million recorded in accrued restructuring, current and $5.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2015 and facilities-related liabilities under contract through fiscal 2021 of which approximately 45% will be paid through 2016.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2014, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $24.8 million, $22.3 million and $19.4 million in fiscal 2014, 2013 and 2012, respectively. Adobe is under no obligation to continue matching future employee contributions and at the Company’s discretion may change its practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 28, 2014 and November 29, 2013, the invested amounts under the Deferred Compensation Plan total $25.7 million and $19.8 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 28, 2014 and November 29, 2013, $31.0 million and $22.0 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.

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
Restricted Stock Unit Plans
We grant restricted stock units to all eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”), and our 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). Restricted stock units granted under these plans as part of our annual review process vest annually over three years. Other restricted stock units granted under these plans generally vest over four years, the majority of which vest 25% annually. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee of the Board of Directors.
We grant performance awards to officers and key employees under our 2003 Plan. Performance awards granted under these plans from fiscal 2009 to fiscal 2012 vest annually over three years, and performance awards granted in fiscal 2013 and 2014 cliff-vest after three years. Performance awards granted prior to fiscal 2009 vest annually over four years.
As of November 28, 2014, we had reserved 163.2 million and 5.7 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively, and had 45.7 million and 28.6 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.
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
As of November 28, 2014, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 12.9 million shares remain available for future issuance.
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
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees in fiscal 2012. Stock option grants to non-employee directors were minimal in fiscal 2013, and in December 2013 the Board of Directors eliminated the use of options for directors going forward.
Performance Share Programs
On January 24, 2014, our Executive Compensation Committee approved the 2014 Performance Share Program, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Under our 2014 Performance Share Program (“2014 Program”), shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. The purpose of the 2014 Program is to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance the ability of Adobe to attract and retain highly talented and competent individuals. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee’s certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2017. Participants in the 2014 Program generally have the ability to receive up to 200% of the target number of shares originally granted.

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
We eliminated the use of stock option grants for all employees effective fiscal 2012, and for all of the non-employee directors effective fiscal 2014. The assumptions used to value our option grants prior to fiscal 2014 were as follows:

	Fiscal Years
	2013	2012
Expected life (in years)	3.2	3.9 - 4.2
Volatility	27%	31 - 34%
Risk free interest rate	0.36%	0.54 - 0.71%
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2014	2013	2012
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 28%	26 - 30%	30 - 36%
Risk free interest rate	0.06 - 0.47%	0.09 - 0.34%	0.06 - 0.30%

We recognize the estimated compensation cost of restricted stock awards and restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The fiscal 2014 and 2013 awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above. The fair value of the awards was fixed at grant date and will be amortized over the longer of the remaining performance or service period. In previous years, the awards were earned upon attainment of identified performance goals, some of which contained discretionary metrics. As such, these awards were measured based on our traded stock price at the end of each reporting period until achieved. The fair value of the awards were based on the achievement date and amortized over the longer of the remaining performance or service period.
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Beginning outstanding balance	17,948	18,415	16,871
Awarded	4,413	7,236	9,431
Released	(7,502)	(6,224)	(5,854)
Forfeited	(1,295)	(1,479)	(2,147)
Increase due to acquisition	—	—	114
Ending outstanding balance	13,564	17,948	18,415

The weighted average grant date fair values of restricted stock units granted during fiscal 2014, 2013 and 2012 were $61.16, $39.87 and $31.36, respectively. The total fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $457.3 million, $249.5 million and $180.1 million, respectively.

Information regarding restricted stock units outstanding at November 28, 2014, November 29, 2013 and November 30, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Restricted stock units outstanding	13,564	0.94	$999.4
Restricted stock units vested and expected to vest	12,352	0.87	$903.1
2013
Restricted stock units outstanding	17,948	1.09	$1,019.1
Restricted stock units vested and expected to vest	16,265	1.02	$920.5
2012
Restricted stock units outstanding	18,415	1.37	$637.3
Restricted stock units vested and expected to vest	16,289	1.26	$562.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 28, 2014, November 29, 2013 and November 30, 2012 were $73.68, $56.78 and $34.61, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
As of November 28, 2014, the shares awarded under our 2013 and 2014 Performance Share Programs are yet to be achieved.The following table sets forth the summary of performance share activity under our 2013 and 2014 Performance Share Programs for the fiscal year ended November 28, 2014 (in thousands):

	2014		2013
	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	854	1,707	—	—
Awarded	709	1,417	946	1,891
Forfeited	(46)	(90)	(92)	(184)
Ending outstanding balance	1,517	3,034	854	1,707

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
In the first quarter of fiscal 2012, the Executive Compensation Committee certified the actual performance achievement of participants in the 2011 Performance Share Program (the “2011 Program”). Based upon the achievement of goals outlined in the 2011 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 130% of target or approximately 0.5 million shares for the 2011 Program. One-third of the shares under the 2011 Program vested in the first quarter of fiscal 2012 and the remaining two-thirds vest evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe.
The following table sets forth the summary of performance share activity under our 2010, 2011 and 2012 programs, based upon share awards actually achieved, for the fiscal years ended November 28, 2014, November 29, 2013 and November 30, 2012 (in thousands):

	2014	2013	2012
Beginning outstanding balance	861	388	405
Achieved	—	1,279	492
Released	(486)	(665)	(464)
Forfeited	(21)	(141)	(45)
Ending outstanding balance	354	861	388

The total fair value of performance awards vested during fiscal 2014, 2013 and 2012 was $28.7 million, $25.4 million and $14.4 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding performance shares outstanding at November 28, 2014, November 29, 2013 and November 30, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	354	0.16	$26.1
Performance shares vested and expected to vest	348	0.16	$25.5
2013
Performance shares units outstanding	861	0.58	$48.9
Performance shares vested and expected to vest	817	0.56	$46.3
2012
Performance shares units outstanding	388	0.54	$13.4
Performance shares vested and expected to vest	369	0.51	$12.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 28, 2014, November 29, 2013 and November 30, 2012 were $73.68, $56.78 and $34.61, respectively.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2014, 2013 and 2012 were $17.02, $11.40 and $9.09, respectively. Employees purchased 2.9 million shares at an average price of $34.76, 3.4 million shares at an average price of $25.71, and 3.2 million shares at an average price of $23.81, respectively, for fiscal 2014, 2013 and 2012. The intrinsic value of shares purchased during fiscal 2014, 2013 and 2012 was $93.4 million, $58.5 million and $22.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Options
There were no stock option grants during fiscal 2014. Stock option activity under our stock option program for fiscal 2014, 2013 and 2012 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 2, 2011	34,802	$31.47
Granted	57	$32.19
Exercised	(6,754)	$23.61
Cancelled	(4,692)	$33.07
Increase due to acquisition	1,104	$3.23
November 30, 2012	24,517	$32.09
Granted	25	$45.03
Exercised	(15,872)	$32.15
Cancelled	(1,584)	$37.37
Increase due to acquisition	273	$6.82
November 29, 2013	7,359	$29.93
Granted	—	$—
Exercised	(4,055)	$30.88
Cancelled	(153)	$25.37
Increase due to acquisition	22	$29.44
November 28, 2014	3,173	$28.92

The weighted average fair values of options granted during fiscal 2013 and 2012 were $8.64 and $8.50, respectively.
The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $141.3 million, $181.8 million and $62.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at November 28, 2014, November 29, 2013 and November 30, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Options outstanding	3,173	$28.92	3.19	$142.0
Options vested and expected to vest	3,153	$29.00	3.17	$140.9
Options exercisable	2,786	$30.24	2.85	$121.0
2013
Options outstanding	7,359	$29.93	3.22	$197.6
Options vested and expected to vest	7,242	$30.05	3.18	$193.6
Options exercisable	5,752	$31.28	2.65	$146.7
2012
Options outstanding	24,517	$32.09	2.74	$103.3
Options vested and expected to vest	24,158	$32.15	2.70	$100.9
Options exercisable	20,668	$33.06	2.27	$73.6
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 28, 2014, November 29, 2013 and November 30, 2012 were $73.68, $56.78 and $34.61, respectively.

All equity awards granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
The 2003 Plan (and prior to fiscal 2008, the Directors Plan) provides for the granting of non-qualified stock options and restricted stock units to non-employee directors. The initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.5 million based on the average stock price over the 30 calendar days ending on the day before the date of grant. The initial equity award vests annually over 2 years. Non-employee directors receiving initial equity grants will not be eligible to receive annual equity grants until the second annual meeting after joining the Board of Directors.
Annual equity grants to non-employee directors shall have an aggregate value of $0.3 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting. Starting in fiscal 2014, we eliminated the use of non-qualified stock options for our non-employee directors and restricted stock units became the primary form of their annual equity grants. Prior to fiscal 2014, a non-employee director could elect to receive the annual equity grant as either 100% options, 100% restricted stock units or 50% of each. The target grant value converted to stock options was based on a 1:3 conversion of restricted stock units to stock options.
Restricted stock units granted to directors for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Restricted stock units granted to existing directors	48	36	42
Restricted stock units granted to new directors	—	14	41

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-employee director options granted in fiscal 2013 and 2012 as part of the annual equity awards process vested 100% on the day preceding the fiscal 2014 and fiscal 2013 annual meeting, respectively, and had a seven-year term. The exercise price of the options issued were equal to the fair market value of our common stock on the date of grant. Options granted to directors for fiscal 2013 and 2012 were as follows (shares in thousands):

	2013	2012
Options granted to existing directors	25	43
Exercise price	$45.03	$33.18

Compensation Costs
With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
As of November 28, 2014, there was $414.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2014	$1,855	$4,000	$15,125	$17,706	$6,476	$45,162
2013	$2,059	$3,413	$18,188	$21,283	$8,410	$53,353
2012	$2,840	$4,130	$24,823	$31,379	$15,455	$78,627
Restricted Stock and Performance Share Awards
2014	$5,878	$6,619	$107,029	$102,909	$66,104	$288,539
2013	$5,052	$6,961	$102,464	$101,423	$59,734	$275,634
2012	$3,100	$9,461	$83,349	$76,359	$47,606	$219,875
_________________________________________

(1)	During fiscal 2014, 2013 and 2012, we recorded tax benefits of $72.4 million, $70.7 million and $61.5 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2014 were as follows (in thousands):

	November 29, 2013	Increase / Decrease	Reclassification Adjustments		November 28, 2014
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$10,178	$2,084	$(4,025)		$8,237
Unrealized losses on available-for-sale securities	(937)	231	97		(609)
Total net unrealized gains on available-for-sale securities	9,241	2,315	(3,928)	(1)	7,628
Net unrealized gains on derivative instruments designated as hedging instruments	5,367	41,993	(18,705)	(2)	28,655
Cumulative foreign currency translation adjustments	31,495	(75,872)	—		(44,377)
Total accumulated other comprehensive income (loss), net of taxes	$46,103	$(31,564)	$(22,633)		$(8,094)
_________________________________________

(1)	Classified in interest and other income (expense), net.

(2)	Classified as revenue.

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Available-for-sale securities:
Unrealized gains / losses	$1	$169	$(686)
Reclassification adjustments	(8)	(2)	(1)
Subtotal available-for-sale securities	(7)	167	(687)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	—
Reclassification adjustments*	—	—	—
Subtotal derivatives designated as hedging instruments	—	—	—
Foreign currency translation adjustments	(1,868)	2,789	(1,314)
Total taxes, other comprehensive income (loss)	$(1,875)	$2,956	$(2,001)
_________________________________________

(*)	Taxes related to derivative instruments were zero for all fiscal years based on the tax jurisdiction where the derivative instruments were executed.
Stock Repurchase Program
We are currently repurchasing common stock under our $2.0 billion authority granted by our Board of Directors in April 2012.
Subsequent to November 28, 2014, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, there is no remaining balance under our current authority.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to November 28, 2014, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.
During fiscal 2014, 2013 and 2012, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $600.0 million, $1.1 billion and $405.0 million, respectively. The $600.0 million and $1.1 billion prepayments during fiscal 2014 and 2013 were under the $2.0 billion stock repurchase authority. Of the $405.0 million of prepayments during fiscal 2012, $100.0 million were under the $2.0 billion stock repurchase program and the remaining $305.0 million were under our previous $1.6 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price of $63.48 through structured repurchase agreements entered into during fiscal 2014 and fiscal 2013. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012. During fiscal 2012, we repurchased approximately 11.5 million shares at an average price per share of $32.29 through structured repurchase agreements entered into during fiscal 2012.
For fiscal 2014, 2013 and 2012, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 28, 2014, November 29, 2013 and November 30, 2012 were excluded from the computation of earnings per share. As of November 28, 2014, $40.3 million of prepayments remained under the agreement.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Net income	$268,395	$289,985	$832,775
Shares used to compute basic net income per share	497,867	501,372	494,731
Dilutive potential common shares:
Unvested restricted stock and performance share awards	8,586	8,736	7,624
Stock options	2,027	3,368	366
Shares used to compute diluted net income per share	508,480	513,476	502,721
Basic net income per share	$0.54	$0.58	$1.68
Diluted net income per share	$0.53	$0.56	$1.66
For fiscal 2014 and 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $65.93 and $45.08, respectively, were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial. For fiscal 2012, options to purchase approximately 19.4 million shares of common stock with exercise prices greater than the annual average fair market value of our stock of $31.98 were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Rent expense	$111,149	$118,976	$105,809
Less: sublease income	1,412	3,057	2,330
Net rent expense	$109,737	$115,919	$103,479
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
In August 2014, we exercised our option to purchase the East and West Towers for a total purchase price of $143.2 million. Upon purchase, our investment in the lease receivable of $126.8 million was credited against the total purchase price and we were no longer required to maintain a standby letter of credit as stipulated in the East and West Towers lease agreement. We capitalized the East and West Towers as property and equipment on our Consolidated Balance Sheets at $144.1 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase. See Note 6 for discussion of our East and West Towers purchase.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Consolidated Balance Sheets. As of November 28, 2014, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivable may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of November 28, 2014, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Consolidated Balance Sheets.  See Note 16 for discussion of our capital lease obligation.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our non-cancellable unconditional purchase obligations, operating leases and capital leases for each of the next five years and thereafter as of November 28, 2014 (in thousands):

		Operating Leases		Capital Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income	Future Minimum Lease Payments
2015	$227,910	$44,769	$2,140	$3,280
2016	28,588	40,676	2,102	—
2017	13,641	30,943	2,068	—
2018	14,285	26,547	1,705	—
2019	4,492	23,774	1,776	—
Thereafter	—	48,644	2,966	—
Total	$288,916	$215,353	$12,757	$3,280
Less: interest				(11)
Total				$3,269

The table above includes operating lease commitments related to our restructured facilities. See Note 10 for information regarding our restructuring charges.
Guarantees
The Almaden Tower lease provides for a residual value guarantee as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $3.0 million in liabilities, related to the extended Almaden Tower lease. This liability was recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance was amortized to our Consolidated Statements of Income over the life of the original lease. As of November 28, 2014 there was no remaining balance of the unamortized portion of the fair value of the residual value guarantee remaining on our Consolidated Balance Sheets.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $45.2 million, $40.2 million and $29.6 million in fiscal 2014, 2013 and 2012, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other’s employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities.  Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the second quarter of fiscal 2014, the parties reached a settlement to resolve this lawsuit, subject to the Court’s approval. On August 8, 2014, the Court rejected the settlement agreement jointly submitted by the parties. During the first quarter of fiscal 2015, the parties reached another agreement to settle the litigation. On January 15, 2015, the agreement was submitted to the Court seeking preliminary approval of the settlement. The hearing for preliminary approval is set for March 2015. We accrued a loss contingency of $10.0 million associated with this matter during the first quarter of fiscal 2014.
In addition to intellectual property disputes and the other litigation matter described above, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with our Audit Committee and our independent registered public accounting firm.
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
In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.
NOTE 16.  DEBT
Our debt as of November 28, 2014 and November 29, 2013 consisted of the following (in thousands):

	2014	2013
Notes	$1,496,778	$1,496,028
Fair value of interest rate swap	14,268	—
Adjusted carrying value of Notes	1,511,046	1,496,028
Capital lease obligations	3,269	17,945
Total debt and capital lease obligations	1,514,315	1,513,973
Less: current portion	603,229	14,676
Debt and capital lease obligations	$911,086	$1,499,297
 Notes
In February 2010, we issued $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method.
The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. During fiscal 2014, we made both semi-annual interest payments on our Notes totaling $62.2 million. In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The effect of such interest rate swaps is to effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR floating interest plus a spread of a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.
The gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Consolidated Statement of Income and substantially offset the changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. The fair value of the interest rate swaps is reflected in other assets in our Consolidated Balance Sheets. The carrying value of the 2020 Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps. The interest receivable from the swaps based on the fixed interest rate and the interest payable based on the effective interest rates are recorded at gross in the prepaid expenses and other current assets account and accrued expenses account, respectively, in our Consolidated Balance Sheets.
Based on quoted prices in inactive markets, the fair value of the Notes was $1.6 billion as of November 28, 2014. The total fair value of $1.6 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps for the total notional amount $900 million.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 28, 2014, we were in compliance with all of the covenants.
During the first quarter of fiscal 2014, we reclassified $599.8 million as current debt on our Consolidated Balance Sheets, which represented the 2015 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date using either newly issued debt or drawings from our existing revolving credit agreement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of November 28, 2014, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
Capital Lease Obligation
In fiscal 2013, we entered into a sale-leaseback agreement totaling $25.7 million over a period of 24 months. This transaction was classified as a capital lease obligation and was recorded at fair value. As of November 28, 2014, our capital lease obligations of $3.3 million are presented as current debt in our Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2014, 2013 and 2012 included the following (in thousands):

	2014	2013	2012
Interest and other income (expense), net:
Interest income	$21,355	$21,887	$24,549
Foreign exchange gains (losses)	(18,840)	(21,001)	(31,431)
Realized gains on fixed income investment	4,024	4,090	3,152
Realized losses on fixed income investment	(97)	(1,077)	(278)
Other	825	1,042	594
Interest and other income (expense), net	$7,267	$4,941	$(3,414)
Interest expense	$(59,732)	$(67,508)	$(67,487)
Investment gains (losses), net:
Realized investment gains	$1,298	$1,783	$8,918
Unrealized investment gains	912	1,251	940
Realized investment losses	(1,054)	(7,049)	(104)
Unrealized investment losses	—	—	(250)
Investment gains (losses), net	$1,156	$(4,015)	$9,504
Non-operating income (expense), net	$(51,309)	$(66,582)	$(61,397)

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
We have the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, small and medium businesses and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment results for fiscal 2014, 2013 and 2012 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2014
Revenue	$2,603,179	$1,355,216	$188,670	$4,147,065
Cost of revenue	148,958	463,772	9,350	622,080
Gross profit	$2,454,221	$891,444	$179,320	$3,524,985
Gross profit as a percentage of revenue	94%	66%	95%	85%
Fiscal 2013
Revenue	$2,625,913	$1,228,868	$200,459	$4,055,240
Cost of revenue	170,788	404,804	10,965	586,557
Gross profit	$2,455,125	$824,064	$189,494	$3,468,683
Gross profit as a percentage of revenue	93%	67%	95%	86%
Fiscal 2012
Revenue	$3,101,864	$1,085,042	$216,771	$4,403,677
Cost of revenue	130,178	342,764	10,840	483,782
Gross profit	$2,971,686	$742,278	$205,931	$3,919,895
Gross profit as a percentage of revenue	96%	68%	95%	89%
The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2014, 2013 and 2012 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2014	2013	2012
Americas:
United States	$2,115,148	$1,935,429	$1,969,924
Other	199,221	198,953	226,430
Total Americas	2,314,369	2,134,382	2,196,354
EMEA	1,179,864	1,129,180	1,294,566
APAC:
Japan	365,570	472,110	531,028
Other	287,262	319,568	381,729
Total APAC	652,832	791,678	912,757
Revenue	$4,147,065	$4,055,240	$4,403,677

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment	2014	2013
Americas:
United States	$651,281	$534,115
Other	656	947
Total Americas	651,937	535,062
EMEA	46,380	52,018
APAC:
India	76,428	58,013
Other	10,378	14,681
Total APAC	86,806	72,694
Property and equipment, net	$785,123	$659,774
 Significant Customers
For fiscal 2014 and 2013, there were no customers that represented at least 10% of net revenue. For fiscal 2012, Ingram Micro accounted for 11% of net revenue.

In fiscal 2014 and 2013, no single customer was responsible for over 10% of our trade receivables.
NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2014
(in thousands, except per share data)	Quarter Ended
	February 28	May 30	August 29	November 28
Revenue	$1,000,120	$1,068,208	$1,005,409	$1,073,328
Gross profit	$851,611	$913,304	$847,685	$912,385
Income before income taxes	$64,892	$121,271	$62,938	$112,275
Net income	$47,046	$88,527	$44,686	$88,136
Basic net income per share	$0.09	$0.18	$0.09	$0.18
Diluted net income per share	$0.09	$0.17	$0.09	$0.17

	2013
(in thousands, except per share data)	Quarter Ended
	March 1	May 31	August 30	November 29
Revenue	$1,007,873	$1,010,549	$995,119	$1,041,699
Gross profit	$851,189	$875,268	$848,043	$894,183
Income before income taxes	$83,484	$91,127	$93,260	$88,270
Net income	$65,117	$76,546	$83,002	$65,320
Basic net income per share	$0.13	$0.15	$0.16	$0.13
Diluted net income per share	$0.13	$0.15	$0.16	$0.13
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 28, 2014 and November 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 28, 2014. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of November 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 28, 2014 and November 29, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended November 28, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
(signed) KPMG LLP
Santa Clara, California
January 20, 2015

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 28, 2014. Based on their evaluation as of November 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Our management has concluded that, as of November 28, 2014, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On January 14, 2015, Adobe issued a press release announcing that its Board of Directors has approved a new stock repurchase program granting the Company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017.

Under our new stock repurchase program, which is designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchase agreements with third parties. The new stock repurchase program approved by our Board of Directors is substantially similar to our previous program authorizing the repurchase of up to $2.0 billion in common stock through fiscal 2015, which authority has been exhausted.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) is incorporated herein by reference to our 2015 Proxy Statement. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2015 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2015 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated herein by reference to our 2015 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2015 Proxy Statement.
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
Date: January 20, 2015

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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 20, 2015
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 20, 2015
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHANTANU NARAYEN		January 20, 2015
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 20, 2015
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 20, 2015
Richard T. Rowley	Vice President, Corporate Controller and Chief Accounting Officer

/s/ AMY BANSE		January 20, 2015
Amy Banse	Director

/s/ KELLY BARLOW		January 20, 2015
Kelly Barlow	Director

Signature	Title	Date

/s/ EDWARD W. BARNHOLT		January 20, 2015
Edward W. Barnholt	Director

/s/ ROBERT K. BURGESS		January 20, 2015
Robert K. Burgess	Director

/s/ FRANK CALDERONI		January 20, 2015
Frank Calderoni	Director

/s/ MICHAEL R. CANNON		January 20, 2015
Michael R. Cannon	Director

/s/ JAMES E. DALEY		January 20, 2015
James E. Daley	Director

/s/ LAURA DESMOND		January 20, 2015
Laura Desmond	Director

/s/ DANIEL L. ROSENSWEIG		January 20, 2015
Daniel L. Rosensweig	Director

/s/ ROBERT SEDGEWICK		January 20, 2015
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Adobe
Adobe Connect
Adobe Muse
Adobe Premiere
After Effects
Behance
Creative Cloud
Creative Suite
Dreamweaver
EchoSign
Flash
Illustrator
InCopy
InDesign
Lightroom
LiveCycle
PhoneGap
PhoneGap Build
Photoshop
PostScript
Reader
Typekit

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/14	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.6	000-15175

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	1/29/10	10.1	000-15175

10.4F	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4G	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4H	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4I	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4J	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4K	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4M	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4O	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4Q	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Allaire Corp. 1997 Stock Incentive Plan*	S-8	3/27/01	4.06	333-57708

10.7	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07	333-57708

10.8	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08	333-57708

10.9	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09	333-92233

10.10	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07	333-44016

10.11	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.12	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09	333-127392

10.13	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10	333-120712

10.14	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01	000-22688

10.15A	Forms of Retention Agreement*	10-K	2/17/98	10.44	000-15175

10.15B	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.15C	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.16	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.17	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14	000-15175

10.18A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.18B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.18C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.19	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*					X

10.20	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1	000-15175

10.21	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1	000-15175

10.22	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.23	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1	000-15175

10.24A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.24C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.25	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.26	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.27	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.28A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.28B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.29	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8	000-52076

10.30	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1	333-170254

10.31	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2	333-170254

10.32	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.33	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.34	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.35	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.36	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.37	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.38	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.39	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.40	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1	000-15175

10.41	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2	000-15175

10.42	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

10.43	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.44	Efficient Frontier, Inc. Form of Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2	333-179221

10.45	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.46A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.46B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.47	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.48	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.49	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.50	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.51	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.52	Description of 2015 Director Compensation*					X

10.53	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.54A	Aviary, Inc. 2008 Stock Plan, as amended	S-8	9/26/14	99.1	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.54B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)	S-8	9/26/14	99.2	333-198973

10.54C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non-U.S.)	S-8	9/26/14	99.3	333-198973
10.55	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control	8-K	12/11/14	10.1	000-15175

12.1	Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.6 through 10.14 are to filings made by Macromedia, Inc. References to Exhibits 10.24A through 10.29 are to filings made by Omniture, Inc.

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