Form 10-Q
period 2015-02-27
ADOBE SYSTEMS INC
filed 2015-03-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2015

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 20, 2015 was 500,269,100.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 27, 2015	November 28, 2014
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$712,884	$1,117,400
Short-term investments	2,463,936	2,622,091
Trade receivables, net of allowances for doubtful accounts of $7,201 and $7,867, respectively	532,427	591,800
Deferred income taxes	60,470	95,279
Prepaid expenses and other current assets	202,442	175,758
Total current assets	3,972,159	4,602,328
Property and equipment, net	784,314	785,123
Goodwill	5,396,174	4,721,962
Purchased and other intangibles, net	629,317	469,662
Investment in lease receivable	80,439	80,439
Other assets	146,019	126,315
Total assets	$11,008,422	$10,785,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$71,670	$68,377
Accrued expenses	564,211	683,866
Debt and capital lease obligations	64	603,229
Accrued restructuring	2,580	17,120
Income taxes payable	19,934	23,920
Deferred revenue	1,129,701	1,097,923
Total current liabilities	1,788,160	2,494,435
Long-term liabilities:
Debt	1,901,554	911,086
Deferred revenue	53,568	57,401
Accrued restructuring	4,495	5,194
Income taxes payable	245,063	125,746
Deferred income taxes	348,644	342,315
Other liabilities	77,918	73,747
Total liabilities	4,419,402	4,009,924
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 500,048 and 497,484 shares outstanding, respectively	61	61
Additional paid-in-capital	3,897,838	3,778,495
Retained earnings	6,756,803	6,924,294
Accumulated other comprehensive income (loss)	(103,810)	(8,094)
Treasury stock, at cost (100,786 and 103,350 shares, respectively), net of reissuances	(3,961,872)	(3,918,851)
Total stockholders’ equity	6,589,020	6,775,905
Total liabilities and stockholders’ equity	$11,008,422	$10,785,829
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of November 28, 2014 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 27, 2015	February 28, 2014
Revenue:
Subscription	$713,442	$423,563
Products	290,774	471,454
Services and support	104,965	105,103
Total revenue	1,109,181	1,000,120
Cost of revenue:
Subscription	95,527	76,732
Products	19,703	27,498
Services and support	51,568	44,279
Total cost of revenue	166,798	148,509
Gross profit	942,383	851,611
Operating expenses:
Research and development	215,509	209,525
Sales and marketing	392,741	410,141
General and administrative	145,081	138,984
Restructuring and other charges	1,755	663
Amortization of purchased intangibles	14,272	13,552
Total operating expenses	769,358	772,865
Operating income	173,025	78,746
Non-operating income (expense):
Interest and other income (expense), net	3,338	3,145
Interest expense	(14,545)	(16,590)
Investment gains (losses), net	1,430	(409)
Total non-operating income (expense), net	(9,777)	(13,854)
Income before income taxes	163,248	64,892
Provision for income taxes	78,360	17,846
Net income	$84,888	$47,046
Basic net income per share	$0.17	$0.09
Shares used to compute basic net income per share	498,754	496,948
Diluted net income per share	$0.17	$0.09
Shares used to compute diluted net income per share	507,526	508,340

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	February 27, 2015	February 28, 2014
	Increase/(Decrease)
Net income	$84,888	$47,046
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(817)	1,510
Reclassification adjustment for gains / losses on available-for-sale securities recognized	(927)	(637)
Net increase (decrease) from available-for-sale securities	(1,744)	873
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	12,296	(29)
Reclassification adjustment for gains / losses on derivative instruments recognized	(23,712)	(2,798)
Net increase (decrease) from derivatives designated as hedging instruments	(11,416)	(2,827)
Foreign currency translation adjustments	(82,556)	12,443
Other comprehensive income (loss), net of taxes	(95,716)	10,489
Total comprehensive income (loss), net of taxes	$(10,828)	$57,535

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	February 27, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$84,888	$47,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	79,635	77,636
Stock-based compensation	84,208	82,788
Deferred income taxes	4,879	(3,341)
Unrealized (gains) losses on investments	(9,687)	975
Tax benefit (shortfall) from employee stock option plans	33,584	(38)
Excess tax benefits from stock-based compensation	(33,599)	—
Other non-cash items	(1,241)	(681)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	62,058	90,492
Prepaid expenses and other current assets	(23,912)	(43,559)
Trade payables	1,368	2,412
Accrued expenses	(125,281)	(60,140)
Accrued restructuring	(14,539)	(528)
Income taxes payable	21,610	6,336
Deferred revenue	19,044	52,275
Net cash provided by operating activities	183,015	251,673
Cash flows from investing activities:
Purchases of short-term investments	(318,938)	(377,598)
Maturities of short-term investments	88,729	46,120
Proceeds from sales of short-term investments	382,611	269,732
Acquisitions, net of cash acquired	(800,342)	—
Purchases of property and equipment	(35,546)	(29,393)
Purchases of long-term investments and other assets	(16,031)	(4,062)
Proceeds from sale of long-term investments	1,146	779
Net cash used for investing activities	(698,371)	(94,422)
Cash flows from financing activities:
Purchases of treasury stock	(200,000)	(200,000)
Proceeds from issuance of treasury stock	56,320	189,804
Cost of issuance of treasury stock	(150,017)	(243,580)
Excess tax benefits from stock-based compensation	33,599	—
Proceeds from debt	989,280	—
Repayment of debt and capital lease obligations	(602,189)	(4,433)
Debt issuance costs	(7,718)	—
Net cash provided by (used for) financing activities	119,275	(258,209)
Effect of foreign currency exchange rates on cash and cash equivalents	(8,435)	318
Net decrease in cash and cash equivalents	(404,516)	(100,640)
Cash and cash equivalents at beginning of period	1,117,400	834,556
Cash and cash equivalents at end of period	$712,884	$733,916
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$5,994	$16,401
Cash paid for interest	$16,885	$31,740

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014 on file with the SEC (our “Annual Report”).
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is expected to become effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 27, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
On January 27, 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos. During the first quarter of fiscal 2015, we began integrating Fotolia into our Digital Media reportable segment.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Fotolia's net tangible and intangible assets based upon their estimated fair values as of January 27, 2015. The total preliminary purchase price for Fotolia was $806.8 million of which $743.9 million was allocated to goodwill that was non-deductible for tax purposes, $209.2 million to identifiable intangible assets and $146.3 million to net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets assumed, liabilities assumed, equity awards assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. The impact of this acquisition was not material to our Condensed Consolidated Financial Statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of February 27, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$196,164	$—	$—	$196,164
Cash equivalents:
Money market mutual funds	507,132	—	—	507,132
Time deposits	9,588	—	—	9,588
Total cash equivalents	516,720	—	—	516,720
Total cash and cash equivalents	712,884	—	—	712,884
Short-term fixed income securities:
Corporate bonds and commercial paper	1,531,568	5,586	(822)	1,536,332
Asset-backed securities	42,831	28	(8)	42,851
Municipal securities	169,711	345	(11)	170,045
U.S. agency securities	355,811	608	(83)	356,336
U.S. Treasury securities	358,063	404	(95)	358,372
Total short-term investments	2,457,984	6,971	(1,019)	2,463,936
Total cash, cash equivalents and short-term investments	$3,170,868	$6,971	$(1,019)	$3,176,820

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of February 27, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$370,130	$(762)	$291,890	$(443)
Municipal securities	17,313	(11)	21,759	(12)
U.S. Treasury and agency securities	185,524	(173)	43,507	(64)
Asset-backed securities	12,550	(8)	—	—
Total	$585,517	$(954)	$357,156	$(519)

There were 287 securities and 213 securities in an unrealized loss position for less than twelve months at February 27, 2015 and at November 28, 2014, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of February 27, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$6,890	$(60)	$8,636	$(66)
U.S. Treasury and agency securities	648	(5)	5,884	(28)
Total	$7,538	$(65)	$14,520	$(94)
As of February 27, 2015, there were five securities in an unrealized loss position for more than twelve months. As of November 28, 2014, there were eight securities in an unrealized loss position for more than twelve months.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of February 27, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$604,410	$605,226
Due between one and two years	915,217	917,464
Due between two and three years	705,725	707,533
Due after three years	232,632	233,713
Total	$2,457,984	$2,463,936
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the three months ended February 27, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended February 27, 2015.
The fair value of our financial assets and liabilities at February 27, 2015 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$507,132	$507,132	$—	$—
Time deposits	9,588	9,588	—	—
Short-term investments:
Corporate bonds and commercial paper	1,536,332	—	1,536,332	—
Asset-backed securities	42,851	—	42,851	—
Municipal securities	170,045	—	170,045	—
U.S. agency securities	356,336	—	356,336	—
U.S. Treasury securities	358,372	—	358,372	—
Prepaid expenses and other current assets:
Foreign currency derivatives	30,418	—	30,418	—
Other assets:
Deferred compensation plan assets	29,840	558	29,282	—
Interest rate swap derivatives	15,244	—	15,244	—
Total assets	$3,056,158	$517,278	$2,538,880	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,118	$—	$2,118	$—
Total liabilities	$2,118	$—	$2,118	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 28, 2014 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$705,978	$705,978	$—	$—
Time deposits	63,139	63,139	—	—
Short-term investments:
Corporate bonds and commercial paper	1,519,376	—	1,519,376	—
Foreign government securities	4,511	—	4,511	—
Marketable equity securities	491	491	—	—
Municipal securities	175,201	—	175,201	—
U.S. agency securities	498,385	—	498,385	—
U.S. Treasury securities	424,127	—	424,127	—
Prepaid expenses and other current assets:
Foreign currency derivatives	32,991	—	32,991	—
Other assets:
Deferred compensation plan assets	25,745	549	25,196	—
Interest rate swap derivatives	14,268	—	14,268	—
Total assets	$3,464,212	$770,157	$2,694,055	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$663	$—	$663	$—
Total liabilities	$663	$—	$663	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended February 27, 2015 and February 28, 2014, we determined there were no other-than-temporary impairments on our cost method investments.
As of February 27, 2015, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, LIBOR rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $2.0 billion as of February 27, 2015, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
NOTE 5.  DERIVATIVES
Hedge accounting and hedging programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively as well as retrospectively, and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Condensed Consolidated Statements of Income. The time value of purchased contracts is recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.

The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance which are largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. In addition, the Company enters into master netting arrangements which have the ability to further limit credit related losses with the same counterparty by permitting net settlement of transactions. Our hedging policy also establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging - Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheet with changes in the fair value recorded to interest and other income (expense), net in our Condensed Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Cash Flow Hedging—Hedges of Forecasted Foreign Currency Revenue and Interest Rate Risk

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We recognize these contracts as derivative instruments and they are classified as either assets or liabilities on the Condensed Consolidated Balance Sheets and measured on a recurring basis at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the contract and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair market value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
In December 2014, in anticipation of issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600.0 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1.0 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss is recorded in the stockholders’ equity section in our Condensed Consolidated Balance Sheets in accumulated other comprehensive income and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 13 for further details regarding our debt.

Fair Value Hedging - Hedges of Interest Rate Risk

During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedges related to our $900.0 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900.0 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 13 for further details regarding our debt.

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Condensed Consolidated Statement of Income. The fair value of the interest rate swaps is reflected as either assets or liabilities in our Condensed Consolidated Balance Sheets.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of February 27, 2015 and November 28, 2014 were as follows (in thousands):

	2015		2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$29,546	$—	$31,275	$—
Interest rate swap (2)	15,244	—	14,268	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	872	2,118	1,716	663
Total derivatives	$45,662	$2,118	$47,259	$663
_________________________________________

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)	Included in other assets or other liabilities on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three months ended February 27, 2015 and February 28, 2014 were as follows (in thousands):

	2015		2014
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$22,239	$—	$(29)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$23,712	$—	$2,798	$—
Net gain (loss) recognized in income(3)	$(2,935)	$—	$(3,543)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,070	$—	$1,235
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of February 27, 2015 and November 28, 2014 was $5.396 billion and $4.722 billion, respectively. The increase was due to our acquisition of Fotolia and offset by foreign currency translation adjustments.
Purchased and other intangible assets subject to amortization as of February 27, 2015 and November 28, 2014 were as follows (in thousands):

	2015			2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$409,114	$(279,237)	$129,877	$405,208	$(264,697)	$140,511
Customer contracts and relationships	$513,836	$(153,062)	$360,774	$376,994	$(143,330)	$233,664
Trademarks	90,067	(38,637)	51,430	67,268	(36,516)	30,752
Acquired rights to use technology	149,825	(91,573)	58,252	148,836	(86,258)	62,578
Localization	614	(197)	417	549	(382)	167
Other intangibles	30,535	(1,968)	28,567	3,163	(1,173)	1,990
Total other intangible assets	$784,877	$(285,437)	$499,440	$596,810	$(267,659)	$329,151
Purchased and other intangible assets, net	$1,193,991	$(564,674)	$629,317	$1,002,018	$(532,356)	$469,662

Amortization expense related to purchased and other intangible assets was $39.5 million and $38.4 million for the three months ended February 27, 2015 and February 28, 2014, respectively. Of these amounts, $24.9 million were included in cost of sales for both the three months ended February 27, 2015 and February 28, 2014.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of February 27, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2015	$48,034	$85,315
2016	28,789	107,765
2017	21,384	98,011
2018	14,345	87,345
2019	7,364	60,515
Thereafter	9,961	60,489
Total expected amortization expense	$129,877	$499,440
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of February 27, 2015 and November 28, 2014 consisted of the following (in thousands):

	2015	2014
Accrued compensation and benefits	$221,137	$320,679
Sales and marketing allowances	64,348	75,627
Accrued corporate marketing	30,061	28,369
Taxes payable	22,157	24,658
Royalties payable	15,094	15,073
Accrued interest expense	8,163	22,621
Other	203,251	196,839
Accrued expenses	$564,211	$683,866

Other primarily includes general corporate accruals for technical support and local and regional expenses, including our accrual for a loss contingency. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 12 for further information regarding the loss contingency.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended February 27, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	13,564	17,948
Awarded	2,915	4,413
Released	(5,226)	(7,502)
Forfeited	(251)	(1,295)
Ending outstanding balance	11,002	13,564

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at February 27, 2015 and February 28, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Restricted stock units outstanding	11,002	1.39	$870.2
Restricted stock units vested and expected to vest	9,557	1.33	$746.7
2014
Restricted stock units outstanding	15,044	1.45	$1,032.5
Restricted stock units vested and expected to vest	13,177	1.39	$899.0
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of February 27, 2015 and February 28, 2014 were $79.10 and $68.63, respectively.

Summary of Performance Shares
On January 26, 2015, our Executive Compensation Committee approved the 2015 Performance Share Program, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Under our 2015 Performance Share Program (“2015 Program”), shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. The purpose of the 2015 Program is to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of the grant date on January 24, 2018. Participants in the 2015 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of February 27, 2015, the shares awarded under our 2013, 2014, and 2015 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2013, 2014, and 2015 Performance Share Programs for the three months ended February 27, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015		2014
	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,517	3,034	854	1,707
Awarded	671	1,342	709	1,417
Forfeited	(37)	(74)	(46)	(90)
Ending outstanding balance	2,151	4,302	1,517	3,034
The following table sets forth the summary of performance share activity under our performance share programs prior to fiscal 2013, based upon share awards actually achieved, for the three months ended February 27, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015	2014
Beginning outstanding balance	354	861
Released	(354)	(486)
Forfeited	—	(21)
Ending outstanding balance	—	354

Information regarding performance shares outstanding at February 28, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
Performance shares outstanding	365	0.90	$25.1
Performance shares vested and expected to vest	336	0.90	$22.9
_________________________________________

(*)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of February 28, 2014 was $68.63.
Summary of Stock Options
There were no option grants during the three months ended February 27, 2015 and the three months ended February 28, 2014. Option activity for the three months ended February 27, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	3,173	7,359
Exercised	(701)	(4,055)
Cancelled	(17)	(153)
Increase due to acquisition	—	22
Ending outstanding balance	2,455	3,173

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding stock options outstanding at February 27, 2015 and February 28, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Options outstanding	2,455	$28.87	3.03	$123.3
Options vested and expected to vest	2,443	$28.95	3.01	$122.5
Options exercisable	2,301	$29.90	2.78	$113.2
2014
Options outstanding	5,807	$29.46	3.21	$227.5
Options vested and expected to vest	5,730	$29.57	3.18	$223.8
Options exercisable	4,681	$30.64	2.73	$177.9
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of February 27, 2015 and February 28, 2014 were $79.10 and $68.63, respectively.

Summary of Employee Stock Purchase Plan Shares
The expected life of the employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended February 27, 2015 and February 28, 2014 were as follows:

Three Months
	2015	2014
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 30%	27% - 28%
Risk free interest rate	0.12% - 0.67%	0.09% - 0.39%

Employees purchased 0.7 million shares at an average price of $50.31 and 1.2 million shares at an average price of $27.84 for the three months ended February 27, 2015 and February 28, 2014, respectively. The intrinsic value of shares purchased during the three months ended February 27, 2015 and February 28, 2014 was $16.0 million and $39.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of February 27, 2015, there was $552.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended February 27, 2015 and February 28, 2014 were as follows (in thousands):

	2015		2014
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$441	$1,529	$461	$1,369
Cost of revenue—services and support	1,216	1,857	731	1,538
Research and development	4,056	26,705	4,257	26,557
Sales and marketing	4,598	27,285	4,763	25,731
General and administrative	1,463	16,761	1,786	15,595
Total	$11,774	$74,137	$11,998	$70,790
NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2014 Restructuring Plan
In the fourth quarter of fiscal 2014, in order to better align our global resources for Digital Media and Digital Marketing, we initiated a restructuring plan to vacate our Research and Development facility in China and our Sales and Marketing facility in Russia. This plan consisted of reductions of approximately 350 full-time positions and we recorded restructuring charges of approximately $19.2 million through the first quarter of fiscal 2015 related to ongoing termination benefits for the positions eliminated. The amount accrued for the fair value of future contractual obligations under these operating leases was insignificant. During the first quarter of fiscal 2015 we vacated both of these facilities and as of February 27, 2015 we consider the Fiscal 2014 Restructuring Plan to be substantially complete.
Other Restructuring Plans
During the past several years, we have implemented Other Restructuring Plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of February 27, 2015, we considered our Other Restructuring Plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the three months ended February 27, 2015 (in thousands):

	November 28, 2014	Costs Incurred	Cash Payments	Other Adjustments	February 27, 2015
Fiscal 2014 Restructuring Plan:
Termination benefits	$14,461	$420	$(15,731)	$994	$144
Cost of closing redundant facilities	472	—	(227)	133	378
Other Restructuring Plans:
Termination benefits	537	—	(4)	(54)	479
Cost of closing redundant facilities	6,844	—	(332)	(438)	6,074
Total restructuring plans	$22,314	$420	$(16,294)	$635	$7,075
Accrued restructuring charges of $7.1 million as of February 27, 2015 includes $2.6 million recorded in accrued restructuring, current and $4.5 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2015 and facilities-related liabilities under contract through fiscal 2021 of which approximately 41% will be paid through fiscal 2016.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended February 27, 2015 were as follows (in thousands):

Balance as of November 28, 2014	$6,924,294
Net income	84,888
Re-issuance of treasury stock	(252,379)
Balance as of February 27, 2015	$6,756,803
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of February 27, 2015 were as follows (in thousands):

	November 28, 2014	Increase / Decrease	Reclassification Adjustments		February 27, 2015
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$8,237	$(370)	$(967)		$6,900
Unrealized losses on available-for-sale securities	(609)	(447)	40		(1,016)
Total net unrealized gains on available-for-sale securities	7,628	(817)	(927)	(1)	5,884
Net unrealized gains / losses on derivative instruments designated as hedging instruments	28,655	12,296	(23,712)	(2)	17,239
Cumulative foreign currency translation adjustments	(44,377)	(82,556)	—		(126,933)
Total accumulated other comprehensive income (loss), net of taxes	$(8,094)	$(71,077)	$(24,639)		$(103,810)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income (loss) for the three months ended February 27, 2015 and February 28, 2014 (in thousands):

	Three Months
	2015	2014
Available-for-sale securities:
Unrealized gains / losses	$(107)	$(20)
Reclassification adjustments	—	(1)
Subtotal available-for-sale securities	(107)	(21)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments*	6,147	—
Reclassification adjustments*	(53)	—
Subtotal derivatives designated as hedging instruments	6,094	—
Foreign currency translation adjustments	(2,095)	1
Total taxes, other comprehensive income (loss)	$3,892	$(20)
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. During the three months ended February 27, 2015 and February 28, 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $200.0 million in each period. Upon completion of the agreement entered into during the three months ended February 27, 2015, there was no remaining balance under the previous $2.0 billion authority granted by the Board of Directors in April 2012. In the first quarter of fiscal 2015, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.
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
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 27, 2015, we repurchased approximately 2.4 million shares at an average price of $72.39 through structured repurchase agreements entered into during fiscal 2014 and the three months ended February 27, 2015. During the three months ended February 28, 2014, we repurchased approximately 4.5 million shares at an average price of $58.27 through structured repurchase agreements entered into during fiscal 2013 and the three months ended February 28, 2014.
For the three months ended February 27, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by February 27, 2015 were excluded from the computation of earnings per share. As of February 27, 2015, $66.7 million of prepayment remained under this agreement.
Subsequent to February 27, 2015, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $1.8 billion remains under our current authority.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended February 27, 2015 and February 28, 2014 (in thousands, except per share data):

	Three Months
	2015	2014
Net income	$84,888	$47,046
Shares used to compute basic net income per share	498,754	496,948
Dilutive potential common shares:
Unvested restricted stock and performance share awards	7,479	8,897
Stock options	1,293	2,495
Shares used to compute diluted net income per share	507,526	508,340
Basic net income per share	$0.17	$0.09
Diluted net income per share	$0.17	$0.09
For the three months ended February 27, 2015 and February 28, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $73.38 and $60.85, respectively, that would have been anti-dilutive.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the land and the East and West Tower buildings, and lease the Almaden Tower building.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of February 27, 2015, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of February 27, 2015, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.

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
Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities. Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the first quarter of fiscal 2015, the parties reached another agreement to settle the litigation. On March 2015, the court granted preliminary approval of the settlement. The hearing for final approval is set for July 2015. We accrued a loss contingency of $10.0 million associated with this matter during the first quarter of fiscal 2014. If the settlement is approved, we expect to incur no additional losses associated with this matter.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
NOTE 13.  DEBT
Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 and 2020 Notes using the effective interest method. The 2015 and 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010. During the three months ended February 27, 2015, we made semi-annual interest payments on our 2015 and 2020 Notes totaling $31.1 million.
In June 2014, we entered into interest rate swaps with a total notional amount $900.0 million designated as a fair value hedge related to our 2020 Notes. The effect of such interest rate swaps is to effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR floating interest plus a spread of a fixed number of basis points on the $900.0 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.

In January 2015, we issued $1.0 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. In addition, we incurred issuance cost of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2025 Notes using the effective interest method. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.67% for the 2025 Notes. Interest is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2015. A portion of the proceeds from this offering was used to repay $600.0 million in aggregate principal amount of the 2015 Notes plus accrued and unpaid interest due February 1, 2015. The remaining proceeds will be used for general corporate purposes.

In December 2014, in anticipation of issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600.0 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. See Note 5 for further details regarding our interest rate lock agreement.

As of February 27, 2015, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.9 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $2.0 billion as of February 27, 2015. The total fair value of $2.0 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of February 27, 2015, we were in compliance with all of the covenants.
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
As of February 27, 2015, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three months ended February 27, 2015 and February 28, 2014 included the following (in thousands):

	Three Months
	2015	2014
Interest and other income (expense), net:
Interest income	$6,288	$5,134
Foreign exchange gains (losses)	(4,247)	(2,803)
Realized gains on fixed income investment	967	670
Realized losses on fixed income investment	(40)	(33)
Other	370	177
Interest and other income (expense), net	$3,338	$3,145
Interest expense	$(14,545)	$(16,590)
Investment gains (losses), net:
Realized investment gains	$1,695	$550
Unrealized investment gains	—	95
Realized investment losses	—	(1,054)
Unrealized investment losses	(265)	—
Investment gains (losses), net	$1,430	$(409)
Non-operating income (expense), net	$(9,777)	$(13,854)

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
We have the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, small and medium businesses and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate and distribute documents.

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

Our segment results for the three months ended February 27, 2015 and February 28, 2014 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended February 27, 2015
Revenue	$702,773	$357,167	$49,241	$1,109,181
Cost of revenue	44,345	120,375	2,078	166,798
Gross profit	$658,428	$236,792	$47,163	$942,383
Gross profit as a percentage of revenue	94%	66%	96%	85%
Three months ended February 28, 2014
Revenue	$641,103	$314,431	$44,586	$1,000,120
Cost of revenue	38,087	108,017	2,405	148,509
Gross profit	$603,016	$206,414	$42,181	$851,611
Gross profit as a percentage of revenue	94%	66%	95%	85%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, revenue growth, customer acquisition, the amount of recurring revenue and revenue growth, each of which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“the SEC”), including our Annual Report on Form 10-K for fiscal 2014. When used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000 and our website is www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Quarterly Report on Form 10-Q.
OPERATIONS OVERVIEW

For our first quarter of fiscal 2015, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, social and community-based features with our Behance service, app creation capabilities and lower entry point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. This model drives our revenue to be more recurring and predictable as revenue is recognized ratably.

We are also a market leader with our Document Services offerings built around our Acrobat family of products , the Adobe Reader and a set of integrated cloud-based document services. Adobe Acrobat provides for the reliable creation and exchange of electronic documents, regardless of platform or application source type. In March 2015, we announced the next generation of this offering called Adobe Document Cloud, which we believe will enhance the way people manage critical documents at home, in the office and across devices. Adobe Document Cloud, scheduled to be available in the second quarter of fiscal 2015, includes an all-new Adobe Acrobat DC, a set of integrated services which will enable users to create, review, approve, sign and track documents whether on a desktop or mobile device. Acrobat DC, with a touch-enabled user interface, will be licensed both via subscription and perpetual pricing.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for the first quarter of fiscal 2015.

We are using certain performance metrics to assess the health and trajectory of our overall Digital Media segment. These metrics include the total number of current paid subscriptions and Annualized Recurring Revenue (“ARR”). ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We plan to adjust our reported ARR on an annual basis to reflect any material exchange rates changes. We calculate ARR as follows:

Creative ARR	(# of Creative Cloud Subscriptions) x (Average Revenue Per Subscription Per Month) x 12 + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Services ARR	Annual Acrobat ETLA Contract Value + Annual Value of Acrobat Cloud, Subscriptions and EchoSign Services
Digital Media ARR	Creative ARR + Document Services ARR
We exited the first quarter of fiscal 2015 with 3.971 million paid Creative Cloud subscriptions, up 15% from 3.454 million at the end of fiscal 2014. In addition, net new subscriptions added in Q1 fiscal 2015 grew 28% year-over-year when compared to net new subscriptions added in Q1 fiscal 2014. Total Creative ARR exiting the first quarter of fiscal 2015 was $1.79 billion, up from $1.61 billion at the end of fiscal 2014. Our Digital Media segment also includes our Document Services products and solutions, including Acrobat, Acrobat cloud services and EchoSign e-signing solution. In the first quarter of fiscal 2015, we drove adoption of subscription-based services including our Acrobat cloud services which helped grow Document Services ARR to $297 million exiting the first quarter fiscal 2015, up from $265 million at the end of fiscal 2014.

Total Digital Media ARR, which we define as the sum of Creative ARR and Document Services ARR, grew to $2.09 billion at the end of the first quarter of fiscal 2015, up from $1.88 billion at the end of fiscal 2014, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in the first quarter of fiscal 2015 are based on currency rates set at the start of fiscal 2015 and held constant throughout the year.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud now includes eight solutions which address the expanding needs of marketers, the newest of which are Adobe Primetime

—a multiscreen TV platform that helps broadcasters, cable networks and service providers create and monetize engaging and personalized TV and film experiences; and Adobe Audience Manager—a data management platform that helps marketers build unique audience profiles so they can identify their most valuable segments and use them across digital channels.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended February 27, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2014.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is expected to become effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 27, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the First Quarter of Fiscal 2015

•
During the three months ended February 27, 2015, our subscription revenue as a percentage of total revenue increased to 64% compared to 42% in the year-ago period as we transitioned more of our business to a subscription-based model.

•	We exited the first quarter of fiscal 2015 with 3.971 million paid Creative Cloud subscriptions, up 15% from 3.454 million at the end of fiscal 2014.

•
Total Digital Media ARR of approximately $2.09 billion as of February 27, 2015 increased by $214 million, or 11%, from $1.88 billion as of November 28, 2014. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions.

•
Adobe Marketing Cloud revenue of $311.5 million during the three months ended February 27, 2015 increased by $44.5 million, or 17% compared with the year-ago period. The increase was primarily due to continued adoption of our AEM offering and increases in Adobe Analytics revenue.

•	Our total deferred revenue of $1.18 billion as of February 27, 2015 increased by $27.9 million, or 2%, from $1.16 billion as of November 28, 2014.

•
Cost of revenue of $166.8 million during the three months ended February 27, 2015 increased by $18.3 million, or 12% compared with the year-ago period, primarily due to increased hosting and server costs associated with our subscription and SaaS offerings, royalty costs and costs associated with compensation and related benefits driven by additional headcount.

•	Operating expenses of $769.4 million during the three months ended February 27, 2015 remained relatively stable compared with the year-ago period.

•	Net income of $84.8 million during the three months ended February 27, 2015 increased by $37.8 million, or 80% compared with the year-ago period primarily due to revenue increases.

•
Net cash flow from operations of $183.0 million during the three months ended February 27, 2015 decreased by $68.7 million, or 27%, compared to the three months ended February 28, 2014 primarily due to greater decreases in accrued expenses coupled with lower increases in deferred revenue compared with the year ago period. These decreases were partially offset by higher net income compared with the year-ago period.

Revenue for the Three Months Ended February 27, 2015 and February 28, 2014 (dollars in millions)

	Three Months
	2015	2014	% Change
Subscription	$713.4	$423.6	68%
Percentage of total revenue	64%	42%
Product	290.8	471.5	(38)%
Percentage of total revenue	26%	47%
Services and support	105.0	105.1	—%
Percentage of total revenue	9%	11%
Total revenue	$1,109.2	$1,000.1	11%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models. We also expect this to continue to increase the amount of our recurring revenue.
As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three months ended February 27, 2015 and February 28, 2014 are as follows (dollars in millions):

	Three Months
	2015	2014	% Change
Digital Media	$483.8	$238.0	103%
Digital Marketing	224.9	183.8	22%
Print and Publishing	4.7	1.8	*
Total subscription revenue	$713.4	$423.6	68%
_________________________________________

(*)	Percentage is not meaningful.

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

Segment Information (dollars in millions)

	Three Months
	2015	2014	% Change
Digital Media	$702.8	$641.1	10%
Percentage of total revenue	63%	64%
Digital Marketing	357.2	314.4	14%
Percentage of total revenue	32%	31%
Print and Publishing	49.2	44.6	10%
Percentage of total revenue	4%	5%
Total revenue	$1,109.2	$1,000.1	11%

Digital Media

Revenue from Digital Media increased $61.7 million during the three months ended February 27, 2015, as compared to the three months ended February 28, 2014 primarily driven by increases in revenue associated with our Creative Cloud while Document Services revenue remained relatively stable. The increases associated with our creative products were offset in part by declines in revenue associated with distribution of third party software downloads. Document Services revenue, which includes our Acrobat product family, remained stable during the three months ended February 27, 2015 as compared to the year ago period, as increases in revenue associated with Acrobat subscription and ETLA offerings were offset by decreases in revenue associated with our Acrobat perpetual license offerings.

Digital Marketing

Revenue from Digital Marketing increased $42.7 million during the three months ended February 27, 2015, as compared to the three months ended February 28, 2014 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 17% during the three months ended February 27, 2015, as compared to the year-ago period. Contributing to this increase was the continued adoption of our AEM term-based offering and increases in Adobe Analytics revenue.
Print and Publishing

Revenue from Print and Publishing increased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to increases in legacy product revenue.
Geographical Information (dollars in millions)

	Three Months
	2015	2014	% Change
Americas	$644.6	$536.6	20%
Percentage of total revenue	58%	54%
EMEA	307.1	299.8	2%
Percentage of total revenue	28%	29%
APAC	157.5	163.7	(4)%
Percentage of total revenue	14%	16%
Total revenue	$1,109.2	$1,000.1	11%

Overall revenue during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 increased in the Americas and EMEA while overall revenue in APAC slightly declined. Revenue in the Americas increased across all reportable segments during the three months ended February 27, 2015 as compared to the year-ago period. Revenue in EMEA increased during the three months ended February 27, 2015 as compared to the year-ago period due to increases in Digital Media and Print and Publishing revenue, offset by slight declines in Digital Marketing revenue. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC slightly declined during the three months ended February 27, 2015 as compared to the year-ago period due to decreases in Digital Media partially offset by increases in Digital Marketing and Print and Publishing revenue. The decline in Digital Media revenue was primarily due to expected decreases in perpetual license revenue and was partially offset by increases in subscription revenue during the three months ended February 27, 2015 as compared to the year-ago period.

Included in the overall increase in revenue for the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 were impacts associated with foreign currency as shown below.

(in millions)	2015
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(13.9)
British Pound	(1.4)
Other currencies	(2)
Total EMEA	(17.3)
Japanese Yen	(6.2)
Other currencies	(2.4)
Total revenue impact	(25.9)
Hedging impact:
Euro	12.1
British Pound	3.2
Japanese Yen	8.4
Total hedging impact	23.7
Total impact	$(2.2)
During the three months ended February 27, 2015, the U.S. Dollar strengthened against the Euro, British Pound, Japanese Yen and other Asian currencies causing revenue in EMEA and APAC measured in U.S. Dollar equivalents to decrease as compared to the three months ended February 28, 2014. These decreases were offset by hedging gains from our Euro, British Pound and Japanese Yen hedging programs during the three months ended February 27, 2015.
Cost of Revenue for the Three Months Ended February 27, 2015 and February 28, 2014 (dollars in millions)

	Three Months
	2015	2014	% Change
Subscription	$95.5	$76.7	25%
Percentage of total revenue	9%	8%
Product	19.7	27.5	(28)%
Percentage of total revenue	2%	3%
Services and support	51.6	44.3	16%
Percentage of total revenue	5%	4%
Total cost of revenue	$166.8	$148.5	12%
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

Cost of subscription revenue increased due to the following:

% Change 2015-2014 QTD
Data center cost	5%
Compensation cost and related benefits associated with headcount	5
Depreciation expense	4
Royalty cost	5
Amortization of purchased intangibles	2
Various individually insignificant items	4
Total change	25%

Data center costs increased during the three months ended February 27, 2015 as compared to the year-ago period primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Depreciation expense increased as compared to the year-ago period primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business. Royalty costs increased compared to the year-ago period primarily due to increases in subscriptions and downloads of our SaaS offerings, and royalty payments related to our stock photography offering from the acquisition of Fotolia in the first quarter of fiscal 2015.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

% Change 2015-2014 QTD
Excess and obsolete inventory	(12)%
Royalty cost	(9)
Cost of sales	(3)
Various individually insignificant items	(4)
Total change	(28)%
Cost of product revenue decreased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to decreases in excess and obsolete inventory, royalty costs, and cost of sales. Excess and obsolete inventory decreased as compared to the year-ago period primarily due to expected returns for CS6 shrink boxes and point-of-sale activation keycards as we had discontinued the general availability of these products on a perpetual licensing basis in the first quarter of fiscal 2014. Royalty costs and cost of sales decreased as compared to the year-ago period primarily due to the decreases in revenue from our perpetual offerings.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to increases in compensation and related benefits driven by additional headcount.

Operating Expenses for the Three Months Ended February 27, 2015 and February 28, 2014 (dollars in millions)

	Three Months
	2015	2014	% Change
Research and development	$215.5	$209.5	3%
Percentage of total revenue	19%	21%
Sales and marketing	392.7	410.1	(4)%
Percentage of total revenue	35%	41%
General and administrative	145.1	139.0	4%
Percentage of total revenue	13%	14%
Restructuring and other charges	1.8	0.7	**
Percentage of total revenue	*	*
Amortization of purchased intangibles	14.3	13.6	5%
Percentage of total revenue	1%	1%
Total operating expenses	$769.4	$772.9	**
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2015 that did not occur during the first quarter of fiscal 2014.

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
Sales and marketing expenses decreased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 due to the following:

% Change 2015-2014 QTD
Compensation associated with cash incentives	(5)%
Compensation and related benefits associated with headcount	2
Various individually insignificant items	(1)
Total change	(4)%

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

General and administrative expenses increased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 due to the following:

% Change 2015-2014 QTD
Compensation associated with cash incentives	(4)%
Compensation and related benefits associated with headcount	1
Charitable contributions	12
Loss contingency	(7)
Various individually insignificant items	2
Total change	4%
The increase in charitable contributions during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 is primarily due to the timing of planned contributions to the Adobe Foundation.
The decrease in loss contingency during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 is primarily due to the loss incurred in the year-ago period that did not recur. See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the loss contingency.
Restructuring and Other Charges
Charges and credits related to our restructuring plans for the three months ended February 27, 2015 and February 28, 2014 were immaterial.
Amortization of Purchased Intangibles
Amortization expense increased 5% during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014. The increase is primarily due to amortization expense associated with intangible assets purchased through our acquisition of Fotolia in the first quarter of fiscal 2015.
Non-Operating Income (Expense), Net for the Three Months Ended February 27, 2015 and February 28, 2014 (dollars in millions)

	Three Months
	2015	2014	% Change
Interest and other income (expense), net	$3.3	$3.1	6%
Percentage of total revenue	*	*
Interest expense	(14.5)	(16.6)	(13)%
Percentage of total revenue	(1)%	(2)%
Investment gains (losses), net	1.4	(0.4)	**
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(9.8)	$(13.9)	(29)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net increased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to increased interest income on fixed income investments due to higher average invested balances and interest rates, partially offset by increased foreign currency losses.

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
Interest expense decreased during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 due to the favorable impact of the interest rate swaps. Interest payments on our 2025 Notes will commence on August 1, 2015. See Notes 5 and 13 of our Notes to Condensed Consolidated Financial Statements for further details regarding our senior notes and interest rate swaps.
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
Total investment gains (losses), net increased to net gains during the three months ended February 27, 2015 as compared to the three months ended February 28, 2014 primarily due to an increase in net realized gains from the sale of our direct investments in privately-held companies and marketable equity securities.
Provision for Income Taxes for the Three Months Ended February 27, 2015 and February 28, 2014 (dollars in millions)

	Three Months
	2015	2014	% Change
Provision	$78.4	$17.8	340%
Percentage of total revenue	7%	2%
Effective tax rate	48%	28%

Our effective tax rate increased by twenty percentage points for the three months ended February 27, 2015 as compared to the three months ended February 28, 2014. The increase was primarily due to the one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies. The increase was partially offset by tax benefits related to the reinstatement of the U.S. Research and Development credit in December 2014. The reinstatement of the credit was retroactive to January 1, 2014. A tax benefit for the credit relating to fiscal 2014 was reflected in its entirety in the first quarter of fiscal 2015.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at February 27, 2015 was $259.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at February 27, 2015 were recognized in the future, $213.8 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $45.7 million federal benefit related to deducting certain payments on future state tax returns.
As of February 27, 2015, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $23.6 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	February 27, 2015	November 28, 2014
Cash and cash equivalents	$712.9	$1,117.4
Short-term investments	$2,463.9	$2,622.1
Working capital	$2,184.0	$2,107.9
Stockholders’ equity	$6,589.0	$6,775.9
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	February 27, 2015	February 28, 2014
Net cash provided by operating activities	$183.0	$251.7
Net cash used for investing activities	(698.4)	(94.4)
Net cash provided by (used for) financing activities	119.3	(258.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(8.4)	0.3
Net decrease in cash and cash equivalents	$(404.5)	$(100.6)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $183.0 million for the three months ended February 27, 2015 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables, and increases in income taxes payable and deferred revenue. Trade receivables declined primarily due to improved collections as we were able to collect a substantial portion of our revenues earned during the three months ended February 27, 2015 within the same quarter. The increase in deferred revenue is primarily due to increased subscriptions for our individual and team Creative Cloud offerings, and increases in Digital Marketing and Digital Publishing hosted services. Additionally, the increase in income taxes payable is primarily due to the increase in our tax provision during the three months ended February 27, 2015.

The primary working capital uses of cash were decreases in accrued expenses and increases in prepaid expenses and other current assets. Accrued expenses decreased primarily due to payment of fiscal 2014 bonuses, commissions, and other incentive plans in the first quarter of fiscal 2015. We also made our semi-annual interest payments associated with our senior notes during the first quarter of fiscal 2015. These reductions were partially offset by additional accruals made during the period. Prepaid expenses and other current assets increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expense, which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Also contributing to the increase in prepaid expenses and other current assets were payments for our annual customer and partner events expenses which are scheduled to occur later in the fiscal year, and payments of annual maintenance agreements and annual insurance contracts which are billed on a calender year basis and paid in beginning of the fiscal year.
Cash Flows from Investing Activities
Net cash used for investing activities of $698.4 million for the three months ended February 27, 2015 was primarily due to our acquisition of Fotolia. Other uses of cash during the three months ended February 27, 2015 represented purchases of short-term investments, property and equipment, and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments. See Note 2 of our Condensed Consolidated Financial Statements for more detailed information regarding our acquisition of Fotolia.

Cash Flows from Financing Activities
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method.

We used $600 million of the proceeds from the 2025 Notes offering to repay the outstanding balance plus accrued and unpaid interest of the $600.0 million 3.25% senior notes due February 1, 2015 (“2015 Notes”). The remaining proceeds will be used for general corporate purposes. See Note 13 of our Condensed Consolidated Financial Statements for more detailed information.

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during the three months ended February 27, 2015 include the purchases and issuances of treasury stock. Payments for our treasury stock repurchases and costs associated with the issuance of treasury stock were offset in part by proceeds from issuance of treasury stock during the three months ended February 27, 2015. See the section titled “Stock Repurchase Program” discussed below.
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
As of February 27, 2015, we have accrued total restructuring charges of $7.1 million. Of this amount, $6.5 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 41% will be paid through fiscal 2016.
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
As of February 27, 2015, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” ) and $1.0 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”).
On March 2, 2012, we entered into a five-year $1.0 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of February 27, 2015, there were no outstanding borrowings under this Credit Agreement and the entire $1.0 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 53% of our consolidated invested balances during the first quarter of fiscal 2015. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, money market mutual funds, municipal securities, asset-backed securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties.
During the three months ended February 27, 2015 and February 28, 2014, we entered into structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments of $200.0 million in each period. Upon completion of the agreement entered into during the three months ended February 27, 2015, there was no remaining balance under the previous $2.0 billion authority granted by the Board of Directors in April 2012. In the first quarter of fiscal 2015, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.
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
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 27, 2015, we repurchased approximately 2.4 million shares at an average price of $72.39 through structured repurchase agreements entered into during fiscal 2014 and the three months ended February 27, 2015. During the three months ended February 28, 2014, we repurchased approximately 4.5 million shares at an average price of $58.27 through structured repurchase agreements entered into during 2013 and the three months ended February 28, 2014.
For the three months ended February 27, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by February 27, 2015 were excluded from the computation of earnings per share. As of February 27, 2015, $66.7 million of prepayments remained under the agreement.
Subsequent to February 27, 2015, as part of our $2.0 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $1.8 billion remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended February 27, 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014. Our principal commitments as of February 27, 2015 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the three months ended February 27, 2015. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
In January 2015, we issued the 2025 Notes and settled the 2015 Notes. The following table updates our senior notes obligations as of February 27, 2015 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$2,439.2	$75.7	$150.5	$1,050.5	$1,162.5
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At February 27, 2015, our maximum commitment for interest payments was $539.2 million for the remaining duration of our senior notes.

In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of February 27, 2015, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Royalties
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended February 27, 2015, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of February 27, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended February 27, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems (that don’t support our solutions) achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 28, 2014.
If we fail to successfully manage transitions to new business models and markets, our results of operations could suffer.
We often release new offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability that address customer requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these threats, our business could be harmed.
From time to time we open-source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis, or release selected technology for industry standardization. Additionally, customer requirements for open standards or open-source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services, or if there is a delay in market acceptance of such products or services, our business could be harmed.
We also devote significant resources to the development of technologies and service offerings in markets where our operating history is less extensive, such as the marketplace for stock imagery. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.
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
A financial institution credit crisis could impair credit availability and financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.
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
If we fail to process transactions effectively our revenue and earnings may be harmed.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model or unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
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

We face various risks associated with our operating as a multi-national corporation.
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
We have issued $1.9 billion of notes in a debt offering and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $1.9 billion in senior unsecured notes outstanding. We also have a $1.0 billion revolving credit facility, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

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
Our cash equivalent and short-term investment portfolio as of February 27, 2015 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of February 27, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended February 27, 2015. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority (1)				$240,309
November 29—December 26, 2014
Shares repurchased	557	$72.38	557	$(40,309)
December 27, 2014—January 23, 2015
Shares repurchased	918	$72.60	918	$(66,667)	(2)
January 24—February 27, 2015
Shares repurchased	924	$72.18	924	$(66,665)	(2)
Additional repurchase authority granted(3)				$2,000,000
Total	2,399		2,399	$2,066,668
_________________________________________

(1)
In April 2012, the Board of Directors granted authority to repurchase up to $2.0 billion in common stock through the the end of fiscal 2015. As of February 27, 2015, we have exhausted our $2.0 billion authority granted by our Board of Directors in fiscal 2012.

(2)
In December 2014, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of February 27, 2015, $66.7 million of the prepayment remained under this agreement.

(3)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program. As of February 27, 2015, we have not entered into any stock repurchase agreements under the new authority.

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

Date: March 25, 2015

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
EchoSign
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	8-K	4/26/11	10.1	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/14	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	1/29/10	10.1	000-15175

10.4F	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4G	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4H	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4I	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4J	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4K	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4M	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4O	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/2015	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2015 Performance Share Program	8-K	1/28/2015	10.3	000-15175

10.4Q	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4R	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4S	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Allaire Corp. 1997 Stock Incentive Plan*	S-8	3/27/01	4.06	333-57708

10.7	Allaire Corporation 1998 Stock Incentive Plan, as amended*	S-8	3/27/01	4.07	333-57708

10.8	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08	333-57708

10.9	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09	333-92233

10.10	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07	333-44016

10.11	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.12	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09	333-127392

10.13	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10	333-120712

10.14	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01	000-22688

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.15A	Forms of Retention Agreement*	10-K	2/17/98	10.44	000-15175

10.15B	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40	000-15175

10.15C	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.16	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.17	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14	000-15175

10.18A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.18B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.18C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.19	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.20	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1	000-15175

10.21	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1	000-15175

10.22	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.23	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1	000-15175

10.24A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.24B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.24C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.25	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.26	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.27	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.28A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.28B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.29	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8	000-52076

10.30	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1	333-170254

10.31	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2	333-170254

10.32	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.33	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.34	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.35	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.36	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.37	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.38	2015 Executive Annual Incentive Plan	8-K	1/28/2015	10.5	000-15175

10.39	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.40	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.41	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.42	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.43	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control for Prior Participants *	8-K	12/15/11	10.1	000-15175

10.44	Adobe Systems Incorporated 2011 Executive Severance Plan in the Event of a Change of Control*	8-K	12/15/11	10.2	000-15175

10.45	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.46	Efficient Frontier, Inc. Form of Non-Plan Stock Option Agreement*	S-8	1/27/12	99.2	333-179221

10.47	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.48A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.48B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.49	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.50	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.51	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.52	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.53	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.54	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.55A	Aviary, Inc. 2008 Stock Plan, as amended	S-8	9/26/14	99.1	333-198973

10.55B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)	S-8	9/26/14	99.2	333-198973

10.55C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)	S-8	9/26/14	99.3	333-198973

10.56	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.6 through 10.14 are to filings made by Macromedia, Inc. References to Exhibits 10.24A through 10.29 are to filings made by Omniture, Inc.

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