Form 10-Q
period 2015-05-29
ADOBE SYSTEMS INC
filed 2015-06-24
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 19, 2015 was 497,645,374.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 29, 2015	November 28, 2014
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$956,147	$1,117,400
Short-term investments	2,457,101	2,622,091
Trade receivables, net of allowances for doubtful accounts of $7,226 and $7,867, respectively	502,617	591,800
Deferred income taxes	71,218	95,279
Prepaid expenses and other current assets	191,314	175,758
Total current assets	4,178,397	4,602,328
Property and equipment, net	785,199	785,123
Goodwill	5,388,971	4,721,962
Purchased and other intangibles, net	583,198	469,662
Investment in lease receivable	80,439	80,439
Other assets	149,179	126,315
Total assets	$11,165,383	$10,785,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$56,539	$68,377
Accrued expenses	647,784	683,866
Debt and capital lease obligations	—	603,229
Accrued restructuring	1,695	17,120
Income taxes payable	55,473	23,920
Deferred revenue	1,175,542	1,097,923
Total current liabilities	1,937,033	2,494,435
Long-term liabilities:
Debt	1,904,376	911,086
Deferred revenue	52,613	57,401
Accrued restructuring	4,347	5,194
Income taxes payable	244,799	125,746
Deferred income taxes	326,922	342,315
Other liabilities	85,190	73,747
Total liabilities	4,555,280	4,009,924
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 498,276 and 497,484 shares outstanding, respectively	61	61
Additional paid-in-capital	3,994,652	3,778,495
Retained earnings	6,879,444	6,924,294
Accumulated other comprehensive income (loss)	(129,473)	(8,094)
Treasury stock, at cost (102,558 and 103,350 shares, respectively), net of reissuances	(4,134,581)	(3,918,851)
Total stockholders’ equity	6,610,103	6,775,905
Total liabilities and stockholders’ equity	$11,165,383	$10,785,829
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2015	May 30, 2014	May 29, 2015	May 30, 2014
Revenue:
Subscription	$773,963	$476,694	$1,487,405	$900,257
Products	274,538	479,247	565,312	950,701
Services and support	113,657	112,267	218,622	217,370
Total revenue	1,162,158	1,068,208	2,271,339	2,068,328
Cost of revenue:
Subscription	103,694	84,147	199,221	160,879
Products	21,467	24,499	41,170	51,997
Services and support	60,012	46,258	111,580	90,537
Total cost of revenue	185,173	154,904	351,971	303,413
Gross profit	976,985	913,304	1,919,368	1,764,915
Operating expenses:
Research and development	208,047	209,092	423,556	418,617
Sales and marketing	426,998	426,830	819,739	836,971
General and administrative	130,208	129,138	275,289	268,122
Restructuring and other charges	34	(366)	1,789	297
Amortization of purchased intangibles	18,081	13,352	32,353	26,904
Total operating expenses	783,368	778,046	1,552,726	1,550,911
Operating income	193,617	135,258	366,642	214,004
Non-operating income (expense):
Interest and other income (expense), net	3,739	2,563	7,077	5,708
Interest expense	(16,605)	(17,103)	(31,150)	(33,693)
Investment gains (losses), net	223	553	1,653	144
Total non-operating income (expense), net	(12,643)	(13,987)	(22,420)	(27,841)
Income before income taxes	180,974	121,271	344,222	186,163
Provision for income taxes	33,481	32,744	111,841	50,590
Net income	$147,493	$88,527	$232,381	$135,573
Basic net income per share	$0.30	$0.18	$0.47	$0.27
Shares used to compute basic net income per share	499,290	497,931	499,022	497,439
Diluted net income per share	$0.29	$0.17	$0.46	$0.27
Shares used to compute diluted net income per share	505,582	506,687	507,061	508,227

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2015	May 30, 2014	May 29, 2015	May 30, 2014
	Increase/(Decrease)		Increase/(Decrease)
Net income	$147,493	$88,527	$232,381	$135,573
Other comprehensive income, net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	876	1,977	59	3,488
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(633)	(1,251)	(1,560)	(1,888)
Net increase (decrease) from available-for-sale securities	243	726	(1,501)	1,600
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	8,144	2,001	20,354	1,971
Reclassification adjustment for recognized gains / losses on derivative instruments	(21,953)	(2,616)	(45,580)	(5,414)
Net increase (decrease) from derivatives designated as hedging instruments	(13,809)	(615)	(25,226)	(3,443)
Foreign currency translation adjustments	(12,096)	(10,060)	(94,652)	2,382
Other comprehensive income (loss), net of taxes	(25,662)	(9,949)	(121,379)	539
Total comprehensive income, net of taxes	$121,831	$78,578	$111,002	$136,112

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 29, 2015	May 30, 2014
Cash flows from operating activities:
Net income	$232,381	$135,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	165,564	155,289
Stock-based compensation	168,860	165,798
Deferred income taxes	(25,431)	4,632
Unrealized (gains) losses on investments	(9,963)	623
Tax benefit from stock-based compensation	44,721	4,832
Excess tax benefits from stock-based compensation	(44,739)	(4,875)
Other non-cash items	(702)	(457)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	91,267	69,337
Prepaid expenses and other current assets	(27,307)	(23,977)
Trade payables	(13,763)	(7,238)
Accrued expenses	(35,598)	12,071
Accrued restructuring	(15,601)	(4,082)
Income taxes payable	60,994	11,891
Deferred revenue	63,816	99,792
Net cash provided by operating activities	654,499	619,209
Cash flows from investing activities:
Purchases of short-term investments	(679,378)	(895,758)
Maturities of short-term investments	174,139	128,661
Proceeds from sales of short-term investments	661,182	587,384
Acquisitions, net of cash acquired	(805,979)	—
Purchases of property and equipment	(71,276)	(56,591)
Purchases of long-term investments and other assets	(17,954)	(6,946)
Proceeds from sale of long-term investments	1,986	896
Net cash used for investing activities	(737,280)	(242,354)
Cash flows from financing activities:
Purchases of treasury stock	(400,000)	(350,000)
Proceeds from issuance of treasury stock	71,169	109,143
Cost of issuance of treasury stock	(161,955)	(150,095)
Excess tax benefits from stock-based compensation	44,739	4,875
Proceeds from debt issuance	989,280	—
Repayment of debt and capital lease obligations	(602,189)	(8,059)
Debt issuance costs	(7,871)	—
Net cash used for financing activities	(66,827)	(394,136)
Effect of foreign currency exchange rates on cash and cash equivalents	(11,645)	(255)
Net decrease in cash and cash equivalents	(161,253)	(17,536)
Cash and cash equivalents at beginning of period	1,117,400	834,556
Cash and cash equivalents at end of period	$956,147	$817,020
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$20,208	$27,532
Cash paid for interest	$23,806	$32,130
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$677	$—

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
Assets Held-For-Sale
Included in property and equipment, net in the Condensed Consolidated Balance sheets as of May 29, 2015 are certain land, with a carrying value of $35.5 million, and an unoccupied building with a net carrying value of $0.8 million, located in San Jose, California and are classified as held-for-sale. During the second quarter of fiscal 2015, management approved a plan to sell these property assets largely based upon a general lack of operational needs for the facility and land, and recent improvements in market conditions for commercial real estate in the area. We began to actively market the property assets during the second quarter of fiscal 2015 and we expect to sell the property within one year.

Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB proposed to defer the effective date by one year which we will evaluate if approved. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 29, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
On January 27, 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos. During the first quarter of fiscal 2015, we began integrating Fotolia into our Digital Media reportable segment.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Fotolia's net tangible and intangible assets based upon their estimated fair values as of January 27, 2015. During the second quarter of fiscal 2015, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to assumed intangible assets, liabilities and equity awards. The total adjusted preliminary purchase price for Fotolia was $807.5 million of which $747.9 million was allocated to goodwill that was non-deductible for tax purposes, $204.4 million to identifiable intangible assets and $144.8 million to net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including calculation of deferred tax assets and liabilities. Proforma information has not been presented as the impact to our Condensed Consolidated Financial Statements was not material.

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
Cash, cash equivalents and short-term investments consisted of the following as of May 29, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$189,336	$—	$—	$189,336
Cash equivalents:
Corporate bonds and commercial paper	1,005	—	—	1,005
Money market mutual funds	697,055	—	—	697,055
Municipal securities	5,100	1	—	5,101
Time deposits	63,650	—	—	63,650
Total cash equivalents	766,810	1	—	766,811
Total cash and cash equivalents	956,146	1	—	956,147
Short-term fixed income securities:
Corporate bonds and commercial paper	1,535,460	5,673	(844)	1,540,289
Asset-backed securities	55,697	100	(5)	55,792
Municipal securities	154,726	207	(74)	154,859
U.S. agency securities	323,320	602	(14)	323,908
U.S. Treasury securities	381,754	514	(15)	382,253
Total short-term investments	2,450,957	7,096	(952)	2,457,101
Total cash, cash equivalents and short-term investments	$3,407,103	$7,097	$(952)	$3,413,248

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of May 29, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$335,218	$(821)	$291,890	$(443)
Municipal securities	43,184	(74)	21,759	(12)
U.S. Treasury and agency securities	88,491	(27)	43,507	(64)
Asset-backed securities	5,272	(5)	—	—
Total	$472,165	$(927)	$357,156	$(519)

There were 270 securities and 213 securities in an unrealized loss position for less than twelve months at May 29, 2015 and at November 28, 2014, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of May 29, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$3,425	$(23)	$8,636	$(66)
U.S. Treasury and agency securities	651	(2)	5,884	(28)
Total	$4,076	$(25)	$14,520	$(94)
There were three securities and eight securities in an unrealized loss position for more than twelve months at May 29, 2015 and at November 28, 2014, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of May 29, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$608,233	$609,026
Due between one and two years	953,819	956,347
Due between two and three years	660,113	661,961
Due after three years	228,792	229,767
Total	$2,450,957	$2,457,101
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the six months ended May 29, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended May 29, 2015.
The fair value of our financial assets and liabilities at May 29, 2015 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$1,005	$—	$1,005	$—
Money market mutual funds	697,055	697,055	—	—
Municipal securities	5,101	—	5,101	—
Time deposits	63,650	63,650	—	—
Short-term investments:
Corporate bonds and commercial paper	1,540,289	—	1,540,289	—
Asset-backed securities	55,792	—	55,792	—
Municipal securities	154,859	—	154,859	—
U.S. agency securities	323,908	—	323,908	—
U.S. Treasury securities	382,253	—	382,253	—
Prepaid expenses and other current assets:
Foreign currency derivatives	19,284	—	19,284	—
Other assets:
Deferred compensation plan assets	31,136	525	30,611	—
Interest rate swap derivatives	17,697	—	17,697	—
Total assets	$3,292,029	$761,230	$2,530,799	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,355	$—	$1,355	$—
Total liabilities	$1,355	$—	$1,355	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended May 29, 2015 and May 30, 2014, we determined there were no other-than-temporary impairments on our cost method investments.
As of May 29, 2015, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $2 billion as of May 29, 2015, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
Balance Sheet Hedging—Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheet with changes in the fair value recorded to interest and other income (expense), net in our Condensed Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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
In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss is recorded in the stockholders’ equity section in our Condensed Consolidated Balance Sheets in accumulated other comprehensive income and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 13 for further details regarding our debt.

Fair Value Hedging - Hedges of Interest Rate Risk

During the third quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 13 for further details regarding our debt.

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Condensed Consolidated Statement of Income. The fair value of the interest rate swaps is reflected as either an asset or liability in our Condensed Consolidated Balance Sheets.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of May 29, 2015 and November 28, 2014 were as follows (in thousands):

	2015		2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$16,996	$—	$31,275	$—
Interest rate swap (2)	17,697	—	14,268	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	2,288	1,355	1,716	663
Total derivatives	$36,981	$1,355	$47,259	$663
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)	Included in other assets or other liabilities on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and six months ended May 29, 2015 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$8,144	$—	$30,383	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$22,209	$—	$45,922	$—
Net gain (loss) recognized in income(3)	$(4,206)	$—	$(7,140)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,005	$—	$4,075
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of May 29, 2015 and November 28, 2014 was $5.39 billion and $4.72 billion, respectively. The increase was due to our acquisition of Fotolia and offset by foreign currency translation adjustments. During the second quarter of fiscal 2015, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of May 29, 2015 and November 28, 2014 were as follows (in thousands):

	2015			2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$413,240	$(296,137)	$117,103	$405,208	$(264,697)	$140,511
Customer contracts and relationships	$509,505	$(170,249)	$339,256	$376,994	$(143,330)	$233,664
Trademarks	87,777	(41,654)	46,123	67,268	(36,516)	30,752
Acquired rights to use technology	150,179	(96,685)	53,494	148,836	(86,258)	62,578
Localization	805	(462)	343	549	(382)	167
Other intangibles	30,830	(3,951)	26,879	3,163	(1,173)	1,990
Total other intangible assets	$779,096	$(313,001)	$466,095	$596,810	$(267,659)	$329,151
Purchased and other intangible assets, net	$1,192,336	$(609,138)	$583,198	$1,002,018	$(532,356)	$469,662

Amortization expense related to purchased and other intangible assets was $45.6 million and $85.2 million for the three and six months ended May 29, 2015, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $37.6 million and $76.0 million for the three and six months ended May 30, 2014. Of these amounts $27.3 million and $52.2 million were included in cost of sales for the three and six months ended May 29, 2015, respectively, and $24.2 million and $49.1 million for the three and six months ended May 30, 2014.
As of May 29, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2015	$31,360	$56,368
2016	29,639	106,940
2017	22,261	97,153
2018	15,243	86,315
2019	8,359	59,925
Thereafter	10,241	59,394
Total expected amortization expense	$117,103	$466,095

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of May 29, 2015 and November 28, 2014 consisted of the following (in thousands):

	2015	2014
Accrued compensation and benefits	$296,599	$320,679
Sales and marketing allowances	55,214	75,627
Accrued corporate marketing	46,683	28,369
Taxes payable	20,847	24,658
Royalties payable	15,013	15,073
Accrued interest expense	27,411	22,621
Other	186,017	196,839
Accrued expenses	$647,784	$683,866

Other primarily includes general corporate accruals and local and regional expenses, including our accrual for a loss contingency. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives. See Note 12 for further information regarding the loss contingency.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended May 29, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	13,564	17,948
Awarded	3,171	4,413
Released	(5,712)	(7,502)
Forfeited	(518)	(1,295)
Ending outstanding balance	10,505	13,564
Information regarding restricted stock units outstanding at May 29, 2015 and May 30, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Restricted stock units outstanding	10,505	1.23	$830.8
Restricted stock units vested and expected to vest	9,405	1.16	$734.2
2014
Restricted stock units outstanding	14,297	1.28	$922.7
Restricted stock units vested and expected to vest	12,552	1.22	$804.0
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 29, 2015 and May 30, 2014 were $79.09 and $64.54, respectively.

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
As of May 29, 2015, the shares awarded under our 2015, 2014, and 2013 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2015, 2014, and 2013 Performance Share Programs for the six months ended May 29, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015		2014
	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,517	3,034	854	1,707
Awarded	671	1,342	709	1,417
Forfeited	(101)	(201)	(46)	(90)
Ending outstanding balance	2,087	4,175	1,517	3,034
The following table sets forth the summary of performance share activity under our performance share programs prior to fiscal 2013, based upon share awards actually achieved, for the six months ended May 29, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015	2014
Beginning outstanding balance	354	861
Released	(354)	(486)
Forfeited	—	(21)
Ending outstanding balance	—	354

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at May 30, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	358	0.65	$23.1
Performance shares vested and expected to vest	335	0.65	$21.5
_________________________________________

(*)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of May 30, 2014 was $64.54.
Summary of Stock Options
There were no option grants during the six months ended May 29, 2015 and the six months ended May 30, 2014. Option activity for the six months ended May 29, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	3,173	7,359
Exercised	(1,218)	(4,055)
Cancelled	(30)	(153)
Increase due to acquisition	88	22
Ending outstanding balance	2,013	3,173

Information regarding stock options outstanding at May 29, 2015 and May 30, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Options outstanding	2,013	$28.35	2.95	$102.1
Options vested and expected to vest	1,993	$28.48	2.92	$100.9
Options exercisable	1,825	$29.95	2.61	$89.7
2014
Options outstanding	4,972	$29.37	3.14	$174.9
Options vested and expected to vest	4,922	$29.47	3.11	$172.6
Options exercisable	4,140	$30.59	2.74	$140.5
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 29, 2015 and May 30, 2014 were $79.09 and $64.54, respectively.

Summary of Employee Stock Purchase Plan Shares
There were no stock purchases under the employee stock purchase plan (“ESPP”) during the three months ended May 29, 2015 and May 30, 2014. The expected life of the ESPP shares is the average of the remaining purchase periods under each offering

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

period. The assumptions used to value employee stock purchase rights during the six months ended May 29, 2015 and May 30, 2014 were as follows:

	2015	2014
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 30%	27% - 28%
Risk free interest rate	0.12% - 0.67%	0.09% - 0.39%

Employees purchased 0.7 million shares at an average price of $50.31 and 1.2 million shares at an average price of $27.84 for the six months ended May 29, 2015 and May 30, 2014, respectively. The intrinsic value of shares purchased during the six months ended May 29, 2015 and May 30, 2014 was $16.0 million and $39.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 29, 2015, there was $499.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended May 29, 2015 and May 30, 2014 were as follows (in thousands):

	2015		2014
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$371	$1,780	$505	$1,441
Cost of revenue—services and support	1,404	1,429	964	1,682
Research and development	3,639	25,292	3,989	25,910
Sales and marketing	4,630	28,255	4,316	25,363
General and administrative	1,133	17,191	1,494	17,346
Total	$11,177	$73,947	$11,268	$71,742
Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended May 29, 2015 and May 30, 2014 were as follows (in thousands):

	2015		2014
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$812	$3,309	$1,441	$2,810
Cost of revenue—services and support	2,620	3,286	1,682	3,220
Research and development	7,695	51,997	25,910	52,467
Sales and marketing	9,228	55,540	25,363	51,094
General and administrative	2,596	33,952	17,346	32,941
Total	$22,951	$148,084	$71,742	$142,532

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2014 Restructuring Plan
In the fourth quarter of fiscal 2014, in order to better align our global resources for Digital Media and Digital Marketing, we initiated a restructuring plan to vacate our Research and Development facility in China and our Sales and Marketing facility in Russia. This plan consisted of reductions of approximately 350 full-time positions and we recorded restructuring charges of approximately $19.6 million through the second quarter of fiscal 2015 related to ongoing termination benefits for the positions eliminated. The amount accrued for the fair value of future contractual obligations under these operating leases was insignificant. During the first quarter of fiscal 2015 we vacated both of these facilities and as of May 29, 2015 we consider the Fiscal 2014 Restructuring Plan to be substantially complete.
Other Restructuring Plans
During the past several years, we have implemented Other Restructuring Plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of May 29, 2015, we considered our Other Restructuring Plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the six months ended May 29, 2015 (in thousands):

	November 28, 2014	Costs Incurred	Cash Payments	Other Adjustments	May 29, 2015
Fiscal 2014 Restructuring Plan:
Termination benefits	$14,461	$773	$(16,202)	$1,097	$129
Cost of closing redundant facilities	472	—	(417)	(27)	28
Other Restructuring Plans:
Termination benefits	537	—	(120)	(305)	112
Cost of closing redundant facilities	6,844	—	(651)	(420)	5,773
Total restructuring plans	$22,314	$773	$(17,390)	$345	$6,042
Accrued restructuring charges of $6.0 million as of May 29, 2015 includes $1.7 million recorded in accrued restructuring, current and $4.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2015 and facilities-related liabilities under contract through fiscal 2021 of which approximately 34% will be paid through fiscal 2016.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended May 29, 2015 were as follows (in thousands):

Balance as of November 28, 2014	$6,924,294
Net income	232,381
Re-issuance of treasury stock	(277,231)
Balance as of May 29, 2015	$6,879,444
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

that there are treasury stock gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Condensed Consolidated Balance Sheets.
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of May 29, 2015 were as follows (in thousands):

	November 28, 2014	Increase / Decrease	Reclassification Adjustments		May 29, 2015
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$8,237	$509	$(1,684)		$7,062
Unrealized losses on available-for-sale securities	(609)	(450)	124		(935)
Total net unrealized gains on available-for-sale securities	7,628	59	(1,560)	(1)	6,127
Net unrealized gains / losses on derivative instruments designated as hedging instruments	28,655	20,354	(45,580)	(2)	3,429
Cumulative foreign currency translation adjustments	(44,377)	(94,652)	—		(139,029)
Total accumulated other comprehensive income (loss), net of taxes	$(8,094)	$(74,239)	$(47,140)		$(129,473)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income (loss) for the three and six months ended May 29, 2015 and May 30, 2014 (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Available-for-sale securities:
Unrealized gains / losses	$(49)	$(11)	$(156)	$(31)
Reclassification adjustments	—	(2)	—	(3)
Subtotal available-for-sale securities	(49)	(13)	(156)	(34)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments*	—	—	6,147	—
Reclassification adjustments*	(157)	—	(210)	—
Subtotal derivatives designated as hedging instruments	(157)	—	5,937	—
Foreign currency translation adjustments	(336)	(560)	(2,431)	(558)
Total taxes, other comprehensive income (loss)	$(542)	$(573)	$3,350	$(592)
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In the first quarter of fiscal 2015, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2 billion in common stock through the end of fiscal 2017.
During the six months ended May 29, 2015 and May 30, 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $400 million and $350

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million, respectively. Of the $400 million prepayments during the six months ended May 29, 2015, $200 million was under the new $2 billion stock repurchase program and the remaining $200 million was under the previous $2 billion authority. The prepayment of $350 million for the six months ended May 30, 2014 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 29, 2015, we repurchased approximately 5.0 million shares at an average price of $74.44 through structured repurchase agreements entered into during fiscal 2014 and the six months ended May 29, 2015. During the six months ended May 30, 2014, we repurchased approximately 7.1 million shares at an average price of $60.55 through structured repurchase agreements entered into during fiscal 2013 and the six months ended May 30, 2014.
For the six months ended May 29, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by May 29, 2015 were excluded from the computation of earnings per share. As of May 29, 2015, $66.7 million of prepayment remained under this agreement.
Subsequent to May 29, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $100 million stock repurchase agreement, $1.7 billion remains under our current authority.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 29, 2015 and May 30, 2014 (in thousands, except per share data):

	Three Months		Six Months
	2015	2014	2015	2014
Net income	$147,493	$88,527	$232,381	$135,573
Shares used to compute basic net income per share	499,290	497,931	499,022	497,439
Dilutive potential common shares:
Unvested restricted stock and performance share awards	5,233	6,618	6,857	8,454
Stock options	1,059	2,138	1,182	2,334
Shares used to compute diluted net income per share	505,582	506,687	507,061	508,227
Basic net income per share	$0.30	$0.18	$0.47	$0.27
Diluted net income per share	$0.29	$0.17	$0.46	$0.27
For the three and six months ended May 29, 2015 and May 30, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $76.78 and $75.12, respectively, and $63.90 and $62.40, respectively, that would have been anti-dilutive.

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
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of May 29, 2015, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of May 29, 2015, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities. Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the first quarter of fiscal 2015, the parties reached another agreement to settle the litigation. In March 2015, the court granted preliminary approval of the settlement. The hearing for final approval is set for July 2015. If the settlement is approved, we expect to incur no additional losses associated with this matter.
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
NOTE 13.  DEBT
Notes
In February 2010, we issued $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs were or are being amortized to interest expense over the respective terms of the 2015 and 2020 Notes using the effective interest method. The 2015 and 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement was 3.45% for the 2015 Notes and is 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010. In February 2015,

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

we made semi-annual interest payments on our 2015 and 2020 Notes totaling $31.1 million. The 2015 Notes were settled on February 1, 2015, as discussed below.
In June 2014, we entered into interest rate swaps with a total notional amount $900 million designated as a fair value hedge related to our 2020 Notes. The effect of such interest rate swaps is to effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR floating interest plus a spread of a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.

In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. See Note 5 for further details regarding our interest rate lock agreement.

In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. In addition, we incurred issuance cost of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.67% for the 2025 Notes. Interest is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2015. A portion of the proceeds from this offering was used to repay $600 million in aggregate principal amount of the 2015 Notes plus accrued and unpaid interest due February 1, 2015. The remaining proceeds were used for general corporate purposes.

As of May 29, 2015, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.9 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $2 billion as of May 29, 2015. The total fair value of $2 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of May 29, 2015, we were in compliance with all of the covenants.
Credit Agreement
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may, subject to the agreement of the applicable lenders, request up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.795% and 1.30% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year also based on our public debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of May 29, 2015, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the six months ended May 29, 2015 and May 30, 2014 included the following (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Interest and other income (expense), net:
Interest income	$6,846	$5,240	$13,134	$10,374
Foreign exchange gains (losses)	(3,994)	(4,263)	(8,241)	(7,066)
Realized gains on fixed income investment	717	1,254	1,684	1,924
Realized losses on fixed income investment	(84)	(3)	(124)	(36)
Other	254	335	624	512
Interest and other income (expense), net	$3,739	$2,563	$7,077	$5,708
Interest expense	$(16,605)	$(17,103)	$(31,150)	$(33,693)
Investment gains (losses), net:
Realized investment gains	$315	$183	$2,011	$733
Unrealized investment gains	54	370	—	465
Realized investment losses	(146)	—	(146)	(1,054)
Unrealized investment losses	—	—	(212)	—
Investment gains (losses), net	$223	$553	$1,653	$144
Non-operating income (expense), net	$(12,643)	$(13,987)	$(22,420)	$(27,841)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

Our segment results for the three and six months ended May 29, 2015 and May 30, 2014 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended May 29, 2015
Revenue	$747,475	$366,464	$48,219	$1,162,158
Cost of revenue	50,693	131,933	2,547	185,173
Gross profit	$696,782	$234,531	$45,672	$976,985
Gross profit as a percentage of revenue	93%	64%	95%	84%
Three months ended May 30, 2014
Revenue	$691,575	$330,357	$46,276	$1,068,208
Cost of revenue	36,063	115,873	2,968	154,904
Gross profit	$655,512	$214,484	$43,308	$913,304
Gross profit as a percentage of revenue	95%	65%	94%	85%

	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended May 29, 2015
Revenue	$1,450,248	$723,631	$97,460	$2,271,339
Cost of revenue	95,038	252,308	4,625	351,971
Gross profit	$1,355,210	$471,323	$92,835	$1,919,368
Gross profit as a percentage of revenue	93%	65%	95%	85%
Six months ended May 30, 2014
Revenue	$1,332,678	$644,788	$90,862	$2,068,328
Cost of revenue	74,150	223,890	5,373	303,413
Gross profit	$1,258,528	$420,898	$85,489	$1,764,915
Gross profit as a percentage of revenue	94%	65%	94%	85%

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
OPERATIONS OVERVIEW

For our second quarter of fiscal 2015, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, social and community-based features with our Behance service, app creation capabilities and lower entry point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers, most notably with our acquisition of Fotolia in January of 2015, to enable the delivery and purchase of stock assets in Creative Cloud. Overall, our strategy with Creative Cloud enables us to increase our revenue with users, attract more new customers, and shift our revenue to be more recurring and predictable as revenue is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for the first half of fiscal 2015.

We are also a market leader with our Document Cloud offerings built around our Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services. Adobe Acrobat provides for the reliable creation and exchange of electronic documents, regardless of platform or application source type. In the second quarter of fiscal 2015, we delivered the next generation of this offering called Adobe Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices. Adobe Document Cloud includes an all-new Adobe Acrobat DC, a set of integrated services which enables users to create, review, approve, sign and track documents whether on a desktop or mobile device. Acrobat DC, with a touch-enabled user interface, is licensed both via subscription and perpetual pricing.

Annualized Recurring Revenue (“ARR”) is currently our key performance metric to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We plan to adjust our reported ARR on an annual basis to reflect any material exchange rates changes. We calculate ARR as follows:

Creative ARR	(# of Creative Cloud Subscriptions) x (Average Revenue Per Subscription Per Month) x 12 + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Acrobat Subscriptions and Document Cloud Services + Annual Acrobat ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Total Creative ARR exiting the second quarter of fiscal 2015 was $2.02 billion, up from $1.61 billion at the end of fiscal 2014. We exited the second quarter of fiscal 2015 with 4.610 million paid Creative Cloud subscriptions, up 33% from 3.454 million at the end of fiscal 2014. In addition, net new subscriptions of 639 thousand added in the second quarter of fiscal 2015 grew 38% year-over-year when compared to net new subscriptions added in the second quarter of fiscal 2014.

Digital Media revenue in the second quarter of fiscal 2015 slightly benefited from our acquisition of Fotolia, a leading marketplace for photos, images, graphics and video. We closed the acquisition in January 2015, and in June 2015 we launched Adobe Stock to simplify the buying and selling of stock content as part of the creative process.

Our Digital Media segment also includes our Document Cloud products and solutions, including our newly released Acrobat DC product which helped grow Document Cloud ARR to $329.0 million exiting the second quarter fiscal 2015, up from $265.0 million at the end of fiscal 2014.

Total Digital Media ARR grew to $2.35 billion at the end of the second quarter of fiscal 2015, up from $1.88 billion at the end of fiscal 2014, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in the second quarter of fiscal 2015 are based on currency rates set at the start of fiscal 2015 and held constant throughout the year.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud now includes eight solutions which address the expanding needs of marketers, the newest of which are Adobe Primetime—a multiscreen TV platform that helps broadcasters, cable networks and service providers create and monetize engaging and personalized TV and film experiences; and Adobe Audience Manager—a data management platform that helps marketers build unique audience profiles so they can identify their most valuable segments and use them across digital channels. In the second quarter of fiscal 2015, we achieved Marketing Cloud revenue of $326.6 million, which represents 15% year-over-year revenue growth. In addition, we observed strong demand for our Marketing Cloud solutions, which we expect will positively benefit revenue growth in future quarters.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended May 29, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2014.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB proposed to defer the effective date by one year which we will evaluate if approved. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 29, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2015

•
During the three months ended May 29, 2015, our subscription revenue as a percentage of total revenue increased to 67% compared to 45% in the year-ago period as we transitioned more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $2.35 billion as of May 29, 2015 increased by $474 million, or 25%, from $1.88 billion as of November 28, 2014. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions, and to a lesser extent, the increase in Document Cloud subscriptions and adoption of our Document Cloud offering through our ETLAs.

•
Adobe Marketing Cloud revenue of $326.6 million during the three months ended May 29, 2015 increased by $43.7 million, or 15% compared with the year-ago period. The increase was primarily due to continued adoption of our AEM offering and increases in Adobe Campaign and Adobe Analytics revenue.

•
Our total deferred revenue of $1.23 billion as of May 29, 2015 increased by $72.8 million, or 6%, from $1.16 billion as of November 28, 2014 primarily due to increases in Creative Cloud subscriptions and new contracts and existing renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $185.2 million during the three months ended May 29, 2015 increased by $30.3 million, or 20% compared with the year-ago period, primarily due to increased royalty costs including royalty payments related to our stock photography offering and amortization of intangibles from our acquisition of Fotolia during the first quarter of fiscal 2015. Also contributing to the increase in cost of revenue was the increase in costs associated with compensation and related benefits driven by additional headcount.

•	Operating expenses of $783.4 million during the three months ended May 29, 2015 remained relatively stable compared with the year-ago period.

•	Net income of $147.5 million during the three months ended May 29, 2015 increased by $59.0 million, or 67% compared with the year-ago period primarily due to revenue increases.

•
Net cash flow from operations of $654.5 million during the six months ended May 29, 2015 increased by $35.3 million, or 6%, compared to the six months ended May 30, 2014 primarily due to higher net income coupled with improved collections of trade receivables.

Revenue for the Three and Six Months Ended May 29, 2015 and May 30, 2014 (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Subscription	$774.0	$476.7	62%	$1,487.4	$900.2	65%
Percentage of total revenue	67%	45%		65%	44%
Product	274.5	479.2	(43)%	$565.3	$950.7	(41)%
Percentage of total revenue	23%	45%		25%	46%
Services and support	113.7	112.3	1%	218.6	217.4	1%
Percentage of total revenue	10%	10%		10%	10%
Total revenue	$1,162.2	$1,068.2	9%	$2,271.3	$2,068.3	10%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new SaaS and subscription models.
As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and six months ended May 29, 2015 and May 30, 2014 are as follows (dollars in millions):

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Digital Media	$534.2	$282.8	89%	$1,018.0	$520.7	96%
Digital Marketing	234.6	191.8	22%	459.5	375.6	22%
Print and Publishing	5.2	2.1	*	9.9	3.9	*
Total subscription revenue	$774.0	$476.7	62%	$1,487.4	$900.2	65%
_________________________________________

(*)	Percentage is not meaningful.

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

Segment Information (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Digital Media	$747.5	$691.6	8%	$1,450.2	$1,332.7	9%
Percentage of total revenue	64%	65%		64%	65%
Digital Marketing	366.5	330.3	11%	723.6	644.7	12%
Percentage of total revenue	32%	31%		32%	31%
Print and Publishing	48.2	46.3	4%	97.5	90.9	7%
Percentage of total revenue	4%	4%		4%	4%
Total revenue	$1,162.2	$1,068.2	9%	$2,271.3	$2,068.3	10%

Digital Media

Revenue from Digital Media increased $55.9 million and $117.5 million during the three and six months ended May 29, 2015, as compared to the three and six months ended May 30, 2014 primarily driven by increases in revenue associated with our creative offerings. Document Cloud revenue remained stable during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014.

Revenue associated with our creative offerings, which includes our Creative Cloud and perpetual creative offerings, increased during the three and six months ended May 29, 2015, as compared to the three and six months ended May 30, 2014, primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in number of paid Creative Cloud individual and team subscriptions. The increase associated with our creative products were offset in part by expected declines in revenue associated with our perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family, remained stable during the three and six months ended May 29, 2015 as compared to the year ago period, as increases in revenue associated with eSign and Document Cloud subscription driven by the increase in Document Cloud subscriptions and adoption of our Document Cloud offering through our ETLAs were offset by decreases in revenue associated with our Document Cloud perpetual license offerings.

Digital Marketing

Revenue from Digital Marketing increased $36.2 million and $78.9 million during the three and six months ended May 29, 2015, as compared to the three and six months ended May 30, 2014 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 15% and 16% during the three and six months ended May 29, 2015, as compared to the year-ago period. Contributing to this increase was the continued adoption of our AEM term-based offering and increases in Adobe Campaign and Adobe Analytics revenue.
Print and Publishing

Revenue from Print and Publishing increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to increases in legacy product revenue.

Geographical Information (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Americas	$669.2	$579.2	16%	$1,313.8	$1,115.8	18%
Percentage of total revenue	58%	54%		58%	54%
EMEA	323.9	296.6	9%	631.0	596.4	6%
Percentage of total revenue	28%	28%		28%	29%
APAC	169.1	192.4	(12)%	326.5	356.1	(8)%
Percentage of total revenue	14%	18%		14%	17%
Total revenue	$1,162.2	$1,068.2	9%	$2,271.3	$2,068.3	10%

Overall revenue during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 increased in the Americas and EMEA while overall revenue in APAC declined. Revenue in the Americas and EMEA increased during the three and six months ended May 29, 2015 as compared to the year-ago periods due to increases in Digital Media and Digital Marketing revenue while Print and Publishing revenue remained stable. The overall increase in EMEA revenue was slightly offset by declines due to the strengthening of the U.S. Dollar against the Euro, British Pound and other EMEA currencies during the three and six months ended May 29, 2015 as compared to the year-ago periods. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC declined during the three and six months ended May 29, 2015 as compared to the year-ago periods due to decreases in Digital Media partially offset by increases in Digital Marketing and Print and Publishing revenue. The decline in Digital Media revenue was primarily due to expected decreases in perpetual license revenue, partially offset by increases in subscription revenue during the three and six months ended May 29, 2015 as compared to the year-ago period.
Included in the overall increase in revenue for the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(26.1)	$(40.0)
British Pound	(4.2)	(5.6)
Other currencies	(3.6)	(5.6)
Total EMEA	(33.9)	(51.2)
Japanese Yen	(8.5)	(14.7)
Other currencies	(5.2)	(7.6)
Total revenue impact	(47.6)	(73.5)
Hedging impact:
Euro	14.5	26.6
British Pound	2.1	5.3
Japanese Yen	5.6	14.0
Total hedging impact	22.2	45.9
Total impact	$(25.4)	$(27.6)
During the three and six months ended May 29, 2015, the U.S. Dollar strengthened against the Euro, British Pound, Japanese Yen and other Asian currencies causing revenue in EMEA and APAC measured in U.S. Dollar equivalents to decrease as compared to the three and six months ended May 30, 2014. These decreases were partially offset by hedging gains from our Euro, British Pound and Japanese Yen hedging programs during the three and six months ended May 29, 2015. We expect foreign currency fluctuations will continue to negatively impact our growth in reported revenue during the remainder of fiscal 2015.

Cost of Revenue for the Three and Six Months Ended May 29, 2015 and May 30, 2014 (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Subscription	$103.7	$84.1	23%	$199.2	$160.9	24%
Percentage of total revenue	9%	8%		9%	8%
Product	21.5	24.5	(12)%	41.2	52.0	(21)%
Percentage of total revenue	2%	2%		2%	3%
Services and support	60.0	46.3	30%	111.6	90.5	23%
Percentage of total revenue	5%	4%		5%	4%
Total cost of revenue	$185.2	$154.9	20%	$352.0	$303.4	16%
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
Cost of subscription revenue increased due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Royalty cost	6%	6%
Compensation cost and related benefits associated with headcount	4	4
Amortization of purchased intangibles	4	3
Depreciation expense	3	3
Data center cost	1	3
Various individually insignificant items	5	5
Total change	23%	24%

Royalty costs increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to increases in subscriptions and downloads of our SaaS offerings, and increased royalty payments related to our stock photography offering from the acquisition of Fotolia in the first quarter of fiscal 2015. Amortization of purchased intangibles increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to amortization of Fotolia intangibles acquired in the first quarter of fiscal 2015. Depreciation expense increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business. Data center costs increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Royalty cost	(13)%	(11)%
Cost of sales	(6)	(5)
Localization costs	6	3
Excess and obsolete inventory	3	(5)
Various individually insignificant items	(2)	(3)
Total change	(12)%	(21)%
Royalty costs and cost of sales decreased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to the decreases in revenue from our perpetual offerings. Also contributing to the decrease in royalty costs during the three and six months ended May 29, 2015 as compared to the year ago periods was the decline in obligations to key vendors. Localization costs increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to Acrobat and Lightroom product launches in the second quarter of fiscal 2015. Additionally, excess and obsolete inventory increased during the three months ended May 29, 2015 as compared to the three months ended May 30, 2014 primarily due to lower reserve requirements for CS6 in the second quarter of fiscal 2014. Excess and obsolete inventory decreased during the six months ended May 29, 2015 as compared to the six months ended May 30, 2014 primarily due to returns for CS6 shrink boxes and point-of-sale activation keycards as we had discontinued the general availability of these products on a perpetual licensing basis in fiscal 2014.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 primarily due to increases in compensation and related benefits driven by additional headcount and third-party fees to support the increase in our professional services business.
Operating Expenses for the Three and Six Months Ended May 29, 2015 and May 30, 2014 (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Research and development	$208.1	$209.1	*	$423.5	$418.6	1%
Percentage of total revenue	18%	20%		19%	20%
Sales and marketing	427.0	426.8	*	819.7	837.0	(2)%
Percentage of total revenue	37%	40%		36%	40%
General and administrative	130.2	129.1	1%	275.3	268.1	3%
Percentage of total revenue	11%	12%		12%	13%
Restructuring and other charges	—	(0.4)	**	1.8	0.3	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	18.1	13.4	35%	32.4	26.9	20%
Percentage of total revenue	2%	1%		1%	1%
Total operating expenses	$783.4	$778.0	1%	$1,552.7	$1,550.9	*
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses during the three and six months ended May 29, 2015 remained relatively stable as compared to the three and six months ended May 30, 2014.

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our subscription and service offerings, applications and tools.

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
Sales and marketing expenses during the three months ended May 29, 2015 remained relatively stable as compared to the three months ended May 30, 2014. Sales and marketing expenses decreased during the six months ended May 29, 2015 as compared to the six months ended May 30, 2014 due to the following:

% Change 2015-2014 YTD
Compensation associated with cash incentives	(3)%
Compensation and related benefits associated with headcount	2
Various individually insignificant items	(1)
Total change	(2)%

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

General and administrative expenses increased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Compensation associated with cash incentives	(2)%	(3)%
Compensation and related benefits associated with headcount	3	2
Charitable contributions	—	6
Loss contingency	—	(4)
Various individually insignificant items	—	2
Total change	1%	3%
The increase in charitable contributions during the six months ended May 29, 2015 as compared to the six months ended May 30, 2014 is primarily due to the timing of planned contributions to the Adobe Foundation.
See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the loss contingency.
Restructuring and Other Charges
Charges and credits related to our restructuring plans for the three and six months ended May 29, 2015 and May 30, 2014 were immaterial.

Amortization of Purchased Intangibles
Amortization expense increased 35% and 20% during the three and six months ended May 29, 2015, respectively, as compared to the three and six months ended May 30, 2014. The increase is primarily due to amortization expense associated with intangible assets purchased through our acquisition of Fotolia in the first quarter of fiscal 2015.
Non-Operating Income (Expense), Net for the Three and Six Months Ended May 29, 2015 and May 30, 2014 (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Interest and other income (expense), net	$3.8	$2.6	46%	$7.1	$5.7	25%
Percentage of total revenue	*	*		*	*
Interest expense	(16.6)	(17.1)	(3)%	(31.2)	(33.7)	(7)%
Percentage of total revenue	(1)%	(2)%		(1)%	(2)%
Investment gains (losses), net	0.2	0.5	**	1.7	0.2	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(12.6)	$(14.0)	(10)%	$(22.4)	$(27.8)	(19)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net increased during the three months ended May 29, 2015 as compared to the three months ended May 30, 2014 primarily due to increased interest income on fixed income investments due to higher average interest rates, partially offset by decreased realized gains on fixed income investments. Interest and other income (expense), net increased during the six months ended May 29, 2015 as compared to the six months ended May 30, 2014 primarily due to increased interest income on fixed income investments due to higher average invested balances and interest rates, partially offset by increased foreign currency losses.
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
Interest expense decreased during the three and six months ended May 29, 2015 as compared to the three and six months ended May 30, 2014 due to the favorable impact of the interest rate swaps. See Notes 5 and 13 of our Notes to Condensed Consolidated Financial Statements for further details regarding our senior notes and interest rate swaps.
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
Total investment gains (losses), net decreased during the three months ended May 29, 2015 as compared to the three months ended May 30, 2014 primarily due to unrealized losses on our deferred compensation plan assets. Total investment gains (losses), net increased during the six months ended May 29, 2015 as compared to the six months ended May 30, 2014 primarily due to an increase in net realized gains from the sale of our direct investments in privately-held companies and marketable equity securities.

Provision for Income Taxes for the Three and Six Months Ended May 29, 2015 and May 30, 2014 (dollars in millions)

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Provision	$33.5	$32.7	2%	$111.8	$50.6	121%
Percentage of total revenue	3%	3%		5%	2%
Effective tax rate	19%	27%		32%	27%

Our effective tax rate decreased by eight percentage points for the three months ended May 29, 2015 as compared to the three months ended May 30, 2014. The decrease was primarily due to tax benefits recognized as a result of the completion of certain income tax examinations.
Our effective tax rate increased by five percentage points for the six months ended May 29, 2015 as compared to the six months ended May 30, 2014. The effective income tax rate increase is related to the one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the reinstatement of the U.S. Research and Development credit in December 2014 and the completion of certain income tax examinations as noted above. The reinstatement of the credit was retroactive to January 1, 2014. A tax benefit for the credit relating to fiscal 2014 was reflected in its entirety in the first quarter of fiscal 2015.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at May 29, 2015 was $250.6 million, exclusive of interest and penalties. If the total unrecognized tax benefits at May 29, 2015 were recognized in the future, $208.8 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $41.8 million federal benefit related to deducting certain payments on future state tax returns.
As of May 29, 2015, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $25.0 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5.0 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	May 29, 2015	November 28, 2014
Cash and cash equivalents	$956.1	$1,117.4
Short-term investments	$2,457.1	$2,622.1
Working capital	$2,241.4	$2,107.9
Stockholders’ equity	$6,610.1	$6,775.9

A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 29, 2015	May 30, 2014
Net cash provided by operating activities	$654.5	$619.2
Net cash used for investing activities	(737.3)	(242.4)
Net cash used for financing activities	(66.8)	(394.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(11.6)	(0.3)
Net decrease in cash and cash equivalents	$(161.2)	$(17.5)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $654.5 million for the six months ended May 29, 2015 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables, and increases in income taxes payable and deferred revenue. Trade receivables declined primarily due to improved collections compared to the fourth quarter of fiscal 2014.The increase in deferred revenue is primarily due to increased subscriptions for our individual and team Creative Cloud offerings, and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans. Additionally, the increase in income taxes payable is primarily due to the increase in our tax provision during the six months ended May 29, 2015.

The primary working capital uses of cash were decreases in accrued expenses and increases in prepaid expenses and other current assets. Accrued expenses decreased primarily due to payment of fiscal 2014 bonuses, commissions, and other incentive plans in the first quarter of fiscal 2015. Prepaid expenses and other current assets increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expense, which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Also contributing to the increase in prepaid expenses and other current assets are the payments of annual maintenance agreements and annual insurance contracts which are billed on a calender year basis and paid in beginning of the fiscal year.

Cash Flows from Investing Activities
Net cash used for investing activities of $737.3 million for the six months ended May 29, 2015 was primarily due to our acquisition of Fotolia. Other uses of cash during the six months ended May 29, 2015 represented purchases of short-term investments, property and equipment, and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments. See Note 2 of our Condensed Consolidated Financial Statements for more detailed information regarding our acquisition of Fotolia.
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

We used $600 million of the proceeds from the 2025 Notes offering to repay the outstanding balance plus accrued and unpaid interest of the $600 million 3.25% senior notes due February 1, 2015 (“2015 Notes”). The remaining proceeds were for general corporate purposes. See Note 13 of our Condensed Consolidated Financial Statements for more detailed information.

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during the six months ended May 29, 2015 include the purchases and issuances of treasury stock. Payments for our treasury stock repurchases and costs associated with the issuance of treasury stock were offset in part by proceeds from issuance of treasury stock during the six months ended May 29, 2015. See the section titled “Stock Repurchase Program” discussed below.
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
As of May 29, 2015, we have accrued total restructuring charges of $6.0 million. Substantially all of this amount relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 34% will be paid through fiscal 2016.
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
As of May 29, 2015, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” ) and $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”).
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. As of May 29, 2015, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 59% of our consolidated invested balances during the second quarter of fiscal 2015. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, money market mutual funds, municipal securities, asset-backed securities, U.S. agency securities and U.S. Treasury securities.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In the first quarter of fiscal 2015, the Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $2 billion in common stock through the end of fiscal 2017.
During the six months ended May 29, 2015 and May 30, 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $400 million and $350 million, respectively. Of the $400 million prepayments during the six months ended May 29, 2015, $200 million was under the new $2 billion stock repurchase program and the remaining $200 million was under the previous $2 billion authority. The prepayment of $350 million for the six months ended May 30, 2014 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 29, 2015, we repurchased approximately 5.0 million shares at an average price of $74.44 through structured repurchase agreements entered into during fiscal 2014 and the six months ended May 29, 2015. During the six months ended May 30, 2014, we repurchased approximately 7.1 million shares at an average price of $60.55 through structured repurchase agreements entered into during 2013 and the six months ended May 30, 2014.
For the six months ended May 29, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by May 29, 2015 were excluded from the computation of earnings per share. As of May 29, 2015, $66.7 million of prepayments remained under the agreement.
Subsequent to May 29, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $100 million stock repurchase agreement, $1.7 billion remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended May 29, 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014. Our principal commitments as of May 29, 2015 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the six months ended May 29, 2015. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
In January 2015, we issued the 2025 Notes and settled the 2015 Notes. The following table updates our senior notes obligations as of May 29, 2015 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$2,439.2	$75.7	$150.5	$1,050.5	$1,162.5
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At May 29, 2015, our maximum commitment for interest payments was $539.2 million for the remaining duration of our senior notes.
In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of May 29, 2015, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the six months ended May 29, 2015, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 29, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 29, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We often release new offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability that address customer requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social/community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage its data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these threats, our business could be harmed.
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
Over the past several years, our business has shifted away from pre-packaged creative software to focus on a subscription model that prices and delivers our products in a way that differs from the historical pricing and delivery methods of our creative tools and document services products. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

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
The hosted business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats/licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability (including uptime) of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
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
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with large bases of users), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying security updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud, other hosted Digital Media offerings and our Adobe Marketing Cloud solutions, rely on hardware and services hosted and controlled directly by us or by our third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenues.
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
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers (collectively, “channels”). This enables us to provide such customers with reports on aggregated anonymous or personal information from and about end-user interactions with various channels in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of end users depend in part on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such end users’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We contractually obligate customers to represent to us that they provide their end users the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
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
We have issued $1.9 billion of notes in debt offerings and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $1.9 billion in senior unsecured notes outstanding. We also have a $1 billion revolving credit facility, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

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
Our cash equivalent and short-term investment portfolio as of May 29, 2015 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 29, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 29, 2015. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$2,066,668
February 28—March 27, 2015
Shares repurchased	856	$77.86	856	$(66,668)
March 28, 2015—April 24, 2015
Shares repurchased	888	$75.08	888	$(66,667)	(2)
April 25—May 29, 2015
Shares repurchased	877	$76.04	877	$(66,661)	(2)
Total	2,621		2,621	$1,866,672
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.

(2)
In March 2015, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200 million. As of May 29, 2015, $66.7 million of the prepayment remained under this agreement.

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

Date: June 24, 2015

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*					X

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/10/15	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	1/29/10	10.1	000-15175

10.4F	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4G	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4H	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4I	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4J	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4K	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4M	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4O	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/2015	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2015 Performance Share Program	8-K	1/28/2015	10.3	000-15175

10.4Q	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4R	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4S	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07	333-44016

10.7	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.8	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.9	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.10A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.10B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.10C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.11	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.12	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1	000-15175

10.13	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1	000-15175

10.14	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.15A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.15B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.15C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.16	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.17	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.18	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.19A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.19B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.20	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1	333-170254

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.21	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2	333-170254

10.22	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.23	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.24	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.25	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

10.26	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.27	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.28	2015 Executive Annual Incentive Plan*	8-K	1/28/2015	10.5	000-15175

10.29	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.30	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.31	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.32	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.33	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.34	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.35A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.35B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.36	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.37	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.38	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.39	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.40	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.41	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.42A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.42B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.42C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.43	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.6 and 10.7 are to filings made by Macromedia, Inc. References to Exhibits 10.15A through 10.19B are to filings made by Omniture, Inc.

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