Form 10-Q
period 2015-08-28
ADOBE SYSTEMS INC
filed 2015-09-23
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2015

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 18, 2015 was 498,799,349.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 28, 2015	November 28, 2014
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$829,292	$1,117,400
Short-term investments	2,839,441	2,622,091
Trade receivables, net of allowances for doubtful accounts of $7,255 and $7,867, respectively	593,554	591,800
Deferred income taxes	82,438	95,279
Prepaid expenses and other current assets	181,163	175,758
Total current assets	4,525,888	4,602,328
Property and equipment, net	797,464	785,123
Goodwill	5,402,159	4,721,962
Purchased and other intangibles, net	556,810	469,662
Investment in lease receivable	80,439	80,439
Other assets	145,635	126,315
Total assets	$11,508,395	$10,785,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$69,823	$68,377
Accrued expenses	658,342	683,866
Debt and capital lease obligations	—	603,229
Accrued restructuring	1,450	17,120
Income taxes payable	71,487	23,920
Deferred revenue	1,259,712	1,097,923
Total current liabilities	2,060,814	2,494,435
Long-term liabilities:
Debt	1,906,094	911,086
Deferred revenue	46,317	57,401
Accrued restructuring	3,142	5,194
Income taxes payable	250,569	125,746
Deferred income taxes	316,142	342,315
Other liabilities	83,985	73,747
Total liabilities	4,667,063	4,009,924
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 498,705 and 497,484 shares outstanding, respectively	61	61
Additional paid-in-capital	4,094,133	3,778,495
Retained earnings	7,049,629	6,924,294
Accumulated other comprehensive income (loss)	(140,831)	(8,094)
Treasury stock, at cost (102,129 and 103,350 shares, respectively), net of reissuances	(4,161,660)	(3,918,851)
Total stockholders’ equity	6,841,332	6,775,905
Total liabilities and stockholders’ equity	$11,508,395	$10,785,829
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Revenue:
Subscription	$829,065	$547,373	$2,316,470	$1,447,630
Products	275,338	349,151	840,650	1,299,852
Services and support	113,365	108,885	331,987	326,255
Total revenue	1,217,768	1,005,409	3,489,107	3,073,737
Cost of revenue:
Subscription	103,605	86,670	302,826	247,549
Products	24,545	23,172	65,715	75,169
Services and support	62,835	47,882	174,415	138,419
Total cost of revenue	190,985	157,724	542,956	461,137
Gross profit	1,026,783	847,685	2,946,151	2,612,600
Operating expenses:
Research and development	218,660	212,049	642,216	630,666
Sales and marketing	422,031	406,475	1,241,770	1,243,446
General and administrative	122,578	141,676	397,867	409,798
Restructuring and other charges	(751)	201	1,038	498
Amortization of purchased intangibles	18,246	13,108	50,599	40,012
Total operating expenses	780,764	773,509	2,333,490	2,324,420
Operating income	246,019	74,176	612,661	288,180
Non-operating income (expense):
Interest and other income (expense), net	4,433	1,454	11,510	7,162
Interest expense	(16,519)	(13,361)	(47,669)	(47,054)
Investment gains (losses), net	(1,314)	669	339	813
Total non-operating income (expense), net	(13,400)	(11,238)	(35,820)	(39,079)
Income before income taxes	232,619	62,938	576,841	249,101
Provision for income taxes	58,154	18,252	169,995	68,842
Net income	$174,465	$44,686	$406,846	$180,259
Basic net income per share	$0.35	$0.09	$0.82	$0.36
Shares used to compute basic net income per share	498,630	498,468	498,891	497,782
Diluted net income per share	$0.34	$0.09	$0.80	$0.35
Shares used to compute diluted net income per share	505,809	507,811	507,124	508,575

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
	Increase/(Decrease)		Increase/(Decrease)
Net income	$174,465	$44,686	$406,846	$180,259
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(8,334)	(1,822)	(8,275)	1,666
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(570)	(1,592)	(2,130)	(3,480)
Net increase (decrease) from available-for-sale securities	(8,904)	(3,414)	(10,405)	(1,814)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(1,874)	10,003	18,480	11,976
Reclassification adjustment for recognized gains / losses on derivative instruments	(8,899)	(1,075)	(54,478)	(6,490)
Net increase (decrease) from derivatives designated as hedging instruments	(10,773)	8,928	(35,998)	5,486
Foreign currency translation adjustments	8,318	(32,090)	(86,334)	(29,708)
Other comprehensive income (loss), net of taxes	(11,359)	(26,576)	(132,737)	(26,036)
Total comprehensive income, net of taxes	$163,106	$18,110	$274,109	$154,223

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 28, 2015	August 29, 2014
Cash flows from operating activities:
Net income	$406,846	$180,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	253,114	235,443
Stock-based compensation	254,836	248,811
Deferred income taxes	(47,769)	(7,912)
Unrealized (gains) losses on investments	(8,548)	47
Tax benefit from stock-based compensation	58,326	31,883
Excess tax benefits from stock-based compensation	(58,345)	(31,953)
Other non-cash items	260	829
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(104)	71,973
Prepaid expenses and other current assets	(24,453)	13,352
Trade payables	(614)	(8,305)
Accrued expenses	(26,581)	(13,749)
Accrued restructuring	(16,824)	(5,627)
Income taxes payable	83,307	4,952
Deferred revenue	141,536	167,726
Net cash provided by operating activities	1,014,987	887,729
Cash flows from investing activities:
Purchases of short-term investments	(1,424,288)	(1,412,539)
Maturities of short-term investments	254,020	209,172
Proceeds from sales of short-term investments	931,267	913,308
Acquisitions, net of cash acquired	(826,004)	—
Purchases of property and equipment	(120,260)	(111,557)
Purchases of long-term investments and other assets	(20,853)	(12,496)
Proceeds from sale of long-term investments	3,747	1,364
Net cash used for investing activities	(1,202,371)	(412,748)
Cash flows from financing activities:
Purchases of treasury stock	(500,000)	(475,000)
Proceeds from issuance of treasury stock	154,759	213,841
Cost of issuance of treasury stock	(176,904)	(163,293)
Excess tax benefits from stock-based compensation	58,345	31,953
Proceeds from debt issuance	989,280	—
Repayment of debt and capital lease obligations	(602,189)	(11,431)
Debt issuance costs	(8,828)	—
Net cash used for financing activities	(85,537)	(403,930)
Effect of foreign currency exchange rates on cash and cash equivalents	(15,187)	(2,278)
Net (decrease) increase in cash and cash equivalents	(288,108)	68,773
Cash and cash equivalents at beginning of period	1,117,400	834,556
Cash and cash equivalents at end of period	$829,292	$903,329
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$61,546	$7,114
Cash paid for interest	$48,920	$61,562
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$677	$—
Investment in lease receivable applied to building purchase	$—	$126,800

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
Assets Held-For-Sale
Included in property and equipment, net in the Condensed Consolidated Balance sheets as of August 28, 2015 are certain land, with a carrying value of $35.5 million, and an unoccupied building with a net carrying value of $0.8 million, both located in San Jose, California and are classified as held-for-sale. During the second quarter of fiscal 2015, management approved a plan to sell these property assets largely based upon a general lack of operational needs for the building and land, and recent improvements in market conditions for commercial real estate in the area. We began to actively market the assets during the second quarter of fiscal 2015 and finalized the sale of these assets on September 23, 2015.

Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 28, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
On January 27, 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos. During the first quarter of fiscal 2015, we began integrating Fotolia into our Digital Media reportable segment.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Fotolia's net tangible and intangible assets based upon their estimated fair values as of January 27, 2015. During the nine months ended August 28, 2015, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to assumed intangible assets, liabilities and equity awards. The total adjusted preliminary purchase price for Fotolia was $807.5 million of which $747.9 million was allocated to goodwill that was non-deductible for tax purposes, $204.4 million to identifiable intangible assets and $144.8 million to net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including calculation of deferred tax assets and liabilities. Pro forma information has not been presented as the impact to our Condensed Consolidated Financial Statements was not material.

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
Cash, cash equivalents and short-term investments consisted of the following as of August 28, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$345,625	$—	$—	$345,625
Cash equivalents:
Money market mutual funds	447,303	—	—	447,303
Time deposits	36,364	—	—	36,364
Total cash equivalents	483,667	—	—	483,667
Total cash and cash equivalents	829,292	—	—	829,292
Short-term fixed income securities:
Corporate bonds and commercial paper	1,732,496	1,596	(4,891)	1,729,201
Asset-backed securities	67,307	40	(32)	67,315
Municipal securities	164,449	221	(60)	164,610
U.S. agency securities	207,550	182	(3)	207,729
U.S. Treasury securities	670,367	363	(144)	670,586
Total short-term investments	2,842,169	2,402	(5,130)	2,839,441
Total cash, cash equivalents and short-term investments	$3,671,461	$2,402	$(5,130)	$3,668,733

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 28, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,213,183	$(4,871)	$291,890	$(443)
Asset-backed securities	35,502	(32)	—	—
Municipal securities	24,143	(60)	21,759	(12)
U.S. Treasury and agency securities	345,982	(144)	43,507	(64)
Total	$1,618,810	$(5,107)	$357,156	$(519)

There were 885 securities and 213 securities in an unrealized loss position for less than twelve months at August 28, 2015 and at November 28, 2014, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of August 28, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,416	$(20)	$8,636	$(66)
U.S. Treasury and agency securities	650	(3)	5,884	(28)
Total	$2,066	$(23)	$14,520	$(94)
There were two securities and eight securities in an unrealized loss position for more than twelve months at August 28, 2015 and at November 28, 2014, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 28, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$791,191	$791,528
Due between one and two years	1,036,774	1,036,349
Due between two and three years	761,569	759,576
Due after three years	252,635	251,988
Total	$2,842,169	$2,839,441
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended August 28, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 28, 2015.
The fair value of our financial assets and liabilities at August 28, 2015 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	447,303	447,303	—	—
Time deposits	36,364	36,364	—	—
Short-term investments:
Corporate bonds and commercial paper	1,729,201	—	1,729,201	—
Asset-backed securities	67,315	—	67,315	—
Municipal securities	164,610	—	164,610	—
U.S. agency securities	207,729	—	207,729	—
U.S. Treasury securities	670,586	—	670,586	—
Prepaid expenses and other current assets:
Foreign currency derivatives	8,162	—	8,162	—
Other assets:
Deferred compensation plan assets	30,379	531	29,848	—
Interest rate swap derivatives	19,051	—	19,051	—
Total assets	$3,380,700	$484,198	$2,896,502	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,914	$—	$1,914	$—
Total liabilities	$1,914	$—	$1,914	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended August 28, 2015 and August 29, 2014, we determined there were no other-than-temporary impairments on our cost method investments.
As of August 28, 2015, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 12 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $2 billion as of August 28, 2015, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
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

Fair Value Hedging - Hedges of Interest Rate Risk

During the third quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 13 for further details regarding our debt.

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

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of August 28, 2015 and November 28, 2014 were as follows (in thousands):

	2015		2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$6,952	$—	$31,275	$—
Interest rate swap (2)	19,051	—	14,268	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,210	1,914	1,716	663
Total derivatives	$27,213	$1,914	$47,259	$663
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)	Included in other assets or other liabilities on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended August 28, 2015 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(1,874)	$—	$28,509	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	9,146	—	55,068	—
Net gain (loss) recognized in income(3)	$(3,933)	$—	$(11,074)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$628	$—	$4,703
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 28, 2015 and November 28, 2014 was $5.40 billion and $4.72 billion, respectively. The increase was primarily due to our acquisition of Fotolia and was offset in part by foreign currency translation adjustments. During the second quarter of fiscal 2015, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of August 28, 2015 and November 28, 2014 were as follows (in thousands):

	2015			2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$393,820	$(282,737)	$111,083	$405,208	$(264,697)	$140,511
Customer contracts and relationships	$510,956	$(188,484)	$322,472	$376,994	$(143,330)	$233,664
Trademarks	87,050	(44,035)	43,015	67,268	(36,516)	30,752
Acquired rights to use technology	144,202	(95,147)	49,055	148,836	(86,258)	62,578
Localization	1,300	(684)	616	549	(382)	167
Other intangibles	36,535	(5,966)	30,569	3,163	(1,173)	1,990
Total other intangible assets	$780,043	$(334,316)	$445,727	$596,810	$(267,659)	$329,151
Purchased and other intangible assets, net	$1,173,863	$(617,053)	$556,810	$1,002,018	$(532,356)	$469,662

Amortization expense related to purchased and other intangible assets was $46.3 million and $131.6 million for the three and nine months ended August 28, 2015, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $39.1 million and $115.1 million for the three and nine months ended August 29, 2014. Of these amounts $27.7 million and $80.0 million were included in cost of sales for the three and nine months ended August 28, 2015, respectively, and $26.0 million and $75.1 million for the three and nine months ended August 29, 2014.
As of August 28, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2015	$14,526	$28,425
2016	31,229	108,276
2017	23,868	98,147
2018	16,866	87,206
2019	10,096	60,636
Thereafter	14,498	63,037
Total expected amortization expense	$111,083	$445,727

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of August 28, 2015 and November 28, 2014 consisted of the following (in thousands):

	2015	2014
Accrued compensation and benefits	$287,310	$320,679
Sales and marketing allowances	59,194	75,627
Accrued corporate marketing	47,926	28,369
Taxes payable	19,825	24,658
Royalties payable	19,762	15,073
Accrued interest expense	7,761	22,621
Other	216,564	196,839
Accrued expenses	$658,342	$683,866

Other primarily includes general corporate accruals and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended August 28, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	13,564	17,948
Awarded	3,670	4,413
Released	(6,242)	(7,502)
Forfeited	(704)	(1,295)
Ending outstanding balance	10,288	13,564
Information regarding restricted stock units outstanding at August 28, 2015 and August 29, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Restricted stock units outstanding	10,288	1.10	$816.9
Restricted stock units vested and expected to vest	9,320	1.03	$730.3
2014
Restricted stock units outstanding	13,845	1.12	$995.5
Restricted stock units vested and expected to vest	12,367	1.05	$882.4
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 28, 2015 and August 29, 2014 were $79.40 and $71.90, respectively.

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
As of August 28, 2015, the shares awarded under our 2015, 2014, and 2013 Performance Share Programs are yet to be achieved. The following table sets forth the summary of performance share activity under our 2015, 2014, and 2013 Performance Share Programs for the nine months ended August 28, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015		2014
	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,517	3,034	854	1,707
Awarded	671	1,342	709	1,417
Forfeited	(101)	(201)	(46)	(90)
Ending outstanding balance	2,087	4,175	1,517	3,034
The following table sets forth the summary of performance share activity under our performance share programs prior to fiscal 2013, based upon share awards actually achieved, for the nine months ended August 28, 2015 and the fiscal year ended November 28, 2014 (in thousands):

	2015	2014
Beginning outstanding balance	354	861
Released	(354)	(486)
Forfeited	—	(21)
Ending outstanding balance	—	354

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding performance shares outstanding at August 29, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	354	0.41	$25.4
Performance shares vested and expected to vest	339	0.41	$24.2
_________________________________________

(*)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of August 29, 2014 was $71.90.
Summary of Stock Options
There were no option grants during the nine months ended August 28, 2015 and the nine months ended August 29, 2014. Option activity for the nine months ended August 28, 2015 and the fiscal year ended November 28, 2014 was as follows (in thousands):

	2015	2014
Beginning outstanding balance	3,173	7,359
Exercised	(1,557)	(4,055)
Cancelled	(32)	(153)
Increase due to acquisition	88	22
Ending outstanding balance	1,672	3,173

Information regarding stock options outstanding at August 28, 2015 and August 29, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Options outstanding	1,672	$28.14	2.72	$85.7
Options vested and expected to vest	1,659	$28.26	2.70	$84.9
Options exercisable	1,539	$29.64	2.44	$76.6
2014
Options outstanding	3,640	$28.98	3.33	$156.2
Options vested and expected to vest	3,610	$29.08	3.31	$154.5
Options exercisable	3,056	$30.26	2.99	$127.3
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 28, 2015 and August 29, 2014 were $79.40 and $71.90, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the nine months ended August 28, 2015 and August 29, 2014 were as follows:

	Three Months		Nine Months
	2015	2014	2015	2014
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 27%	26 - 27%	26 - 30%	26 - 28%
Risk free interest rate	0.11 - 0.64%	0.06 - 0.47%	0.11 - 0.67%	0.06 - 0.47%

Employees purchased 2.1 million shares at an average price of $52.37 and 2.9 million shares at an average price of $34.76 for the nine months ended August 28, 2015 and August 29, 2014, respectively. The intrinsic value of shares purchased during the nine months ended August 28, 2015 and August 29, 2014 was $54.0 million and $93.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 28, 2015, there was $464.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for the three months ended August 28, 2015 and August 29, 2014 were as follows (in thousands):

	2015		2014
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$258	$1,637	$458	$1,451
Cost of revenue—services and support	1,277	1,425	1,064	1,666
Research and development	3,468	26,378	4,151	26,100
Sales and marketing	4,540	29,146	4,492	25,447
General and administrative	1,056	16,792	1,682	16,502
Total	$10,599	$75,378	$11,847	$71,166
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for the nine months ended August 28, 2015 and August 29, 2014 were as follows (in thousands):

	2015		2014
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,070	$4,946	$1,424	$4,261
Cost of revenue—services and support	3,897	4,711	2,759	4,886
Research and development	11,162	78,375	12,397	78,567
Sales and marketing	13,768	84,686	13,571	76,541
General and administrative	3,652	50,744	4,962	49,443
Total	$33,549	$223,462	$35,113	$213,698

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  RESTRUCTURING CHARGES
Fiscal 2014 Restructuring Plan
In the fourth quarter of fiscal 2014, in order to better align our global resources for Digital Media and Digital Marketing, we initiated a restructuring plan to vacate our Research and Development facility in China and our Sales and Marketing facility in Russia. This plan consisted of reductions of approximately 350 full-time positions and we recorded restructuring charges of approximately $21.0 million through the third quarter of fiscal 2015 related to ongoing termination benefits for the positions eliminated. The amount accrued for the fair value of future contractual obligations under these operating leases was insignificant. During the first quarter of fiscal 2015 we vacated both of these facilities and as of August 28, 2015 we consider the Fiscal 2014 Restructuring Plan to be substantially complete.
Other Restructuring Plans
During the past several years, we have implemented Other Restructuring Plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of August 28, 2015, we considered our Other Restructuring Plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Condensed Consolidated Financial Statements is not significant.
Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans during the nine months ended August 28, 2015 (in thousands):

	November 28, 2014	Costs Incurred	Cash Payments	Other Adjustments	August 28, 2015
Fiscal 2014 Restructuring Plan:
Termination benefits	$14,461	$773	$(16,455)	$1,287	$66
Cost of closing redundant facilities	472	—	(417)	(55)	—
Other Restructuring Plans:
Termination benefits	537	—	(120)	(303)	114
Cost of closing redundant facilities	6,844	—	(870)	(1,562)	4,412
Total restructuring plans	$22,314	$773	$(17,862)	$(633)	$4,592
Accrued restructuring charges of $4.6 million as of August 28, 2015 includes $1.5 million recorded in accrued restructuring, current and $3.1 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2016 and facilities-related liabilities under contract through fiscal 2021 of which approximately 34% will be paid through fiscal 2016.
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended August 28, 2015 were as follows (in thousands):

Balance as of November 28, 2014	$6,924,294
Net income	406,846
Re-issuance of treasury stock	(281,511)
Balance as of August 28, 2015	$7,049,629
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of August 28, 2015 were as follows (in thousands):

	November 28, 2014	Increase / Decrease	Reclassification Adjustments		August 28, 2015
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$8,237	$(3,565)	$(2,323)		$2,349
Unrealized losses on available-for-sale securities	(609)	(4,710)	193		(5,126)
Total net unrealized gains on available-for-sale securities	7,628	(8,275)	(2,130)	(1)	(2,777)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	28,655	18,480	(54,478)	(2)	(7,343)
Cumulative foreign currency translation adjustments	(44,377)	(86,334)	—		(130,711)
Total accumulated other comprehensive income (loss), net of taxes	$(8,094)	$(76,129)	$(56,608)		$(140,831)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income (loss) for the three and nine months ended August 28, 2015 and August 29, 2014 (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014
Available-for-sale securities:
Unrealized gains / losses	$30	$68	$(126)	$37
Reclassification adjustments	—	(3)	—	(6)
Subtotal available-for-sale securities	30	65	(126)	31
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments*	—	—	6,147	—
Reclassification adjustments*	(152)	—	(362)	—
Subtotal derivatives designated as hedging instruments	(152)	—	5,785	—
Foreign currency translation adjustments	(8)	(1,577)	(2,439)	(474)
Total taxes, other comprehensive income (loss)	$(130)	$(1,512)	$3,220	$(443)
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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
During the nine months ended August 28, 2015 and August 29, 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $475

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million, respectively. Of the $500 million prepayments during the nine months ended August 28, 2015, $300 million was under the new $2 billion stock repurchase program and the remaining $200 million was under the previous $2 billion authority. The prepayment of $475 million for the nine months ended August 29, 2014 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 28, 2015, we repurchased approximately 6.7 million shares at an average price of $75.93 through structured repurchase agreements entered into during fiscal 2014 and the nine months ended August 28, 2015. During the nine months ended August 29, 2014, we repurchased approximately 9.0 million shares at an average price of $62.42 through structured repurchase agreements entered into during fiscal 2013 and the nine months ended August 29, 2014.
For the nine months ended August 28, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by August 28, 2015 were excluded from the computation of earnings per share. As of August 28, 2015, $34.9 million of prepayment remained under this agreement.
Subsequent to August 28, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125 million stock repurchase agreement, $1.575 billion remains under our current authority.

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 28, 2015 and August 29, 2014 (in thousands, except per share data):

	Three Months		Nine Months
	2015	2014	2015	2014
Net income	$174,465	$44,686	$406,846	$180,259
Shares used to compute basic net income per share	498,630	498,468	498,891	497,782
Dilutive potential common shares:
Unvested restricted stock and performance share awards	6,298	7,558	7,145	8,611
Stock options	881	1,785	1,088	2,182
Shares used to compute diluted net income per share	505,809	507,811	507,124	508,575
Basic net income per share	$0.35	$0.09	$0.82	$0.36
Diluted net income per share	$0.34	$0.09	$0.80	$0.35
For the three and nine months ended August 28, 2015 and August 29, 2014, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $81.07 and $77.14, respectively, and $70.49 and $65.15, respectively, that would have been anti-dilutive.

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
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of August 28, 2015, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of August 28, 2015, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Between May 4, 2011 and July 14, 2011, five putative class action lawsuits were filed in Santa Clara Superior Court and Alameda Superior Court in California. On September 12, 2011, the cases were consolidated into In Re High-Tech Employee Antitrust Litigation (“HTEAL”) pending in the United States District Court for the Northern District of California, San Jose Division. In the consolidated complaint, Plaintiffs alleged that Adobe, along with Apple, Google, Intel, Intuit, Lucasfilm and Pixar, agreed not to recruit each other's employees in violation of Federal and state antitrust laws. Plaintiffs claim the alleged agreements suppressed employee compensation and deprived employees of career opportunities. Plaintiffs seek injunctive relief, monetary damages, treble damages, costs and attorneys fees. All defendants deny the allegations and that they engaged in any wrongdoing of any kind. On October 24, 2013, the court certified a class of all persons who worked in the technical, creative, and/or research and development fields on a salaried basis in the United States for one or more of the following: (a) Apple from March 2005 through December 2009; (b) Adobe from May 2005 through December 2009; (c) Google from March 2005 through December 2009; (d) Intel from March 2005 through December 2009; (e) Intuit from June 2007 through December 2009; (f) Lucasfilm from January 2005 through December 2009; or (g) Pixar from January 2005 through December 2009, excluding retail employees, corporate officers, members of the boards of directors, and senior executives of all defendants. During the first quarter of fiscal 2015, the parties reached an agreement to settle the litigation. In March 2015, the court granted preliminary approval of the settlement and on September 2, 2015, the court granted final approval of the settlement. We expect to incur no additional losses associated with this matter.
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
In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be negatively affected in any particular period by the resolution of one or more of these counter-claims.
NOTE 13.  DEBT
Notes
In February 2010, we issued $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs were or are being amortized to interest expense over the respective terms of the 2015 and 2020 Notes using the effective interest method. The 2015 and 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs was 3.45% for the 2015 Notes and is 4.92% for the 2020 Notes. Interest is payable semi-

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010. The 2015 Notes were settled on February 1, 2015, as discussed below.
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR plus a fixed number of basis points. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR floating interest rate plus a spread of a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.

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

As of August 28, 2015, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.9 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $2 billion as of August 28, 2015. The total fair value of $2 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 28, 2015, we were in compliance with all of the covenants.
In February 2015, we made semi-annual interest payments on our 2015 and 2020 Notes totaling $31.1 million. In August 2015, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $38.1 million.
Credit Agreement
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may, subject to the agreement of the applicable lenders, request up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our public debt ratings, ranging from 0.795% and 1.30% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year, also based on our debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio.
On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018.
On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of August 28, 2015, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and nine months ended August 28, 2015 and August 29, 2014 included the following (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014
Interest and other income (expense), net:
Interest income	$7,394	$5,274	$20,527	$15,649
Foreign exchange gains (losses)	(3,690)	(5,094)	(11,930)	(12,160)
Realized gains on fixed income investment	639	1,047	2,323	2,971
Realized losses on fixed income investment	(69)	(13)	(193)	(49)
Other	159	240	783	751
Interest and other income (expense), net	$4,433	$1,454	$11,510	$7,162
Interest expense	$(16,519)	$(13,361)	$(47,669)	$(47,054)
Investment gains (losses), net:
Realized investment gains	$578	$145	$2,588	$878
Unrealized investment gains	—	524	—	989
Realized investment losses	—	—	(146)	(1,054)
Unrealized investment losses	(1,892)	—	(2,103)	—
Investment gains (losses), net	$(1,314)	$669	$339	$813
Non-operating income (expense), net	$(13,400)	$(11,238)	$(35,820)	$(39,079)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Our segment results for the three and nine months ended August 28, 2015 and August 29, 2014 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended August 28, 2015
Revenue	$769,627	$402,530	$45,611	$1,217,768
Cost of revenue	56,508	132,401	2,076	190,985
Gross profit	$713,119	$270,129	$43,535	$1,026,783
Gross profit as a percentage of revenue	93%	67%	95%	84%
Three months ended August 29, 2014
Revenue	$621,459	$336,575	$47,375	$1,005,409
Cost of revenue	38,711	117,053	1,960	157,724
Gross profit	$582,748	$219,522	$45,415	$847,685
Gross profit as a percentage of revenue	94%	65%	96%	84%

	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended August 28, 2015
Revenue	$2,219,875	$1,126,161	$143,071	$3,489,107
Cost of revenue	151,546	384,709	6,701	542,956
Gross profit	$2,068,329	$741,452	$136,370	$2,946,151
Gross profit as a percentage of revenue	93%	66%	95%	84%
Nine months ended August 29, 2014
Revenue	$1,954,137	$981,363	$138,237	$3,073,737
Cost of revenue	112,861	340,943	7,333	461,137
Gross profit	$1,841,276	$640,420	$130,904	$2,612,600
Gross profit as a percentage of revenue	94%	65%	95%	85%

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
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”), retailers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
OPERATIONS OVERVIEW

For our third quarter of fiscal 2015, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

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

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers, most notably with our acquisition of Fotolia in January of 2015, to enable the delivery and purchase of stock assets in our new service called Adobe Stock. Overall, our strategy with Creative Cloud enables us to increase our revenue with users, attract more new customers, and shift our revenue to be more recurring and predictable as revenue is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for the first three quarters of fiscal 2015.

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

Total Creative ARR exiting the third quarter of fiscal 2015 was $2.29 billion, up from $1.61 billion at the end of fiscal 2014. We exited the third quarter of fiscal 2015 with 5.334 million paid Creative Cloud subscriptions, up 54% from 3.458 million at the end of fiscal 2014. In addition, net new subscriptions of 684 thousand added in the third quarter of fiscal 2015 grew 36% year-over-year when compared to net new subscriptions added in the third quarter of fiscal 2014. Our paid Creative Cloud subscriptions and ARR reported in the third quarter of fiscal 2015 reflect favorable adjustments due to an issue which caused retail point-of-sale units to be underreported over the prior three quarters. The adjustments added approximately 40 thousand net new subscriptions and $7 million in ARR over the period of the fourth quarter of fiscal 2014 through the second quarter of fiscal 2015.

Digital Media revenue in the second and third quarters of fiscal 2015 benefited from our acquisition of Fotolia, a leading marketplace for photos, images, graphics and video. We closed the acquisition in January 2015, and in June 2015 we launched Adobe Stock to simplify the buying and selling of stock content as part of the creative process.

Our Digital Media segment also includes our Document Cloud products and solutions, including our newly released Acrobat DC product which helped grow Document Cloud ARR to $357.0 million exiting the third quarter fiscal 2015, up from $265.0 million at the end of fiscal 2014.

Total Digital Media ARR grew to $2.65 billion at the end of the third quarter of fiscal 2015, up from $1.88 billion at the end of fiscal 2014, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in the third quarter of fiscal 2015 are based on currency rates set at the start of fiscal 2015 and held constant throughout the year.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud now includes eight solutions which address the expanding needs of marketers. In the third quarter of fiscal 2015, we achieved record Marketing Cloud revenue of $368.4 million, which represents 27% year-over-year revenue growth. In addition, we drove strong demand for our Marketing Cloud solutions, which we expect will positively benefit revenue growth in future quarters.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 28, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2014.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 28, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2015

•
During the three months ended August 28, 2015, our subscription revenue as a percentage of total revenue increased to 68% compared to 54% in the year-ago period as we transitioned more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $2.65 billion as of August 28, 2015 increased by $769 million, or 41%, from $1.88 billion as of November 28, 2014. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and continued adoption of our ETLAs, and to a lesser extent, the adoption of our Document Cloud offering through our ETLAs and increase in Document Cloud subscriptions.

•
Adobe Marketing Cloud revenue of $368.4 million during the three months ended August 28, 2015 increased by $78.3 million, or 27% compared with the year-ago period. The increase was primarily due to continued adoption of our Adobe Experience Manager (“AEM”) offering and increases in Adobe Campaign and Adobe Analytics revenue.

•
Our total deferred revenue of $1.31 billion as of August 28, 2015 increased by $150.7 million, or 13%, from $1.16 billion as of November 28, 2014 primarily due to increases in Creative Cloud individual and team subscriptions, ETLAs and new contracts and existing renewals for our Adobe Marketing Cloud services. Also contributing to the increase in deferred revenue were the increases associated with our stock photography offering from the acquisition of Fotolia during the first quarter of fiscal 2015.

•
Cost of revenue of $191.0 million during the three months ended August 28, 2015 increased by $33.3 million, or 21% compared with the year-ago period, primarily due to increased royalty costs including royalty payments related to our stock photography offering and amortization of intangibles from Fotolia acquired during the first quarter of fiscal 2015. Also contributing to the increase in cost of revenue were the increases in data center costs and costs associated with compensation and related benefits driven by additional headcount.

•
Operating expenses of $780.8 million during the three months ended August 28, 2015 remained relatively stable compared with the year-ago period. The increase in operating expenses due to increases in costs associated with compensation and related benefits driven by additional headcount were offset by decreases in operating expenses due to the HTEAL loss contingency reversal and timing of charitable contributions made to the Adobe Foundation.

•	Net income of $174.5 million during the three months ended August 28, 2015 increased by $129.8 million, or 290% compared with the year-ago period primarily due to revenue increases.

•
Net cash flow from operations of $1,015.0 million during the nine months ended August 28, 2015 increased by $127.3 million, or 14%, compared to the nine months ended August 29, 2014 primarily due to higher net income coupled with increases in income taxes payable, offset in part by increases in trade receivables associated with higher revenues and invoice timing.

Revenue for the Three and Nine Months Ended August 28, 2015 and August 29, 2014 (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Subscription	$829.1	$547.4	51%	$2,316.5	$1,447.6	60%
Percentage of total revenue	68%	54%		66%	47%
Product	275.3	349.1	(21)%	$840.6	$1,299.8	(35)%
Percentage of total revenue	23%	35%		24%	42%
Services and support	113.4	108.9	4%	332.0	326.3	2%
Percentage of total revenue	9%	11%		10%	11%
Total revenue	$1,217.8	$1,005.4	21%	$3,489.1	$3,073.7	14%

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

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and nine months ended August 28, 2015 and August 29, 2014 are as follows (dollars in millions):

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Digital Media	$588.3	$342.1	72%	$1,606.3	$862.7	86%
Digital Marketing	235.2	202.4	16%	694.8	578.1	20%
Print and Publishing	5.6	2.9	*	15.4	6.8	*
Total subscription revenue	$829.1	$547.4	51%	$2,316.5	$1,447.6	60%
_________________________________________

(*)	Percentage is not meaningful.

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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Digital Media	$769.7	$621.4	24%	$2,219.9	$1,954.1	14%
Percentage of total revenue	63%	62%		64%	64%
Digital Marketing	402.5	336.6	20%	1,126.1	981.4	15%
Percentage of total revenue	33%	33%		32%	32%
Print and Publishing	45.6	47.4	(4)%	143.1	138.2	3%
Percentage of total revenue	4%	5%		4%	4%
Total revenue	$1,217.8	$1,005.4	21%	$3,489.1	$3,073.7	14%

Digital Media

Revenue from Digital Media increased $148.3 million and $265.8 million during the three and nine months ended August 28, 2015, as compared to the three and nine months ended August 29, 2014 primarily driven by increases in revenue associated with our creative offerings. Document Cloud revenue remained stable during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014.

Revenue associated with our creative offerings, which includes our Creative Cloud and perpetual creative offerings, increased during the three and nine months ended August 28, 2015, as compared to the three and nine months ended August 29, 2014, primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in number of paid Creative Cloud individual and team subscriptions. Also contributing to the increase in our revenue associated with our creative offerings are the increases in revenue associated with our Creative Cloud Photography Plan subscription offering. The increases associated with our creative products were offset in part by expected declines in revenue associated with our other perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family, remained stable during the three and nine months ended August 28, 2015 as compared to the year ago period, as increases in revenue associated with eSign and our Document Cloud subscription offering were offset by decreases in revenue associated with our Document Cloud perpetual license offerings. Driving the increase in our Document Cloud subscription revenue was the adoption of our cloud offering through subscriptions and ETLAs.

Digital Marketing

Revenue from Digital Marketing increased $65.9 million and $144.7 million during the three and nine months ended August 28, 2015, as compared to the three and nine months ended August 29, 2014 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 27% and 20% during the three and nine months ended August 28, 2015, as compared to the year-ago period. Contributing to this increase were the continued adoption of our AEM term-based offering, and to a lesser extent, increases in revenue associated with Adobe Campaign, Adobe Analytics and Adobe Target.
Print and Publishing

Revenue from Print and Publishing remained stable during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Americas	$698.1	$582.0	20%	$2,011.9	$1,697.8	19%
Percentage of total revenue	57%	58%		58%	55%
EMEA	350.1	275.2	27%	981.1	871.6	13%
Percentage of total revenue	29%	27%		28%	28%
APAC	169.6	148.2	14%	496.1	504.3	(2)%
Percentage of total revenue	14%	15%		14%	17%
Total revenue	$1,217.8	$1,005.4	21%	$3,489.1	$3,073.7	14%

Overall revenue during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 increased in the Americas and EMEA. Revenue in the Americas and EMEA increased during the three and nine months ended August 28, 2015 as compared to the year-ago periods due to increases in Digital Media and Digital Marketing revenue while Print and Publishing revenue remained stable. The overall increase in EMEA revenue was slightly offset by declines due to the strengthening of the U.S. Dollar against the Euro, British Pound and other EMEA currencies during the three and nine months ended August 28, 2015 as compared to the year-ago periods. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC increased during the three months ended August 28, 2015 as compared to the year-ago period due to increases in Digital Media and Digital Marketing revenue while Print and Publishing revenue remained stable. Within APAC, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Revenue in APAC remained stable during the nine months ended August 28, 2015 as compared to the year-ago period due to decreases in Digital Media offset by increases in Digital Marketing and Print and Publishing revenue. The decline in Digital Media revenue was primarily due to expected decreases in perpetual license revenue, partially offset by increases in subscription revenue during the nine months ended August 28, 2015 as compared to the year-ago period.

Included in the overall increase in revenue for the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 were impacts associated with foreign currency as shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(32.0)	$(72.0)
British Pound	(5.2)	(10.8)
Other currencies	(3.4)	(9.0)
Total EMEA	(40.6)	(91.8)
Japanese Yen	(10.5)	(25.2)
Other currencies	(7.3)	(14.9)
Total revenue impact	(58.4)	(131.9)
Hedging impact:
Euro	7.0	33.7
British Pound	0.2	5.5
Japanese Yen	1.9	15.9
Total hedging impact	9.1	55.1
Total impact	$(49.3)	$(76.8)
During the three and nine months ended August 28, 2015, the U.S. Dollar strengthened against the Euro, British Pound, Japanese Yen and other Asian currencies causing revenue in EMEA and APAC measured in U.S. Dollar equivalents to decrease as compared to the three and nine months ended August 29, 2014. These decreases were partially offset by hedging gains from our Euro, British Pound and Japanese Yen hedging programs during the three and nine months ended August 28, 2015. We expect foreign currency fluctuations will continue to negatively impact our growth in reported revenue during the remainder of fiscal 2015.
Cost of Revenue for the Three and Nine Months Ended August 28, 2015 and August 29, 2014 (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Subscription	$103.6	$86.6	20%	$302.9	$247.5	22%
Percentage of total revenue	9%	9%		9%	8%
Product	24.6	23.2	6%	65.7	75.2	(13)%
Percentage of total revenue	2%	2%		2%	2%
Services and support	62.8	47.9	31%	174.4	138.4	26%
Percentage of total revenue	5%	5%		5%	5%
Total cost of revenue	$191.0	$157.7	21%	$543.0	$461.1	18%
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

Cost of subscription revenue increased due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Data center cost	6%	4%
Amortization of purchased intangibles	5	3
Compensation cost and related benefits associated with headcount	4	4
Depreciation expense	3	3
Royalty cost	—	4
Various individually insignificant items	2	4
Total change	20%	22%

Data center costs increased during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Amortization of purchased intangibles increased during the three and nine months ended August 28, 2015 as compared to the year-ago periods primarily due to amortization of Fotolia intangibles acquired in the first quarter of fiscal 2015. Depreciation expense increased during the three and nine months ended August 28, 2015 as compared to the year-ago periods primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business.
Royalty costs remained stable during the three months ended August 28, 2015 as compared to the year ago periods as the increased royalty payments related to our stock photography offering from the acquisition of Fotolia in the first quarter of fiscal 2015 were offset by the impact of higher royalty payments from product updates in the third quarter of fiscal 2014. Royalty costs increased during the nine months ended August 28, 2015 as compared to the year-ago period primarily due to increases in subscriptions and downloads of our SaaS offerings and increased royalties due to the introduction of stock photography into our subscription offerings during fiscal 2015.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Fluctuations in cost of product revenue were due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Royalty cost	20%	(1)%
Amortization of purchased intangibles	(5)	(2)
Cost of sales	(4)	(5)
Localization costs	(2)	2
Excess and obsolete inventory	(2)	(4)
Various individually insignificant items	(1)	(3)
Total change	6%	(13)%
Cost of product revenue increased during the three months ended August 28, 2015 as compared to the three months ended August 29, 2014 primarily due to an increase in royalty costs, partially offset by decreases in amortization of purchased intangibles, cost of sales, localization costs and excess and obsolete inventory. Driving the increase in royalty costs were increased royalty payments related to our stock photography perpetual offering from our acquisition of Fotolia that closed during the first quarter of fiscal 2015.
Cost of product revenue decreased during the nine months ended August 28, 2015 as compared to the nine months ended August 29, 2014 primarily due to decreases in royalty costs, amortization of purchased intangibles, costs of sales, localization costs and excess and obsolete inventory. Royalty costs decreased during the nine months ended August 28, 2015 as compared to the year-ago period due to decreases in revenue from our perpetual offerings which were slightly offset by increased royalty payments related to our stock photography perpetual offering.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 primarily due to increases in compensation and related benefits driven by additional headcount and third-party fees to support the increase in our professional services business.
Operating Expenses for the Three and Nine Months Ended August 28, 2015 and August 29, 2014 (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Research and development	$218.7	$212.0	3%	$642.2	$630.7	2%
Percentage of total revenue	18%	21%		18%	21%
Sales and marketing	422.0	406.5	4%	1,241.8	1,243.4	*
Percentage of total revenue	35%	40%		36%	40%
General and administrative	122.6	141.7	(13)%	397.9	409.8	(3)%
Percentage of total revenue	10%	14%		11%	13%
Restructuring and other charges	(0.8)	0.2	**	1.0	0.5	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	18.2	13.1	39%	50.6	40.0	27%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$780.8	$773.5	1%	$2,333.5	$2,324.4	*
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased slightly during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Compensation and related benefits associated with headcount	2%	2%
Compensation associated with cash and stock-based incentives	(1)	(1)
Various individually insignificant items	2	1
Total change	3%	2%

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced offerings and solutions. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our subscription and service offerings, applications and tools.

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
Sales and marketing expenses increased during the three months ended August 28, 2015 as compared to the three months ended August 29, 2014 due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Compensation associated with cash incentives	(3)%	(3)%
Compensation and related benefits associated with headcount	4	3
Marketing spending related to product launches and overall marketing efforts	4	—
Various individually insignificant items	(1)	—
Total change	4%	—%

Sales and marketing expenses remained stable during the nine months ended August 28, 2015 as compared to the nine months ended August 29, 2014.

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

General and administrative expenses decreased during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 due to the following:

	% Change 2015-2014 QTD	% Change 2015-2014 YTD
Compensation associated with stock-based incentives	(2)%	(3)%
Compensation and related benefits associated with headcount	3	3
Charitable contributions	(7)	1
Loss contingency	(7)	(2)
Various individually insignificant items	—	(2)
Total change	(13)%	(3)%
The decrease in charitable contributions during the three months ended August 28, 2015 as compared to the three months ended August 29, 2014 is primarily due to the timing of planned contributions to the Adobe Foundation.
The decrease in loss contingency during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 is due to the reversal of the previously anticipated loss associated with the HTEAL proceedings. See Note 12 of our Notes to the Condensed Consolidated Financial Statements for further information regarding the HTEAL proceedings.
Restructuring and Other Charges
Charges and credits related to our restructuring plans for the three and nine months ended August 28, 2015 and August 29, 2014 were immaterial.
Amortization of Purchased Intangibles
Amortization expense increased during the three and nine months ended August 28, 2015, respectively, as compared to the three and nine months ended August 29, 2014. The increase is primarily due to amortization expense associated with intangible assets purchased through our acquisition of Fotolia in the first quarter of fiscal 2015.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 28, 2015 and August 29, 2014 (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Interest and other income (expense), net	$4.4	$1.5	**	$11.5	$7.2	**
Percentage of total revenue	*	*		*	*
Interest expense	(16.5)	(13.4)	23%	(47.6)	(47.1)	1%
Percentage of total revenue	(1)%	(1)%		(1)%	(2)%
Investment gains (losses), net	(1.3)	0.7	**	0.3	0.8	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(13.4)	$(11.2)	20%	$(35.8)	$(39.1)	(8)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest and other income (expense), net increased during the three months ended August 28, 2015 as compared to the three months ended August 29, 2014 primarily due to increased interest income on fixed income investments due to higher average interest rates, and decreased foreign exchange losses. Interest and other income (expense), net increased during the nine months ended August 28, 2015 as compared to the nine months ended August 29, 2014 primarily due to increased interest income on fixed income investments due to higher average invested balances and interest rates, partially offset by decreased realized gains on fixed income investments.
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
Interest expense increased during the three and nine months ended August 28, 2015 as compared to the three and nine months ended August 29, 2014 due to increases in total debt, partially offset by the favorable impact of the interest rate swaps. See Notes 5 and 13 of our Notes to Condensed Consolidated Financial Statements for further details regarding our senior notes and interest rate swaps.
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
Total investment gains (losses), net decreased during the three months ended August 28, 2015 as compared to the three months ended August 29, 2014 primarily due to unrealized losses on our deferred compensation plan assets, offset in part by higher realized gains on our deferred compensation plan assets and the sale of a direct investment in a privately held company. Total investment gains (losses), net during the nine months ended August 28, 2015 and August 29, 2014 were immaterial.

Provision for Income Taxes for the Three and Nine Months Ended August 28, 2015 and August 29, 2014 (dollars in millions)

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Provision	$58.2	$18.3	218%	$170.0	$68.8	147%
Percentage of total revenue	5%	2%		5%	2%
Effective tax rate	25%	29%		29%	28%

Our effective tax rate decreased by four percentage points for the three months ended August 28, 2015 as compared to the three months ended August 29, 2014. The decrease was primarily due to revised estimates of U.S. tax benefits that we were entitled to take upon filing our income tax returns in the third quarter of fiscal 2015.
Our effective tax rate increased by one percentage point for the nine months ended August 28, 2015 as compared to the nine months ended August 29, 2014. The effective income tax rate increase is related to the one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the reinstatement of the U.S. Research and Development credit in December 2014, the completion of certain income tax examinations and the revised estimates discussed above. The reinstatement of the credit was retroactive to January 1, 2014. A tax benefit for the credit relating to fiscal 2014 was reflected in its entirety in the first quarter of fiscal 2015.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at August 28, 2015 was $254.6 million, exclusive of interest and penalties. If the total unrecognized tax benefits at August 28, 2015 were recognized in the future, $211.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $42.7 million federal benefit related to deducting certain payments on future state tax returns.
As of August 28, 2015, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $27.0 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	August 28, 2015	November 28, 2014
Cash and cash equivalents	$829.3	$1,117.4
Short-term investments	$2,839.4	$2,622.1
Working capital	$2,465.1	$2,107.9
Stockholders’ equity	$6,841.3	$6,775.9

A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 28, 2015	August 29, 2014
Net cash provided by operating activities	$1,015.0	$887.7
Net cash used for investing activities	(1,202.4)	(412.7)
Net cash used for financing activities	(85.5)	(403.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(15.2)	(2.3)
Net decrease in cash and cash equivalents	$(288.1)	$68.8

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,015.0 million for the nine months ended August 28, 2015 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and income taxes payable. The increase in deferred revenue is primarily due to increased subscriptions for our individual and team Creative Cloud offerings, and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans. The increase in income taxes payable is primarily due to the higher taxable income levels during the nine months ended August 28, 2015.

The primary working capital uses of cash were decreases in accrued expenses and increases in prepaid expenses and other current assets. Accrued expenses decreased primarily due to payment of fiscal 2014 bonuses, commissions, and other incentive plans in the first quarter of fiscal 2015. We also made our two semi-annual interest payments associated with our senior notes during the nine months ended August 28, 2015. These reductions were partially offset by additional interest accruals made during the period. Prepaid expenses and other current assets increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expense, which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Also contributing to the increase in prepaid expenses and other current assets are the payments of annual maintenance agreements and annual insurance contracts which are billed on a calendar year basis and paid in beginning of the fiscal year.

Cash Flows from Investing Activities
Net cash used for investing activities of $1,202.4 million for the nine months ended August 28, 2015 was primarily due to purchases of short-term investments and our acquisition of Fotolia. Other uses of cash during the nine months ended August 28, 2015 represented purchases of property and equipment, and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments. See Note 2 of our Condensed Consolidated Financial Statements for more detailed information regarding our acquisition of Fotolia.
Cash Flows from Financing Activities
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of $7.9 million in connection with our 2025 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method.

We used $600 million of the proceeds from the 2025 Notes offering to repay the outstanding balance plus accrued and unpaid interest of the $600 million 3.25% senior notes due February 1, 2015 (“2015 Notes”). The remaining proceeds were for general corporate purposes. See Note 13 of our Condensed Consolidated Financial Statements for more detailed information.

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during the nine months ended August 28, 2015 include the purchases and issuances of treasury stock. Payments for our treasury stock repurchases and costs associated with the issuance of treasury stock were offset in part by proceeds from issuance of treasury stock during the nine months ended August 28, 2015. See the section titled “Stock Repurchase Program” discussed below.

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
As of August 28, 2015, we have accrued total restructuring charges of $4.6 million. Substantially all of this amount relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which approximately 34% will be paid through fiscal 2016.
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
As of August 28, 2015, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”) and $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”).
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018.
On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement.
As of August 28, 2015, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 58% of our consolidated invested balances during the third quarter of fiscal 2015. The fixed income portfolio is primarily invested in corporate bonds and commercial paper, money market mutual funds, municipal securities, asset-backed securities, U.S. agency securities and U.S. Treasury securities.
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
During the nine months ended August 28, 2015 and August 29, 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $475 million, respectively. Of the $500 million prepayments during the nine months ended August 28, 2015, $300 million was under the new $2 billion stock repurchase program and the remaining $200 million was under the previous $2 billion authority. The prepayment of $475 million for the nine months ended August 29, 2014 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 28, 2015, we repurchased approximately 6.7 million shares at an average price of $75.93 through structured repurchase agreements entered into during fiscal 2014 and the nine months ended August 28, 2015. During the nine months ended August 29, 2014, we repurchased approximately 9.0 million shares at an average price of $62.42 through structured repurchase agreements entered into during fiscal 2013 and the nine months ended August 29, 2014.
For the nine months ended August 28, 2015, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by August 28, 2015 were excluded from the computation of earnings per share. As of August 28, 2015, $34.9 million of prepayments remained under the agreement.
Subsequent to August 28, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $125 million stock repurchase agreement, $1.575 billion remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 28, 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014. Our principal commitments as of August 28, 2015 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the nine months ended August 28, 2015. See Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Senior Notes
In January 2015, we issued the 2025 Notes and settled the 2015 Notes. The following table updates our senior notes obligations as of August 28, 2015 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$2,401.1	$75.3	$150.5	$1,029.1	$1,146.2
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At August 28, 2015, our maximum commitment for interest payments was $501.1 million for the remaining duration of our senior notes.
In June of fiscal 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of August 28, 2015, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the nine months ended August 28, 2015, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 28, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 28, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We offer our products on a variety of PC, tablet and mobile devices. Recent trends have shown a technological shift from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices, our business could be harmed. To the extent that consumer purchases of these devices slow down, or to the extent that significant demand arises for our products or competitive products on other platforms before we offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short product and service life cycles, price sensitivity on the part of customers and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems (that do not support our solutions) achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 28, 2014.
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
We often release new offerings and employ new software and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent on our ability (1) to include functionality and usability that address customer requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. New product and service offerings could subject us to increased risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products in certain geographies, customer concerns with entrusting a third party to store and manage its data, public concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. If we are unable to respond to these threats, our business could be harmed.
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
Our subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.
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
The hosted business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of seats or licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenues may decline.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data-security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system. The costs to eliminate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers . It is impossible to predict the impact of these problems on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to one of our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines for us, governmental inquiry or oversight or a loss of customer confidence, any of which could damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand image.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with large bases of users), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenues or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government’s ability to purchase our products and solutions, our revenues could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

A financial institution credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners, on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.
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
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multinational corporation;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, including, but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including, but not limited to, claims from terminated employees, customers, former stockholders or other third parties;

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential inability to conclude that our internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.
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
Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business.
Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. Despite these measures, as we have previously disclosed, hackers have managed to access certain of our source code and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations, enforcing our rights may be difficult or costly.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our new business models and expose us to increased liability.
Our industry is highly regulated, including for privacy and data security. We are also expanding our business in countries that have more stringent data protection laws than those in the U.S. Privacy laws, including laws enforcing a “right to be forgotten”, are changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy, as well as third-party products purporting to address privacy concerns, could affect the functionality of and demand for our products, thereby harming our revenues.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers (collectively, “channels”). Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among end users depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such end users’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We contractually obligate customers to represent to us that they provide their end users the opportunity to “opt out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
If we fail to process transactions effectively, our revenue and earnings may be harmed.
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
We contract with a number of software distributors, none of which is individually responsible for a material amount of our total net revenue for any recent period. If any single agreement with one of our distributors were terminated, any prolonged delay in securing a replacement distributor could have a negative impact on our results of operations.

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
Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer.
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
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if the third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and we could lose customers and associated revenues.
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
We spend substantial time and expense on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations.  Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our long sales cycle for these products makes it difficult to predict when a given sales cycle will close.
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
We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation could have an adverse effect on our business.
We face various risks associated with our operating as a multinational corporation.
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
We have $1.9 billion in senior unsecured notes outstanding. We also have a $1 billion revolving credit facility, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
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
If we are unable to recruit and retain key personnel, our business may be harmed.
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
Our cash equivalent and short-term investment portfolio as of August 28, 2015 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 28, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 28, 2015. See Note 10 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,866,672
May 30—June 26, 2015
Shares repurchased	841	$79.30	841	$(66,672)
June 27, 2015—July 24, 2015
Shares repurchased	392	$81.26	392	$(31,818)	(2)
July 25—August 28, 2015
Shares repurchased	405	$82.25	405	$(33,331)	(2)
Total	1,638		1,638	$1,734,851
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2.0 billion stock repurchase program.

(2)
In June 2015, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $100 million. As of August 28, 2015, $34.9 million of the prepayment remained under this agreement.

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

Date: September 23, 2015

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Fotolia
Photoshop
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/24/15	10.3	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/10/15	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	1/29/10	10.1	000-15175

10.4F	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3	000-15175

10.4G	Form of Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2011 Performance Share Program)*	8-K	12/20/10	99.5	000-15175

10.4H	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4I	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4J	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4K	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4L	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4M	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4N	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4O	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/2015	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2015 Performance Share Program	8-K	1/28/2015	10.3	000-15175

10.4Q	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4R	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4S	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Macromedia, Inc. 2002 Equity Incentive Plan, as amended*	S-8	8/10/05	4.08	333-127392

10.7	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.9A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.9B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.9C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.10	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.11A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.11B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.12A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.12B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.12C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.13	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.14	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.15	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.16A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.16B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.17	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.18	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4	000-15175

10.19	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5	000-15175

10.20	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.21	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.22	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.23	2015 Executive Annual Incentive Plan*	8-K	1/28/2015	10.5	000-15175

10.24	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.25	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.26	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.27	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.28	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.29	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.30A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.30B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.31	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.32	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.33	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.34	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.35	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.36	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.37A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.37B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.37C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.38	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	Reference to Exhibit 10.6 is to a filing made by Macromedia, Inc. References to Exhibits 10.12A through 10.16B are to filings made by Omniture, Inc.

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