Form 10-K
period 2015-11-27
ADOBE SYSTEMS INC
filed 2016-01-19
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 29, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,964,797,377 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 15, 2016, 498,330,407 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 27, 2015, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2016. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 18 of our Notes to Consolidated Financial Statements for further geographical information.
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
BUSINESS OVERVIEW

For over 30 years, Adobe’s innovations have transformed how individuals, businesses and governments interact. Across these markets, we help our customers create and deliver the most compelling experiences in a streamlined workflow, and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anywhere, anytime.
While we continue to offer a broad portfolio of products and solutions, we focus our investments in two strategic growth areas:
Digital Media—providing tools, services and solutions that enable individuals, small and medium businesses and enterprises to create, publish and promote their content anywhere. Our customers include content creators, web designers, app developers and digital media professionals, as well as management in marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate and distribute documents. This is the core of what we have delivered for over 25 years, and we have evolved our business model rapidly to provide these customers with a more complete and integrated workflow across the variety of new devices, formats and business models that continue to emerge.
Digital Marketing—providing solutions and services for creating, managing, executing, measuring and optimizing digital advertising and marketing campaigns across multiple channels. Our customers include marketers, advertisers, agencies, publishers, merchandisers, web analysts, marketing executives, information management executives, product development executives, and sales and support executives. We process over forty trillion data transactions a year via our SaaS products, providing our customers with analytics, social, targeting, media optimization, digital experience management, cross-channel campaign management, audience management and video solutions. This complements our digital media franchise, bringing together the art of creating and managing content with the science of measuring and optimizing it, enabling our customers to achieve their optimal business outcomes.
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
SEGMENTS
Our business is organized into three reportable segments: Digital Media, Digital Marketing and Print and Publishing. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around the company’s two strategic growth opportunities described above, placing our Print and Publishing business in a third segment that contains many of our mature products and solutions.
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2016 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of our Notes to Consolidated Financial Statements for further segment information.
PRODUCTS AND SERVICES OVERVIEW
Digital Media
Digital Media Opportunity
Recent trends in digital communications continue to provide a significant market opportunity for Adobe in digital media. Due to the increase in mobile computing, rich media consumed in digital environments and the rise of online social communities, the demand for digital media solutions to create engaging online experiences is higher than ever. Adobe is in a unique position to capitalize on this opportunity by delivering rapid innovation to increase our customer reach, deepen engagement with communities and accelerate long-term revenue growth by focusing on cloud-based offerings, which are licensed on a subscription basis.
The flagship of our Digital Media business is Creative Cloud—a subscription service that allows members to download and install the latest versions of our creative products such as Adobe Photoshop, Adobe Illustrator, Adobe Premiere Pro, Adobe Photoshop Lightroom and Adobe InDesign. Creative Cloud members can also access a growing marketplace of digital content through Adobe Stock, a leading online marketplace for photos, graphics and videos. Creative Cloud also offers members access to online services to sync, store, and share files, participate in our Behance community of more than five million creative professionals, publish and deliver digital content via app stores, develop mobile apps, and create and manage websites. Adobe is redefining the creative process with Creative Cloud so that our customers can obtain everything they need to create, collaborate and deliver engaging digital content.
Creative Cloud addresses the needs of creative professionals including graphic designers, production artists, web designers and developers, user interface designers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and document creation and collaboration. End users of our creative tools work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and consumers also use our products to create and deliver creative content.
In addition to Creative Cloud, our Digital Media business offers many of the products included in Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products, and also offers a range of other creative tools and services, including our hobbyist products such as Adobe Photoshop Elements and Adobe Premiere Elements, Adobe Digital Publishing Solution (formerly Adobe Digital Publishing Suite), Adobe Typekit and mobile apps such as Adobe Photoshop Mix, Adobe Photoshop Sketch, Adobe Photoshop Fix and Adobe Premiere Clip that run on tablets and mobile devices. Further descriptions of our Digital Media products are included below under “Principal Products and Services”.

Adobe’s Digital Media segment also includes our Document Cloud business, built around our Acrobat family of products, the Adobe Acrobat Reader and a set of integrated cloud-based document services. For over twenty years, Adobe Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Adobe Acrobat Reader. Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product and its innovative cloud services, we have extended the capabilities of our solution. Users can take advantage of electronic document signing with Adobe eSign (formerly EchoSign) and manage, track and control documents through Adobe Send & Track.
Digital Media Strategy
Our goal is to be the leading provider of tools and services that allow individuals, small and medium businesses and enterprises to create, publish and monetize their content anywhere.
Creative Cloud, a subscription service with competitive monthly pricing, is attractive to users of older versions of our products who desire to use our latest releases and services, but who in the past have been unwilling to upgrade to newer versions due to price sensitivity. Similarly, as we gain new customers, we expect to continue to drive new user adoption of our creative business over the next several years outside of our core creative professional target market because of Creative Cloud’s attractive monthly subscription pricing combined with the strong brand of our creative products and the broad value proposition provided by Creative Cloud. We anticipate that our sustained focus on a subscription model will continue to increase the amount of our recurring revenue that is ratably reported, driven by broader Creative Cloud adoption over the next several years.
To accelerate the adoption of Creative Cloud, we have focused on migrating existing users of our creative products from perpetual licenses to a subscription-based offering, as well as driving new customer adoption. Aspects of this strategy include: focusing future innovation by our engineering teams on delivering new cloud-based functionality, such as Creative Cloud Libraries and Adobe CreativeSync, to enable our customers to use our creative tools and services across a variety of devices in ways that are not possible with previous desktop versions; integrating Creative Cloud with our Adobe Stock online marketplace offerings; increasing the value of Creative Cloud by delivering frequent product updates and enhancements to subscribers to address their content creation challenges; using promotions to attract customers to the offering; expanding our go-to-market reach through channel partners to reach new customers; and utilizing Creative Cloud for teams and Creative Cloud for enterprise offerings to drive broad adoption with customers who license our products in volume.
As part of our Creative Cloud strategy, we utilize our digital marketing solutions to drive customer awareness of our creative products and increase sales of our products through our website and across other channels. Adobe.com is increasingly becoming the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
In our Document Cloud business, although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who still need the capabilities provided by Acrobat. We plan to continue to market the benefits of our Document Cloud solutions, combined with the low entry point of subscription-based pricing, to individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world and increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets, while simultaneously enhancing and building out the delivery of cloud-based document services to our Acrobat and Adobe Acrobat Reader users. We intend to continue to promote the capabilities of our cloud-based document solution, such as its integration with users’ Dropbox documents, to millions of Acrobat users and hundreds of millions of Adobe Acrobat Reader users. Our Adobe eSign services provide a green alternative to costly paper-based solutions, and are an easier way for customers to manage their contract workflows. We believe that by growing the awareness of eSign services in the broader contract delivery and signing market and continuing to add new capabilities to this offering, we can help our customers migrate away from paper-based express mailing and adopt our solution, growing our revenue with this business in the process.
Digital Marketing
Digital Marketing Opportunity
Consumers today increasingly demand personalized content and experiences in their online interactions, across multiple channels and devices. As a result, any business or entity with an online presence must figure out how to best attract, engage, acquire and retain customers in a world where the reach and quality of experiences directly impacts success. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content. Marketing executives are increasingly demanding solutions that optimize their consumers’ experiences and deliver the greatest return on their marketing spend so they can demonstrate the success of their programs using objective metrics.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. Chief Marketing Officers, digital marketers, advertisers and publishers are increasingly steering their marketing, advertising, and development budgets toward digital media. Many industry analysts predict more advertising dollars will be spent in digital than in traditional media in the future. As marketers make this move to digital, our opportunity is accelerating as customers look for vendors to help them navigate this transition. However, marketing in a digital world is not simply about executing campaigns in each digital channel. Marketers, and entire enterprises, also need to ensure they deliver meaningful experiences to their consumers across both digital and traditional channels and in areas such as sales, support, and product interactions where consumers expect experiences to be personalized.
Our Digital Marketing business targets this large and growing opportunity by providing comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager, Adobe Campaign, Adobe Audience Manager and Adobe Primetime, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized brand experience to their consumers.
In addition to Chief Marketing Officers and digital marketers, users of our Adobe Marketing Cloud solutions include marketing professionals such as search engine marketers, media managers, media buyers and marketing research analysts. Customers also include web content editors, web analysts and web marketing managers. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings and our video workflow and delivery technologies. By combining the creativity of our Digital Media business with the science of our Digital Marketing business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
Our Digital Marketing segment also contains two legacy enterprise software offerings: our Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform. Since fiscal 2012, the focus of marketing and licensing of these products has been to financial services and government markets, driven by a subset of our enterprise sales force. We have also been focused on migrating some legacy LiveCycle customers to an updated offering with similar capabilities based on our Adobe Experience Manager solution.
Digital Marketing Strategy
Our goal is to be the leading provider of marketing solutions and a standard for the way digital advertising and marketing is created, measured, managed, executed and optimized.
We believe that our success will be driven by focusing our efforts on making Adobe Marketing Cloud the most comprehensive and integrated marketing solution available. Adobe Marketing Cloud consists of eight key solutions—Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager, Adobe Campaign, Adobe Audience Manager and Adobe Primetime. Adobe Marketing Cloud provides marketers with key capabilities, such as the ability to:

•
Combine data across the Adobe Marketing Cloud solutions and third-party data sources, such as customer relationship management, point of sale, email, and survey, to create a single view of the consumer;

•	Deliver personalized customer experiences across channels and on any device;

•	Use predictive analytics to enable marketers to utilize past marketing program data and success to predict and drive their future success with digital marketing programs;

•	Access all Adobe Marketing Cloud solutions from one centralized platform and visualize, socialize, and collaborate across teams with the interface;

•	Interact with creatives through integration with Creative Cloud, enabling content creators and marketers to collaborate and communicate in real time within a cloud-based platform;

•	Accurately forecast and continually optimize their mix of campaigns across digital media;

•	Provide robust cross-channel campaign management capabilities utilizing real-time insights, rich customer data and a sophisticated automation and execution platform;

•	Manage, publish, track, and monetize social programs;

•	Store, assemble, and distribute digital assets to deliver high-quality brand, campaign, and content experiences;

•	Build unique audience profiles, allowing marketers to identify their most valuable segments and use them across digital channels;

•	Easily add, alter, and deploy marketing tags on websites, resulting in consistent page performance and accurate data collection; and

•	Integrate with a robust network of partners, covering the expansive digital marketing ecosystem.
To drive growth of Adobe Marketing Cloud, we also intend to streamline how customers learn about, acquire and deploy Adobe Marketing Cloud solutions. We believe we can accelerate the growth of our business by continuing to build out more direct sales capacity, as well as continuing to enable a rich ecosystem of agencies and SIs who sell, implement and service our solutions. We believe these investments will result in continued growth in revenue in our Digital Marketing segment in fiscal 2016 and beyond.
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
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2015, we maintained a relatively consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Products
Creative Cloud
Creative Cloud is a subscription offering that enables the creation of rich and engaging digital content. Through Creative Cloud, users can easily explore, create, publish and share their work across devices, the desktop and the web. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily access their work, the ability to sync their files to virtually any device, collaboration capabilities with team members, and new products and exclusive updates as they are developed.

Creative Cloud members can build a Creative Profile which persists wherever they are. A user’s Creative Profile moves with them via Creative Cloud services from app-to-app and device-to-device, giving them immediate access to their personal files, photos, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. Furthermore, CreativeSync synchronizes all files, photos, fonts and other assets used in a particular workflow so that users can begin creative work on any device and seamlessly continue it on another.
New Creative Cloud services have been developed and delivered to subscribers to increase the utilization of Creative Cloud capabilities beyond the use of our desktop applications. One of these new services, Adobe Stock, is an online marketplace with over 40 million curated photos, graphics and videos that is deeply integrated with Creative Cloud apps. We believe services such as Adobe Stock will drive higher user interaction with Creative Cloud and create upsell opportunities as users increasingly utilize higher-tiered versions of these services.
New mobile apps that run on tablets and smartphones enable connections between essential Creative Cloud desktop tools and a new family of mobile apps that extend the capabilities of Photoshop, Illustrator, Premiere Pro and Lightroom onto mobile devices. Our mobile apps enable users to create designs with tablets and bring them into their creative workflows.

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
Photoshop
Adobe Photoshop CC is the world’s most advanced digital imaging software. It is used by photographers, designers, animators, web professionals, and video professionals, and is available to Creative Cloud subscribers. Customers can also subscribe to Photoshop CC as an individual subscription product, or through our Creative Cloud Photography Plan, which is an offer targeted at photographers and photo hobbyists and includes our popular Photoshop Lightroom product as a companion tool to Photoshop. We also offer Photoshop Elements separately, which is targeted at consumers who desire the brand and power of Photoshop through an easy-to-use interface. For tablet and smartphone users, we offer several mobile apps including Photoshop Sketch, Photoshop Mix, Lightroom for mobile and Photoshop Fix—all of which enable sophisticated photo editing and content creation using a touch-based interface on tablet and mobile devices.
Illustrator
Adobe Illustrator CC is our industry-standard vector graphics software used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw to gain access to Illustrator capabilities on their tablets and mobile devices, and sync their work through CreativeSync for use with Illustrator on their desktop.
InDesign
InDesign is the leading professional page layout software for print and digital publishing. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. Customers can create simple or complex layouts quickly and efficiently with precise control over typography, built-in creative tools, and an intuitive design environment. Tight integration with other Adobe software such as Photoshop, Illustrator, Acrobat, and Adobe Animate enables customers to work productively in print and digital workflows. Customers can also access Adobe Digital Publishing Solution from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.
InDesign is built for designers, prepress and production professionals, and print service providers who work for magazines, design firms, advertising agencies, newspapers, book publishers, and catalog companies, as well as in corporate design, commercial printing, and other leading-edge publishing environments. Customers using InDesign often use Adobe InCopy, a companion product used for professional writing and editing to enable an efficient collaborative workflow between design and editorial staff. InDesign and InCopy are available to Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual subscription product.
Adobe Premiere Pro
Adobe Premiere Pro is our powerful, customizable, nonlinear video editing tool used by video professionals. Customers can import and combine virtually any type of media, from video shot on a smartphone to raw 4K and higher resolution footage, and then edit in its native format without transcoding. The user interface includes a customizable timeline and numerous editing shortcuts which enable faster, keyboard-driven editing.
With the demands of shorter production schedules and high-resolution digital media formats, real-time performance is crucial to videographers. Premiere Pro utilizes our Mercury Playback Engine to provide the fastest performance solution in the industry. It also supports a vast majority of formats, and customers can now use multiple graphics cards to accelerate render and export times. As part of Creative Cloud, Premiere Pro tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual subscription product.
To address the increase in use of video capture and sharing on mobile devices, we offer Adobe Premiere Clip, which provides users with easy-to-use features to quickly edit and enhance video, and Adobe Capture CC, which provides an easy way to capture and share production-quality lighting and color schemes. We also offer an Elements version of Premiere Pro, which is a powerful yet easy-to-use video-editing software for home video editing. Premiere Elements provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions and create custom DVDs for sharing video with friends and family.

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
Dreamweaver
Dreamweaver provides a complete toolset for professional web designers and front-end developers to create, code and manage modern, responsive websites. Dreamweaver makes it fast and efficient to design and develop responsive sites from scratch or with built-in templates, preview them in real time on mobile devices and quickly extract web-optimized elements from Adobe Photoshop documents directly into projects. Dreamweaver recently combined innovative visual aids with first-class support for the Bootstrap framework, making it the premiere tool for responsive web design. Device Preview in Dreamweaver makes it easy to preview and inspect websites or mobile app designs on actual devices. As part of Creative Cloud, Dreamweaver tightly integrates with other Adobe creative applications like Photoshop, as well as services like Adobe Stock and Typekit. Customers can also subscribe to use Dreamweaver as an individual subscription product.
Animate
Adobe Animate CC, formerly Adobe Flash Professional, is the leading toolset for professional designers to create interactive animations, and publish them to multiple formats or platforms - including HTML5 Canvas, WebGL, SWF, FLV or even custom platforms. Using Animate, professional designers can reach viewers on virtually any desktop or mobile device. Animate is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product.

Digital Publishing Solution
Adobe Digital Publishing Solution is a complete solution that enables media publishers, large brand organizations, enterprise customers and advertising agencies to transform their print publications into interactive digital reading experiences for tablet devices and smartphones. Consisting of hosted services and viewer technology, Digital Publishing Solution tightly integrates with our Creative Cloud applications for efficient design, distribution, and monetization of a new class of innovative magazines, newspapers, brand loyalty materials, merchandising content, marketing communications, and more. A wide range of media publishers have used Digital Publishing Solution to produce well-known titles. Businesses are also using Digital Publishing Solution to produce corporate publications.
Typekit

Adobe Typekit is a subscription font service that brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop, and endless typographic inspiration. The full font library is available to Creative Cloud subscribers, while a more limited option is available to consumers free of charge.

Behance

Behance is the leading social community to showcase and discover creative work online. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.

Acrobat and Document Cloud
Adobe Document Cloud is a complete portfolio of secure digital document solutions that speeds business transactions through digital workflows. With Adobe Document Cloud, users can create, review, approve, sign and track documents, whether on a desktop or mobile device.
At the heart of Adobe Document Cloud is Adobe Acrobat DC, the industry standard for PDF creation and conversion. Acrobat enables users to create secure, reliable and compact Adobe PDF documents from desktop authoring applications such as Microsoft Office software, graphics applications and more. Use of Acrobat enables automated collaborative workflows with a rich set of commenting tools and review tracking features and includes everything needed to create and distribute rich, secure electronic documents that can be viewed easily within leading web browsers or on computer desktops via the free Adobe Acrobat Reader.
Acrobat DC is available to both Creative Cloud and Document Cloud subscribers. Customers can also license Acrobat Pro or Acrobat Standard (which has a subset of Acrobat Pro features) as individual point products, either as a subscription or in the form of desktop software. Adobe Acrobat DC is also available as a free mobile app that allows users to view, create and edit documents, and Mobile Link synchronizes those files across multiple devices. Adobe Acrobat Reader is our free software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms. Users of both Adobe Acrobat DC and Adobe Acrobat Reader can also access, edit and save changes to their PDF files stored on the Dropbox website or mobile app.
Our eSign Services, which can be purchased as part of Document Cloud, allow users to safely electronically send and sign any document from any device. Adobe eSign Manager DC is a mobile app companion for our eSign Services that allows users to electronically sign documents and forms, send them for signature, track responses in real-time, and obtain instant signatures with in-person signing. Adobe eSign integrates with Adobe Experience Manager Forms to provide seamless experiences to customers across web and mobile sites. We also plan to integrate key components of Adobe Marketing Cloud to help businesses test, measure and manage documents in order to provide the same visibility into usage and interactions with documents that marketers already have with digital marketing assets today.
Adobe Marketing Cloud Solutions
Adobe Analytics
Adobe Analytics helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. With intuitive and interactive dashboards and reports, our customers can sift, sort, and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Adobe Analytics enables web, social, video, mobile, attribution, and predictive analytics across online and offline channels to continuously improve the performance of marketing activities. It also provides the ability to perform advanced ad-hoc segmentation and to integrate data from offline and third-party sources.
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
Adobe Media Optimizer
Adobe Media Optimizer is a powerful advertisement management platform. Customers get a consolidated view of how their media is performing, along with tools to both accurately forecast and continually optimize their mix of paid campaigns across digital media. Media Optimizer includes cross-channel optimization capabilities, search engine marketing management, and display and social advertising management.
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
Adobe Campaign
Adobe Campaign enables marketers to orchestrate personalized experiences determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers. Features also included targeted segmentation, email execution, real-time interaction, in-app messaging, and operational reporting to easily see how well campaigns are performing.
Adobe Audience Manager
Adobe Audience Manager is a data management platform that helps digital publishers build unique audience profiles in order to identify the most valuable segments and use them across any digital channel. Adobe Audience Manager consolidates audience information from all available sources. It then identifies, quantifies, and optimizes high-value target audiences, which can then be offered to advertisers via an integrated, secure, privacy-friendly management system that works across all advertising distribution platforms. Adobe Audience Manager provides access to multiple data sources, offering digital publishers the ability to use a wide variety of third-party data as well as Audience Manager’s private data co-op.

Adobe Primetime
Adobe Primetime is a modular platform for video publishing, advertising, and analytics, enabling content programmers and distributors to profit from their video content by making every screen a TV—including personal computer, smartphone and tablet screens. Primetime consists of the following components: PayTV Pass, a universal system for validating access to pay TV content; DRM, which is digital rights management technology to protect video content from unauthorized copying or access; Ad Insertion, providing for the seamless insertion of advertisements into live and video-on-demand content; Ad Decisioning, providing for the ability to determine which advertisements should be published; and Video Player SDK, which gives programmers and distributors the ability to measure, analyze and optimize online video delivery.
Other Products and Solutions
We also offer a broad range of other enterprise and digital media products and solutions. Information about other products not referenced here can be found on our corporate website, www.adobe.com, under the “Products” tab available in the “Menu”.
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
Digital Media
No single company has offerings identical to our Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competitors include offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Quark, Getty Images, Shutterstock and others, as well as from many lower-end offerings available on touch-enabled devices via app stores, and from various open source initiatives. We believe our greatest advantage in this market is the scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud we also compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
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
The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, smartphones and other new devices. Our imaging and video software offerings, including Photoshop, Lightroom, After Effects and Premiere Pro, face competition from established and emerging companies offering similar products.
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
The stock content market has significant competition, especially in the microstock segment, where Adobe primarily operates today with Fotolia.com and the newly launched Adobe Stock offering. Key competitors in this market include Shutterstock,Getty Images and a number of smaller companies. Adobe Stock’s deep product integration with Creative Cloud and superior reach and relationships with creative professionals around the world differentiate our offerings.
In addition, we face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, social networking platforms such as Facebook (including Instagram), Snapchat, Twitter (including Vine) and Pinterest, as well as portal sites such as Google and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software. Online storage and synchronization are becoming free and ubiquitous. Consumers in particular will be encouraged to use the image and video editing software offered by those storage products, thus competing with our software.
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
As customers such as publishers and media companies increase their desire to deliver their assets to new platforms, we expect new and existing companies to continue to offer solutions that address these challenges that are competitive with our Digital Publishing Solution. Many design agencies are building capabilities to offer such solutions, and companies such as Amazon, Apple and Google offer an alternative format and business model for the delivery of newspaper and magazine content to mobile devices.
The nature of traditional digital document creation, storage, and collaboration has been rapidly evolving as knowledge workers and consumers shift their behavior increasingly to non-desktop workflows. Competitors like Microsoft, Google, Box and Dropbox all offer competitive alternatives to our Document Cloud business for creating and managing PDFs. In addition, other PDF creation solutions can be found at a low cost or for free on the web. To address these competitive threats, we are working to ensure our Adobe Document Cloud applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security.
As electronic signatures with Adobe eSign Services are quickly becoming a core element of digital documents, competitors such as DocuSign and Citrix have been jumping in to take advantage of the growing space. We face strong competition from these and other companies in this market.
Digital Marketing
The markets in which our Digital Marketing business unit competes are growing rapidly and characterized by intense competition. Our Adobe Marketing Cloud solutions face competition from large companies such as Google, IBM, Oracle, salesforce.com, SAP, SAS, Teradata and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed above, no single company has products identical to our Adobe Marketing Cloud offerings. Adobe Marketing Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online and social marketing; audience management; video delivery and monetization; web experience management and others.
Many of the companies with which we compete offer a variety of products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices for individual products. In addition, large software, Internet and database management companies have expanded their offerings in the digital marketing area, either by developing competing services or by acquiring existing competitors or strategic partners of ours. We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; enterprise-level customer service and training; perceived market leadership; the usability of services; real-time data and reporting; independence from portals and search engines; the ability to deploy the services globally; and success in educating customers in how to utilize services effectively. We believe we compete favorably with both the enterprise and low-

cost alternatives based on many of these competitive factors including our strong feature set, the breadth of our offerings, our focus on global, multi-brand companies, our superior user experience, tools for building multi-screen, cross-channel applications, standards-based architecture, scalability and performance and leadership in industry standards efforts.
Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital marketing technology platforms to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital marketing capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over thirty years. We also believe we have leadership in this market, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, web experience management, cross-channel campaign management, audience management, video delivery and monetization and social capabilities in our Adobe Marketing Cloud, surpassing the reach of any competitor. Most importantly, we provide a vision for our digital marketing customers as we engage with them across the important aspects of their business, extending from their use of Creative Cloud, to how they manage, deliver, measure and monetize their content with our Adobe Marketing Cloud.
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
OPERATIONS
Marketing and Sales
We market and license our products directly using our sales force and through our own website at www.adobe.com. We also market and distribute our products through sales channels, which include distributors, retailers, software developers, SIs, ISVs and VARs, as well as through OEM and hardware bundle customers.
We support our end users through local field offices and our worldwide distribution network, which includes locations in Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Mexico, Moldova, the Netherlands, Norway, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom and the United States.
We sell the majority of our products through a software subscription model where our customers purchase access to a product for a specific period of time during which they always have rights to use the most recent version of that product. We also license perpetual versions of our software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
For fiscal 2015, 2014 and 2013, there were no customers that represented at least 10% of net revenue. In fiscal 2015 and 2014, no single customer was responsible for over 10% of our trade receivables.
Order Fulfillment Distribution
The procurement of the various components of packaged products, including DVDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our product delivery operations organization. We outsource our procurement, production, inventory and fulfillment activities to third parties in the United States, Germany and Singapore.
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
Services and Support
Adobe Global Services provides expert consulting, customer success management, technical support, and training across all our customer segments, including enterprises, small and medium businesses, creative professionals, and consumers. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help customers and partners maximize the return on their investments in our cloud solutions and licensed products. Our service and support revenue consists primarily of consulting fees, software maintenance, technical support fees and training fees.
Consulting Services

We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology, that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries, and customer segments. Increasingly, our customers seek to integrate across Adobe’s products and cloud solutions, and engage our professional services teams to share their expertise in leading customers’ digital strategies and multi-solution integrations. Using our methodology, our professional services teams are able to accelerate customers’ time to value, and maximize the return customers earn on their investment in Adobe solutions.

In addition, Adobe Global Services focuses on its large and vibrant partner ecosystem that includes a mix of global SIs, regional SIs, VARs, digital agencies, and solution partners. Adobe invests in this ecosystem to ensure its partners have with the right skills and knowledge about our technologies and integration best practices. Consequently, this ecosystem provides our customers several different options to supplement their internal capabilities, and a large accessible pool of skilled resources that can help deploy and manage Adobe solutions. This approach not only creates value for our customers and partners, but also creates a large and productive go-to-market channel for our sales teams.

Customer Success Account Management

For our largest Digital Marketing and Digital Media customers, Adobe Global Services provides post-sales Customer Success Managers, who work individually with customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption, and align solution capabilities to customers’ business objectives to maximize the return on their investment in Adobe’s solutions. We engage customers to share innovative best practices, relevant industry and vertical knowledge, and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with customer-focused outcomes, notably ongoing customer retention.

Technical Support

Adobe provides enterprise maintenance and support services to customers of subscription products as part of the subscription entitlement, and to perpetual license customers via annual fee-based maintenance and support programs. These offerings provide:

•	technical support on the products they have purchased from Adobe;

•	“how to” help in using our products; and

•	product upgrades and enhancements during the term of the maintenance and support or subscription period, which is typically one to three years.

We provide product support through a global support organization that includes several regional and global support centers, supplemented with outsourced vendors for specific services. Customers can seek help through multiple channels including phone, chat, web, social media, and email, allowing quick and easy access to the information they need. These teams are responsible for providing timely, high-quality technical expertise on all our products.

We also offer a range of support programs, from fee-based incidents to annual support contract options. As a registered owner of the current version of an Adobe desktop product, consumers are eligible to receive Getting Started support on certain matters, to support easy adoption of their products. Support for some products and in some countries may vary. For enterprise customers with higher-level support needs, we offer personalized service options through Premium Services options, delivered by technical account managers who can also provide proactive risk mitigation services and on-site support services for those with business critical deployments.

Lastly, we also offer delivery assurance, technical support, and enablement services to partners and developer organizations. Through the Adobe Partner Connection Program, we provide developers with high-quality tools, software development kits, information and services.

Training Services

Adobe Global Services offers a comprehensive portfolio of training services to assist our customer and partner teams in the use of our products, including those within Digital Marketing, Digital Media and other legacy products and solutions. Our training portfolio includes a large number of free online self-service learning options on www.training.adobe.com. These self-service offerings are supplemented by a number of free introductory programs on best practices that Adobe conducts. Adobe also provides a number of fee-based education options, including a wide range of traditional classroom, virtual, and on-demand training and certifications delivered by our team of training professionals and partners across the globe.

These core offerings are complemented by our custom learning and education services, such as our Digital Marketing Learning Center of Excellence, to support our largest enterprise customers and their unique requirements. Solution-specific Skills Assessments help our enterprise customers objectively assess the knowledge and competencies within their marketing teams, and tailor their learning priorities accordingly. Finally, aligned with our cloud strategy, we have introduced a new learning subscription service that enables customers to access all available Digital Marketing training over a 12-month period, to support the ongoing advancement of our customers’ marketing teams and skill sets.

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
During fiscal 2015, 2014 and 2013, our research and development expenses were $862.7 million, $844.4 million and $826.6 million, respectively.
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
EMPLOYEES
As of November 27, 2015, we employed 13,893 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 15, 2016 are as follows:

Name	Age	Positions
Shantanu Narayen	52
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

Mark Garrett	58
Executive Vice President, Chief Financial Officer

Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC’s acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. Mr. Garrett is also a director of Pure Storage, Inc. and Model N, Inc.

Matthew Thompson	57
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

Name	Age	Positions
Michael Dillon	57
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

Bryan Lamkin	55
Senior Vice President and General Manager, Digital Media

Mr. Lamkin currently serves as Senior Vice President and General Manager, Digital Media. He rejoined Adobe in February 2013 as Senior Vice President, Technology and Corporate Development. From June 2011 to May 2012, Mr. Lamkin served as President and Chief Executive Officer of Clover, a mobile payments platform.  Prior to Clover, Mr. Lamkin co-founded and served as the Chief Executive Officer of Bagcheck, a sharing and discovery platform, from June 2010 to May 2011. From April 2009 to June 2010, Mr. Lamkin served as Senior Vice President of Consumer Products and Applications at Yahoo!, a global technology company providing online search, content and communication tools. From May 2008 to April 2009 Mr. Lamkin served as Executive in Residence at Sutter Hill Ventures. Mr. Lamkin previously was with Adobe from 1992 to 2006 and held various senior management positions including Senior Vice President, Creative Solutions Business Unit.

Ann Lewnes	54
Senior Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 and currently serves as Senior Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes has been elected to the board of directors of Mattel, Inc., effective February 1, 2015.

Donna Morris	48
Senior Vice President, Customer and Employee Experience

Ms. Morris currently serves as Senior Vice President of Adobe’s Global Customer and Employee Experience organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005 Ms. Morris was promoted to Vice President Global Human Resources Operations and subsequently to Senior Vice President Human Resources in March 2007.

Abhay Parasnis	41
Senior Vice President, Cloud Technology & Services and Chief Technology Officer

Mr. Parasnis joined Adobe in July 2015 as Senior Vice President of Adobe's Cloud Technology & Services organization and Chief Technology Officer. Prior to joining Adobe, he served as President and Chief Operating Officer at Kony, Inc. from March 2013 to March 2015. From January 2012 to November 2013, Mr. Parasnis was a Senior Vice President and later Strategic Advisor for the Oracle Public Cloud at Oracle. Prior to joining Oracle, he was General Manager of Microsoft Azure AppFabric at Microsoft from April 2009 to December 2011.

Bradley Rencher	42
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

Name	Age	Positions
Richard T. Rowley	59
Vice President, Corporate Controller and Chief Accounting Officer

Mr. Rowley joined Adobe in November 2006 and currently serves as Vice President, Corporate Controller and Principal Accounting Officer. Prior to joining Adobe, Mr. Rowley served as Vice President, Corporate Controller, Treasurer and Principal Accounting Officer at Synopsys, Inc., a semiconductor design software company, from December 2002 to September 2005 and from 1999 to December 2002, Mr. Rowley served as Vice President, Corporate Controller and Principal Accounting Officer. From 1994 to 1999, Mr. Rowley served in several finance-related positions at Synopsys. Mr. Rowley is a certified public accountant.

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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes, the market’s acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position. We maintain strategic relationships with third parties to market certain of our products and services and support certain product functionality. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenue could be impaired and our operating results could suffer.
We offer our products on a variety of personal computers, tablet and mobile devices. Recent trends have shown a technological shift from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices, our business could be harmed. To the extent that consumer purchases of these devices slow down, or to the extent that significant demand arises for our products or competitive products on other platforms before we offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by competitors or others could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short product and service life cycles, price sensitivity on the part of customers and frequent new product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems (that do not support our solutions) achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
The introduction of certain technologies may reduce the effectiveness of our products. For example, some of our products rely on third-party cookies, which are placed on individual browsers when consumers visit websites that contain advertisements. We use these cookies to help our customers more effectively advertise, to gauge the performance of their advertisements, and to detect and prevent fraudulent activity. Consumers can block or delete cookies through their browsers or “ad-blocking” software or applications. The most common Internet browsers allow consumers to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. Increased use of methods, software or applications that block cookies could harm our business.

For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I, Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could suffer.
We often release new offerings and employ new product and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to (1) include functionality and usability that address customer requirements, and (2) optimally price our products and services in light of marketplace conditions, our costs and customer demand. New product and service offerings may increase our risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, customer preference, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data, consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the United States or internationally. If we are unable to respond to these threats, our business could be harmed.
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
We also devote significant resources to the development of technologies and service offerings in markets where our operating history is less extensive, such as the marketplace for stock imagery. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.
Subscription offerings and ETLAs could create risks related to the timing of revenue recognition.
Our subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenue over the short term if they are offset by a decline in sales from perpetual license customers.
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government’s ability to purchase our products and services, our revenue could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
Over the past several years, our business has shifted away from pre-packaged creative software to focus on a subscription model that prices and delivers our products and services in a way that differs from the historical pricing and delivery methods of our creative tools and document services products. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

•
if customers desire only perpetual licenses or to purchase or renew subscriptions for specific products rather than acquire the entire Creative Cloud offering, our subscription sales may lag behind our expectations;

•
our cloud strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud solution and access to files while offline or once a subscription has expired;

•	customers may turn to competitive or open-source offerings;

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
The hosted business model we utilize in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of seats or licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers’ satisfaction with our products and services, the level of innovation reflected in those additional features, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
Security vulnerabilities in our products and systems could lead to reduced revenue or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we produce or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system, or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact of these problems on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with a large user base), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is utilized in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Some of our lines of business rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
Some of our lines of business and services, including our online store at adobe.com, Creative Cloud, Document Cloud, other hosted Digital Media offerings and our Adobe Marketing Cloud solutions, rely on hardware and services hosted and controlled directly by us or by our third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.
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
Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
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

•
potential failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, including, but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including, but not limited to, claims from terminated employees, customers, former stockholders or other third parties;

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential inability to conclude that our internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	the failure of strategic investments to perform as expected or to meet financial projections

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.
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
In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved many past lawsuits and other disputes, we may not prevail in every case in the future. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of assets in this portfolio can result in lost revenues and thereby ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business.
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
Our industry is highly regulated, including for privacy and data security. We are also expanding our business in countries that have more stringent data protection laws than those in the United States, and such laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Privacy laws, including laws enforcing a “right to be forgotten” by consumers are changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. Any perception of our practices, products or services as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy, as well as third-party products purporting to address privacy concerns, could affect the functionality of and demand for our products and services, thereby harming our revenue.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among consumers depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such consumers’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We contractually obligate customers to represent to us that they provide their consumers the opportunity to “opt out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) and Switzerland as a means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have been establishing alternate legitimate means of transferring personal data from the European Economic Area to the United States. The legitimacy of these alternate means are subject to differing interpretations among various European jurisdictions. The requirements or rulings of these jurisdictions may reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in Europe, or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, the European Court of Justice’s decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Because our products are distributed and used globally, our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a program to partially hedge our exposure to foreign currency exchange rate fluctuations for various currencies. We regularly review our hedging program and make adjustments as necessary based on the factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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

Successfully managing our indirect channel efforts to reach various customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenue.
Our distributors also sell our competitors’ products and services, and if they favor our competitors’ products or services for any reason, they may fail to market our products or services effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products and services through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer.
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model or unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to timely secure replacement distributors.
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include longer sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if our expansion efforts do not generate a corresponding significant increase in revenue and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
We also provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include longer sales cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. Ineffectively managing these risks could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation.
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if the third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and we could lose customers and associated revenue.

Certain of our enterprise offerings have extended and complex sales cycles.
Sales cycles for some of our enterprise offerings, including our Adobe Marketing Cloud Solutions and ETLAs in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to a number of factors, including:

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
We spend substantial time and expense on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations.  Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our extended sales cycle for these products and services makes it difficult to predict when a given sales cycle will close.
Catastrophic events may disrupt our business.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
Climate change may have a long-term impact on our business.
Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority.  Our major sites in California and India are vulnerable to prolonged droughts due to climate change.  While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted.  In the event of a natural disaster that disrupts business due to limited access to these resources, Adobe has the potential to experience losses to our business, time required to recover, and added costs to resume operations.

Additionally, climate change may pose regulatory and environmental challenges that affect where we locate our offices, who we partner with, and how we deliver products and services to our customers.

Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
The market price for our common stock has in the past experienced significant fluctuations and may do so in the future. A number of factors may affect the market price for our common stock, including:

•
shortfalls in our revenue, margins, earnings, the number of paid Creative Cloud and Document Cloud subscribers, Annualized Recurring Revenue (“ARR”), bookings within our Adobe Marketing Cloud business or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations

•	the announcement of new products and services, product enhancements or service introductions by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

•
unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation could have an adverse effect on our business.
We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
If sales to any of our customers outside of the Americas are delayed or canceled because of any of the above factors, our revenue may decline.
In addition, approximately 53% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
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
For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
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
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the EU and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2010, 2011 and 2012 tax returns. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
If we are unable to recruit and retain key personnel, our business may be harmed.
Much of our future success depends on the continued service, availability and performance of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business, especially in the event that we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions of our key employees could adversely affect our long-term strategic planning and execution.
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

Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of November 27, 2015 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 27, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2015. We lease or sublease all of these properties with the exception of our property in Noida, India where we own the building and lease the land, in Lehi where we own the building and land, in San Francisco at 601 and 625 Townsend Street where we own the building and land, and our corporate offices in San Jose where we own the land and the East and West tower buildings and lease the Almaden Tower building. All leased properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of our land lease in Noida, India that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all leased facilities is currently approximately $87.3 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
West Tower, 345 Park Avenue San Jose, CA 95110, USA	391,000		Research, product development, sales, marketing and administration
East Tower, 321 Park Avenue San Jose, CA 95110, USA	325,000		Research, product development, sales, marketing and administration
Almaden Tower, 151 Almaden Boulevard San Jose, CA 95110, USA	273,000		Product development, sales and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000	(1)	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration
410 Townsend Street San Francisco, CA 94107, USA	47,000		Research, product development, sales, marketing and administration
3900 Adobe Way Lehi, UT 84043, USA	257,000		Research, product development, sales, marketing and administration
7930 Jones Branch Drive McLean, VA 22102, USA	34,000	(3)	Sales and marketing
1540 Broadway New York, NY 10036, USA	55,000		Sales and marketing
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(4)	Research, product development, sales, marketing and administration
25100 NW Evergreen Rd Hillsboro, OR 97124, USA	85,000		Data center
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development and administration

Location	Approximate Square Footage		Use
Tech Boulevard, Plot #6, Sector 127 Expressway, Noida, U.P.	107,000		Product development and administration
Plot A3, A4 & A5, Sector 125 Noida, U.P.	63,000		Product development and administration
Salapuria Infinity #5 and #6 Bannerghatta Road, Bangalore	185,000	(5)	Research, product development and administration
Prestige Platina Technology Park Building 1, Block A Bangalore	250,000	(5)	Research, product development and administration
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales and marketing
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	71,000		Research and product development
UK:
Market House Providence Place Maidenhead, Berkshire, SL6 8AD	49,000		Product development, sales, marketing and administration
Germany:
Grosse Elbstrasse 27 Hamburg	36,000		Research and product development
Georg-Brauchle-Ring No. 56/58 Munich	39,000		Sales, marketing and administration
France:
18 rue Roger Simon-Barboux Arcueil, France	28,000		Product development, sales and administration
_________________________________________

(1)	The total square footage is 346,000, of which we occupy 273,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is sublease.

(3)	The total square footage is 34,000, of which we occupy 30,000 square feet, or approximately 88% of this facility. The remaining square footage is subleased.

(4)	The total square footage is 122,000, of which we occupy 59,000 square feet, or approximately 48% of this facility; 6,000 square feet is unoccupied. The remaining square footage is subleased.

(5)	In June 2015, we transferred our Bangalore operations from the Salapuria Infinity property to the Prestige Platina Technology Park property.

In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 75%.

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

In addition to intellectual property disputes, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors and our independent registered public accounting firm.
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

	Price Range
	High	Low
Fiscal 2015:
First Quarter	$79.10	$69.74
Second Quarter	$80.56	$72.97
Third Quarter	$86.77	$74.27
Fourth Quarter	$92.17	$75.99
Fiscal Year	$92.17	$69.74
Fiscal 2014:
First Quarter	$69.92	$53.99
Second Quarter	$68.92	$58.63
Third Quarter	$73.57	$64.09
Fourth Quarter	$73.68	$60.88
Fiscal Year	$73.68	$53.99
Stockholders
According to the records of our transfer agent, there were 1,215 holders of record of our common stock on January 15, 2016. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2015 or fiscal 2014. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 27, 2015. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,734,851
August 29—September 25, 2015
Shares repurchased	440	$79.11	440	$(34,851)
September 26—October 23, 2015
Shares repurchased	532	$83.60	532	$(44,492)	(2)
October 24—November 27, 2015
Shares repurchased	475	$89.10	475	$(42,282)	(2)
Total	1,447		1,447	$1,613,226
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2 billion repurchase program.

(2)
In September 2015, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. As of November 27, 2015, approximately $38.2 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2015	2014	2013	2012	2011
Operations:
Revenue	$4,795,511	$4,147,065	$4,055,240	$4,403,677	$4,216,258
Gross profit	$4,051,194	$3,524,985	$3,468,683	$3,919,895	$3,778,385
Income before income taxes	$873,781	$361,376	$356,141	$1,118,794	$1,035,230
Net income	$629,551	$268,395	$289,985	$832,775	$832,847
Net income per share:
Basic	$1.26	$0.54	$0.58	$1.68	$1.67
Diluted	$1.24	$0.53	$0.56	$1.66	$1.65
Shares used to compute basic net income per share	498,764	497,867	501,372	494,731	497,469
Shares used to compute diluted net income per share	507,164	508,480	513,476	502,721	503,921
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(1)
Cash, cash equivalents and short-term investments	$3,988,084	$3,739,491	$3,173,752	$3,538,353	$2,911,692
Working capital(2)	$2,608,336	$2,107,893	$2,520,281	$3,125,314	$2,520,672
Total assets	$11,726,472	$10,785,829	$10,380,298	$10,040,229	$8,991,183
Debt and capital lease obligations, non-current	$1,907,231	$911,086	$1,499,297	$1,496,938	$1,505,096
Stockholders’ equity	$7,001,580	$6,775,905	$6,724,634	$6,665,182	$5,783,113
Additional data:
Worldwide employees	13,893	12,499	11,847	11,144	9,925
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2015.

(2)
For fiscal 2015, our working capital includes the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
ACQUISITIONS
During fiscal 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos, for $807.5 million. During fiscal 2015, we integrated Fotolia into our Digital Media reportable segment.
During fiscal 2013, we completed our acquisitions of privately held Neolane, a leader in cross-channel campaign management technology for $616.7 million, and privately held Behance, an online social media platform to showcase and discover creative work for $111.1 million. During fiscal 2013, we integrated Neolane and Behance into our Digital Marketing and Digital Media reportable segments, respectively.
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2015, 2014 and 2013 acquisitions as the impact to our Consolidated Financial Statements was not material.
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
Revenue Recognition
Our revenue is derived from the licensing of subscription, perpetual and time-based software products, associated software maintenance and support plans, non-software related hosted services, consulting services, training and technical support.
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
For our software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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
We recognize revenue for hosted services that are based on a committed number of transactions ratably beginning on the date the services are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
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
We completed our annual impairment test in the second quarter of fiscal 2015 and determined there was no impairment. The results of our annual impairment test indicate that the fair values of our reporting units are significantly in excess of their carrying values.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
Recent Accounting Pronouncements
On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
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

RESULTS OF OPERATIONS
Overview of 2015
For fiscal 2015, we reported financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud, first delivered in May 2012, is our next-generation offering that supersedes our historical model of licensing our creative products with perpetual licenses. Creative Cloud delivers value through more frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities and lower entry point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals and for teams, and we enable larger enterprise customers to acquire Creative Cloud capabilities through Enterprise Term License Agreements (“ETLAs”). The three Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers, most notably with our acquisition of Fotolia in January of 2015, to enable the delivery and purchase of stock assets in our new service called Adobe Stock. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and shift our revenue to be more recurring and predictable as revenue is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for fiscal 2015.

We are also a market leader with our Document Cloud offerings built around our Acrobat family of products, the Adobe Reader DC and a set of integrated cloud-based document services, including Adobe eSign. Adobe Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. In the second quarter of fiscal 2015, we delivered the next generation of this offering called Adobe Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices. Adobe Document Cloud includes all-new Adobe Acrobat DC and Adobe eSign releases and a set of integrated services enable users to create, review, approve, sign and track documents whether on a desktop or mobile device. Acrobat DC, with a touch-enabled user interface, is licensed both through subscription and perpetual pricing.

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

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR

Total Creative ARR exiting fiscal 2015 was $2.60 billion, up from $1.61 billion at the end of fiscal 2014. We exited fiscal 2015 with 6.167 million paid Creative Cloud subscriptions, up 78% from 3.458 million at the end of fiscal 2014.

Our Digital Media segment also includes our Document Cloud products and solutions, including our newly released Acrobat DC product which helped grow Document Cloud ARR to $397 million exiting fiscal 2015, up from $265 million at the end of fiscal 2014.

Total Digital Media ARR grew to approximately $3.00 billion at the end of fiscal 2015, up from $1.88 billion at the end of fiscal 2014, demonstrating the progress we have made with the transformation of our business to a more recurring, ratable and predictable revenue model. Our reported ARR results in fiscal 2015 are based on currency rates set at the start of fiscal 2015 and held constant throughout the year. Revaluing our ending ARR for fiscal 2015 using currency rates at the beginning of fiscal 2016, our Digital Media ARR at the end of fiscal 2015 would be $2.88 billion or approximately $114 million lower than the ARR reported above.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Adobe Marketing Cloud now includes eight solutions which address the expanding needs of marketers. In fiscal 2015, we achieved record Marketing Cloud revenue of $1.36 billion, which represents 16% year-over-year revenue growth. In addition, we drove strong demand and bookings growth for our Marketing Cloud solutions, which we expect will positively benefit revenue growth in future quarters.

Financial Performance Summary for Fiscal 2015

•
During fiscal 2015, our subscription revenue as a percentage of total revenue increased to 67% from 50% compared with fiscal 2014, as we transitioned more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $3.00 billion as of November 27, 2015 increased by $1.12 billion, or 60%, from $1.88 billion as of November 28, 2014. The change in our Digital Media ARR was primarily due to increases in the number of paid Creative Cloud individual and team subscriptions and continued adoption of our ETLAs, and to a lesser extent, the adoption of our Document Cloud offering through our ETLAs and increases in Document Cloud subscriptions.

•
Adobe Marketing Cloud revenue of $1.36 billion increased by $188.5 million, or 16%, during fiscal 2015, from $1.17 billion in fiscal 2014. The increases were primarily due to continued adoption of our Adobe Experience Manager (“AEM”) offering and increases in Adobe Campaign and Adobe Analytics revenue.

•
Our total deferred revenue of $1.49 billion as of November 27, 2015 increased by $330.0 million, or 29%, from $1.16 billion as of November 28, 2014, primarily due to increases in Creative Cloud individual and team subscriptions, ETLAs and new contracts and existing renewals for our Adobe Marketing Cloud services. Also contributing to the increase in deferred revenue were the increases associated with our stock photography offering from the acquisition of Fotolia in fiscal 2015.

•
Cost of revenue of $744.3 million increased by $122.2 million, or 20%, during fiscal 2015, from $622.1 million in fiscal 2014. The increases were primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and costs of professional services driven by the increase in our professional services business.

•
Operating expenses of $3.15 billion increased by $35.8 million during fiscal 2015, from $3.11 billion in fiscal 2014. The increase is due to higher costs associated with compensation and related benefits driven by additional headcount and amortization of intangibles from the Fotolia acquisition in fiscal 2015.

•	Net income of $629.6 million increased by $361.2 million, or 135%, during fiscal 2015 from $268.4 million in fiscal 2014 primarily due to revenue growth.

•	Net cash flow from operations of $1.47 billion during fiscal 2015 increased by $182.0 million, or 14%, from $1.29 billion during fiscal 2014 primarily due to higher net income.

Revenue (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Subscription	$3,223.9	$2,076.6	$1,137.9	55%	82%
Percentage of total revenue	67%	50%	28%
Product	1,125.1	1,627.8	2,470.1	(31)%	(34)%
Percentage of total revenue	24%	39%	61%
Services and support	446.5	442.7	447.2	1%	(1)%
Percentage of total revenue	9%	11%	11%
Total revenue	$4,795.5	$4,147.1	$4,055.2	16%	2%
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of the service. We expect our subscription revenue will continue to increase as a result of our investments in new software-as-a-service (“SaaS”) and subscription models.
We have the following reportable segments—Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for fiscal 2015, 2014 and 2013 is as follows (dollars in millions):

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Digital Media	$2,264.7	$1,268.3	$471.9	79%	169%
Digital Marketing	937.0	797.5	663.1	17%	20%
Print and Publishing	22.2	10.8	2.9	*	*
Total subscription revenue	$3,223.9	$2,076.6	$1,137.9	55%	82%
_________________________________________

(*)	Percentage is not meaningful.
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

Segments
In fiscal 2015, we categorized our products into the following reportable segments:

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

Segment Information (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Digital Media	$3,095.2	$2,603.2	$2,625.9	19%	(1)%
Percentage of total revenue	65%	63%	65%
Digital Marketing	1,508.9	1,355.2	1,228.8	11%	10%
Percentage of total revenue	31%	33%	30%
Print and Publishing	191.4	188.7	200.5	1%	(6)%
Percentage of total revenue	4%	4%	5%
Total revenue	$4,795.5	$4,147.1	$4,055.2	16%	2%
Fiscal 2015 Revenue Compared to Fiscal 2014 Revenue
Digital Media
Revenue from Digital Media increased $492.0 million during fiscal 2015 as compared to fiscal 2014, primarily driven by increases in revenue associated with our creative offerings due to continued strong adoption of Creative Cloud. Document Cloud revenue remained stable during fiscal 2015 as compared to fiscal 2014.

Creative revenue, which includes our Creative Cloud and perpetual creative offerings, increased during fiscal 2015 as compared to fiscal 2014, primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in number of paid Creative Cloud team, individual and enterprise subscriptions. The increases associated with our creative products were offset in part by expected declines in revenue associated with our perpetual creative offerings.

Document Cloud revenue, which includes our Acrobat product family, remained stable during fiscal 2015 as compared to the year ago period, as increases in revenue associated with eSign and our Document Cloud subscription offering were offset by decreases in revenue associated with our Document Cloud perpetual license offerings. Driving the increase in our Document Cloud subscription revenue was the adoption of our cloud offering through subscriptions and ETLAs.

Digital Marketing
Revenue from Digital Marketing increased $153.7 million during fiscal 2015 as compared to fiscal 2014 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 16% as compared with the year-ago period. Contributing to this increase was the continued adoption of our AEM term-based offering, and to a lesser extent, increases in revenue associated with Adobe Campaign, Adobe Analytics and Adobe Target.
Print and Publishing
Revenue from Print and Publishing remained stable during fiscal 2015 as compared to fiscal 2014.
Fiscal 2014 Revenue Compared to Fiscal 2013 Revenue
Digital Media
Revenue from Digital Media decreased slightly during fiscal 2014 as compared to fiscal 2013. The slight decrease was primarily driven by declines in revenue associated with our perpetual creative offerings, distribution of third-party software downloads and Hobbyist products launched in fiscal 2013. With respect to the Hobbyist product revenue decline, we began actively migrating customers to our Creative Cloud Photography Plan in fiscal 2014, for which revenue is recognized ratably. Largely offsetting these decreases were increases in Creative Cloud and Document Cloud revenue.
Creative revenue, which includes our Creative Cloud, Creative Suite editions and CS point products, decreased slightly during fiscal 2014 as compared to fiscal 2013 due to decreases in revenue from CS point products and Creative Suite editions, as we discontinued the general availability of our perpetually licensed CS6 products in the second quarter of fiscal 2014. Also contributing to the decline in creative revenue were decreases in revenue associated with the distribution of third-party software downloads and Hobbyist products launched in fiscal 2013. Decreases were largely offset by increases in revenue from subscriptions and ETLAs and revenue from our Digital Publishing Suite.
Document Cloud revenue, which includes our Acrobat product family, increased during fiscal 2014 as compared to fiscal 2013 primarily due to increases in our Document Cloud subscription revenue. Increases were slightly offset by decreases due to our continued shift to ETLAs.

Digital Marketing
Revenue from Digital Marketing increased $126.3 million during fiscal 2014 as compared to fiscal 2013 due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 15% during fiscal 2014 as compared to fiscal 2013. Contributing to this increase was Adobe Campaign and the strong adoption of AEM.
Print and Publishing
Revenue from Print and Publishing decreased during fiscal 2014 as compared to fiscal 2013 primarily due to decreases in legacy product revenue and increased ETLAs for certain products in this group.
Geographical Information (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Americas	$2,788.1	$2,314.4	$2,134.4	20%	8%
Percentage of total revenue	58%	56%	53%
EMEA	1,336.4	1,179.9	1,129.2	13%	4%
Percentage of total revenue	28%	28%	28%
APAC	671.0	652.8	791.6	3%	(18)%
Percentage of total revenue	14%	16%	19%
Total revenue	$4,795.5	$4,147.1	$4,055.2	16%	2%
Fiscal 2015 Revenue by Geography Compared to Fiscal 2014 Revenue by Geography
Revenue increased in the Americas and EMEA during fiscal 2015 as compared to fiscal 2014 while revenue in APAC remained stable during fiscal 2015 compared with the year-ago period. Revenue in the Americas and EMEA increased primarily due to growth in Digital Media and Digital Marketing revenue. The overall increase in EMEA revenue was slightly offset by declines due to strengthening of the U.S. Dollar against the Euro, British Pound and other EMEA currencies in fiscal 2015. Within the Americas and EMEA, fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC remained stable during fiscal 2015 as compared to fiscal 2014 due to an increase in Digital Marketing revenue offset by a decrease in Digital Media revenue.The increase in Digital Marketing revenue in APAC was attributable to the factors noted in the segment information above. The decline in Digital Media revenue was primarily due to expected decreases in perpetual license revenue, partially offset by increases in subscription revenue during fiscal 2015 as compared to fiscal 2014.
Fiscal 2014 Revenue by Geography Compared to Fiscal 2013 Revenue by Geography
Overall revenue increased in the Americas and EMEA during fiscal 2014 as compared to fiscal 2013. Revenue in the Americas increased due to growth in Digital Media and Digital Marketing revenue. Revenue in EMEA increased primarily due to growth in Digital Marketing revenue. Digital Media and Print and Publishing revenue in EMEA remained relatively stable. Despite strengthening of the U.S. Dollar against the Euro and the British Pound during the latter part of fiscal 2014, the overall weakening of the U.S. Dollar against these currencies during fiscal 2014 also caused revenue in EMEA to increase as compared to fiscal 2013. Within the Americas and EMEA, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Revenue in APAC decreased during fiscal 2014 as compared to fiscal 2013 primarily as a result of decreases in Digital Media revenue due to slower adoption of Creative Cloud in Japan compared to other countries and the strengthening of the U.S. Dollar against the Japanese Yen and other Asian currencies. Digital Marketing and Print and Publishing revenue in APAC remained relatively stable during fiscal 2014 compared to fiscal 2013.

Included in the overall change in revenue for fiscal 2015 and fiscal 2014 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2015	Fiscal 2014
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(104.3)	$12.3
British Pound	(16.1)	12.9
Other currencies	(12.3)	(0.2)
Total EMEA	(132.7)	25.0
Japanese Yen	(35.0)	(25.7)
Other currencies	(23.9)	(8.9)
Total revenue impact	(191.6)	(9.6)
Hedging impact:
EMEA	40.1	10.1
Japanese Yen	16.2	8.6
Total hedging impact	56.3	18.7
Total impact	$(135.3)	$9.1
During fiscal 2015, the U.S. Dollar strengthened against the Euro, British Pound, Japanese Yen and other Asian currencies causing revenue in EMEA and APAC measured in U.S. Dollar equivalents to decrease as compared to fiscal 2014. These decreases were partially offset by hedging gains from our EMEA currencies and Japanese Yen hedging programs during fiscal 2015.
During fiscal 2014, the U.S. Dollar strengthened against the Japanese Yen and other Asian currencies causing revenue in APAC measured in U.S. Dollar equivalents to decrease compared to fiscal 2013. This decrease was offset in part by the favorable impact to revenue measured in EMEA currencies as the U.S. Dollar weakened against the Euro and the British Pound for the majority of fiscal 2014. Our EMEA and Yen currency hedging programs resulted in hedging gains during fiscal 2014.
See Note 18 of our Notes to Consolidated Financial Statements for further geographic information.
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog at the end of the fourth quarter of fiscal 2015 and fiscal 2014. We expect that our shippable backlog will continue to be insignificant in future periods.
Deferred revenue on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable commercial subscription agreements or government contracts with fiscal funding clauses. Unbilled deferred revenue represents expected future billings which are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of November 27, 2015, we had unbilled deferred revenue backlog of approximately $2.89 billion of which approximately 40% to 50% is not reasonably expected to be billed during fiscal 2016. As of November 28, 2014, we had unbilled deferred revenue backlog of approximately $2.19 billion, which has been updated to include $433 million of individual annual subscriptions which were not captured in the prior year due to current year enhancements to our management reporting system.

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

Cost of Revenue (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Subscription	$409.2	$335.5	$278.1	22%	21%
Percentage of total revenue	9%	8%	7%
Product	90.0	97.1	138.2	(7)%	(30)%
Percentage of total revenue	2%	2%	3%
Services and support	245.1	189.5	170.3	29%	11%
Percentage of total revenue	5%	5%	4%
Total cost of revenue	$744.3	$622.1	$586.6	20%	6%
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of amounts we pay to these third parties for rack space, power and similar items.
Cost of subscription revenue increased due to the following:

	% Change 2015-2014	% Change 2014-2013
Data center cost	4%	10%
Compensation cost and related benefits associated with headcount	4	4
Depreciation expense	3	3
Royalty cost	4	3
Amortization of purchased intangibles	3	—
Various individually insignificant items	4	1
Total change	22%	21%
Cost of subscription revenue increased during fiscal 2015 as compared to fiscal 2014 primarily due to data center costs, compensation and related benefits, royalty cost, depreciation expense, and purchased intangible amortization. Data center costs increased primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Depreciation expense increased primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business. Royalty cost increased primarily due to increases in subscriptions and downloads of our SaaS offerings and increased royalties due to the introduction of our stock photography offering from our acquisition of Fotolia in fiscal 2015. Amortization of purchased intangibles increased primarily due to amortization of intangibles acquired from our acquisition of Fotolia in fiscal 2015.
Cost of subscription revenue increased during fiscal 2014 as compared to fiscal 2013 primarily due to data center costs, compensation and related benefits, depreciation expense, and royalty cost. Data center costs increased primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Compensation cost and related benefits increased primarily due to additional headcount in fiscal 2014, including from our acquisition of Neolane in the third quarter of fiscal 2013. Depreciation expense increased primarily due to higher capital expenditures as we continued to invest in our network and data center infrastructure to support the growth of our business. Royalty cost increased primarily due to increases in subscriptions and downloads of our SaaS offerings.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Fluctuations in cost of product revenue are due to the following:

	% Change 2015-2014	% Change 2014-2013
Cost of sales	(3)%	(4)%
Excess and obsolete inventory	(4)	1
Amortization of purchased intangibles and technology license arrangements	(2)	(20)
Royalty cost	3	(2)
Various individually insignificant items	(1)	(5)
Total change	(7)%	(30)%
Cost of product revenue decreased during fiscal 2015 as compared to fiscal 2014 primarily due to decreases in excess and obsolete inventory, cost of sales and amortization of purchased intangibles, partially offset by an increase in royalty cost. The increase in royalty cost was driven by royalty payments related to our stock photography perpetual offering from our acquisition of Fotolia in fiscal 2015.
Cost of product revenue decreased during fiscal 2014 as compared to fiscal 2013 primarily due to decreases in amortization of purchased intangibles and technology license arrangements, cost of sales and royalty cost, slightly offset by an increase in excess and obsolete inventory. Amortization of purchased intangibles and technology license arrangements decreased as we entered into certain technology licensing arrangements for which payments of $26.5 million related to historical use of certain technology licensing arrangements were expensed as cost of product revenue during fiscal 2013. Cost of sales decreased due to decreases in the number of perpetual units sold and associated packaging costs as we continued to focus our development and sales efforts on Creative Cloud. Royalty cost decreased primarily due to decreases in revenue from our perpetual offerings. Excess and obsolete inventory increased as a result of changes in reserve requirements for CS6 shrink boxes as we discontinued the general availability of CS6 on a perpetual licensing basis.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased in all periods presented due to increases in compensation and related benefits driven by additional headcount and third-party fees to support the increase in our professional services business.
Operating Expenses (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Research and development	$862.7	$844.4	$826.6	2%	2%
Percentage of total revenue	18%	20%	20%
Sales and marketing	1,683.2	1,652.3	1,620.5	2%	2%
Percentage of total revenue	35%	40%	40%
General and administrative	531.9	543.3	520.1	(2)%	4%
Percentage of total revenue	11%	13%	13%
Restructuring and other charges	1.6	19.9	26.5	*	(25)%
Percentage of total revenue	**	**	1%
Amortization of purchased intangibles	68.7	52.4	52.3	31%	—%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$3,148.1	$3,112.3	$3,046.0	1%	2%
_________________________________________
(*)    Percentage is not meaningful.
(**)    Percentage is less than 1%.

Research and Development, Sales and Marketing and General and Administrative Expenses
Research and development and sales and marketing expenses increased slightly during fiscal 2015 as compared to fiscal 2014 primarily due to increases in compensation and related benefits associated with headcount. General and administrative expenses decreased slightly during fiscal 2015 as compared to fiscal 2014 primarily due to the reversal of a previously anticipated loss associated with the HTEAL proceedings, offset in part by increases in compensation and related benefits associated with headcount.
The increase in research and development and general and administrative expenses during fiscal 2014 as compared to fiscal 2013 was primarily due to increases in cash incentive and stock-based compensation. The increase in stock-based compensation was driven by a change in the vesting term for stock awards granted as part of our annual review process beginning in fiscal 2013, which decreased the term from four years to three years. The increase in sales and marketing expense during fiscal 2014 as compared to fiscal 2013 was primarily due to compensation and related benefits associated with additional headcount.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2015-2014	% Change 2014-2013
Compensation and related benefits associated with headcount	2%	—%
Compensation associated with cash and stock-based incentives	(1)	2
Various individually insignificant items	1	—
Total change	2%	2%

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products, subscription and solution offerings. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our application, tool, subscription and service offerings.
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
Sales and marketing expenses increased due to the following:

	% Change 2015-2014	% Change 2014-2013
Compensation and related benefits associated with headcount	3%	1%
Compensation associated with cash incentives	(2)	—
Professional and consulting fees	(2)	—
Marketing spending related to product launches and overall marketing efforts	2	—
Various individually insignificant items	1	1
Total change	2%	2%

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

The fluctuations in general and administrative expenses are due to the following:

	% Change 2015-2014	% Change 2014-2013
Compensation and related benefits associated with headcount	3%	—%
Compensation associated with cash and stock-based incentives	(3)	3
Professional and consulting fees	1	(2)
Loss contingency	(4)	2
Various individually insignificant items	1	1
Total change	(2)%	4%
The decrease in loss contingency during fiscal 2015 as compared to fiscal 2014 is due to the reversal of a previously anticipated loss associated with the HTEAL proceedings. See Note 15 of our Notes to the Consolidated Financial Statements for further information regarding the HTEAL proceedings.
Restructuring and Other Charges
During the past several years, we have initiated various restructuring plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of November 27, 2015, we considered all our restructuring plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Consolidated Financial Statements is not material.
During fiscal 2015, we recorded immaterial credits and charges to our restructuring plans.
During fiscal 2014, in connection with our Fiscal 2014 Restructuring Plan, we recorded $19.4 million associated with termination benefits and closing redundant facilities. In connection with our Other Restructuring Plans, we recorded insignificant charges associated with closing redundant facilities.
During fiscal 2013, we sold land, building and other assets located in Waltham, Massachusetts for net proceeds of $24.3 million. Because the total carrying amount of these assets was $47.4 million at the time it was classified as held for sale, we recorded a write-down of $23.1 million during fiscal 2013.
Also during fiscal 2013, in connection with our Fiscal 2011 Restructuring Plan and Other Restructuring Plans, we recorded immaterial charges and credits associated with termination benefits and closing redundant facilities during the fiscal year.
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
Amortization expense increased during fiscal 2015 as compared to fiscal 2014 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Fotolia in fiscal 2015, partially offset by the decrease in amortization expense associated with certain intangible assets purchased through our acquisition of Efficient Frontier and Day Software Holding AG that were fully amortized at the end of fiscal 2014.
Amortization expense remained stable during fiscal 2014 as compared to fiscal 2013.

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Interest and other income (expense), net	$33.9	$7.3	$4.9	*	49%
Percentage of total revenue	**	**	**
Interest expense	(64.2)	(59.7)	(67.5)	8%	(12)%
Percentage of total revenue	(1)%	(1)%	(2)%
Investment gains (losses), net	1.0	1.1	(4.0)	*	*
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(29.3)	$(51.3)	$(66.6)	(43)%	(23)%
_________________________________________
(*)    Percentage is not meaningful.
(**)    Percentage is less than 1%.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from our hedging programs.
Interest and other income (expense), net increased in fiscal 2015 as compared to fiscal 2014 primarily due to the gain on the sale of certain property assets and, to a lesser extent, an increased average investment balance and average interest rate. See Note 6 of our Notes to Consolidated Financial Statements for further details regarding the sale of our property assets.
Interest and other income (expense), net increased in fiscal 2014 as compared to fiscal 2013 primarily due to decreased foreign currency losses and increased realized gains on fixed income investments. The increases were partially offset by decreased interest income on our investment in lease receivable due to the purchase of the East and West Towers of our corporate headquarter offices during fiscal 2014. See Note 15 of our Notes to Consolidated Financial Statements for further details regarding our investment in lease receivables.
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
Interest expense increased during fiscal 2015 as compared to fiscal 2014 primarily due to the increase in total debt, partially offset by the favorable impact of the interest rate swaps.
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
During fiscal 2015, total investment gains (losses), net remained stable compared to fiscal 2014.
During fiscal 2014, total investment gains (losses), net increased to net gains primarily due to write-downs for other-than-temporary declines in value of our direct investments in privately held companies in fiscal 2013 that did not recur in fiscal 2014, offset in part by a decrease in net gains related to our trading securities.

Provision for Income Taxes (dollars in millions)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	% Change 2015-2014	% Change 2014-2013
Provision	$244.2	$93.0	$66.2	163%	40%
Percentage of total revenue	5%	2%	2%
Effective tax rate	28%	26%	19%
Our effective tax rate increased by approximately two percentage points during fiscal 2015 as compared to fiscal 2014. The increase was primarily due to tax costs associated with licensing acquired company assets to Adobe’s trading companies. The increase was partially offset by tax benefits related to the reinstatement of the federal research and development tax credit in December 2014. The reinstatement of the credit was retroactive to January 1, 2014.
Our effective tax rate increased by approximately seven percentage points during fiscal 2014 as compared to fiscal 2013. The increase was primarily due to the expiration of the federal research and development tax credit in December 2013 and stronger domestic profits for fiscal 2014.
In December 2015, the United States Congress passed the permanent extension of the federal research and development tax credit. As a result, we expect that our income tax provision for the first quarter of fiscal 2016 will include a discrete tax benefit for the 2015 credit which will reduce our effective tax rate for the quarter and, to a lesser extent, the effective annual tax rate.

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

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 27, 2015 was $258.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at November 27, 2015 were recognized in the future, $220.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $38.5 million federal benefit related to deducting certain payments on future federal and state tax returns.
As of November 27, 2015, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $27.8 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 27, 2015	November 28, 2014
Cash and cash equivalents	$876.6	$1,117.4
Short-term investments	$3,111.5	$2,622.1
Working capital	$2,608.3	$2,107.9
Stockholders’ equity	$7,001.6	$6,775.9
A summary of our cash flows is as follows:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	$1,469.5	$1,287.5	$1,151.7
Net cash used for investing activities	(1,488.4)	(490.7)	(1,177.8)
Net cash used for financing activities	(200.7)	(507.3)	(559.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(21.2)	(6.7)	(5.2)
Net increase (decrease) in cash and cash equivalents	$(240.8)	$282.8	$(590.4)

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
Cash Flows from Operating Activities
For fiscal 2015, net cash provided by operating activities of $1.47 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue, income taxes payable and trade payables. The increase in deferred revenue is primarily due to increased subscriptions for our team, individual and enterprise Creative Cloud offerings and increases in Digital Marketing hosted services. The increase in income taxes payable is primarily due to higher taxable income levels during fiscal 2015. Trade payables increased primarily due to the timing of payments to web services vendors as certain invoices were received in the final weeks of fiscal 2015. The primary working capital uses of cash were increases in trade receivables which were principally due to higher revenue levels.
For fiscal 2014, net cash provided by operating activities of $1.29 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increased subscription and ETLA activity for our individual, team and enterprise Creative Cloud offerings and increases in Digital Marketing and Digital Publishing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which we discontinued in January 2013. Accrued expenses increased primarily due to accruals for contract terminations and employee transition payments associated with business realignment initiatives implemented in the fourth quarter of fiscal 2014.
For fiscal 2013, net cash provided by operating activities of $1.15 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses and decreases in trade receivables. Deferred revenue increased primarily due to increased subscription and ETLA activity for our Creative Cloud offering and increases in Digital Marketing hosted services, offset in part by decreases in billings for our maintenance and Creative product software upgrade plans which were discontinued in January 2013. Accrued expenses increased primarily due to amounts due under our fiscal 2013 annual incentive plan and sales commission accruals associated with higher achievement levels. Trade receivables declined primarily due to lower perpetual license revenue levels and improved collections compared to the fourth quarter of fiscal 2012.

The primary working capital uses of cash for fiscal 2013 were decreases in taxes payable and increases in prepaid expenses and other assets. The decrease in taxes payable was largely attributed to tax payments made combined with audit settlement adjustments, offset in part by tax expense and other adjustments during fiscal 2013. Prepaid expenses and other assets increased primarily due to increases in short-term income tax receivables related to the carryback of federal research and development and foreign tax credits in the fourth quarter of fiscal 2013.

Cash Flows from Investing Activities
For fiscal 2015, net cash used for investing activities of $1.49 billion was primarily due to purchases of short-term investments and our acquisition of Fotolia. Other uses of cash during fiscal 2015 represented purchases of property and equipment, and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments and proceeds received from the sale of certain property assets. See Note 2 and Note 6 of our Consolidated Financial Statements for more detailed information regarding our acquisition of Fotolia and sale of property assets, respectively.
For fiscal 2014, net cash used for investing activities of $490.7 million was primarily due to purchases of short-term investments, purchases of property and equipment and a business acquisition. These cash outflows were offset in part by sales and maturities of short-term investments.
For fiscal 2013, net cash used for investing activities of $1.18 billion was primarily due to our acquisitions of Neolane and Behance. Other uses of cash during fiscal 2013 represented purchases of short-term investments, purchases of property and equipment associated with our construction projects in Oregon and India and purchases of long-term technology licenses. These cash outflows were offset in part by sales and maturities of short-term investments and the sale of certain property assets. See Note 2 of our Notes to the Consolidated Financial Statements for more detailed information regarding our acquisitions of Neolane and Behance.

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

We used $600 million of the proceeds from the 2025 Notes offering to repay the outstanding balance plus accrued and unpaid interest of the $600 million 3.25% senior notes due February 1, 2015 (“2015 Notes”). The remaining proceeds were used for general corporate purposes. See Note 16 of our Consolidated Financial Statements for more detailed information.

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during fiscal 2015 include payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation.
For fiscal 2014 and 2013, net cash used for financing activities of $507.3 million and $559.1 million, respectively, was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.
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
Restructuring
During the past several years, we have initiated various restructuring plans. We consider our restructuring plans to be substantially complete.
As of November 27, 2015, we have accrued total restructuring charges of $4.7 million, substantially all of which relate to the cost of closing redundant facilities and is expected to be paid under contract through fiscal 2021 for which approximately 75% will be paid through fiscal 2017. During fiscal 2015, we made payments related to our restructuring plans totaling $18.2 million which consisted of $16.6 million in payments associated with termination benefits and contract terminations and the remaining payments related to the closing of redundant facilities.
As of November 28, 2014, we had accrued total restructuring charges of $22.3 million of which approximately $15.0 million related to termination benefits and contract terminations. The remaining accrued restructuring charges of $7.3 million related to the cost of closing redundant facilities. During fiscal 2014, we made payments related to our restructuring plans totaling $11.0 million which consisted of $5.7 million and $5.3 million in payments related to termination benefits and contract terminations and the closing of redundant facilities, respectively.
As of November 29, 2013, we had accrued total restructuring charges of $13.9 million of which approximately $11.7 million related to the cost of closing redundant facilities. The remaining accrued restructuring charges of $2.2 million related to the cost of termination benefits and contract terminations. During fiscal 2013, we made payments related to our restructuring plans totaling $10.3 million which primarily consisted of $9.0 million in payments related to the closing of redundant facilities.

We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet cash outlays for the restructuring actions described above.
See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding our restructuring plans.
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2016 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $3.99 billion as of November 27, 2015. Of this amount, approximately 85% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
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
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of November 27, 2015, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of November 27, 2015, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”) and $1 billion of 3.25% senior notes due February 1, 2025 (together with the 2020 Notes, the “Notes”).
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities.We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 57% of our consolidated invested balances during fiscal 2015.

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
During fiscal 2015, 2014 and 2013, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $625 million, $600 million and $1.1 billion, respectively. Of the $625 million in prepayments made during fiscal 2015, $425 million were under the new $2 billion stock repurchase program and the remaining $200 million were under the previous $2 billion authority. The $600 million and $1.1 billion in prepayments made during fiscal 2014 and 2013 were under the previous $2 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price of $63.48 through structured repurchase agreements entered into during fiscal 2014 and fiscal 2013. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price per share of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012.
For fiscal 2015, 2014 and 2013, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2015, November 28, 2014 and November 29, 2013 were excluded from the computation of earnings per share. As of November 27, 2015, $38.2 million of prepayments remained under the agreement. See Note 13 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.
Subsequent to November 27, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $150 million stock repurchase agreement, $1.43 billion remains under our current authority.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 27, 2015.
Summary of Stock Repurchases for Fiscal 2015, 2014 and 2013
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2015		2014		2013
		Shares	Average	Shares	Average	Shares	Average
April 2012	Structured repurchases(1)	3,255	$73.83	10,852	$63.48	21,603	$46.47
January 2015	Structured repurchases(1)	4,849	$79.76	—	$—	—	$—
Total shares		8,104	$77.38	10,852	$63.48	21,603	$46.47
Total cost		$627,082		$688,902		$1,003,794
_________________________________________

(1)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 27, 2015 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of November 27, 2015 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$2,401.1	$75.3	$150.5	$1,029.1	$1,146.2
Operating lease obligations	185.2	39.5	57.1	43.2	45.4
Purchase obligations	419.8	341.3	74.6	3.9	—
Total	$3,006.1	$456.1	$282.2	$1,076.2	$1,191.6
Senior Notes
In January 2015, we issued the 2025 Notes and settled the 2015 Notes. As of November 27, 2015, our outstanding notes payable consists of the 2020 Notes and 2025 Notes with a total carrying value of $1.91 billion. At November 27, 2015, our maximum commitment for interest payments under the Notes was $501.1 million for the remaining duration of our Notes. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility and Almaden Tower lease contain a financial covenant requiring us not to exceed a maximum leverage ratio. As of November 27, 2015, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at November 27, 2015 was $258.7 million, exclusive of interest and penalties.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies which subject us to exposure from movements in exchange rates. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency revenue. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.

Our significant foreign currency revenue exposures for fiscal 2015, 2014 and 2013 were as follows (in millions, except Yen):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Euro	€589.6	€455.5	€434.7
Yen (in billions)	¥29.7	¥28	¥32.5
British Pounds	£192.0	£159.1	£145.3
As of November 27, 2015, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $661.0 million which included the notional equivalent of $318.5 million in Euros, $144.4 million in British Pounds, $118.7 million in Yen and $79.4 million in other foreign currencies. As of November 27, 2015, all contracts were set to expire at various dates through June 2016. The bank counterparties in these contracts could expose us to credit-related losses which would be largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements which have the ability to further limit credit-related losses with the same counterparty by permitting net settlement transactions.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 27, 2015. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $39.0 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $18.4 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 27, 2015 and November 28, 2014, this long-term investment exposure totaled an absolute notional equivalent of $61.9 million and $161.7 million, respectively. At this time, we do not hedge these long-term investment exposures.
We do not use foreign exchange contracts for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Cash Flow Hedging—Hedges of Forecasted Foreign Currency Revenue
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

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 27, 2015, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At November 27, 2015, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 27, 2015, we had debt securities classified as short-term investments of $3.1 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$853.0
Due within two years	1,202.6
Due within three years	771.3
Due after three years	284.6
Total	$3,111.5
A sensitivity analysis was performed on our investment portfolio as of November 27, 2015. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 27, 2015 and November 28, 2014 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/27/15	+50 BPS	+100 BPS	+150 BPS
$3,172.3	$3,156.6	$3,135.2	$3,111.5	$3,087.7	$3,063.9	$3,040.1
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/28/14	+50 BPS	+100 BPS	+150 BPS
$2,663.3	$2,656.3	$2,641.9	$2,621.6	$2,599.8	$2,578.0	$2,556.2
Senior Notes
As of November 27, 2015, the amount outstanding under our senior notes was $1.9 billion. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of November 27, 2015, the total carrying amount of the Notes was $1.91 billion and the related fair value based on inactive market prices was $1.97 billion.

Other Market Risk
Privately Held Long-Term Investments
The privately held companies in which we invest can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were insignificant as of November 27, 2015 and November 28, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 27, 2015	November 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$876,560	$1,117,400
Short-term investments	3,111,524	2,622,091
Trade receivables, net of allowances for doubtful accounts of $7,293 and $7,867, respectively	672,006	591,800
Deferred income taxes	—	95,279
Prepaid expenses and other current assets	161,802	175,758
Total current assets	4,821,892	4,602,328
Property and equipment, net	787,421	785,123
Goodwill	5,366,881	4,721,962
Purchased and other intangibles, net	510,007	469,662
Investment in lease receivable	80,439	80,439
Other assets	159,832	126,315
Total assets	$11,726,472	$10,785,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$93,307	$68,377
Accrued expenses	678,364	683,866
Debt and capital lease obligations	—	603,229
Accrued restructuring	1,520	17,120
Income taxes payable	6,165	23,920
Deferred revenue	1,434,200	1,097,923
Total current liabilities	2,213,556	2,494,435
Long-term liabilities:
Debt and capital lease obligations	1,907,231	911,086
Deferred revenue	51,094	57,401
Accrued restructuring	3,214	5,194
Income taxes payable	256,129	125,746
Deferred income taxes	208,209	342,315
Other liabilities	85,459	73,747
Total liabilities	4,724,892	4,009,924

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 497,809 and 497,484 shares outstanding, respectively	61	61
Additional paid-in-capital	4,184,883	3,778,495
Retained earnings	7,253,431	6,924,294
Accumulated other comprehensive income (loss)	(169,080)	(8,094)
Treasury stock, at cost (103,025 and 103,350 shares, respectively), net of reissuances	(4,267,715)	(3,918,851)
Total stockholders’ equity	7,001,580	6,775,905
Total liabilities and stockholders’ equity	$11,726,472	$10,785,829
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 27, 2015	November 28, 2014	November 29, 2013
Revenue:
Subscription	$3,223,904	$2,076,584	$1,137,856
Product	1,125,146	1,627,803	2,470,098
Services and support	446,461	442,678	447,286
Total revenue	4,795,511	4,147,065	4,055,240
Cost of revenue:
Subscription	409,194	335,432	278,077
Product	90,035	97,099	138,154
Services and support	245,088	189,549	170,326
Total cost of revenue	744,317	622,080	586,557
Gross profit	4,051,194	3,524,985	3,468,683
Operating expenses:
Research and development	862,730	844,353	826,631
Sales and marketing	1,683,242	1,652,308	1,620,454
General and administrative	531,919	543,332	520,124
Restructuring and other charges	1,559	19,883	26,497
Amortization of purchased intangibles	68,649	52,424	52,254
Total operating expenses	3,148,099	3,112,300	3,045,960
Operating income	903,095	412,685	422,723
Non-operating income (expense):
Interest and other income (expense), net	33,909	7,267	4,941
Interest expense	(64,184)	(59,732)	(67,508)
Investment gains (losses), net	961	1,156	(4,015)
Total non-operating income (expense), net	(29,314)	(51,309)	(66,582)
Income before income taxes	873,781	361,376	356,141
Provision for income taxes	244,230	92,981	66,156
Net income	$629,551	$268,395	$289,985
Basic net income per share	$1.26	$0.54	$0.58
Shares used to compute basic net income per share	498,764	497,867	501,372
Diluted net income per share	$1.24	$0.53	$0.56
Shares used to compute diluted net income per share	507,164	508,480	513,476
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	November 27, 2015	November 28, 2014	November 29, 2013
	Increase/(Decrease)
Net income	$629,551	$268,395	$289,985
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(9,226)	2,315	(2,185)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(2,955)	(3,928)	(3,013)
Net increase (decrease) from available-for-sale securities	(12,181)	(1,613)	(5,198)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	29,795	41,993	34,677
Reclassification adjustment for recognized gains / losses on derivative instruments	(55,535)	(18,705)	(35,914)
Net increase (decrease) from derivatives designated as hedging instruments	(25,740)	23,288	(1,237)
Foreign currency translation adjustments	(123,065)	(75,872)	21,826
Other comprehensive income (loss), net of taxes	(160,986)	(54,197)	15,391
Total comprehensive income, net of taxes	$468,565	$214,198	$305,376
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2012	600,834	$61	$3,038,665	$7,003,003	$30,712	(106,702)	$(3,407,259)	$6,665,182
Net income	—	—	—	289,985	—	—	—	289,985
Other comprehensive income, net of taxes	—	—	—	—	15,391	—	—	15,391
Re-issuance of treasury stock under stock compensation plans	—	—	—	(364,024)	—	23,732	864,800	500,776
Tax benefit from employee stock plans	—	—	25,290	—	—	—	—	25,290
Purchase of treasury stock	—	—	—	—	—	(21,603)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	1,160	—	—	—	—	1,160
Stock-based compensation	—	—	327,581	—	—	—	—	327,581
Value of shares in deferred compensation plan	—	—	—	—	—	—	(731)	(731)
Balances at November 29, 2013	600,834	$61	$3,392,696	$6,928,964	$46,103	(104,573)	$(3,643,190)	$6,724,634
Net income	—	—	—	268,395	—	—	—	268,395
Other comprehensive income, net of taxes	—	—	—	—	(54,197)	—	—	(54,197)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(273,065)	—	12,075	327,231	54,166
Tax benefit from employee stock plans	—	—	53,225	—	—	—	—	53,225
Purchase of treasury stock	—	—	—	—	—	(10,852)	(600,000)	(600,000)
Equity awards assumed for acquisition	—	—	21	—	—	—	—	21
Stock-based compensation	—	—	332,553	—	—	—	—	332,553
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,892)	(2,892)
Balances at November 28, 2014	600,834	$61	$3,778,495	$6,924,294	$(8,094)	(103,350)	$(3,918,851)	$6,775,905
Net income	—	—	—	629,551	—	—	—	629,551
Other comprehensive income, net of taxes	—	—	—	—	(160,986)	—	—	(160,986)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(300,414)	—	8,429	278,311	(22,103)
Tax benefit from employee stock plans	—	—	68,133	—	—	—	—	68,133
Purchase of treasury stock	—	—	—	—	—	(8,104)	(625,000)	(625,000)
Equity awards assumed for acquisition	—	—	677	—	—	—	—	677
Stock-based compensation	—	—	337,578	—	—	—	—	337,578
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,175)	(2,175)
Balances at November 27, 2015	600,834	$61	$4,184,883	$7,253,431	$(169,080)	(103,025)	$(4,267,715)	$7,001,580
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 27, 2015	November 28, 2014	November 29, 2013
Cash flows from operating activities:
Net income	$629,551	$268,395	$289,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	339,473	313,590	321,227
Stock-based compensation	335,859	333,701	328,987
Deferred income taxes	(69,657)	(26,089)	29,704
Gain on the sale of property	(21,415)	—	—
Write down of assets held for sale	—	—	23,151
Unrealized (gains) losses on investments	(9,210)	(74)	5,665
Tax benefit from stock-based compensation	68,133	53,225	25,290
Excess tax benefits from stock-based compensation	(68,153)	(53,235)	(40,619)
Other non-cash items	1,216	1,889	5,654
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(79,502)	7,928	33,649
Prepaid expenses and other current assets	(7,701)	(1,918)	(55,509)
Trade payables	22,870	6,211	7,132
Accrued expenses	(5,944)	37,544	41,828
Accrued restructuring	(16,620)	8,871	(6,949)
Income taxes payable	29,801	11,006	(58,875)
Deferred revenue	320,801	326,438	201,366
Net cash provided by operating activities	1,469,502	1,287,482	1,151,686
Cash flows from investing activities:
Purchases of short-term investments	(2,064,833)	(2,014,186)	(2,058,058)
Maturities of short-term investments	371,790	272,076	360,485
Proceeds from sales of short-term investments	1,176,476	1,443,577	1,449,961
Acquisitions, net of cash acquired	(826,004)	(29,802)	(704,589)
Purchases of property and equipment	(184,936)	(148,332)	(188,358)
Proceeds from sale of property	57,779	—	24,260
Purchases of long-term investments, intangibles and other assets	(22,779)	(17,572)	(67,737)
Proceeds from sale of long-term investments	4,149	3,532	6,233
Net cash used for investing activities	(1,488,358)	(490,707)	(1,177,803)
Cash flows from financing activities:
Purchases of treasury stock	(625,000)	(600,000)	(1,100,000)
Proceeds from issuance of treasury stock	164,270	227,841	598,194
Cost of issuance of treasury stock	(186,373)	(173,675)	(97,418)
Excess tax benefits from stock-based compensation	68,153	53,235	40,619
Proceeds from debt and capital lease obligations	989,280	—	25,703
Repayment of debt and capital lease obligations	(602,189)	(14,684)	(25,879)
Debt issuance costs	(8,828)	—	(357)
Net cash used for financing activities	(200,687)	(507,283)	(559,138)
Effect of foreign currency exchange rates on cash and cash equivalents	(21,297)	(6,648)	(5,241)
Net increase (decrease) in cash and cash equivalents	(240,840)	282,844	(590,496)
Cash and cash equivalents at beginning of year	1,117,400	834,556	1,425,052
Cash and cash equivalents at end of year	$876,560	$1,117,400	$834,556
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$203,010	$20,140	$129,701
Cash paid for interest	$56,014	$68,886	$64,843
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$126,800	$—
Issuance of common stock and stock awards assumed in business acquisitions	$677	$21	$1,160
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2015, 2014 and 2013 were 52-week years.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the licensing of subscription, time-based and perpetual software products, associated software maintenance and support plans, non-software related hosted services, consulting services, training and technical support.

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
For our software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
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

Subscription and Services and Support Revenue
We recognize revenue for hosted services that are based on a committed number of transactions, ratably beginning on the date the services are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether all revenue recognition criteria have been met.
Our services and support revenue is composed of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, mobile and device products and solutions. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Reserve
Revenue reserve rollforward (in thousands):

	2015	2014	2013
Beginning balance	$17,402	$28,664	$57,058
Amount charged to revenue	45,676	45,550	74,031
Actual returns	(43,632)	(56,812)	(102,425)
Ending balance	$19,446	$17,402	$28,664
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

(in thousands)	2015	2014	2013
Beginning balance	$7,867	$10,228	$12,643
Increase due to acquisition	326	51	1,038
Charged to operating expenses	1,472	603	933
Deductions(1)	(2,372)	(3,015)	(4,386)
Ending balance	$7,293	$7,867	$10,228
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2015. We elected to use the Step 1 quantitative assessment for our reporting units and determined there was no impairment of goodwill.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2015, 2014 or 2013.
During fiscal 2015, our intangible assets were amortized over their estimated useful lives ranging from 1 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Purchased technology	6
Customer contracts and relationships	8
Trademarks	8
Acquired rights to use technology	8
Localization	1
Other intangibles	5

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
Internal Use Software
We capitalize costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.
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
Treasury Stock
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2015, 2014 and 2013 were $113.6 million, $87.9 million and $88.5 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We use foreign exchange option and forward contracts for revenue denominated in Euros, British Pounds and Yen. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Contracts that do not qualify for hedge accounting are adjusted to fair value through earnings. See Note 5 for information regarding our hedging activities.
Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions are recorded each period as a component of interest and other income, net in our Consolidated Statements of Income. Foreign exchange option contracts hedging forecasted foreign currency revenue are designated as cash flow hedges with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk are short-term fixed-income investments, structured repurchase transactions, foreign currency and interest rate hedge contracts and trade receivables.
Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our cash and investments are held and primarily managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer and we believe no significant concentration of credit risk exists with respect to these investments.
We enter into foreign currency hedge contracts with bank counterparties that could expose us to credit related losses in the event of their nonperformance. This is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements which have the ability to further limit credit related losses with the same counterparty by permitting net settlement transactions.

The aggregate fair value of foreign currency contracts in net asset positions as of November 27, 2015 and November 28, 2014 was $19.1 million and $33.0 million respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by certain immaterial liabilities included in master netting arrangements with those same counterparties.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recent Accounting Pronouncements
On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
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
With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.
NOTE 2.  ACQUISITIONS
Fotolia
On January 27, 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos. During the first quarter of fiscal 2015, we began integrating Fotolia into our Digital Media reportable segment.
Under the acquisition method of accounting, the total final purchase price was allocated to Fotolia's net tangible and intangible assets based upon their estimated fair values as of January 27, 2015. During fiscal 2015, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to assumed intangible assets, calculation of deferred tax assets, liabilities and equity awards. The total final purchase price for Fotolia was $807.5 million of which $745.1 million was allocated to goodwill that was non-deductible for tax purposes, $204.4 million to identifiable intangible assets and $142.0 million to net liabilities assumed.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Behance
On December 20, 2012, we completed our acquisition of privately held Behance, an online social media platform to showcase and discover creative work. During the first quarter of fiscal 2013, we began integrating Behance into our Digital Media reportable segment. Behance’s community and portfolio capabilities have accelerated our strategy to bring additional community features to Creative Cloud.
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
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2015, 2014 and 2013 acquisitions as the impact to our Consolidated Financial Statements was not material.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$352,371	$—	$—	$352,371
Cash equivalents:
Money market mutual funds	482,479	—	—	482,479
Municipal securities	1,850	—	(1)	1,849
Time deposits	13,461	—	—	13,461
U.S. Treasury securities	26,400	—	—	26,400
Total cash equivalents	524,190	—	(1)	524,189
Total cash and cash equivalents	876,561	—	(1)	876,560
Short-term fixed income securities:
Corporate bonds and commercial paper	1,890,253	2,273	(5,612)	1,886,914
Asset-backed securities	83,449	11	(146)	83,314
Foreign government securities	1,276	—	(8)	1,268
Municipal securities	137,280	101	(49)	137,332
U.S. agency securities	130,397	85	(14)	130,468
U.S. Treasury securities	873,400	101	(1,273)	872,228
Total short-term investments	3,116,055	2,571	(7,102)	3,111,524
Total cash, cash equivalents and short-term investments	$3,992,616	$2,571	$(7,103)	$3,988,084

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$348,283	$—	$—	$348,283
Cash equivalents:
Money market mutual funds	705,978	—	—	705,978
Time deposits	63,139	—	—	63,139
Total cash equivalents	769,117	—	—	769,117
Total cash and cash equivalents	1,117,400	—	—	1,117,400
Short-term fixed income securities:
Corporate bonds and commercial paper	1,514,632	5,253	(509)	1,519,376
Foreign government securities	4,499	12	—	4,511
Municipal securities	174,775	438	(12)	175,201
U.S. agency securities	497,154	1,295	(64)	498,385
U.S. Treasury securities	423,075	1,080	(28)	424,127
Subtotal	2,614,135	8,078	(613)	2,621,600
Marketable equity securities	153	338	—	491
Total short-term investments	2,614,288	8,416	(613)	2,622,091
Total cash, cash equivalents and short-term investments	$3,731,688	$8,416	$(613)	$3,739,491
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of November 27, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,112,883	$(5,377)	$291,890	$(443)
Asset-backed securities	60,057	(147)	—	—
Municipal securities	35,594	(50)	21,759	(12)
Foreign government securities	1,268	(8)	—	—
U.S. Treasury and agency securities	820,570	(1,287)	43,507	(64)
Total	$2,030,372	$(6,869)	$357,156	$(519)

There were 914 securities and 213 securities in an unrealized loss position for less than twelve months at November 27, 2015 and at November 28, 2014, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 27, 2015 and November 28, 2014 (in thousands):

	2015		2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$30,218	$(233)	$8,636	$(66)
Municipal securities	1,300	(1)	—	—
U.S. Treasury and agency securities	—	—	5,884	(28)
Total	$31,518	$(234)	$14,520	$(94)

There were fifteen securities and eight securities in an unrealized loss position for more than twelve months at November 27, 2015 and at November 28, 2014, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of November 27, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$853,041	$853,007
Due between one and two years	1,205,254	1,202,586
Due between two and three years	773,150	771,332
Due after three years	284,610	284,599
Total	$3,116,055	$3,111,524
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2015, 2014 and 2013, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 27, 2015.
The fair value of our financial assets and liabilities at November 27, 2015 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$482,479	$482,479	$—	$—
Municipal securities	1,849	—	1,849	—
Time deposits	13,461	13,461	—	—
U.S. Treasury securities	26,400	—	26,400	—
Short-term investments:
Corporate bonds and commercial paper	1,886,914	—	1,886,914	—
Asset-backed securities	83,314	—	83,314	—
Foreign government securities	1,268	—	1,268	—
Municipal securities	137,332	—	137,332	—
U.S. agency securities	130,468	—	130,468	—
U.S. Treasury securities	872,228	—	872,228	—
Prepaid expenses and other current assets:
Foreign currency derivatives	19,126	—	19,126	—
Other assets:
Deferred compensation plan assets	32,063	971	31,092	—
Interest rate swap derivatives	19,821	—	19,821	—
Total assets	$3,706,723	$496,911	$3,209,812	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,154	$—	$2,154	$—
Total liabilities	$2,154	$—	$2,154	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2015 and 2014, we determined there were no other-than-temporary impairments on our cost method investments.
As of November 27, 2015, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 15 for further details regarding our investment in lease receivables.
The fair value of our senior notes was $1.97 billion as of November 27, 2015, based on observable market prices in less active market and categorized as Level 2. See Note 16 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
Hedge Accounting and Hedging Programs
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
The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance which are largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements which have the ability to further limit credit-related losses with the same counterparty by permitting net settlement of transactions. Our hedging policy also establishes maximum limits for each counterparty to mitigate any concentration of risk.
Fair Value Hedging—Hedges of Interest Rate Risks
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
Cash Flow Hedging—Hedges of Forecasted Foreign Currency Revenue and Interest Rate Risks
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss was recorded in the stockholders’ equity section in our Consolidated Balance Sheets in accumulated other comprehensive income and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 16 for further details regarding our debt.

For fiscal 2015, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur. In fiscal 2014 and 2013 these net gains or losses were insignificant.
Balance Sheet Hedging—Hedges of Foreign Currency Assets and Liabilities
We also hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.
As of November 27, 2015, total notional amounts of outstanding contracts were $228.3 million which included the notional equivalent of $75.8 million in Euros, $44.3 million in British Pounds, $37.8 million in Australian Dollars, $28.8 million in Japanese Yen, and $41.6 million in other foreign currencies. As of November 28, 2014, total notional amounts of outstanding contracts were $235.5 million which included the notional equivalent of $137.2 million in Euros, $30.9 million in British Pounds and $67.4 million in other foreign currencies. At November 27, 2015 and November 28, 2014, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 27, 2015 and November 28, 2014 were as follows (in thousands):

	2015		2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)(3)	$16,979	$—	$31,275	$—
Interest rate swap (2)	19,821	—	14,268	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	2,147	2,154	1,716	663
Total derivatives	$38,947	$2,154	$47,259	$663
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

(2)	Included in other assets on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	2015		2014		2013
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in other comprehensive income, net of tax(1)	$39,825	$—	$41,993	$—	$34,677	$—
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax(2)	$56,336	$—	$18,705	$—	$35,914	$—
Net gain (loss) recognized in income(3)	$(17,423)	$—	$(14,962)	$—	$(21,098)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$4,430	$—	$466	$—	$2,129
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(10,952)	$(21,559)	$(4,783)
Net unrealized gain (loss) recognized in other income	3,815	17,217	2,751
	(7,137)	(4,342)	(2,032)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	5,490	1,324	1,835
Net unrealized gain (loss) recognized in other income	(1,060)	(858)	294
	4,430	466	2,129
Net gain (loss) recognized in interest and other income (expense), net	$(2,707)	$(3,876)	$97

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 27, 2015 and November 28, 2014 (in thousands):

	2015	2014
Computers and equipment	$940,057	$855,218
Furniture and fixtures	89,434	82,385
Server hardware under capital lease	—	25,703
Capital projects in-progress	12,394	68,652
Leasehold improvements	247,535	240,506
Land	70,728	106,283
Buildings	398,468	320,410
Total	1,758,616	1,699,157
Less accumulated depreciation and amortization	(971,195)	(914,034)
Property and equipment, net	$787,421	$785,123
Depreciation and amortization expense of property and equipment for fiscal 2015, 2014 and 2013 was $146.3 million, $144.2 million and $144.7 million, respectively.
In the second quarter of fiscal 2015, management approved a plan to sell land and an unoccupied building located in San Jose, California. The total carrying value of the property assets was $36.3 million which mostly pertained to the land. The decision to sell these property assets was largely based upon a general lack of operational needs for the building and land, and recent improvements in market conditions for commercial real estate in the area. We began to actively market the assets during the second quarter of fiscal 2015 and finalized the sale of these assets on September 23, 2015 for total proceeds of $57.8 million. The gain on the sale of the property assets was included in interest and other income (expense), net in our Consolidated Statements of Income.

In August 2014, we exercised our option to purchase the East and West Towers of our corporate headquarter offices for a total purchase price of $143.2 million. We capitalized the East and West Towers as property and equipment on our Consolidated Balance Sheets at $144.1 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase. These buildings are depreciated over their useful life of 40 years on a straight-line basis.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended November 27, 2015 and November 28, 2014 was as follows (in thousands):

	2013	Acquisitions	Other(1)	2014	Acquisitions	Other(1)	2015
Digital Media	$2,049,726	$12,510	$(4,838)	$2,057,398	$747,964	$(9,060)	$2,796,302
Digital Marketing	2,463,828	—	(57,687)	2,406,141	—	(93,983)	2,312,158
Print and Publishing	258,427	—	(4)	258,423	—	(2)	258,421
Goodwill	$4,771,981	$12,510	$(62,529)	$4,721,962	$747,964	$(103,045)	$5,366,881
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets by reportable segment as of November 27, 2015 and November 28, 2014 were as follows (in thousands):

	2015	2014
Digital Media	$291,779	$147,182
Digital Marketing	218,054	321,086
Print and Publishing	174	1,394
Purchased and other intangible assets, net	$510,007	$469,662
Purchased and other intangible assets subject to amortization as of November 27, 2015 and November 28, 2014 were as follows (in thousands):

	2015			2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$199,053	$(104,704)	$94,349	$405,208	$(264,697)	$140,511
Customer contracts and relationships	$506,639	$(204,578)	$302,061	$376,994	$(143,330)	$233,664
Trademarks	81,219	(41,175)	40,044	67,268	(36,516)	30,752
Acquired rights to use technology	144,202	(100,278)	43,924	148,836	(86,258)	62,578
Localization	1,500	(358)	1,142	549	(382)	167
Other intangibles	36,280	(7,793)	28,487	3,163	(1,173)	1,990
Total other intangible assets	$769,840	$(354,182)	$415,658	$596,810	$(267,659)	$329,151
Purchased and other intangible assets, net	$968,893	$(458,886)	$510,007	$1,002,018	$(532,356)	$469,662

In fiscal 2015, certain purchased intangibles associated with our acquisitions of Omniture, Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Consolidated Balance Sheets. In fiscal 2014, certain purchased intangibles associated with our acquisitions of Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to purchased and other intangible assets was $174.5 million and $152.7 million for fiscal 2015 and 2014, respectively. Of these amounts, $104.4 million and $100.2 million were included in cost of sales for fiscal 2015 and 2014, respectively.
In fiscal 2013, we acquired rights to use certain technology for $51.8 million, of which $26.5 million was related to historical use of licensing rights and was expensed as cost of product revenue. Excluding the expense associated with historical use of the acquired rights to use the technology, amortization expense was $156.9 million, of which $105.7 million was included in cost of sales for fiscal 2013.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of November 27, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2016	$30,745	$108,716
2017	23,401	97,822
2018	16,431	87,028
2019	9,794	60,499
2020	7,584	30,412
Thereafter	6,394	31,181
Total expected amortization expense	$94,349	$415,658
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of November 27, 2015 and November 28, 2014 consisted of the following (in thousands):

	2015	2014
Accrued compensation and benefits	$312,776	$320,679
Sales and marketing allowances	66,876	75,627
Accrued corporate marketing	38,512	28,369
Taxes payable	27,996	24,658
Royalties payable	23,334	15,073
Accrued interest expense	26,538	22,621
Other	182,332	196,839
Accrued expenses	$678,364	$683,866
Other primarily includes general corporate accruals for technical support and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Domestic	$589,371	$191,563	$132,916
Foreign	284,410	169,813	223,225
Income before income taxes	$873,781	$361,376	$356,141

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for fiscal 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Current:
United States federal	$204,834	$26,822	$(53,985)
Foreign	52,125	51,684	65,609
State and local	(14,975)	4,713	3,317
Total current	241,984	83,219	14,941
Deferred:
United States federal	(31,011)	(24,090)	24,139
Foreign	(9,368)	(12,895)	(6,215)
State and local	(25,511)	(6,476)	(7,328)
Total deferred	(65,890)	(43,461)	10,596
Tax expense attributable to employee stock plans	68,136	53,223	40,619
Provision for income taxes	$244,230	$92,981	$66,156
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2015	2014	2013
Computed “expected” tax expense	$305,824	$126,481	$124,649
State tax expense, net of federal benefit	(8,316)	(4,411)	(6,304)
Tax credits	(25,967)	(1,166)	(29,087)
Differences between statutory rate and foreign effective tax rate	(90,063)	(33,769)	(39,678)
Change in deferred tax asset valuation allowance	—	—	514
Stock-based compensation (net of tax deduction)	9,623	8,688	9,783
Resolution of income tax examinations	(17,595)	(1,896)	(8,421)
Domestic manufacturing deduction benefit	(16,800)	(6,272)	(2,929)
Tax charge for licensing acquired company technology to foreign subsidiaries	80,015	—	18,935
Other, net	7,509	5,326	(1,306)
Provision for income taxes	$244,230	$92,981	$66,156

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 27, 2015 and November 28, 2014 are presented below (in thousands):

	2015	2014
Deferred tax assets:
Acquired technology	$9,071	$9,477
Reserves and accruals	33,251	46,569
Deferred revenue	17,110	16,311
Unrealized losses on investments	5,505	6,723
Stock-based compensation	59,103	58,501
Net operating loss carryforwards of acquired companies	20,877	9,082
Credit carryforwards	57,568	41,419
Capitalized expenses	17,566	—
Benefits relating to tax positions	43,095	9,540
Other	20,648	10,974
Total gross deferred tax assets	283,794	208,596
Deferred tax asset valuation allowance	(21,286)	(22,100)
Total deferred tax assets	262,508	186,496
Deferred tax liabilities:
Depreciation and amortization	62,143	73,295
Undistributed earnings of foreign subsidiaries	249,159	221,845
Acquired intangible assets	159,415	138,392
Total deferred tax liabilities	470,717	433,532
Net deferred tax liabilities	$208,209	$247,036
The deferred tax assets and liabilities for fiscal 2015 and 2014 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities includes changes that are recorded to other comprehensive income, additional paid-in capital, goodwill, unrecognized tax benefits and retained earnings.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 27, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.7 billion. The unrecognized deferred tax liability for these earnings is approximately $1.0 billion.
As of November 27, 2015, we have net operating loss carryforwards of approximately $52.1 million for federal, $16.4 million for state, and $7.6 million for foreign. We also have state and foreign tax credit carryforwards of approximately $55.0 million and $21.8 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2016 through 2034. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we have been tracking certain deferred tax attributes of approximately $55.0 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity if and when they reduce taxes payable.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 27, 2015, a valuation allowance of $21.3 million has been established for certain deferred tax assets related to the impairment of investments and certain state and foreign assets. For fiscal 2015, the total change in the valuation allowance was immaterial.
Accounting for Uncertainty in Income Taxes
During fiscal 2015 and 2014, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2015	2014
Beginning balance	$148,848	$136,098
Gross increases in unrecognized tax benefits – prior year tax positions	3,784	144
Gross increases in unrecognized tax benefits – current year tax positions	129,358	18,877
Settlements with taxing authorities	(11,548)	(995)
Lapse of statute of limitations	(2,687)	(1,630)
Foreign exchange gains and losses	(9,037)	(3,646)
Ending balance	$258,718	$148,848
As of November 27, 2015, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $27.8 million.
We file income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the United States. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2010 and 2010, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
NOTE 10.  RESTRUCTURING
Fiscal 2014 Restructuring Plan
In the fourth quarter of fiscal 2014, in order to better align our global resources for Digital Media and Digital Marketing, we initiated a restructuring plan to vacate our Research and Development facility in China and our Sales and Marketing facility in Russia. This plan consisted of reductions of approximately 350 full-time positions and we recorded restructuring charges of approximately $21.0 million through fiscal 2015 related to ongoing termination benefits for the positions eliminated. The amount accrued for the fair value of future contractual obligations under these operating leases was insignificant. During the first quarter of fiscal 2015 we vacated both of these facilities and as of November 27, 2015 we consider the Fiscal 2014 Restructuring Plan to be substantially complete.
Other Restructuring Plans
During the past several years, we have implemented Other Restructuring Plans consisting of reductions in workforce and the consolidation of facilities to better align our resources around our business strategies. As of November 27, 2015, we considered our Other Restructuring Plans to be substantially complete. We continue to make cash outlays to settle obligations under these plans, however the current impact to our Consolidated Financial Statements is not material.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2015 (in thousands):

	November 28, 2014	Costs Incurred	Cash Payments	Other Adjustments	November 27, 2015
Fiscal 2014 Restructuring Plan:
Termination benefits	$14,461	$773	$(16,512)	$1,290	$12
Cost of closing redundant facilities	472	—	(417)	(55)	—
Other Restructuring Plans:
Termination benefits	537	—	(120)	(230)	187
Cost of closing redundant facilities	6,844	640	(1,130)	(1,819)	4,535
Total restructuring plans	$22,314	$1,413	$(18,179)	$(814)	$4,734
Accrued restructuring charges of $4.7 million as of November 27, 2015 include $1.5 million recorded in accrued restructuring, current and $3.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2016 and facilities-related liabilities under contract through fiscal 2021 of which approximately 75% will be paid through 2017.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2015, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $25.7 million, $24.8 million and $22.3 million in fiscal 2015, 2014 and 2013, respectively. Adobe is under no obligation to continue matching future employee contributions and at the Company’s discretion may change its practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 27, 2015 and November 28, 2014, the invested amounts under the Deferred Compensation Plan total $32.1 million and $25.7 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 27, 2015 and November 28, 2014, $39.6 million and $31.0 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Unit Plans
We currently grant restricted stock units to eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”). In February 2015, the Executive Compensation Committee of the Board of Directors retired our remaining share reserves under the 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). Restricted stock units granted under these plans as part of our annual review process vest annually over three years. Other restricted stock units granted under these plans generally vest over four years, the majority of which vest 25% annually. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee of the Board of Directors.
We grant performance awards to officers and key employees under our 2003 Plan. Performance awards granted under this plan between fiscal 2009 and fiscal 2012 vest annually over three years, and performance awards granted in fiscal 2015, 2014 and 2013 cliff-vest after three years.
As of November 27, 2015, we had reserved 173.2 million shares of common stock for issuance under our 2003 Plan and had 48.5 million shares available for grant.
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
As of November 27, 2015, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 10.8 million shares remain available for future issuance.
Stock Option Plans
The Executive Compensation Committee of the Board of Directors eliminated the use of stock option grants for all employees in fiscal 2012. Stock option grants to non-employee directors were minimal in fiscal 2013, and in December 2013 the Board of Directors eliminated the use of option grants for directors as well.
The 2003 Plan allows us to grant options to all employees, including executive officers, outside consultants and non-employee directors. This plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally four years and expire seven years from the effective date of grant.
Performance Share Programs
On January 26, 2015, our Executive Compensation Committee approved the 2015 Performance Share Program, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Under our 2015 Performance Share Program (“2015 Program”), shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. The purpose of the 2015 Program is to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. Performance share awards will be awarded and fully vest at the later of the three-year anniversary of the grant date on January 24, 2018 or the Executive Compensation Committee's certification of the level of achievement. Participants in the 2015 Program generally have the ability to receive up to 200% of the target number of shares originally granted.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 24, 2014, our Executive Compensation Committee approved the 2014 Performance Share Program, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Under our 2014 Performance Share Program (“2014 Program”), shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. The purpose of the 2014 Program is to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance the ability of Adobe to attract and retain highly talented and competent individuals. Performance share awards will be awarded and fully vest at the later of the three-year anniversary of the grant date on January 24, 2017 or the Executive Compensation Committee’s certification of the level of achievement. Participants in the 2014 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
Effective January 24, 2013, our Executive Compensation Committee modified our Performance Share Program by eliminating the use of qualitative performance objectives, with 100% of shares to be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance awards were granted under the 2013 Performance Share Program (“2013 Program”) pursuant to the terms of our 2003 Equity Incentive Plan. The purpose of the 2013 Program is to align key management and senior leadership with stockholders’ interests over the long term and to retain key employees. Performance share awards will be awarded and fully vest at the later of the three-year anniversary of the grant date on January 24, 2016 or the Executive Compensation Committee's certification of the level of achievement. Participants in the 2013 Program generally have the ability to receive up to 200% of the target number of shares originally granted.
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
Valuation of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
We use the Black-Scholes option pricing model to determine the fair value of ESPP shares and stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2015	2014	2013
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 30%	26 - 28%	26 - 30%
Risk free interest rate	0.11 - 0.67%	0.06 - 0.47%	0.09 - 0.34%

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Beginning outstanding balance	13,564	17,948	18,415
Awarded	4,012	4,413	7,236
Released	(6,561)	(7,502)	(6,224)
Forfeited	(946)	(1,295)	(1,479)
Ending outstanding balance	10,069	13,564	17,948

The weighted average grant date fair values of restricted stock units granted during fiscal 2015, 2014 and 2013 were $75.47, $61.16 and $39.87, respectively. The total fair value of restricted stock units vested during fiscal 2015, 2014 and 2013 was $495.1 million, $457.3 million and $249.5 million, respectively.

Information regarding restricted stock units outstanding at November 27, 2015, November 28, 2014 and November 29, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Restricted stock units outstanding	10,069	0.93	$928.0
Restricted stock units vested and expected to vest	9,267	0.86	$842.9
2014
Restricted stock units outstanding	13,564	0.94	$999.4
Restricted stock units vested and expected to vest	12,352	0.87	$903.1
2013
Restricted stock units outstanding	17,948	1.09	$1,019.1
Restricted stock units vested and expected to vest	16,265	1.02	$920.5
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 27, 2015, November 28, 2014 and November 29, 2013 were $92.17, $73.68 and $56.78, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
As of November 27, 2015, the shares awarded under our 2015, 2014 and 2013 Performance Share Programs are yet to be achieved.The following table sets forth the summary of performance share activity under our 2015, 2014 and 2013 Performance Share Programs for the fiscal year ended November 27, 2015 (in thousands):

	2015		2014		2013
	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,517	3,034	854	1,707	—	—
Awarded	671	1,342	709	1,417	946	1,891
Forfeited	(248)	(495)	(46)	(90)	(92)	(184)
Ending outstanding balance	1,940	3,881	1,517	3,034	854	1,707

In the first quarter of fiscal 2013, the Executive Compensation Committee certified the actual performance achievement of participants in the 2012 Performance Share Program (the “2012 Program”). Based upon the achievement of specific and/or market-based performance goals outlined in the 2012 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 116% of target or approximately 1.3 million shares for the 2012 Program. One third of the shares under the 2012 Program vested in the first quarter of fiscal 2013 and the remaining two thirds vested evenly on the following two anniversaries of the grant if not forfeited by the recipient.
The following table sets forth the summary of performance share activity under our performance share programs prior to 2013, based upon share awards actually achieved, for the fiscal years ended November 27, 2015, November 28, 2014 and November 29, 2013 (in thousands):

	2015	2014	2013
Beginning outstanding balance	354	861	388
Achieved	—	—	1,279
Released	(354)	(486)	(665)
Forfeited	—	(21)	(141)
Ending outstanding balance	—	354	861

The total fair value of performance awards vested during fiscal 2015, 2014 and 2013 was $26.1 million, $28.7 million and $25.4 million, respectively.

Information regarding performance shares outstanding at November 28, 2014 and November 29, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2014
Performance shares outstanding	354	0.16	$26.1
Performance shares vested and expected to vest	348	0.16	$25.5
2013
Performance shares outstanding	861	0.58	$48.9
Performance shares vested and expected to vest	817	0.56	$46.3
_________________________________________

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 28, 2014 and November 29, 2013 were $73.68 and $56.78, respectively.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2015, 2014 and 2013 were $20.81, $17.02 and $11.40, respectively. Employees purchased 2.1 million shares at an average price of $52.37, 2.9 million shares at an average price of $34.76, and 3.4 million shares at an average price of $25.71, respectively, for fiscal 2015, 2014 and 2013. The intrinsic value of shares purchased during fiscal 2015, 2014 and 2013 was $53.9 million, $93.4 million and $58.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
There were no stock option grants during fiscal 2015 and 2014. Stock option activity under our stock option program for fiscal 2015, 2014 and 2013 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
November 30, 2012	24,517	$32.09
Granted	25	$45.03
Exercised	(15,872)	$32.15
Cancelled	(1,584)	$37.37
Increase due to acquisition	273	$6.82
November 29, 2013	7,359	$29.93
Granted	—	$—
Exercised	(4,055)	$30.88
Cancelled	(153)	$25.37
Increase due to acquisition	22	$29.44
November 28, 2014	3,173	$28.92
Granted	—	$—
Exercised	(1,900)	$28.83
Cancelled	(34)	$20.90
Increase due to acquisition	88	$14.38
November 27, 2015	1,327	$28.28

The weighted average fair value of options granted during fiscal 2013 was $8.64.
The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $92.3 million, $141.3 million and $181.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at November 27, 2015, November 28, 2014 and November 29, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2015
Options outstanding	1,327	$28.28	2.67	$84.8
Options vested and expected to vest	1,319	$28.39	2.66	$84.1
Options exercisable	1,214	$30.08	2.40	$75.4
2014
Options outstanding	3,173	$28.92	3.19	$142.0
Options vested and expected to vest	3,153	$29.00	3.17	$140.9
Options exercisable	2,786	$30.24	2.85	$121.0
2013
Options outstanding	7,359	$29.93	3.22	$197.6
Options vested and expected to vest	7,242	$30.05	3.18	$193.6
Options exercisable	5,752	$31.28	2.65	$146.7
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 27, 2015, November 28, 2014 and November 29, 2013 were $92.17, $73.68 and $56.78, respectively.

Grants to Executive Officers
All equity awards granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
The 2003 Plan provides for the granting of non-qualified stock options and restricted stock units to non-employee directors. The initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.3 million based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting. The actual target grant value will be prorated based on the number of days remaining before the next annual meeting or the date of the first anniversary of our last annual meeting if the next annual meeting is not yet scheduled.
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
Restricted stock units granted to directors for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Restricted stock units granted to existing directors	41	48	36
Restricted stock units granted to new directors	—	—	14

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the annual equity awards process in 2013, there were approximately 25 thousand options granted to non-employee directors with a $45.03 exercise price, equal to the fair market value of our common stock on the date of grant. These options vested 100% on the day preceding the fiscal 2014 annual meeting and had a seven-year term.
Compensation Costs
We recognize the estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The fiscal 2015, 2014 and 2013 awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above, and are valued using a Monte Carlo Simulation model. The fair value of the awards was fixed at grant date and amortized over the longer of the remaining performance or service period. For the fiscal 2012 performance shares, expense is being recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
As of November 27, 2015, there was $394.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2015	$1,449	$5,185	$14,082	$18,360	$4,790	$43,866
2014	$1,855	$4,000	$15,125	$17,706	$6,476	$45,162
2013	$2,059	$3,413	$18,188	$21,283	$8,410	$53,353
Restricted Stock and Performance Share Awards
2015	$6,481	$6,446	$104,624	$109,908	$66,709	$294,168
2014	$5,878	$6,619	$107,029	$102,909	$66,104	$288,539
2013	$5,052	$6,961	$102,464	$101,423	$59,734	$275,634
_________________________________________

(1)	During fiscal 2015, 2014 and 2013, we recorded tax benefits of $68.8 million, $72.4 million and $70.7 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2015 were as follows (in thousands):

	November 28, 2014	Increase / Decrease	Reclassification Adjustments		November 27, 2015
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$8,237	$(2,386)	$(3,309)		$2,542
Unrealized losses on available-for-sale securities	(609)	(6,840)	354		(7,095)
Total net unrealized gains on available-for-sale securities	7,628	(9,226)	(2,955)	(1)	(4,553)
Net unrealized gains on derivative instruments designated as hedging instruments	28,655	29,795	(55,535)	(2)	2,915
Cumulative foreign currency translation adjustments	(44,377)	(123,065)	—		(167,442)
Total accumulated other comprehensive income (loss), net of taxes	$(8,094)	$(102,496)	$(58,490)		$(169,080)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Available-for-sale securities:
Unrealized gains / losses	$(154)	$1	$169
Reclassification adjustments	—	(8)	(2)
Subtotal available-for-sale securities	(154)	(7)	167
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	6,147	—	—
Reclassification adjustments*	(550)	—	—
Subtotal derivatives designated as hedging instruments	5,597	—	—
Foreign currency translation adjustments	(3,378)	(1,868)	2,789
Total taxes, other comprehensive income (loss)	$2,065	$(1,875)	$2,956
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2015, 2014 and 2013, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $625.0 million, $600.0 million, and $1.1 billion, respectively. Of the $625.0 million prepayments during fiscal 2015, $425.0 million was under the new $2 billion stock repurchase program and the remaining $200.0 million was under the previous $2 billion authority. The $600.0 million and $1.1 billion prepayments during fiscal 2014 and 2013 were under the previous $2 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price of $63.48 through structured repurchase agreements entered into during fiscal 2014 and fiscal 2013. During fiscal 2013, we repurchased approximately 21.6 million shares at an average price per share of $46.47 through structured repurchase agreements entered into during fiscal 2013 and fiscal 2012.
For fiscal 2015, 2014 and 2013, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2015, November 28, 2014 and November 29, 2013 were excluded from the computation of earnings per share. As of November 27, 2015, $38.2 million of prepayments remained under the agreement.
Subsequent to November 27, 2015, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $150 million stock repurchase agreement, $1.43 billion remains under our current authority.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2015, 2014 and 2013 (in thousands, except per share data):

	2015	2014	2013
Net income	$629,551	$268,395	$289,985
Shares used to compute basic net income per share	498,764	497,867	501,372
Dilutive potential common shares:
Unvested restricted stock and performance share awards	7,389	8,586	8,736
Stock options	1,011	2,027	3,368
Shares used to compute diluted net income per share	507,164	508,480	513,476
Basic net income per share	$1.26	$0.54	$0.58
Diluted net income per share	$1.24	$0.53	$0.56

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal 2015, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $79.22 that would have been anti-dilutive.
For fiscal 2014 and 2013, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $65.93 and $45.08, respectively, were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial.
NOTE 15.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense for these leases was approximately $92.9 million, $111.1 million, and $119.0 million in fiscal 2015, 2014 and 2013. Our sublease income was immaterial for all periods presented.

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the land and the East and West Tower buildings, and lease the Almaden Tower building. See Note 6 for discussion of our East and West Towers purchase.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Consolidated Balance Sheets. As of November 27, 2015, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivable may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including a certain financial ratio that is reported to the lessor quarterly. As of November 27, 2015, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Consolidated Balance Sheets.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our non-cancellable unconditional purchase obligations and operating leases for each of the next five years and thereafter as of November 27, 2015 (in thousands):

		Operating Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income
2016	$341,288	$41,192	$1,678
2017	62,915	32,138	1,579
2018	11,730	27,795	1,257
2019	3,795	24,437	1,309
2020	59	21,416	1,345
Thereafter	—	46,569	1,198
Total	$419,787	$193,547	$8,366

The table above includes operating lease commitments related to our restructured facilities. See Note 10 for information regarding our restructuring charges.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $62.3 million, $45.2 million and $40.2 million in fiscal 2015, 2014 and 2013, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  DEBT
Our debt as of November 27, 2015 and November 28, 2014 consisted of the following (in thousands):

	2015	2014
Notes	$1,887,410	$1,496,778
Fair value of interest rate swap	19,821	14,268
Adjusted carrying value of Notes	1,907,231	1,511,046
Capital lease obligations	—	3,269
Total debt and capital lease obligations	1,907,231	1,514,315
Less: current portion	—	603,229
Debt and capital lease obligations	$1,907,231	$911,086
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
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR plus a fixed number of basis points. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR floating interest rate plus a spread of a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.

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

As of November 27, 2015, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.91 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $1.97 billion as of November 27, 2015. The total fair value of $1.97 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 27, 2015, we were in compliance with all of the covenants.
In February 2015, we made semi-annual interest payments on our 2015 and 2020 Notes totaling $31.1 million. In August 2015, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $38.1 million.
Credit Agreement
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. Pursuant to the terms of the Credit Agreement, we may, subject to the agreement of the applicable lenders, request up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. Loans under the Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our public debt ratings, ranging from 0.795% and 1.3% or (ii) the base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.00% to 0.30%. Commitment fees are payable quarterly at rates between 0.08% and 0.20% per year, also based on our debt ratings. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
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
As of November 27, 2015, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2015, 2014 and 2013 included the following (in thousands):

	2015	2014	2013
Interest and other income (expense), net:
Interest income	$28,759	$21,355	$21,887
Foreign exchange gains (losses)	(20,130)	(18,840)	(21,001)
Realized gains on fixed income investment	3,309	4,024	4,090
Realized losses on fixed income investment	(354)	(97)	(1,077)
Other	22,325	825	1,042
Interest and other income (expense), net	$33,909	$7,267	$4,941
Interest expense	$(64,184)	$(59,732)	$(67,508)
Investment gains (losses), net:
Realized investment gains	$2,760	$1,298	$1,783
Unrealized investment gains	—	912	1,251
Realized investment losses	(206)	(1,054)	(7,049)
Unrealized investment losses	(1,593)	—	—
Investment gains (losses), net	$961	$1,156	$(4,015)
Non-operating income (expense), net	$(29,314)	$(51,309)	$(66,582)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment results for fiscal 2015, 2014 and 2013 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2015
Revenue	$3,095,160	$1,508,858	$191,493	$4,795,511
Cost of revenue	210,587	525,309	8,421	744,317
Gross profit	$2,884,573	$983,549	$183,072	$4,051,194
Gross profit as a percentage of revenue	93%	65%	96%	84%
Fiscal 2014
Revenue	$2,603,179	$1,355,216	$188,670	$4,147,065
Cost of revenue	148,958	463,772	9,350	622,080
Gross profit	$2,454,221	$891,444	$179,320	$3,524,985
Gross profit as a percentage of revenue	94%	66%	95%	85%
Fiscal 2013
Revenue	$2,625,913	$1,228,868	$200,459	$4,055,240
Cost of revenue	170,788	404,804	10,965	586,557
Gross profit	$2,455,125	$824,064	$189,494	$3,468,683
Gross profit as a percentage of revenue	93%	67%	95%	86%
The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2015, 2014 and 2013 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2015	2014	2013
Americas:
United States	$2,548,024	$2,115,148	$1,935,429
Other	240,020	199,221	198,953
Total Americas	2,788,044	2,314,369	2,134,382
EMEA	1,336,448	1,179,864	1,129,180
APAC:
Japan	347,740	365,570	472,110
Other	323,279	287,262	319,568
Total APAC	671,019	652,832	791,678
Revenue	$4,795,511	$4,147,065	$4,055,240

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment	2015	2014
Americas:
United States	$621,122	$651,281
Other	427	656
Total Americas	621,549	651,937
EMEA	43,943	46,380
APAC:
India	111,662	76,428
Other	10,267	10,378
Total APAC	121,929	86,806
Property and equipment, net	$787,421	$785,123
 Significant Customers
For fiscal 2015, 2014 and 2013 there were no customers that represented at least 10% of net revenue. In fiscal 2015 and 2014, no single customer was responsible for over 10% of our trade receivables.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2015
(in thousands, except per share data)	Quarter Ended
	February 27	May 29	August 28	November 27
Revenue	$1,109,181	$1,162,158	$1,217,768	$1,306,404
Gross profit	$942,383	$976,985	$1,026,783	$1,105,043
Income before income taxes	$163,248	$180,974	$232,619	$296,940
Net income	$84,888	$147,493	$174,465	$222,705
Basic net income per share	$0.17	$0.30	$0.35	$0.45
Diluted net income per share	$0.17	$0.29	$0.34	$0.44

	2014
(in thousands, except per share data)	Quarter Ended
	February 28	May 30	August 29	November 28
Revenue	$1,000,120	$1,068,208	$1,005,409	$1,073,328
Gross profit	$851,611	$913,304	$847,685	$912,385
Income before income taxes	$64,892	$121,271	$62,938	$112,275
Net income	$47,046	$88,527	$44,686	$88,136
Basic net income per share	$0.09	$0.18	$0.09	$0.18
Diluted net income per share	$0.09	$0.17	$0.09	$0.17
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 27, 2015 and November 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 27, 2015. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of November 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 27, 2015 and November 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended November 27, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

(signed) KPMG LLP
Santa Clara, California
January 19, 2016

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 27, 2015. Based on their evaluation as of November 27, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 27, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of November 27, 2015, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 27, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) is incorporated herein by reference to our 2016 Proxy Statement. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2016 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2016 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated herein by reference to our 2016 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2016 Proxy Statement.
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
Date: January 19, 2016

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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 19, 2016
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 19, 2016
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHANTANU NARAYEN		January 19, 2016
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 19, 2016
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 19, 2016
Richard T. Rowley	Vice President, Corporate Controller and Chief Accounting Officer

/s/ AMY BANSE		January 19, 2016
Amy Banse	Director

/s/ KELLY BARLOW		January 19, 2016
Kelly Barlow	Director

Signature	Title	Date

/s/ EDWARD W. BARNHOLT		January 19, 2016
Edward W. Barnholt	Director

/s/ ROBERT K. BURGESS		January 19, 2016
Robert K. Burgess	Director

/s/ FRANK CALDERONI		January 19, 2016
Frank Calderoni	Director

/s/ MICHAEL R. CANNON		January 19, 2016
Michael R. Cannon	Director

/s/ JAMES E. DALEY		January 19, 2016
James E. Daley	Director

/s/ LAURA DESMOND		January 19, 2016
Laura Desmond	Director

/s/ DANIEL L. ROSENSWEIG		January 19, 2016
Daniel L. Rosensweig	Director

/s/ ROBERT SEDGEWICK		January 19, 2016
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Adobe
Adobe Connect
Adobe CreativeSync
Adobe Premiere
After Effects
Behance
Creative Cloud
Creative Suite
Dreamweaver
EchoSign
Flash
Fotolia
Illustrator
InCopy
InDesign
Lightroom
LiveCycle
Photoshop
PostScript
Reader
Typekit

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/2015	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/24/15	10.3	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/10/15	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	8-K	1/26/12	10.2	000-15175

10.4F	Award Calculation Methodology to the 2012 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/12	10.3	000-15175

10.4G	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2012 Performance Share Program)*	10-K	1/26/12	10.61	000-15175

10.4H	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4I	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4J	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4K	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4L	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.4M	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.4N	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4O	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4P	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.20	000-15175

10.7	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.8A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.8B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.8C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.9	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.10A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.10B	First Amendment to Credit Agreement, dated as of July 27, 2015 among the Company and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the other lenders party thereto	8-K	7/30/15	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.11A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.11B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

10.11C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.12	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.13	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.14	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.15A	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6	000-52076

10.15B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A	000-52076

10.16	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.17	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.18	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.19	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.20	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.21	Description of 2012 Director Compensation*	10-K	1/26/12	10.76	000-15175

10.22	2012 Executive Annual Incentive Plan*	8-K	1/26/12	10.4	000-15175

10.23	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.25A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.25B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.26	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.27	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.28	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.29	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.30	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.31	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.32	Description of 2016 Director Compensation*					X

10.33	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.34	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.35A	Aviary, Inc. 2008 Stock Plan, as amended	S-8	9/26/14	99.1	333-198973

10.35B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)	S-8	9/26/14	99.2	333-198973

10.35C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non-U.S.)	S-8	9/26/14	99.3	333-198973

10.36	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan	S-8	3/13/15	99.1	333-202732

10.37	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

12.1	Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Registrant					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11A through 10.15B are to filings made by Omniture, Inc.

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