Form 10-Q
period 2016-03-04
ADOBE SYSTEMS INC
filed 2016-03-30
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2016

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 25, 2016 was 500,209,547.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 4, 2016	November 27, 2015
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$830,696	$876,560
Short-term investments	3,267,192	3,111,524
Trade receivables, net of allowances for doubtful accounts of $5,359 and $7,293, respectively	599,207	672,006
Prepaid expenses and other current assets	238,295	161,802
Total current assets	4,935,390	4,821,892
Property and equipment, net	794,876	787,421
Goodwill	5,389,000	5,366,881
Purchased and other intangibles, net	518,686	510,007
Investment in lease receivable	80,439	80,439
Other assets	178,291	159,832
Total assets	$11,896,682	$11,726,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$71,706	$93,307
Accrued expenses	591,821	679,884
Income taxes payable	4,458	6,165
Deferred revenue	1,563,821	1,434,200
Total current liabilities	2,231,806	2,213,556
Long-term liabilities:
Debt	1,916,831	1,907,231
Deferred revenue	44,839	51,094
Income taxes payable	261,305	256,129
Deferred income taxes	265,748	208,209
Other liabilities	94,951	88,673
Total liabilities	4,815,480	4,724,892
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 500,693 and 497,809 shares outstanding, respectively	61	61
Additional paid-in-capital	4,292,486	4,184,883
Retained earnings	7,221,083	7,253,431
Accumulated other comprehensive income (loss)	(151,679)	(169,080)
Treasury stock, at cost (100,141 and 103,025 shares, respectively), net of reissuances	(4,280,749)	(4,267,715)
Total stockholders’ equity	7,081,202	7,001,580
Total liabilities and stockholders’ equity	$11,896,682	$11,726,472
_________________________________________

(*)
The Condensed Consolidated Balance Sheet as of November 27, 2015 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 4, 2016	February 27, 2015
Revenue:
Subscription	$1,070,250	$713,442
Product	201,112	290,774
Services and support	111,973	104,965
Total revenue	1,383,335	1,109,181
Cost of revenue:
Subscription	107,275	95,527
Product	20,299	19,703
Services and support	70,998	51,568
Total cost of revenue	198,572	166,798
Gross profit	1,184,763	942,383
Operating expenses:
Research and development	237,204	215,509
Sales and marketing	474,891	392,741
General and administrative	146,935	145,081
Restructuring and other charges	(419)	1,755
Amortization of purchased intangibles	18,394	14,272
Total operating expenses	877,005	769,358
Operating income	307,758	173,025
Non-operating income (expense):
Interest and other income (expense), net	4,187	3,338
Interest expense	(18,469)	(14,545)
Investment gains (losses), net	(1,169)	1,430
Total non-operating income (expense), net	(15,451)	(9,777)
Income before income taxes	292,307	163,248
Provision for income taxes	38,000	78,360
Net income	$254,307	$84,888
Basic net income per share	$0.51	$0.17
Shares used to compute basic net income per share	499,125	498,754
Diluted net income per share	$0.50	$0.17
Shares used to compute diluted net income per share	505,676	507,526

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 4, 2016	February 27, 2015
	Increase/(Decrease)
Net income	$254,307	$84,888
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(1,627)	(817)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(44)	(927)
Net increase (decrease) from available-for-sale securities	(1,671)	(1,744)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(1,711)	12,296
Reclassification adjustment for recognized gains / losses on derivative instruments	(2,935)	(23,712)
Net increase (decrease) from derivatives designated as hedging instruments	(4,646)	(11,416)
Foreign currency translation adjustments	23,718	(82,556)
Other comprehensive income (loss), net of taxes	17,401	(95,716)
Total comprehensive income (loss), net of taxes	$271,708	$(10,828)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 4, 2016	February 27, 2015
Cash flows from operating activities:
Net income	$254,307	$84,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	81,200	79,635
Stock-based compensation	92,310	84,208
Deferred income taxes	56,906	4,879
Unrealized losses (gains) on investments	2,047	(9,687)
Tax benefit from stock-based compensation	14,855	33,584
Excess tax benefits from stock-based compensation	(14,859)	(33,599)
Other non-cash items	(1,420)	(1,241)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	74,274	62,058
Prepaid expenses and other current assets	(84,832)	(23,912)
Trade payables	(21,601)	1,368
Accrued expenses	(81,111)	(139,820)
Income taxes payable	2,085	21,610
Deferred revenue	123,366	19,044
Net cash provided by operating activities	497,527	183,015
Cash flows from investing activities:
Purchases of short-term investments	(534,310)	(318,938)
Maturities of short-term investments	178,939	88,729
Proceeds from sales of short-term investments	194,515	382,611
Acquisitions, net of cash acquired	—	(800,342)
Purchases of property and equipment	(46,200)	(35,546)
Purchases of long-term investments and other assets	(51,892)	(16,031)
Proceeds from sale of long-term investments	106	1,146
Net cash used for investing activities	(258,842)	(698,371)
Cash flows from financing activities:
Purchases of treasury stock	(150,000)	(200,000)
Proceeds from issuance of treasury stock	45,544	56,320
Cost of issuance of treasury stock	(194,795)	(150,017)
Excess tax benefits from stock-based compensation	14,859	33,599
Proceeds from debt issuance	—	989,280
Repayment of debt and capital lease obligations	—	(602,189)
Debt issuance costs	—	(7,718)
Net cash provided by (used for) financing activities	(284,392)	119,275
Effect of foreign currency exchange rates on cash and cash equivalents	(157)	(8,435)
Net decrease in cash and cash equivalents	(45,864)	(404,516)
Cash and cash equivalents at beginning of period	876,560	1,117,400
Cash and cash equivalents at end of period	$830,696	$712,884
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$15,973	$5,994
Cash paid for interest	$26,077	$16,885

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015 on file with the SEC (our “Annual Report”).
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our first quarter of fiscal 2016 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 4, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015, that are of significance or potential significance to us.

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
Cash, cash equivalents and short-term investments consisted of the following as of March 4, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$423,341	$—	$—	$423,341
Cash equivalents:
Money market mutual funds	399,846	—	—	399,846
Time deposits	7,509	—	—	7,509
Total cash equivalents	407,355	—	—	407,355
Total cash and cash equivalents	830,696	—	—	830,696
Short-term fixed income securities:
Asset-backed securities	92,112	108	(49)	92,171
Corporate bonds and commercial paper	2,033,037	2,361	(8,322)	2,027,076
Foreign government securities	1,277	—	(2)	1,275
Municipal securities	141,396	182	(20)	141,558
U.S. agency securities	111,407	50	(6)	111,451
U.S. Treasury securities	894,140	287	(766)	893,661
Total short-term investments	3,273,369	2,988	(9,165)	3,267,192
Total cash, cash equivalents and short-term investments	$4,104,065	$2,988	$(9,165)	$4,097,888

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$352,371	$—	$—	$352,371
Cash equivalents:
Money market mutual funds	482,479	—	—	482,479
Municipal Securities	1,850	—	(1)	1,849
Time deposits	13,461	—	—	13,461
U.S. Treasury securities	26,400	—	—	26,400
Total cash equivalents	524,190	—	(1)	524,189
Total cash and cash equivalents	876,561	—	(1)	876,560
Short-term fixed income securities:
Asset-backed securities	83,449	11	(146)	83,314
Corporate bonds and commercial paper	1,890,253	2,273	(5,612)	1,886,914
Foreign government securities	1,276	—	(8)	1,268
Municipal securities	137,280	101	(49)	137,332
U.S. agency securities	130,397	85	(14)	130,468
U.S. Treasury securities	873,400	101	(1,273)	872,228
Total short-term investments	3,116,055	2,571	(7,102)	3,111,524
Total cash, cash equivalents and short-term investments	$3,992,616	$2,571	$(7,103)	$3,988,084

See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 4, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,405,679	$(7,818)	$1,112,883	$(5,377)
Asset-backed securities	46,133	(49)	60,057	(147)
Municipal securities	14,000	(19)	35,594	(50)
Foreign government securities	1,275	(2)	1,268	(8)
U.S. Treasury and agency securities	713,723	(772)	820,570	(1,287)
Total	$2,180,810	$(8,660)	$2,030,372	$(6,869)

There were 1,103 securities and 914 securities in an unrealized loss position for less than twelve months at March 4, 2016 and at November 27, 2015, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of March 4, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$43,488	$(504)	$30,218	$(233)
Municipal securities	551	(1)	1,300	(1)
Total	$44,039	$(505)	$31,518	$(234)
There were 25 securities and 15 securities in an unrealized loss position for more than twelve months at March 4, 2016 and at November 27, 2015, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 4, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$945,345	$945,015
Due between one and two years	1,224,030	1,221,301
Due between two and three years	744,427	741,925
Due after three years	359,567	358,951
Total	$3,273,369	$3,267,192
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the three months ended March 4, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 4, 2016.
The fair value of our financial assets and liabilities at March 4, 2016 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	399,846	399,846	—	—
Time deposits	7,509	7,509	—	—
Short-term investments:
Asset-backed securities	92,171	—	92,171	—
Corporate bonds and commercial paper	2,027,076	—	2,027,076	—
Foreign government securities	1,275	—	1,275	—
Municipal securities	141,558	—	141,558	—
U.S. agency securities	111,451	—	111,451	—
U.S. Treasury securities	893,661	—	893,661	—
Prepaid expenses and other current assets:
Foreign currency derivatives	13,500	—	13,500	—
Other assets:
Deferred compensation plan assets	37,660	1,052	36,608	—
Interest rate swap derivatives	29,019	—	29,019	—
Total assets	$3,754,726	$408,407	$3,346,319	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,600	$—	$1,600	$—
Total liabilities	$1,600	$—	$1,600	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 27, 2015 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$482,479	$482,479	$—	$—
Municipal securities	1,849	—	1,849	—
Time deposits	13,461	13,461	—	—
U.S. Treasury securities	26,400	—	26,400	—
Short-term investments:
Asset-backed securities	83,314	—	83,314	—
Corporate bonds and commercial paper	1,886,914	—	1,886,914	—
Foreign government securities	1,268	—	1,268	—
Municipal securities	137,332	—	137,332	—
U.S. agency securities	130,468	—	130,468	—
U.S. Treasury securities	872,228	—	872,228	—
Prepaid expenses and other current assets:
Foreign currency derivatives	19,126	—	19,126	—
Other assets:
Deferred compensation plan assets	32,063	971	31,092	—
Interest rate swap derivatives	19,821	—	19,821	—
Total assets	$3,706,723	$496,911	$3,209,812	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,154	$—	$2,154	$—
Total liabilities	$2,154	$—	$2,154	$—

See Note 3 for further information regarding the fair value of our financial instruments.
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB- and a weighted average credit rating of AA-. We value these securities based on pricing from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments and derivatives having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Our deferred compensation plan assets consist of prime money market funds and mutual funds.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 4, 2016 we determined there was an immaterial other-than-temporary impairment on certain of our cost method investments and wrote down the investments to fair value. For the three months ended February 27, 2015, we determined there were no other-than-temporary impairments on our cost method investments.
As of March 4, 2016, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 11 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $1.99 billion as of March 4, 2016, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
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

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively, and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Condensed Consolidated Statements of Income. The time value of purchased contracts is recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.

The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance which are largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. In addition, the Company enters into master netting arrangements which have the ability to further limit credit-related losses with the same counterparty by permitting net settlement of transactions. Our hedging policy also establishes maximum limits for each counterparty to mitigate any concentration of risk.
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
In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss is recorded in the stockholders’ equity section in our Condensed Consolidated Balance Sheets in accumulated other comprehensive income and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 12 for further details regarding our debt.

Fair Value Hedging - Hedges of Interest Rate Risk

During the third quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 12 for further details regarding our debt.

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

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 4, 2016 and November 27, 2015 were as follows (in thousands):

	2016		2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$11,986	$—	$16,979	$—
Interest rate swap (2)	29,019	—	19,821	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,514	1,600	2,147	2,154
Total derivatives	$42,519	$1,600	$38,947	$2,154

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

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three months ended March 4, 2016 and February 27, 2015 was as follows (in thousands):

	2016		2015
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(1,711)	$—	$22,239	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$3,220	$—	$23,712	$—
Net gain (loss) recognized in income(3)	$(5,140)	$—	$(2,935)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(965)	$—	$2,070
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 4, 2016 and November 27, 2015 was $5.39 billion and $5.37 billion, respectively.
Purchased and other intangible assets subject to amortization as of March 4, 2016 and November 27, 2015 were as follows (in thousands):

	2016			2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$199,662	$(113,047)	$86,615	$199,053	$(104,704)	$94,349
Customer contracts and relationships	$551,008	$(224,024)	$326,984	$506,639	$(204,578)	$302,061
Trademarks	81,256	(43,921)	37,335	81,219	(41,175)	40,044
Acquired rights to use technology	145,083	(105,408)	39,675	144,202	(100,278)	43,924
Localization	904	(358)	546	1,500	(358)	1,142
Other intangibles	37,481	(9,950)	27,531	36,280	(7,793)	28,487
Total other intangible assets	$815,732	$(383,661)	$432,071	$769,840	$(354,182)	$415,658
Purchased and other intangible assets, net	$1,015,394	$(496,708)	$518,686	$968,893	$(458,886)	$510,007

Amortization expense related to purchased and other intangible assets was $37.6 million and $39.5 million for the three months ended March 4, 2016 and February 27, 2015, respectively. Of these amounts $19.0 million and $24.9 million were included in cost of sales for the three months ended March 4, 2016 and February 27, 2015, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 4, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2016	$22,405	$85,073
2017	23,568	103,535
2018	16,441	92,171
2019	10,074	65,345
2020	7,865	35,220
Thereafter	6,262	50,727
Total expected amortization expense	$86,615	$432,071
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of March 4, 2016 and November 27, 2015 consisted of the following (in thousands):

	2016	2015
Accrued compensation and benefits	$251,250	$312,776
Sales and marketing allowances	57,569	66,876
Accrued corporate marketing	47,117	38,512
Taxes payable	29,405	27,996
Royalties payable	19,040	23,334
Accrued interest expense	7,335	26,538
Other	180,105	183,852
Accrued expenses	$591,821	$679,884

Other primarily includes general corporate accruals including accrued restructuring charges, and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 4, 2016 and the fiscal year ended November 27, 2015 was as follows (in thousands):

	2016	2015
Beginning outstanding balance	10,069	13,564
Awarded	3,325	4,012
Released	(4,288)	(6,561)
Forfeited	(255)	(946)
Ending outstanding balance	8,851	10,069

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at March 4, 2016 and February 27, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2016
Restricted stock units outstanding	8,851	1.52	$762.7
Restricted stock units vested and expected to vest	7,716	1.45	$654.2
2015
Restricted stock units outstanding	11,002	1.39	$870.2
Restricted stock units vested and expected to vest	9,557	1.33	$746.7
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 4, 2016 and February 27, 2015 were $86.18 and $79.10, respectively.

Summary of Performance Shares
Our 2016, 2015 and 2014 Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of each grant date. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
In the first quarter of fiscal 2016, the Executive Compensation Committee approved the 2016 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.

In the first quarter of fiscal 2016, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.4 million shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the third-year anniversary of the grant on January 24, 2016, if not forfeited. As of March 4, 2016, the shares awarded under our 2016, 2015 and 2014 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our Performance Share Programs for the three months ended March 4, 2016 and the fiscal year ended November 27, 2015 (in thousands):

	2016			2015
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,940		3,881	1,517	3,034
Achieved	(1,373)		(1,387)	—	—
Awarded	1,206	(1)	1,053	671	1,342
Forfeited	(50)		(101)	(248)	(495)
Ending outstanding balance	1,723		3,446	1,940	3,881

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________

(1)
Included in the 1.2 million shares awarded during the three months ended March 4, 2016 were 0.7 million shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 4, 2016 and February 27, 2015 were as follows:

Three Months
	2016	2015
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 29%	27% - 30%
Risk free interest rate	0.49% - 1.06%	0.12% - 0.67%

Employees purchased 0.7 million shares at an average price of $58.79 and 0.7 million shares at an average price of $50.31 for the three months ended March 4, 2016 and February 27, 2015, respectively. The intrinsic value of shares purchased during the three months ended March 4, 2016 and February 27, 2015 was $23.7 million and $16.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of March 4, 2016 and November 27, 2015, we had 1.1 million and 3.2 million stock options outstanding, respectively.

Compensation Costs
As of March 4, 2016, there was $623.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for the three months ended March 4, 2016 and February 27, 2015 were as follows (in thousands):

	2016		2015
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$373	$1,803	$441	$1,529
Cost of revenue—services and support	1,433	1,895	1,216	1,857
Research and development	3,874	29,484	4,056	26,705
Sales and marketing	4,550	29,356	4,598	27,285
General and administrative	1,233	18,747	1,463	16,761
Total	$11,463	$81,285	$11,774	$74,137

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended March 4, 2016 were as follows (in thousands):

Balance as of November 27, 2015	$7,253,431
Net income	254,307
Re-issuance of treasury stock	(286,655)
Balance as of March 4, 2016	$7,221,083
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of March 4, 2016 were as follows (in thousands):

	November 27, 2015	Increase / Decrease	Reclassification Adjustments		March 4, 2016
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,542	$727	$(333)		$2,936
Unrealized losses on available-for-sale securities	(7,095)	(2,354)	289		(9,160)
Total net unrealized gains on available-for-sale securities	(4,553)	(1,627)	(44)	(1)	(6,224)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	2,915	(1,711)	(2,935)	(2)	(1,731)
Cumulative foreign currency translation adjustments	(167,442)	23,718	—		(143,724)
Total accumulated other comprehensive income (loss), net of taxes	$(169,080)	$20,380	$(2,979)		$(151,679)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income (loss) for the three months ended March 4, 2016 and February 27, 2015 (in thousands):

	Three Months
	2016	2015
Available-for-sale securities:
Unrealized gains / losses	$28	$(107)
Reclassification adjustments	—	—
Subtotal available-for-sale securities	28	(107)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	6,147
Reclassification adjustments(1)	(151)	(53)
Subtotal derivatives designated as hedging instruments	(151)	6,094
Foreign currency translation adjustments	633	(2,095)
Total taxes, other comprehensive income (loss)	$510	$3,892
_________________________________________

(1)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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
During the three months ended March 4, 2016 and February 27, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $150 million and $200 million, respectively. The prepayment of $150 million during the three months ended March 4, 2016 was under the current $2 billion authority while the prepayment of $200 million during the three months ended February 27, 2015 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 4, 2016, we repurchased approximately 1.5 million shares at an average price of $88.67 through structured repurchase agreements entered into during fiscal 2015 and the three months ended March 4, 2016. During the three months ended February 27, 2015, we repurchased approximately 2.4 million shares at an average price of $72.39 through structured repurchase agreements entered into during fiscal 2014 and the three months ended February 27, 2015.
For the three months ended March 4, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by March 4, 2016 were excluded from the computation of earnings per share. As of March 4, 2016, $54.8 million of prepayment remained under this agreement.
Subsequent to March 4, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $225 million stock repurchase agreement, $1.2 billion remains under our current authority.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 4, 2016 and February 27, 2015 (in thousands, except per share data):

	Three Months
	2016	2015
Net income	$254,307	$84,888
Shares used to compute basic net income per share	499,125	498,754
Dilutive potential common shares:
Unvested restricted stock and performance share awards	5,922	7,479
Stock options	629	1,293
Shares used to compute diluted net income per share	505,676	507,526
Basic net income per share	$0.51	$0.17
Diluted net income per share	$0.50	$0.17
For the three months ended March 4, 2016 and February 27, 2015, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $87.98 and $73.38, respectively that would have been anti-dilutive.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the East and West Tower buildings, lease the Almaden Tower building and own the land under each of them.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of March 4, 2016, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of March 4, 2016, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  DEBT
Notes
In February 2010, we issued $600 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $1.5 billion and were net of an issuance discount of $6.6 million. In addition, we incurred issuance costs of $10.7 million. Both the discount and issuance costs were or are being amortized to interest expense over the respective terms of the 2015 and 2020 Notes using the effective interest method. The 2015 Notes ranked, and 2020 Notes rank, equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs was 3.45% for the 2015 Notes and is 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010. The 2015 Notes were settled on February 1, 2015, as discussed below.
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

As of March 4, 2016, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.92 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $1.99 billion as of March 4, 2016. The total fair value of $1.99 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 4, 2016, we were in compliance with all of the covenants.
In February 2016, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $37.6 million.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of March 4, 2016, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three months ended March 4, 2016 and February 27, 2015 included the following (in thousands):

	Three Months
	2016	2015
Interest and other income (expense), net:
Interest income	$10,677	$6,288
Foreign exchange gains (losses)	(6,530)	(4,247)
Realized gains on fixed income investment	333	967
Realized losses on fixed income investment	(289)	(40)
Other	(4)	370
Interest and other income (expense), net	$4,187	$3,338
Interest expense	$(18,469)	$(14,545)
Investment gains (losses), net:
Realized investment gains	$1,055	$1,695
Realized investment losses	(125)	—
Unrealized investment losses	(2,099)	(265)
Investment gains (losses), net	$(1,169)	$1,430
Non-operating income (expense), net	$(15,451)	$(9,777)

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

Our segment results for the three months ended March 4, 2016 and February 27, 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended March 4, 2016
Revenue	$931,718	$406,246	$45,371	$1,383,335
Cost of revenue	54,547	141,917	2,108	198,572
Gross profit	$877,171	$264,329	$43,263	$1,184,763
Gross profit as a percentage of revenue	94%	65%	95%	86%
Three months ended February 27, 2015
Revenue	$702,773	$357,167	$49,241	$1,109,181
Cost of revenue	44,345	120,375	2,078	166,798
Gross profit	$658,428	$236,792	$47,163	$942,383
Gross profit as a percentage of revenue	94%	66%	96%	85%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2015. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW

For our first quarter of fiscal 2016, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions. Our first quarter of fiscal 2016 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.

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

We offer Creative Cloud for individuals, teams and enterprises, and we enable larger enterprise customers to acquire Creative Cloud desktop apps through Enterprise Term License Agreements (“ETLAs”). These Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our new service called Adobe Stock. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and shift our revenue to be more recurring and predictable as revenue is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive, such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for the first quarter of fiscal 2016.

We are also a market leader with our Adobe Document Cloud offerings built around our Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services, including Adobe eSign. Adobe Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. In the second quarter of fiscal 2015, we delivered the next generation of this offering called Adobe Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices. Adobe Document Cloud includes Adobe Acrobat DC and Adobe eSign, and a set of integrated services enables users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is licensed both through subscription and perpetual pricing.

Annualized Recurring Revenue (“ARR”) is currently our key performance metric to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the first quarter of fiscal 2016 are based on currency rates set at the start of fiscal 2016 and held constant throughout the year.We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the first quarter of fiscal 2016 was $2.74 billion, up from $2.50 billion at the end of fiscal 2015. Document Cloud ARR exiting the first quarter fiscal 2016 was $393.0 million, up from $385.0 million at the end of fiscal 2015. Total Digital Media ARR grew to $3.13 billion at the end of the first quarter of fiscal 2016, up from $2.88 billion at the end of fiscal 2015.

Our success in driving growth in ARR has begun to positively affect our revenue growth. Creative revenue in the first quarter of fiscal 2016 was $732.9 million, up from $509.4 million in the first quarter of fiscal 2015 and representing 44% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2016 was $198.8 million, up from $193.4 million in the first quarter of fiscal 2015 and representing 3% year-over-year growth. Total Digital Media segment revenue grew to $931.7 million in first quarter of fiscal 2016, up from $702.8 million in the first quarter of fiscal 2015 and representing 33% year-over-year growth.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Digital Marketing business provides comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager, Adobe Campaign, Adobe Audience Manager and Adobe Primetime, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized, relevant experience to their constituents.

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

We utilize a direct salesforce to market and license our Adobe Marketing Cloud solutions, as well as an extensive ecosystem of partners including marketing agencies, systems integrators and developers that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. In the first quarter of fiscal 2016, we achieved record Marketing Cloud revenue of $377.3 million, which represents 21% year-over-year revenue growth. In addition, we drove strong demand for our Marketing Cloud solutions, which we expect will positively benefit revenue growth in future quarters.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 4, 2016, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2015.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 4, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015, that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the First Quarter of Fiscal 2016

•	Our results of operations for the first quarter of fiscal 2016 were impacted by an extra week due to our first quarter of fiscal 2016 having 14 weeks as compared to 13 weeks in the year-ago period.

•
During the three months ended March 4, 2016, our subscription revenue as a percentage of total revenue increased to 77% compared to 64% in the year-ago period as we transitioned more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $3.13 billion as of March 4, 2016 increased by $249 million, or 9%, from $2.88 billion as of November 27, 2015. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud and Document Cloud subscriptions.

•
Digital Media revenue of $931.7 million during the three months ended March 4, 2016 increased by $228.9 million, or 33%, compared with the year-ago period primarily due to the increase in subscription revenue associated with our Creative Cloud offering.

•
Adobe Marketing Cloud revenue of $377.3 million during the three months ended March 4, 2016 increased by $65.9 million, or 21%, compared with the year-ago period. The increase was primarily due to continued adoption of our Adobe Experience Manager (“AEM”) offering and increases in Adobe Campaign and Adobe Analytics revenue.

•
Our total deferred revenue of $1.61 billion as of March 4, 2016 increased by $123.4 million, or 8%, from $1.49 billion as of November 27, 2015 primarily due to new contracts and existing renewals for our Adobe Marketing Cloud services and increases in Creative Cloud individual and team subscriptions.

•
Cost of revenue of $198.6 million during the three months ended March 4, 2016 increased by $31.8 million, or 19%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount and higher incentive compensation program achievement, and royalty costs including royalty payments related to our stock photography offering from the acquisition of Fotolia during the first quarter of fiscal 2015. Also contributing to the overall increase in cost of revenue was the increase in costs associated with training and consulting services provided to our customers.

•
Operating expenses of $877.0 million during the three months ended March 4, 2016 increased by $107.6 million, or 14%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount and higher incentive compensation costs. Also contributing to the overall increase in operating expenses are higher corporate marketing expenses driven by increased marketing activities during the first quarter of fiscal 2016.

•	Net income of $254.3 million during the three months ended March 4, 2016 increased by $169.4 million, or 200%, compared with the year-ago period primarily due to revenue increases.

•
Net cash flow from operations of $497.5 million during the three months ended March 4, 2016 increased by $314.5 million, or 172%, compared to the three months ended February 27, 2015 primarily due to higher net income, increases in deferred revenue and decreases in accounts receivable.

Revenue for the Three Months Ended March 4, 2016 and February 27, 2015 (dollars in millions)

	Three Months
	2016	2015	% Change
Subscription	$1,070.2	$713.4	50%
Percentage of total revenue	77%	64%
Product	201.1	290.8	(31)%
Percentage of total revenue	15%	26%
Services and support	112.0	105.0	7%
Percentage of total revenue	8%	9%
Total revenue	$1,383.3	$1,109.2	25%

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
As described in Note 14 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three months ended March 4, 2016 and February 27, 2015 are as follows (dollars in millions):

	Three Months
	2016	2015	% Change
Digital Media	$781.9	$483.8	62%
Digital Marketing	280.9	224.9	25%
Print and Publishing	7.4	4.7	57%
Total subscription revenue	$1,070.2	$713.4	50%

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

Segment Information (dollars in millions)

	Three Months
	2016	2015	% Change
Digital Media	$931.7	$702.8	33%
Percentage of total revenue	68%	63%
Digital Marketing	406.2	357.2	14%
Percentage of total revenue	29%	32%
Print and Publishing	45.4	49.2	(8)%
Percentage of total revenue	3%	4%
Total revenue	$1,383.3	$1,109.2	25%

Digital Media

Revenue from Digital Media increased $228.9 million during the three months ended March 4, 2016, as compared to the three months ended February 27, 2015 primarily driven by increases in revenue associated with our creative offerings. Document Cloud revenue increased slightly during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015.

Revenue associated with our creative offerings, which includes our Creative Cloud and perpetual creative offerings, increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in number of paid Creative Cloud individual and team subscriptions. Also contributing to the increase in revenue associated with our creative offerings were increases in revenue associated with our Creative Cloud Photography Plan subscription offering and stock photography offering from the acquisition of Fotolia in the latter part of the first quarter of fiscal 2015. The increases associated with our creative products were slightly offset by expected declines in revenue associated with our other perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family, increased slightly during the three months ended March 4, 2016 as compared to the year ago period primarily due to increases in revenue associated with Adobe eSign and our Document Cloud subscription offering, partially offset by decreases in revenue associated with our Document Cloud perpetual license offerings.

Digital Marketing

Revenue from Digital Marketing increased $49.0 million during the three months ended March 4, 2016, as compared to the three months ended February 27, 2015 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 21% during the three months ended March 4, 2016 as compared to the year-ago period. Contributing to this increase were the continued adoption of our AEM offerings and increases in revenue associated with Adobe Analytics and Adobe Campaign.
Geographical Information (dollars in millions)

	Three Months
	2016	2015	% Change
Americas	$806.5	$644.6	25%
Percentage of total revenue	58%	58%
EMEA	385.6	307.1	26%
Percentage of total revenue	28%	28%
APAC	191.2	157.5	21%
Percentage of total revenue	14%	14%
Total revenue	$1,383.3	$1,109.2	25%

Overall revenue during the three months ended March 4, 2016 increased in all geographic regions as compared to the three months ended February 27, 2015 primarily due to increases in Digital Media and Digital Marketing revenue, slightly offset by the decline in Print and Publishing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. The overall increase in revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies during the three months ended March 4, 2016 as compared to the year-ago period.

Foreign currency impacts to revenue for the three months ended March 4, 2016 are shown below.

(in millions)	2016
Revenue impact:	Increase/ (Decrease)
EMEA:
Euro	$(28.6)
British Pound	(5.0)
Other currencies	(1.4)
Total EMEA	(35.0)
Japanese Yen	(4.3)
Other currencies	(8.8)
Total revenue impact	(48.1)
Hedging impact:
Euro	1.2
British Pound	1.9
Japanese Yen	0.1
Total hedging impact	3.2
Total impact	$(44.9)
During the three months ended March 4, 2016, the relative strength of the U.S. Dollar against EMEA currencies caused revenue in EMEA measured in U.S. Dollar equivalents to decrease as compared to the year-ago period. These decreases were slightly offset by hedging gains from our Euro, British Pound and Japanese Yen hedging programs during the three months ended March 4, 2016.
Cost of Revenue for the Three Months Ended March 4, 2016 and February 27, 2015 (dollars in millions)

	Three Months
	2016	2015	% Change
Subscription	$107.3	$95.5	13%
Percentage of total revenue	8%	9%
Product	20.3	19.7	3%
Percentage of total revenue	1%	2%
Services and support	71.0	51.6	38%
Percentage of total revenue	5%	5%
Total cost of revenue	$198.6	$166.8	19%
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

Cost of subscription revenue increased due to the following:

% Change 2016-2015 QTD
Data center costs	6%
Compensation and related benefits associated with headcount	3
Depreciation expense	2
Royalty cost	3
Amortization of purchased intangibles	(1)
Total change	13%

Data center costs increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Royalty cost increased during the three months ended March 4, 2016 as compared to the year-ago period due to increased royalty payments related to our stock photography offering from the acquisition of Fotolia in the first quarter of fiscal 2015. Depreciation expense increased during the three months ended March 4, 2016 as compared to the year-ago periods primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue increased 3% during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 primarily due to an increase in royalty costs related to our stock photography perpetual offering from our acquisition of Fotolia in the first quarter of fiscal 2015, largely offset by decreases in localization costs, amortization of purchased intangibles, cost of sales and excess and obsolete inventory.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased due to the following:

% Change 2016-2015 QTD
Compensation associated with cash and stock-based incentives	23%
Compensation and related benefits associated with headcount	(3)
Professional and consulting fees	15
Various individually insignificant items	3
Total change	38%
Professional and consulting fees increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 primarily due to increases in third-party fees related to training and consulting services provided to our customers.

Operating Expenses for the Three Months Ended March 4, 2016 and February 27, 2015 (dollars in millions)

	Three Months
	2016	2015	% Change
Research and development	$237.2	$215.5	10%
Percentage of total revenue	17%	19%
Sales and marketing	474.9	392.7	21%
Percentage of total revenue	34%	35%
General and administrative	146.9	145.1	1%
Percentage of total revenue	11%	13%
Restructuring and other charges	(0.4)	1.8	**
Percentage of total revenue	*	*
Amortization of purchased intangibles	18.4	14.3	29%
Percentage of total revenue	1%	1%
Total operating expenses	$877.0	$769.4	14%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 was primarily due to the increase in costs associated with compensation and related benefits driven by increased headcount and cash incentives due to higher costs associated with our incentive compensation program in fiscal 2016.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 due to the following:

% Change 2016-2015 QTD
Compensation and related benefits associated with headcount	4%
Compensation associated with cash and stock-based incentives	6
Professional and consulting fees	4
Seminars and customer events	(4)
Total change	10%
The decrease in seminars and customer events during the three months ended March 4, 2016 as compared to the three months ended March 4, 2016 is primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2015 that did not occur during the first quarter of fiscal 2016.
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
Sales and marketing expenses increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 due to the following:

% Change 2016-2015 QTD
Compensation associated with cash and stock-based incentives	5%
Compensation and related benefits associated with headcount	6
Marketing spending related to product launches and overall marketing efforts	7
Various individually insignificant items	3
Total change	21%

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

General and administrative expenses increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 due to the following:

% Change 2016-2015 QTD
Compensation associated with cash and stock-based incentives	3%
Compensation and related benefits associated with headcount	4
Charitable contributions	(11)
Software licenses	3
Various individually insignificant items	2
Total change	1%

The decrease in charitable contributions during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 is primarily due to the timing of planned contributions to the Adobe Foundation.

Amortization of Purchased Intangibles
Amortization expenses increased 29% during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Fotolia in the first quarter of fiscal 2015.

Non-Operating Income (Expense), Net for the Three Months Ended March 4, 2016 and February 27, 2015 (dollars in millions)

	Three Months
	2016	2015	% Change
Interest and other income (expense), net	$4.2	$3.3	27%
Percentage of total revenue	*	*
Interest expense	(18.5)	(14.5)	28%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	(1.2)	1.4	**
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(15.5)	$(9.8)	58%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest expense increased during the three months ended March 4, 2016 as compared to the three months ended February 27, 2015 due to increases in total debt, partially offset by the favorable impact of the interest rate swaps. See Notes 5 and 12 of our Notes to Condensed Consolidated Financial Statements for further details regarding our senior notes and interest rate swaps.
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
Provision for Income Taxes for the Three Months Ended March 4, 2016 and February 27, 2015 (dollars in millions)

	Three Months
	2016	2015	% Change
Provision	$38.0	$78.4	(51.5)%
Percentage of total revenue	3%	7%
Effective tax rate	13%	48%

Our effective tax rate decreased by 35 percentage points for the three months ended March 4, 2016 as compared to the three months ended February 27, 2015. The decrease was primarily due to U.S. tax benefits related to the permanent extension of the U.S. Research and Development credit for 2015 and onward. The reinstatement of the credit was retroactive to January 1, 2015. A tax benefit for the credit relating to fiscal 2015 was reflected in its entirety in the first quarter of fiscal 2016. In addition, the effective tax rate during the three months ended February 27, 2015 included a one-time tax cost associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the temporary reinstatement of the U.S. Research and Development credit in December 2014.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Currently, there is a significant amount of foreign earnings upon which U.S. income taxes have not been provided.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at March 4, 2016 was $262.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 4, 2016 were recognized in the future, $224.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $37.8 million federal benefit related to deducting certain payments on future state tax returns.
As of March 4, 2016, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $29.6 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10.0 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	March 4, 2016	November 27, 2015
Cash and cash equivalents	$830.7	$876.6
Short-term investments	$3,267.2	$3,111.5
Working capital	$2,703.6	$2,608.3
Stockholders’ equity	$7,081.2	$7,001.6
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 4, 2016	February 27, 2015
Net cash provided by operating activities	$497.5	$183.0
Net cash used for investing activities	(258.8)	(698.4)
Net cash provided by (used for) financing activities	(284.4)	119.3
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(8.4)
Net decrease in cash and cash equivalents	$(45.9)	$(404.5)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash are proceeds from the exercise of employee stock options and participation in the employee stock purchase plan. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
Net cash provided by operating activities of $497.5 million for the three months ended March 4, 2016 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue, and decreases in trade receivables. The increase in deferred revenue is primarily due to increases in Digital Marketing hosted services and increased subscriptions for our Creative Cloud offerings. Trade receivables declined primarily due to improved collections during the three months ended March 4, 2016 within the same quarter as a result of the extra week in the quarter.

The primary working capital uses of cash were increases in prepaid expenses and other current assets and decreases in accrued expenses. Prepaid expenses increased primarily due to higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expenses which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Other current assets increased primarily due to the tax benefit associated with the reinstatement of the federal research and development tax credit and bonus depreciation provisions. Accrued expenses decreased primarily due to payment of fiscal 2015 bonuses, commissions, and other incentive plans in the first quarter of fiscal 2016. We also made a semi-annual interest payment associated with our senior notes during the three months ended March 4, 2016. These reductions were partially offset by additional interest accruals made during the period.

Cash Flows from Investing Activities
Net cash used for investing activities of $258.8 million for the three months ended March 4, 2016 was primarily due to purchases of short-term investments. Other uses of cash during the three months ended March 4, 2016 represented purchases of property and equipment, and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $284.4 million was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.
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
Cash from operations could also be affected by various risks and uncertainties, including, but not limited, to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of March 4, 2016, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of March 4, 2016, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025 .
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities.We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 59% of our consolidated invested balances during fiscal 2016.

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
During the three months ended March 4, 2016 and February 27, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $150 million and $200 million, respectively. The prepayment of $150 million for the three months ended March 4, 2016 was under the current $2 billion authority while the prepayment of $200 million during the three months ended February 27, 2015 was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 4, 2016, we repurchased approximately 1.5 million shares at an average price of $88.67 through structured repurchase agreements entered into during fiscal 2015 and the three months ended March 4, 2016. During the three months ended February 27, 2015, we repurchased approximately 2.4 million shares at an average price of $72.39 through structured repurchase agreements entered into during fiscal 2014 and the three months ended February 27, 2015.
For the three months ended March 4, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by March 4, 2016 were excluded from the computation of earnings per share. As of March 4, 2016, $54.8 million of prepayments remained under the agreement.
Subsequent to March 4, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $225 million stock repurchase agreement, $1.2 billion remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 4, 2016.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015. Our principal commitments as of March 4, 2016 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the three months ended March 4, 2016. See Notes 11 and 12 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At March 4, 2016, our maximum commitment for interest payments was $463.5 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of March 4, 2016, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the three months ended March 4, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 4, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 4, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 11 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short product and service life cycles, price sensitivity on the part of customers and frequent new product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance and better integrate our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems that do not support our solutions achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
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

For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 27, 2015.

If we fail to successfully manage transitions to new business models and markets, our results of operations could suffer.
We often release new offerings and employ new product and services delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to (1) include functionality and usability that satisfy customer requirements and (2) optimally price our products and services in light of marketplace conditions, our costs and customer demand. New product and service offerings may increase our risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. For example, with our cloud-based services and subscription-based licensing models, such as Creative Cloud, we have entered markets that may not be fully accustomed to cloud-based subscription offerings. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, customer preference, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage customer data, consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the United States or internationally. If we are unable to respond to these factors, our business could be harmed.
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
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternative licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the government’s ability to purchase our products and services, our revenue could decline. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
Over the past several years, our business has shifted away from pre-packaged software to focus on a subscription model that prices and delivers our products and services in a way that differs from our historical pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including the following:

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

•	customers may turn to competitive or open-source offerings;

•	our sales cycles may be delayed if we need to educate customers about the benefits of our cloud solutions, including technical capabilities, security, privacy and return on investment;

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
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers’ satisfaction with our products and services, the level of innovation reflected in those additional features, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

Security vulnerabilities in our products and systems could lead to reduced revenue or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system, or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact of these problems on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand.
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
The success of certain of our product and service offerings depends on our ability to continue to attract and retain customers of and contributors to our online marketplaces for creative content.
The success of certain of our product and service offerings, such as Adobe Stock, depends on our ability to continue to attract new customers and contributors to these online marketplaces for creative content, as well as our ability to continue to retain existing customers and contributors. To maintain and grow these businesses, we must regularly add new customers and retain existing customers. An increase in paying customers has generally resulted in more content from contributors, which increases the size of our collection and in turn attracts new paying customers. To attract new customers and contributors and retain existing ones, we rely on the functionality and features of our online marketplaces, the size and content of our collection and the effectiveness of our marketing efforts. New technologies may render the features of our online marketplaces obsolete, our collection may fail to grow as anticipated and our marketing efforts may be unsuccessful, any of which may adversely affect our results of operations.

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
We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
In connection with the enforcement of our intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved many past lawsuits and other disputes, we may not prevail in every case in the future. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.

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
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) and Switzerland as a means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have been working to establish alternate legitimate means of transferring personal data from the European Economic Area and Switzerland to the United States; however, we continue to face uncertainty as to the legitimacy of these alternate means. We are closely monitoring developments regarding requirements for transferring personal data from the EU. Once finalized, these requirements may result in an increase in the obligations required of us to provide our services in Europe and in potential sanctions and fines for non-compliance. These developments could harm our business, financial condition and results of operations.

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
We process a significant volume of transactions on a daily basis in our Digital Marketing and Digital Media businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential, but even the most sophisticated systems and processes may not be effective in preventing all errors. The systems supporting our business are comprised of multiple technology platforms that may be difficult to scale. If we are unable to effectively manage these systems and processes, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our customer relationships or results of operations.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
We contract with a number of software distributors, none of which is individually responsible for a material amount of our total net revenue for any recent period. Nonetheless, if any single agreement with one of our distributors were terminated, any prolonged delay in securing a replacement distributor could have a negative impact on our results of operations.

Successfully managing our indirect distribution channel efforts to reach various customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenue.
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
We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include more extended sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded systems, products and services. Moreover, recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if our expansion efforts do not generate a corresponding significant increase in revenue and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
We also provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. Ineffectively managing these risks could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation.
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and we could lose customers and associated revenue.
Certain of our enterprise offerings have extended and complex sales cycles, which can make our sales cycles unpredictable.
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

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products and services, product enhancements or service introductions by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

•
unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies or U.S. laws and regulations. Any such violation could have an adverse effect on our business.

We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	costs and delays associated with developing products in multiple languages;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
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
We have $1.9 billion in senior unsecured notes outstanding. We also have a $1.0 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
Our senior unsecured notes and senior unsecured revolving credit agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.

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
For example, the Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
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
Our cash equivalent and short-term investment portfolio as of March 4, 2016 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 4, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 4, 2016. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,613,226
November 27—January 1, 2016
Shares repurchased	418	$91.51	418	$(38,226)
January 2, 2016—January 29, 2016
Shares repurchased	544	$91.85	544	$(50,000)	(2)
January 30—March 4, 2016
Shares repurchased	543	$83.30	543	$(45,238)	(2)
Total	1,505		1,505	$1,479,762
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2 billion stock repurchase program.

(2)
In December 2015, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $150 million. As of March 4, 2016, $54.8 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to disclose in our annual or quarterly reports whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities subject to sanctions under U.S. law.

During our first quarter of fiscal year 2016, we determined that a representative of the Paris branch of Bank Melli purchased a year-long subscription to Adobe Export PDF, a software service we provide. On January 16, 2016, Bank Melli was removed from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) Specially Designated National List; however, it remains an entity whose property and interests in property must be blocked by U.S. persons pursuant to Executive Order 13599. Upon further investigation and verification of the identity of the entity, we promptly deactivated the account.

Adobe’s total revenue from this transaction was 24.34€, which is approximately U.S. $27.00 at the exchange rate for U.S. dollars on the transaction date of February 2, 2016. We are unable to determine the net profits attributable to this transaction, but such net profits would be less than the total revenue. Adobe does not intend to continue this activity in the future, and we are reviewing our internal compliance policies and processes to determine how to prevent a reoccurrence. Furthermore, we have voluntarily disclosed this matter to OFAC and intend to cooperate fully with regulatory inquiries, if any.

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

Date: March 30, 2016

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Fotolia
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/24/15	10.3	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/10/15	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.4J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2015 Performance Share Program*	8-K	1/28/15	10.3	000-15175

10.4K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.4L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to 2016 Performance Share Program*	8-K	1/29/16	10.3	000-15175

10.4M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.7	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.8A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.8B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.8C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.9	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175
10.10A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.10B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.11A	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A	333-132987

10.11B	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B	333-132987

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.11C	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C	333-132987

10.12	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.13	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.14	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.15	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.16	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.17	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.18	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.19	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.20	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.21	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.22	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.23	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.24	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.25	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.26	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 4, 2012	8-K	12/5/12	99.1	000-15175

10.27A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.27B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.28	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.29	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.30	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.31	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.32	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.33	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.34A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.34B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.34C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.35	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11A through 10.14 are to filings made by Omniture, Inc.

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