Form 10-Q
period 2016-06-03
ADOBE SYSTEMS INC
filed 2016-06-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2016

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 24, 2016 was 498,290,892.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 3, 2016	November 27, 2015
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$886,379	$876,560
Short-term investments	3,432,029	3,111,524
Trade receivables, net of allowances for doubtful accounts of $5,723 and $7,293, respectively	666,736	672,006
Prepaid expenses and other current assets	253,420	161,802
Total current assets	5,238,564	4,821,892
Property and equipment, net	796,077	787,421
Goodwill	5,444,556	5,366,881
Purchased and other intangibles, net	494,193	510,007
Investment in lease receivable	80,439	80,439
Other assets	162,954	159,832
Total assets	$12,216,783	$11,726,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$75,582	$93,307
Accrued expenses	661,013	679,884
Income taxes payable	15,774	6,165
Deferred revenue	1,633,221	1,434,200
Total current liabilities	2,385,590	2,213,556
Long-term liabilities:
Debt	1,918,389	1,907,231
Deferred revenue	48,411	51,094
Income taxes payable	273,221	256,129
Deferred income taxes	245,611	208,209
Other liabilities	96,950	88,673
Total liabilities	4,968,172	4,724,892
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 498,972 and 497,809 shares outstanding, respectively	61	61
Additional paid-in-capital	4,428,270	4,184,883
Retained earnings	7,444,115	7,253,431
Accumulated other comprehensive income (loss)	(133,047)	(169,080)
Treasury stock, at cost (101,862 and 103,025 shares, respectively), net of reissuances	(4,490,788)	(4,267,715)
Total stockholders’ equity	7,248,611	7,001,580
Total liabilities and stockholders’ equity	$12,216,783	$11,726,472
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 3, 2016	May 29, 2015	June 3, 2016	May 29, 2015
Revenue:
Subscription	$1,083,708	$773,963	$2,153,958	$1,487,405
Product	196,500	274,538	397,612	565,312
Services and support	118,501	113,657	230,474	218,622
Total revenue	1,398,709	1,162,158	2,782,044	2,271,339
Cost of revenue:
Subscription	115,399	103,694	222,674	199,221
Product	15,756	21,467	36,055	41,170
Services and support	70,924	60,012	141,922	111,580
Total cost of revenue	202,079	185,173	400,651	351,971
Gross profit	1,196,630	976,985	2,381,393	1,919,368
Operating expenses:
Research and development	232,484	208,047	469,688	423,556
Sales and marketing	462,789	426,998	937,680	819,739
General and administrative	138,596	130,208	285,531	275,289
Restructuring and other charges	(466)	34	(885)	1,789
Amortization of purchased intangibles	18,988	18,081	37,382	32,353
Total operating expenses	852,391	783,368	1,729,396	1,552,726
Operating income	344,239	193,617	651,997	366,642
Non-operating income (expense):
Interest and other income (expense), net	6,083	3,739	10,270	7,077
Interest expense	(17,174)	(16,605)	(35,643)	(31,150)
Investment gains (losses), net	(3,318)	223	(4,487)	1,653
Total non-operating income (expense), net	(14,409)	(12,643)	(29,860)	(22,420)
Income before income taxes	329,830	180,974	622,137	344,222
Provision for income taxes	85,756	33,481	123,756	111,841
Net income	$244,074	$147,493	$498,381	$232,381
Basic net income per share	$0.49	$0.30	$1.00	$0.47
Shares used to compute basic net income per share	499,974	499,290	499,534	499,022
Diluted net income per share	$0.48	$0.29	$0.99	$0.46
Shares used to compute diluted net income per share	504,725	505,582	505,666	507,061

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 3, 2016	May 29, 2015	June 3, 2016	May 29, 2015
	Increase/(Decrease)		Increase/(Decrease)
Net income	$244,074	$147,493	$498,381	$232,381
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	20,250	876	18,623	59
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(1,070)	(633)	(1,114)	(1,560)
Net increase (decrease) from available-for-sale securities	19,180	243	17,509	(1,501)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(2,433)	8,144	(4,144)	20,354
Reclassification adjustment for recognized gains / losses on derivative instruments	(3,373)	(21,953)	(6,308)	(45,580)
Net increase (decrease) from derivatives designated as hedging instruments	(5,806)	(13,809)	(10,452)	(25,226)
Foreign currency translation adjustments	5,259	(12,096)	28,976	(94,652)
Other comprehensive income (loss), net of taxes	18,633	(25,662)	36,033	(121,379)
Total comprehensive income, net of taxes	$262,707	$121,831	$534,414	$111,002

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 3, 2016	May 29, 2015
Cash flows from operating activities:
Net income	$498,381	$232,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	165,661	165,564
Stock-based compensation	177,879	168,860
Deferred income taxes	50,853	(25,431)
Unrealized losses (gains) on investments, net	5,387	(9,963)
Tax benefit from stock-based compensation	65,286	44,721
Excess tax benefits from stock-based compensation	(65,289)	(44,739)
Other non-cash items	(875)	(702)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	8,622	91,267
Prepaid expenses and other current assets	(103,044)	(27,307)
Trade payables	(18,723)	(13,763)
Accrued expenses	(14,490)	(51,199)
Income taxes payable	24,872	60,994
Deferred revenue	191,722	63,816
Net cash provided by operating activities	986,242	654,499
Cash flows from investing activities:
Purchases of short-term investments	(1,126,282)	(679,378)
Maturities of short-term investments	366,442	174,139
Proceeds from sales of short-term investments	450,187	661,182
Acquisitions, net of cash acquired	(48,427)	(805,979)
Purchases of property and equipment	(99,959)	(71,276)
Purchases of long-term investments and other assets	(52,563)	(17,954)
Proceeds from sale of long-term investments	255	1,986
Net cash used for investing activities	(510,347)	(737,280)
Cash flows from financing activities:
Purchases of treasury stock	(375,000)	(400,000)
Proceeds from issuance of treasury stock	52,285	71,169
Cost of issuance of treasury stock	(207,833)	(161,955)
Excess tax benefits from stock-based compensation	65,289	44,739
Proceeds from debt issuance	—	989,280
Repayment of debt and capital lease obligations	(21)	(602,189)
Debt issuance costs	—	(7,871)
Net cash used for financing activities	(465,280)	(66,827)
Effect of foreign currency exchange rates on cash and cash equivalents	(796)	(11,645)
Net increase (decrease) in cash and cash equivalents	9,819	(161,253)
Cash and cash equivalents at beginning of period	876,560	1,117,400
Cash and cash equivalents at end of period	$886,379	$956,147
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$33,943	$20,208
Cash paid for interest	$33,946	$23,806
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$677

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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for the six months ended June 3, 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.
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
On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The updated standard is effective for us beginning in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 3, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
We completed an immaterial acquisition during the three and six months ended June 3, 2016.
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
Pro forma information has not been presented for these acquisitions as the impact to our Condensed Consolidated Financial Statements was not material.

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
Cash, cash equivalents and short-term investments consisted of the following as of June 3, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$283,680	$—	$—	$283,680
Cash equivalents:
Corporate bonds and commercial paper	10,997	—	—	10,997
Money market mutual funds	576,242	—	—	576,242
Time deposits	15,460	—	—	15,460
Total cash equivalents	602,699	—	—	602,699
Total cash and cash equivalents	886,379	—	—	886,379
Short-term fixed income securities:
Asset-backed securities	97,655	290	(3)	97,942
Corporate bonds and commercial paper	2,111,343	12,609	(881)	2,123,071
Foreign government securities	1,277	4	—	1,281
Municipal securities	140,958	165	(49)	141,074
U.S. agency securities	58,107	87	—	58,194
U.S. Treasury securities	1,009,734	893	(160)	1,010,467
Total short-term investments	3,419,074	14,048	(1,093)	3,432,029
Total cash, cash equivalents and short-term investments	$4,305,453	$14,048	$(1,093)	$4,318,408

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of June 3, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$249,383	$(608)	$1,112,883	$(5,377)
Asset-backed securities	8,090	(3)	60,057	(147)
Municipal securities	59,541	(45)	35,594	(50)
Foreign government securities	—	—	1,268	(8)
U.S. Treasury and agency securities	305,013	(160)	820,570	(1,287)
Total	$622,027	$(816)	$2,030,372	$(6,869)

There were 245 securities and 914 securities in an unrealized loss position for less than twelve months at June 3, 2016 and at November 27, 2015, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of June 3, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$51,656	$(273)	$30,218	$(233)
Municipal securities	1,185	(4)	1,300	(1)
Total	$52,841	$(277)	$31,518	$(234)
There were 37 securities and 15 securities in an unrealized loss position for more than twelve months at June 3, 2016 and at November 27, 2015, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 3, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,075,024	$1,075,472
Due between one and two years	1,228,003	1,230,460
Due between two and three years	725,076	729,900
Due after three years	390,971	396,197
Total	$3,419,074	$3,432,029
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the six months ended June 3, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended June 3, 2016.
The fair value of our financial assets and liabilities at June 3, 2016 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$10,997	$—	$10,997	$—
Money market mutual funds	576,242	576,242	—	—
Time deposits	15,460	15,460	—	—
Short-term investments:
Asset-backed securities	97,942	—	97,942	—
Corporate bonds and commercial paper	2,123,071	—	2,123,071	—
Foreign government securities	1,281	—	1,281	—
Municipal securities	141,074	—	141,074	—
U.S. agency securities	58,194	—	58,194	—
U.S. Treasury securities	1,010,467	—	1,010,467	—
Prepaid expenses and other current assets:
Foreign currency derivatives	8,214	—	8,214	—
Other assets:
Deferred compensation plan assets	39,301	1,095	38,206	—
Interest rate swap derivatives	30,201	—	30,201	—
Total assets	$4,112,444	$592,797	$3,519,647	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,511	$—	$2,511	$—
Total liabilities	$2,511	$—	$2,511	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended June 3, 2016, we determined there was an immaterial other-than-temporary impairment on certain of our cost method investments and wrote down the investments to fair value. For the three and six months ended May 29, 2015, we determined there were no other-than-temporary impairments on our cost method investments.
As of June 3, 2016, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 11 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $2.03 billion as of June 3, 2016, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
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

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 3, 2016 and November 27, 2015 were as follows (in thousands):

	2016		2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$7,324	$—	$16,979	$—
Interest rate swap (2)	30,201	—	19,821	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	890	2,511	2,147	2,154
Total derivatives	$38,415	$2,511	$38,947	$2,154

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

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and six months ended June 3, 2016 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(2,433)	$—	$(4,144)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$3,609	$—	$6,828	$—
Net gain (loss) recognized in income(3)	$(6,369)	$—	$(11,509)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,739)	$—	$(2,704)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of June 3, 2016 and November 27, 2015 was $5.44 billion and $5.37 billion, respectively. The increase was due to foreign currency translation adjustments and an immaterial acquisition during the six months ended June 3, 2016. During the second quarter of fiscal 2016, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of June 3, 2016 and November 27, 2015 were as follows (in thousands):

	2016			2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$190,898	$(106,090)	$84,808	$199,053	$(104,704)	$94,349
Customer contracts and relationships	$554,883	$(244,073)	$310,810	$506,639	$(204,578)	$302,061
Trademarks	81,389	(46,677)	34,712	81,219	(41,175)	40,044
Acquired rights to use technology	145,384	(110,637)	34,747	144,202	(100,278)	43,924
Localization	802	(492)	310	1,500	(358)	1,142
Other intangibles	41,090	(12,284)	28,806	36,280	(7,793)	28,487
Total other intangible assets	$823,548	$(414,163)	$409,385	$769,840	$(354,182)	$415,658
Purchased and other intangible assets, net	$1,014,446	$(520,253)	$494,193	$968,893	$(458,886)	$510,007

Amortization expense related to purchased and other intangible assets was $37.8 million and $75.4 million for the three and six months ended June 3, 2016 , respectively. Comparatively, amortization expense related to purchased and other intangible assets was $45.6 million and $85.2 million for the three and six months ended May 29, 2015, respectively. Of these amounts $18.5 million and $37.4 million were included in cost of sales for the three and six months ended June 3, 2016, respectively and $27.3 million and $52.2 million for the three and six months ended May 29, 2015, respectively.
As of June 3, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2016	$15,027	$59,353
2017	24,707	104,278
2018	17,588	92,712
2019	11,413	65,824
2020	9,204	35,599
Thereafter	6,869	51,619
Total expected amortization expense	$84,808	$409,385

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of June 3, 2016 and November 27, 2015 consisted of the following (in thousands):

	2016	2015
Accrued compensation and benefits	$303,470	$312,776
Sales and marketing allowances	55,122	66,876
Accrued corporate marketing	49,882	38,512
Taxes payable	34,377	27,996
Royalties payable	23,096	23,334
Accrued interest expense	25,977	26,538
Other	169,089	183,852
Accrued expenses	$661,013	$679,884

Other primarily includes general corporate accruals including accrued restructuring charges, and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended June 3, 2016 and the fiscal year ended November 27, 2015 was as follows (in thousands):

	2016	2015
Beginning outstanding balance	10,069	13,564
Awarded	3,626	4,012
Released	(4,712)	(6,561)
Forfeited	(466)	(946)
Ending outstanding balance	8,517	10,069
Information regarding restricted stock units outstanding at June 3, 2016 and May 29, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2016
Restricted stock units outstanding	8,517	1.37	$840.6
Restricted stock units vested and expected to vest	7,630	1.31	$741.3
2015
Restricted stock units outstanding	10,505	1.23	$830.8
Restricted stock units vested and expected to vest	9,405	1.16	$734.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 3, 2016 and May 29, 2015 were $98.70 and $79.09, respectively.

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

In the first quarter of fiscal 2016, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.4 million shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the third-year anniversary of the grant on January 24, 2016, if not forfeited. As of June 3, 2016, the shares awarded under our 2016, 2015 and 2014 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our Performance Share Programs for the six months ended June 3, 2016 and the fiscal year ended November 27, 2015 (in thousands):

	2016			2015
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,940		3,881	1,517	3,034
Achieved	(1,373)		(1,387)	—	—
Awarded	1,206	(1)	1,053	671	1,342
Forfeited	(117)		(234)	(248)	(495)
Ending outstanding balance	1,656		3,313	1,940	3,881
_________________________________________

(1)
Included in the 1.2 million shares awarded during the six months ended June 3, 2016 were 0.7 million shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
There were no stock purchases under the Employee Stock Purchase Plan (“ESPP”) during the three months ended June 3, 2016 and May 29, 2015. The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the six months ended June 3, 2016 and May 29, 2015 were as follows:

	2016	2015
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	27% - 29%	27% - 30%
Risk free interest rate	0.49% - 1.06%	0.12% - 0.67%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employees purchased 0.7 million shares at an average price of $58.79 and 0.7 million shares at an average price of $50.31 for the six months ended June 3, 2016 and May 29, 2015, respectively. The intrinsic value of shares purchased during the six months ended June 3, 2016 and May 29, 2015 was $23.7 million and $16.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of June 3, 2016 and November 27, 2015, we had 0.9 million and 1.3 million stock options outstanding, respectively.

Compensation Costs
As of June 3, 2016, there was $565.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for the three months ended June 3, 2016 and May 29, 2015 were as follows (in thousands):

	2016		2015
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$413	$1,758	$371	$1,780
Cost of revenue—services and support	1,433	1,738	1,404	1,429
Research and development	3,751	25,408	3,639	25,292
Sales and marketing	4,463	27,969	4,630	28,255
General and administrative	1,214	17,205	1,133	17,191
Total	$11,274	$74,078	$11,177	$73,947
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for six months ended June 3, 2016 and May 29, 2015 were as follows (in thousands):

	2016		2015
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$786	$3,561	$812	$3,309
Cost of revenue—services and support	2,866	3,633	2,620	3,286
Research and development	7,625	54,892	7,695	51,997
Sales and marketing	9,013	57,325	9,228	55,540
General and administrative	2,447	35,952	2,596	33,952
Total	$22,737	$155,363	$22,951	$148,084

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended June 3, 2016 were as follows (in thousands):

Balance as of November 27, 2015	$7,253,431
Net income	498,381
Re-issuance of treasury stock	(307,697)
Balance as of June 3, 2016	$7,444,115
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of June 3, 2016 were as follows (in thousands):

	November 27, 2015	Increase / Decrease	Reclassification Adjustments		June 3, 2016
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,542	$13,022	$(1,545)		$14,019
Unrealized losses on available-for-sale securities	(7,095)	5,601	431		(1,063)
Total net unrealized gains on available-for-sale securities	(4,553)	18,623	(1,114)	(1)	12,956
Net unrealized gains / losses on derivative instruments designated as hedging instruments	2,915	(4,144)	(6,308)	(2)	(7,537)
Cumulative foreign currency translation adjustments	(167,442)	28,976	—		(138,466)
Total accumulated other comprehensive income (loss), net of taxes	$(169,080)	$43,455	$(7,422)		$(133,047)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended June 3, 2016 and May 29, 2015 (in thousands):

	Three Months		Six Months
	2016	2015	2016	2015
Available-for-sale securities:
Unrealized gains / losses	$(51)	$(49)	$(22)	$(156)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—	—	6,147
Reclassification adjustments(1)	(164)	(157)	(315)	(210)
Subtotal derivatives designated as hedging instruments	(164)	(157)	(315)	5,937
Foreign currency translation adjustments	711	(336)	1,345	(2,431)
Total taxes, other comprehensive income	$496	$(542)	$1,008	$3,350
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
During the six months ended June 3, 2016 and May 29, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $375 million and $400 million, respectively. The prepayment of $375 million during the six months ended June 3, 2016 was under the current $2 billion authority. Of the prepayment of $400 million during the six months ended May 29, 2015, $200 million was under the current $2 billion authority and $200 million was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 3, 2016, we repurchased approximately 3.7 million shares at an average price of $90.61 through structured repurchase agreements entered into during fiscal 2015 and the six months ended June 3, 2016. During the six months ended May 29, 2015, we repurchased approximately 5.0 million shares at an average price of $74.44 through structured repurchase agreements entered into during fiscal 2014 and the six months ended May 29, 2015.
For the six months ended June 3, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by June 3, 2016 were excluded from the computation of earnings per share. As of June 3, 2016, $75.0 million of prepayment remained under this agreement.
Subsequent to June 3, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $400 million stock repurchase agreement, $800 million remains under our current authority.

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 3, 2016 and May 29, 2015 (in thousands, except per share data):

	Three Months		Six Months
	2016	2015	2016	2015
Net income	$244,074	$147,493	$498,381	$232,381
Shares used to compute basic net income per share	499,974	499,290	499,534	499,022
Dilutive potential common shares:
Unvested restricted stock and performance share awards	4,239	5,233	5,557	6,857
Stock options	512	1,059	575	1,182
Shares used to compute diluted net income per share	504,725	505,582	505,666	507,061
Basic net income per share	$0.49	$0.30	$1.00	$0.47
Diluted net income per share	$0.48	$0.29	$0.99	$0.46

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three and six months ended June 3, 2016 and May 29, 2015, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $94.09 and $90.93, respectively, and $76.78 and $75.12, respectively, that would have been anti-dilutive.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the East and West Tower buildings, lease the Almaden Tower building and own the land under each of them.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of June 3, 2016, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of June 3, 2016, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Condensed Consolidated Balance Sheets.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As of June 3, 2016, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.92 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $2.03 billion as of June 3, 2016. The total fair value of $2.03 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 3, 2016, we were in compliance with all of the covenants.
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
As of June 3, 2016, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and six months ended June 3, 2016 and May 29, 2015 included the following (in thousands):

	Three Months		Six Months
	2016	2015	2016	2015
Interest and other income (expense), net:
Interest income	$11,482	$6,846	$22,159	$13,134
Foreign exchange gains (losses)	(6,474)	(3,994)	(13,004)	(8,241)
Realized gains on fixed income investment	1,212	717	1,545	1,684
Realized losses on fixed income investment	(142)	(84)	(431)	(124)
Other	5	254	1	624
Interest and other income (expense), net	$6,083	$3,739	$10,270	$7,077
Interest expense	$(17,174)	$(16,605)	$(35,643)	$(31,150)
Investment gains (losses), net:
Realized investment gains	$134	$315	$1,189	$2,011
Unrealized investment gains	1,543	54	—	—
Realized investment losses	(4,995)	(146)	(5,120)	(146)
Unrealized investment losses	—	—	(556)	(212)
Investment gains (losses), net	$(3,318)	$223	$(4,487)	$1,653
Non-operating income (expense), net	$(14,409)	$(12,643)	$(29,860)	$(22,420)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our segment results for the three months ended June 3, 2016 and May 29, 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended June 3, 2016
Revenue	$943,137	$412,172	$43,400	$1,398,709
Cost of revenue	58,172	142,002	1,905	202,079
Gross profit	$884,965	$270,170	$41,495	$1,196,630
Gross profit as a percentage of revenue	94%	66%	96%	86%
Three months ended May 29, 2015
Revenue	$747,475	$366,464	$48,219	$1,162,158
Cost of revenue	50,693	131,933	2,547	185,173
Gross profit	$696,782	$234,531	$45,672	$976,985
Gross profit as a percentage of revenue	93%	64%	95%	84%
Our segment results for the six months ended June 3, 2016 and May 29, 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended June 3, 2016
Revenue	$1,874,855	$818,418	$88,771	$2,782,044
Cost of revenue	112,719	283,919	4,013	400,651
Gross profit	$1,762,136	$534,499	$84,758	$2,381,393
Gross profit as a percentage of revenue	94%	65%	95%	86%
Six months ended May 29, 2015
Revenue	$1,450,248	$723,631	$97,460	$2,271,339
Cost of revenue	95,038	252,308	4,625	351,971
Gross profit	$1,355,210	$471,323	$92,835	$1,919,368
Gross profit as a percentage of revenue	93%	65%	95%	85%

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
OPERATIONS OVERVIEW

For our second quarter of fiscal 2016, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

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

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offering. These strategies include increasing the value Creative Cloud users receive, such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and ETLAs, perpetual revenue for older Creative products has continued to decline, and revenue from perpetual licensing of these products was immaterial for the second quarter of fiscal 2016.

We are also a market leader with our Adobe Document Cloud offerings built around our Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services, including Adobe Sign. Adobe Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. In the second quarter of fiscal 2015, we delivered the next generation of this offering called Adobe Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices. Adobe Document Cloud includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enables users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is licensed both through subscription and perpetual pricing.

Annualized Recurring Revenue (“ARR”) is currently our key performance metric to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the second quarter of fiscal 2016 are based on currency rates set at the start of fiscal 2016 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the second quarter of fiscal 2016 was $3.00 billion, up from $2.50 billion at the end of fiscal 2015. Document Cloud ARR exiting the second quarter fiscal 2016 was $415 million, up from $385 million at the end of fiscal 2015. Total Digital Media ARR grew to $3.41 billion at the end of the second quarter of fiscal 2016, up from $2.88 billion at the end of fiscal 2015.

Our success in driving growth in ARR has begun to positively affect our revenue growth. Creative revenue in the second quarter of fiscal 2016 was $754.9 million, up from $550.9 million in the second quarter of fiscal 2015 and representing 37% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2016 was $188.2 million, slightly down from $196.6 million in the second quarter of fiscal 2015. Total Digital Media segment revenue grew to $943.1 million in second quarter of fiscal 2016, up from $747.5 million in the second quarter of fiscal 2015 and representing 26% year-over-year growth.

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

We utilize a direct salesforce to market and license our Adobe Marketing Cloud solutions, as well as an extensive ecosystem of partners including marketing agencies, systems integrators and developers that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. In the second quarter of fiscal 2016, we achieved record Marketing Cloud revenue of $385.4 million, which represents 18% year-over-year revenue growth. In addition, we drove strong demand for our Marketing Cloud solutions, which we expect will benefit revenue growth in future quarters.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 3, 2016, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2015.
Recent Accounting Pronouncements Not Yet Effective
See Note 1 of our Notes to Condensed Consolidated Financial Statement for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2016

•
During the three months ended June 3, 2016, our subscription revenue as a percentage of total revenue increased to 78% compared to 67% in the year-ago period as we transitioned more of our business to a subscription-based model.

•
Total Digital Media ARR of approximately $3.41 billion as of June 3, 2016 increased by $531 million, or 18%, from $2.88 billion as of November 27, 2015. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud and Document Cloud subscriptions.

•
Digital Media revenue of $943.1 million during the three months ended June 3, 2016 increased by $195.6 million, or 26%, compared with the year-ago period primarily due to the increase in subscription revenue associated with our Creative Cloud offering.

•
Adobe Marketing Cloud revenue of $385.4 million during the three months ended June 3, 2016 increased by $58.8 million, or 18%, compared with the year-ago period. The increase was primarily due to continued adoption of our Adobe Experience Manager (“AEM”) offering and increases in Adobe Campaign and Adobe Analytics revenue.

•
Our total deferred revenue of $1.68 billion as of June 3, 2016 increased by $196.3 million, or 13%, from $1.49 billion as of November 27, 2015 primarily due to new contracts and existing renewals for our Adobe Marketing Cloud services and increases in Creative Cloud individual and team subscriptions.

•
Cost of revenue of $202.1 million during the three months ended June 3, 2016 increased by $16.9 million, or 9%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount, data center costs and royalty costs related to our stock photography offering.

•
Operating expenses of $852.4 million during the three months ended June 3, 2016 increased by $69.0 million, or 9%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount.

•	Net income of $244.1 million during the three months ended June 3, 2016 increased by $96.6 million, or 65%, compared with the year-ago period primarily due to revenue increases.

•
Net cash flow from operations of $986.2 million during the six months ended June 3, 2016 increased by $331.7 million, or 51%, compared to the six months ended May 29, 2015 primarily due to higher net income and the increase in deferred revenue.

Revenue for the Three and Six Months Ended June 3, 2016 and May 29, 2015 (dollars in millions)

Revenue for the six months ended June 3, 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Subscription	$1,083.7	$774.0	40%	$2,153.9	$1,487.4	45%
Percentage of total revenue	78%	67%		78%	65%
Product	196.5	274.5	(28)%	397.6	565.3	(30)%
Percentage of total revenue	14%	23%		14%	25%
Services and support	118.5	113.7	4%	230.5	218.6	5%
Percentage of total revenue	8%	10%		8%	10%
Total revenue	$1,398.7	$1,162.2	20%	$2,782.0	$2,271.3	22%

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
As described in Note 14 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and six months ended June 3, 2016 and May 29, 2015 are as follows (dollars in millions):

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Digital Media	$797.8	$534.2	49%	$1,579.3	$1,018.0	55%
Digital Marketing	277.9	234.6	18%	558.8	459.5	22%
Print and Publishing	8.0	5.2	54%	15.8	9.9	60%
Total subscription revenue	$1,083.7	$774.0	40%	$2,153.9	$1,487.4	45%

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

Segment Information (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Digital Media	$943.1	$747.5	26%	$1,874.8	$1,450.2	29%
Percentage of total revenue	68%	64%		67%	64%
Digital Marketing	412.2	366.5	12%	818.4	723.6	13%
Percentage of total revenue	29%	32%		30%	32%
Print and Publishing	43.4	48.2	(10)%	88.8	97.5	(9)%
Percentage of total revenue	3%	4%		3%	4%
Total revenue	$1,398.7	$1,162.2	20%	$2,782.0	$2,271.3	22%

Digital Media

Revenue from Digital Media increased $195.6 million and $424.6 million during the three and six months ended June 3, 2016, as compared to the three and six months ended May 29, 2015 primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetual creative and stock photography offerings, increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in number of paid Creative Cloud individual and team subscriptions. Also contributing to the increase in revenue associated with our creative offerings were increases in revenue associated with our Creative Cloud Photography Plan subscription offering and stock photography offerings. The increases associated with our creative products were slightly offset by expected declines in revenue associated with our other perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family, decreased slightly during the three and six months ended June 3, 2016 as compared to the year ago period primarily due to expected decreases in revenue associated with our Document Cloud perpetual license offerings and partially offset by increases in revenue associated with our Document Cloud subscription offerings and increases in Adobe Sign revenue.

Digital Marketing

Revenue from Digital Marketing increased $45.7 million and $94.8 million during the three and six months ended June 3, 2016, as compared to the three and six months ended May 29, 2015 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 18% and 20% during the three and six months ended June 3, 2016, respectively, as compared to the year-ago periods. Primarily contributing to these increases were the continued adoption of our AEM offerings and, to a lesser extent, the increases in revenue associated with Adobe Campaign and Adobe Analytics.
Geographical Information (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Americas	$820.0	$669.2	23%	$1,626.5	$1,313.8	24%
Percentage of total revenue	59%	58%		58%	58%
EMEA	380.6	323.9	18%	766.2	631.0	21%
Percentage of total revenue	27%	28%		28%	28%
APAC	198.1	169.1	17%	389.3	326.5	19%
Percentage of total revenue	14%	14%		14%	14%
Total revenue	$1,398.7	$1,162.2	20%	$2,782.0	$2,271.3	22%

Overall revenue during the three and six months ended June 3, 2016 increased in all geographic regions as compared to the three and six months ended May 29, 2015 primarily due to increases in Digital Media and Digital Marketing revenue, slightly offset by the decline in Print and Publishing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. The overall increase in revenue was partially offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies during the three and six months ended June 3, 2016 as compared to the year-ago periods.
Foreign currency impacts to revenue for the three and six months ended June 3, 2016 are shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/ (Decrease)
EMEA:
Euro	$(10.5)	$(39.1)
British Pound	(5.6)	(10.6)
Other currencies	(1.0)	(2.4)
Total EMEA	(17.1)	(52.1)
Japanese Yen	0.9	(3.4)
Other currencies	(5.5)	(14.3)
Total revenue impact	(21.7)	(69.8)
Hedging impact:
Euro	0.3	1.5
British Pound	3.3	5.2
Japanese Yen	—	0.1
Total hedging impact	3.6	6.8
Total impact	$(18.1)	$(63.0)
During the three and six months ended June 3, 2016, the relative strength of the U.S. Dollar against EMEA currencies caused revenue in EMEA measured in U.S. Dollar equivalents to decrease as compared to the year-ago period. These decreases were slightly offset by hedging gains from our Euro and British Pound hedging programs during the three and six months ended June 3, 2016.
Cost of Revenue for the Three and Six Months Ended June 3, 2016 and May 29, 2015 (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Subscription	$115.4	$103.7	11%	$222.7	$199.2	12%
Percentage of total revenue	8%	9%		8%	9%
Product	15.8	21.5	(27)%	36.1	41.2	(12)%
Percentage of total revenue	1%	2%		1%	2%
Services and support	70.9	60.0	18%	141.9	111.6	27%
Percentage of total revenue	5%	5%		5%	5%
Total cost of revenue	$202.1	$185.2	9%	$400.7	$352.0	14%
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

Cost of subscription revenue increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Data center costs	8%	7%
Compensation and related benefits associated with headcount	2	2
Depreciation expense	2	2
Royalty cost	1	2
Amortization of purchased intangibles	(4)	(3)
Various individually insignificant items	2	2
Total change	11%	12%

Data center costs increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Depreciation expense increased during the three and six months ended June 3, 2016 as compared to the year-ago periods primarily due to higher capital expenditures in recent periods as we continue to invest in our network and data center infrastructure to support the growth of our subscription and hosted services business. Additionally, royalty cost increased during the three and six months ended June 3, 2016 as compared to the year-ago period due to increased royalty payments related to our stock photography offerings. These increases were partially offset by the decreases in amortization of purchased intangibles driven by the decrease in amortization expense associated with intangible assets purchased through our acquisitions of Omniture and Efficient Frontier that were fully amortized during the three and six months ended June 3, 2016.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 primarily due to decreases in amortization of purchased intangibles driven by the decline in revenue from our perpetual offerings, and decreases in localization costs impacted by the shift of our focus and development efforts towards our Creative Cloud and other subscription offerings. These decreases were partially offset by an increase in royalty costs related to our stock photography perpetual offering.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	11%	15%
Professional and consulting fees	6	11
Various individually insignificant items	1	1
Total change	18%	27%
Professional and consulting fees increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 primarily due to increases in third-party fees related to consulting and training services provided to our customers.

Operating Expenses for the Three and Six Months Ended June 3, 2016 and May 29, 2015 (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Research and development	$232.5	$208.1	12%	$469.7	$423.5	11%
Percentage of total revenue	17%	18%		17%	19%
Sales and marketing	462.8	427.0	8%	937.7	819.7	14%
Percentage of total revenue	33%	37%		34%	36%
General and administrative	138.6	130.2	6%	285.5	275.3	4%
Percentage of total revenue	10%	11%		10%	12%
Restructuring and other charges	(0.5)	—	**	(0.9)	1.8	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	19.0	18.1	5%	37.4	32.4	15%
Percentage of total revenue	1%	2%		1%	1%
Total operating expenses	$852.4	$783.4	9%	$1,729.4	$1,552.7	11%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 was primarily due to the increase in costs associated with compensation and related benefits driven by increased headcount.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	6%	5%
Compensation associated with cash and stock-based incentives	1	3
Professional and consulting fees	5	4
Various individually insignificant items	—	(1)
Total change	12%	11%
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

Sales and marketing expenses increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	5%	6%
Compensation associated with cash and stock-based incentives	—	2
Marketing spending related to offering launches and overall marketing efforts	1	4
Various individually insignificant items	2	2
Total change	8%	14%

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

General and administrative expenses increased during the three and six months ended June 3, 2016 as compared to the three and six months ended May 29, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	3%	4%
Compensation associated with cash and stock-based incentives	1	2
Charitable contributions	—	(6)
Software licenses	(1)	1
Various individually insignificant items	3	3
Total change	6%	4%

The decrease in charitable contributions during the six months ended June 3, 2016 as compared to the six months ended May 29, 2015 is primarily due to the timing of planned contributions to the Adobe Foundation.

Non-Operating Income (Expense), Net for the Three and Six Months Ended June 3, 2016 and May 29, 2015 (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Interest and other income (expense), net	$6.1	$3.8	61%	$10.3	$7.1	45%
Percentage of total revenue	*	*		*	*
Interest expense	(17.2)	(16.6)	4%	(35.7)	(31.2)	14%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	(3.3)	0.2	**	(4.5)	1.7	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(14.4)	$(12.6)	14%	$(29.9)	$(22.4)	33%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Provision for Income Taxes for the Three and Six Months Ended June 3, 2016 and May 29, 2015 (dollars in millions)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Provision	$85.8	$33.5	156%	$123.8	$111.8	11%
Percentage of total revenue	6%	3%		4%	5%
Effective tax rate	26%	19%		20%	32%

Our effective tax rate increased by seven percentage points for the three months ended June 3, 2016 as compared to the three months ended May 29, 2015. The increase was primarily due to a one-time tax cost associated with licensing acquired company assets to Adobe’s trading companies and stronger U.S. earnings, offset by tax benefits from the fiscal 2016 U.S. Research and Development credit. In addition, the effective tax rate during the three months ended May 29, 2015 included tax benefits recognized as a result of the completion of certain income tax examinations.
Our effective tax rate decreased by twelve percentage points for the six months ended June 3, 2016 as compared to the six months ended May 29, 2015. The decrease was primarily due to tax benefits related to the permanent extension of the U.S. Research and Development credit for 2015 and onward. The reinstatement of the credit was retroactive to January 1, 2015. A tax benefit for the credit relating to fiscal 2015 was reflected in its entirety in the first quarter of fiscal 2016. In addition, the fiscal 2015 effective tax rate included a one-time tax cost associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the temporary reinstatement of the U.S. Research and Development credit in December 2014.
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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at June 3, 2016 was $270.6 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 3, 2016 were recognized in the future, $231.6 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $39.0 million federal benefit related to deducting certain payments on future state tax returns.
As of June 3, 2016, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $32.7 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	June 3, 2016	November 27, 2015
Cash and cash equivalents	$886.4	$876.6
Short-term investments	$3,432.0	$3,111.5
Working capital	$2,853.0	$2,608.3
Stockholders’ equity	$7,248.6	$7,001.6
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 3, 2016	May 29, 2015
Net cash provided by operating activities	$986.2	$654.5
Net cash used for investing activities	(510.3)	(737.3)
Net cash used for financing activities	(465.3)	(66.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.8)	(11.6)
Net increase (decrease) in cash and cash equivalents	$9.8	$(161.2)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $986.2 million for the six months ended June 3, 2016 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and income taxes payable. The increase in deferred revenue is primarily due to increases in Digital Marketing hosted services and increased subscriptions for our Creative Cloud offerings. The increase in income taxes payable is primarily due to the increase in our tax provision during the six months ended June 3, 2016.

The primary working capital uses of cash were increases in prepaid expenses and other current assets and decreases in trade payables. Prepaid expenses increased primarily due to prepayments made to our vendors and higher prepaid employee benefit expenses largely associated with recognition of yearly fringe benefit expenses which are estimated and recorded at the beginning of the fiscal year and expensed throughout the fiscal year. Other current assets increased primarily due to the tax benefit associated with the reinstatement of the U.S. Research and Development credit and bonus depreciation provisions. Trade payables decreased primarily due to the timing of invoice receipts and cash payments.

Cash Flows from Investing Activities
Net cash used for investing activities of $510.3 million for the six months ended June 3, 2016 was primarily due to purchases of short-term investments. Other uses of cash during the six months ended June 3, 2016 represented purchases of property and equipment, an immaterial acquisition, and purchases of long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $465.3 million was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.
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

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of June 3, 2016, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of June 3, 2016, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 61% of our consolidated invested balances during the three months ended June 3, 2016.

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
During the six months ended June 3, 2016 and May 29, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $375 million and $400 million, respectively. The prepayment of $375 million for the six months ended June 3, 2016 was under the current $2 billion authority. Of the prepayment of $400 million during the six months ended May 29, 2015, $200 million was under the current $2 billion authority and $200 million was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 3, 2016, we repurchased approximately 3.7 million shares at an average price of $90.61 through structured repurchase agreements entered into during fiscal 2015 and the six months ended June 3, 2016. During the six months ended May 29, 2015, we repurchased approximately 5.0 million shares at an average price of $74.44 through structured repurchase agreements entered into during fiscal 2014 and the six months ended May 29, 2015.
For the six months ended June 3, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by June 3, 2016 were excluded from the computation of earnings per share. As of June 3, 2016, $75.0 million of prepayments remained under the agreement.

Subsequent to June 3, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $400 million stock repurchase agreement, $800 million remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended June 3, 2016.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015. Our principal commitments as of June 3, 2016 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the six months ended June 3, 2016. See Notes 11 and 12 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At June 3, 2016, our maximum commitment for interest payments was $463.5 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of June 3, 2016, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the six months ended June 3, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 3, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 3, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes, the market’s acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position. Third parties market certain of our offerings and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenue could be impaired and our operating results could suffer.
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
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short life cycles, price sensitivity and frequent new product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance and better integrate our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments, such as the evolution and emergence of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces often have exclusive distribution for certain platforms, which may make it more difficult for us to compete in these markets. If any competing products, services or operating systems that do not support our solutions achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
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
From time to time we open-source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis or release selected technology for industry standardization. Additionally, customer requirements for open standards or open-source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services, or if there is a delay in market acceptance of such products or services, our business could be harmed.
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
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer-than-expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternative licensing arrangements. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
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
Political instability or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.
Our cloud strategy may give rise to risks that could harm our business.
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

•	we may incur costs at a higher-than-forecasted rate as we expand our cloud operations.
We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
The hosted business model we use in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of seats or licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact of these problems on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on the most popular offerings (such as those with a large user base), and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is used in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from the disruptions of cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired business;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multinational corporation;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential inability to conclude that our internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	the failure of strategic investments to perform as expected or to meet financial projections;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.
Mergers and acquisitions of high technology companies are inherently risky. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. Furthermore, our existing stockholders will experience dilution.
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
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our business models and expose us to increased liability.
Our industry is highly regulated, including for privacy and data security. We are also expanding our business in countries that have more stringent data protection laws than those in the United States, and such laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. Any perception of our practices, products or services as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy and third-party products purporting to address privacy concerns could affect the functionality of, and demand for, our products and services, thereby affecting our revenue.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among consumers depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such consumers’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our standardized customer contract, we obligate customers to provide their consumers the opportunity to “opt out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increased liability.
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) and Switzerland, as a means to legally transfer EU citizens’ personal information from the EU to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have worked to establish alternate legitimate means of transferring personal data from the European Economic Area and Switzerland to the United States; however, we continue to face uncertainty as to the legitimacy of these alternate means. At least one regulator has determined that, with respect to a small number of vendors that process certain of our EU employee data, we did not implement these alternate means quickly enough, resulting in a fine levied against us. We are closely monitoring developments regarding requirements for transferring personal data outside the EU, such as Privacy Shield. Once finalized, these requirements may result in an increase in the obligations required of us to provide our services in the EU and in potential sanctions and fines for non-compliance. These developments could harm our business, financial condition and results of operations.

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

In addition, the technology industry as a whole may experience uneven investor confidence, which may cause the market price for our common stock to decline for reasons unrelated to our operating performance.
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
As a global business that generates approximately 41% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 52% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.
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
We have $1.9 billion in senior unsecured notes outstanding. We also have a $1 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

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
Our cash equivalent and short-term investment portfolio as of June 3, 2016 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 3, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 3, 2016. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,479,762
March 5—April 1, 2016
Shares repurchased	638	$85.77	638	$(54,762)
April 2—April 29, 2016
Shares repurchased	799	$93.84	799	$(75,000)	(2)
April 30—June 3, 2016
Shares repurchased	791	$94.92	791	$(75,034)	(2)
Total	2,228		2,228	$1,274,966
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2 billion stock repurchase program.

(2)
In March 2016, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $225 million. As of June 3, 2016, $75.0 million of the prepayment remained under this agreement.

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

Date: June 29, 2016

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Fotolia
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	10/30/12	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*					X

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/16	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.4J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.4K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.4L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.4M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.7	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.8A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.8B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.8C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.9	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175
10.10A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.10B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.11	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.12	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.13	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.14	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.15	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.16	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.17	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.18	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.19	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.20	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.21	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.22	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.23	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.24	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.25A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.25B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.26	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.27	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.28	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.29	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.30	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.31	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.32A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.32B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.32C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.33	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11 through 10.13 are to filings made by Omniture, Inc.

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