Form 10-Q
period 2016-09-02
ADOBE SYSTEMS INC
filed 2016-09-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2016

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of September 23, 2016 was 497,227,020.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 2, 2016	November 27, 2015
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$767,672	$876,560
Short-term investments	3,678,726	3,111,524
Trade receivables, net of allowances for doubtful accounts of $6,066 and $7,293, respectively	731,166	672,006
Prepaid expenses and other current assets	241,146	161,802
Total current assets	5,418,710	4,821,892
Property and equipment, net	811,524	787,421
Goodwill	5,433,180	5,366,881
Purchased and other intangibles, net	454,230	510,007
Investment in lease receivable	80,439	80,439
Other assets	169,358	159,832
Total assets	$12,367,441	$11,726,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$83,444	$93,307
Accrued expenses	666,278	679,884
Income taxes payable	10,662	6,165
Deferred revenue	1,745,282	1,434,200
Total current liabilities	2,505,666	2,213,556
Long-term liabilities:
Debt	1,916,591	1,907,231
Deferred revenue	52,703	51,094
Income taxes payable	276,131	256,129
Deferred income taxes	238,459	208,209
Other liabilities	99,945	88,673
Total liabilities	5,089,495	4,724,892
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 497,025 and 497,809 shares outstanding, respectively	61	61
Additional paid-in-capital	4,541,798	4,184,883
Retained earnings	7,714,904	7,253,431
Accumulated other comprehensive income (loss)	(134,111)	(169,080)
Treasury stock, at cost (103,809 and 103,025 shares, respectively), net of reissuances	(4,844,706)	(4,267,715)
Total stockholders’ equity	7,277,946	7,001,580
Total liabilities and stockholders’ equity	$12,367,441	$11,726,472
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2016	August 28, 2015	September 2, 2016	August 28, 2015
Revenue:
Subscription	$1,168,602	$829,065	$3,322,560	$2,316,470
Product	180,960	275,338	578,572	840,650
Services and support	114,405	113,365	344,879	331,987
Total revenue	1,463,967	1,217,768	4,246,011	3,489,107
Cost of revenue:
Subscription	116,990	103,605	339,664	302,826
Product	15,435	24,545	51,490	65,715
Services and support	70,276	62,835	212,198	174,415
Total cost of revenue	202,701	190,985	603,352	542,956
Gross profit	1,261,266	1,026,783	3,642,659	2,946,151
Operating expenses:
Research and development	248,450	218,660	718,138	642,216
Sales and marketing	477,475	422,031	1,415,155	1,241,770
General and administrative	143,702	122,578	429,233	397,867
Restructuring and other charges	(338)	(751)	(1,223)	1,038
Amortization of purchased intangibles	22,652	18,246	60,034	50,599
Total operating expenses	891,941	780,764	2,621,337	2,333,490
Operating income	369,325	246,019	1,021,322	612,661
Non-operating income (expense):
Interest and other income (expense), net	2,725	4,433	12,995	11,510
Interest expense	(17,281)	(16,519)	(52,924)	(47,669)
Investment gains (losses), net	1,532	(1,314)	(2,955)	339
Total non-operating income (expense), net	(13,024)	(13,400)	(42,884)	(35,820)
Income before income taxes	356,301	232,619	978,438	576,841
Provision for income taxes	85,513	58,154	209,269	169,995
Net income	$270,788	$174,465	$769,169	$406,846
Basic net income per share	$0.54	$0.35	$1.54	$0.82
Shares used to compute basic net income per share	498,584	498,630	499,224	498,891
Diluted net income per share	$0.54	$0.34	$1.52	$0.80
Shares used to compute diluted net income per share	503,669	505,809	505,135	507,124

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2016	August 28, 2015	September 2, 2016	August 28, 2015
	Increase/(Decrease)		Increase/(Decrease)
Net income	$270,788	$174,465	$769,169	$406,846
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	3,055	(8,334)	21,677	(8,275)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(869)	(570)	(1,982)	(2,130)
Net increase (decrease) from available-for-sale securities	2,186	(8,904)	19,695	(10,405)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	13,233	(1,874)	9,089	18,480
Reclassification adjustment for recognized gains / losses on derivative instruments	(3,656)	(8,899)	(9,964)	(54,478)
Net increase (decrease) from derivatives designated as hedging instruments	9,577	(10,773)	(875)	(35,998)
Foreign currency translation adjustments	(12,828)	8,318	16,149	(86,334)
Other comprehensive income (loss), net of taxes	(1,065)	(11,359)	34,969	(132,737)
Total comprehensive income, net of taxes	$269,723	$163,106	$804,138	$274,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 2, 2016	August 28, 2015
Cash flows from operating activities:
Net income	$769,169	$406,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	249,675	253,114
Stock-based compensation	262,382	254,836
Deferred income taxes	44,164	(47,769)
Unrealized losses (gains) on investments, net	3,916	(8,548)
Tax benefit from stock-based compensation	69,266	58,326
Excess tax benefits from stock-based compensation	(69,269)	(58,345)
Other non-cash items	(124)	260
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(57,033)	(104)
Prepaid expenses and other current assets	(86,350)	(24,453)
Trade payables	(10,861)	(614)
Accrued expenses	(5,540)	(43,405)
Income taxes payable	26,657	83,307
Deferred revenue	308,075	141,536
Net cash provided by operating activities	1,504,127	1,014,987
Cash flows from investing activities:
Purchases of short-term investments	(1,813,509)	(1,424,288)
Maturities of short-term investments	557,769	254,020
Proceeds from sales of short-term investments	698,486	931,267
Acquisitions, net of cash acquired	(48,427)	(826,004)
Purchases of property and equipment	(155,172)	(120,260)
Purchases of long-term investments and other assets	(56,413)	(20,853)
Proceeds from sale of long-term investments	331	3,747
Net cash used for investing activities	(816,935)	(1,202,371)
Cash flows from financing activities:
Purchases of treasury stock	(775,000)	(500,000)
Proceeds from issuance of treasury stock	139,823	154,759
Cost of issuance of treasury stock	(224,243)	(176,904)
Excess tax benefits from stock-based compensation	69,269	58,345
Proceeds from debt issuance	—	989,280
Repayment of debt and capital lease obligations	(86)	(602,189)
Debt issuance costs	—	(8,828)
Net cash used for financing activities	(790,237)	(85,537)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,843)	(15,187)
Net decrease in cash and cash equivalents	(108,888)	(288,108)
Cash and cash equivalents at beginning of period	876,560	1,117,400
Cash and cash equivalents at end of period	$767,672	$829,292
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$108,508	$61,546
Cash paid for interest	$58,182	$48,920
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$677

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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for the nine months ended September 2, 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The updated standard is effective for us beginning in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 2, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015, that are of significance or potential significance to us.
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
We completed an immaterial acquisition during the nine months ended September 2, 2016.
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
Cash, cash equivalents and short-term investments consisted of the following as of September 2, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$182,417	$—	$—	$182,417
Cash equivalents:
Corporate bonds and commercial paper	7,491	—	(3)	7,488
Money market mutual funds	560,630	—	—	560,630
Time deposits	14,537	—	—	14,537
U.S. Treasury securities	2,600	—	—	2,600
Total cash equivalents	585,258	—	(3)	585,255
Total cash and cash equivalents	767,675	—	(3)	767,672
Short-term fixed income securities:
Asset-backed securities	107,976	259	(33)	108,202
Corporate bonds and commercial paper	2,338,853	14,919	(810)	2,352,962
Municipal securities	140,247	173	(63)	140,357
U.S. agency securities	44,836	84	(1)	44,919
U.S. Treasury securities	1,031,685	863	(262)	1,032,286
Total short-term investments	3,663,597	16,298	(1,169)	3,678,726
Total cash, cash equivalents and short-term investments	$4,431,272	$16,298	$(1,172)	$4,446,398

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of September 2, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$412,377	$(694)	$1,112,883	$(5,377)
Asset-backed securities	29,605	(32)	60,057	(147)
Municipal securities	63,569	(63)	35,594	(50)
Foreign government securities	—	—	1,268	(8)
U.S. Treasury and agency securities	327,554	(263)	820,570	(1,287)
Total	$833,105	$(1,052)	$2,030,372	$(6,869)

There were 435 securities and 914 securities in an unrealized loss position for less than twelve months at September 2, 2016 and at November 27, 2015, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of September 2, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$50,804	$(119)	$30,218	$(233)
Asset-backed securities	771	(1)	—	—
Municipal securities	—	—	1,300	(1)
Total	$51,575	$(120)	$31,518	$(234)
There were 28 securities and 15 securities in an unrealized loss position for more than twelve months at September 2, 2016 and at November 27, 2015, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 2, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,180,113	$1,180,709
Due between one and two years	1,269,013	1,272,120
Due between two and three years	784,265	789,137
Due after three years	430,206	436,760
Total	$3,663,597	$3,678,726
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. During the nine months ended September 2, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended September 2, 2016.
The fair value of our financial assets and liabilities at September 2, 2016 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$7,488	$—	$7,488	$—
Money market mutual funds	560,630	560,630	—	—
Time deposits	14,537	14,537	—	—
U.S. Treasury securities	2,600	—	2,600	—
Short-term investments:
Asset-backed securities	108,202	—	108,202	—
Corporate bonds and commercial paper	2,352,962	—	2,352,962	—
Municipal securities	140,357	—	140,357	—
U.S. agency securities	44,919	—	44,919	—
U.S. Treasury securities	1,032,286	—	1,032,286	—
Prepaid expenses and other current assets:
Foreign currency derivatives	19,278	—	19,278	—
Other assets:
Deferred compensation plan assets	41,690	1,214	40,476	—
Interest rate swap derivatives	28,024	—	28,024	—
Total assets	$4,352,973	$576,381	$3,776,592	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,696	$—	$1,696	$—
Total liabilities	$1,696	$—	$1,696	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of BBB- and a weighted average credit rating of AA-. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
The fair values of our money market mutual funds and time deposits are based on the closing price of these assets as of the reporting date. We classify our money market mutual funds and time deposits as Level 1.
Our Level 2 over-the-counter foreign currency and interest rate swap derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange and interest rate data at the measurement date.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our deferred compensation plan assets consist of money market mutual funds and other mutual funds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended September 2, 2016, we determined there was an immaterial other-than-temporary impairment on certain of our cost method investments and wrote down the investments to fair value. For the three and nine months ended August 28, 2015, we determined there were no other-than-temporary impairments on our cost method investments.
As of September 2, 2016, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 11 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $2.05 billion as of September 2, 2016, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities on our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively, and record any ineffective portion of the hedging instruments in interest and other income (expense), net in our Condensed Consolidated Statements of Income. The time value of purchased contracts is recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (expense), net in our Condensed Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in interest and other income (expense), net in our Condensed Consolidated Statements of Income.
In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss is recorded in the stockholders’ equity section on our Condensed Consolidated Balance Sheets in accumulated other comprehensive income (loss) and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 12 for further details regarding our debt.

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

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Condensed Consolidated Statement of Income. The fair value of the interest rate swaps is reflected as either an asset or liability on our Condensed Consolidated Balance Sheets.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 2, 2016 and November 27, 2015 were as follows (in thousands):

	2016		2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$16,444	$—	$16,979	$—
Interest rate swap (2)	28,024	—	19,821	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	2,834	1,696	2,147	2,154
Total derivatives	$47,302	$1,696	$38,947	$2,154

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

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended September 2, 2016 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$13,233	$—	$9,089	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$3,904	$—	$10,732	$—
Net gain (loss) recognized in income(3)	$(7,733)	$—	$(19,242)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,368	$—	$(1,335)
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for the three and nine months ended August 28, 2015 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(1,874)	$—	$28,509	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$9,146	$—	$55,068	$—
Net gain (loss) recognized in income(3)	$(3,933)	$—	$(11,074)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$628	$—	$4,703
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of September 2, 2016 and November 27, 2015 was $5.43 billion and $5.37 billion, respectively. The increase was due to foreign currency translation adjustments and an immaterial acquisition during the nine months ended September 2, 2016. During the second quarter of fiscal 2016, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of September 2, 2016 and November 27, 2015 were as follows (in thousands):

	2016			2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$175,719	$(99,741)	$75,978	$199,053	$(104,704)	$94,349
Customer contracts and relationships	$553,453	$(265,945)	$287,508	$506,639	$(204,578)	$302,061
Trademarks	78,655	(46,616)	32,039	81,219	(41,175)	40,044
Acquired rights to use technology	93,310	(62,171)	31,139	144,202	(100,278)	43,924
Localization	2,122	(765)	1,357	1,500	(358)	1,142
Other intangibles	41,093	(14,884)	26,209	36,280	(7,793)	28,487
Total other intangible assets	$768,633	$(390,381)	$378,252	$769,840	$(354,182)	$415,658
Purchased and other intangible assets, net	$944,352	$(490,122)	$454,230	$968,893	$(458,886)	$510,007

In the third quarter of fiscal 2016, purchased intangibles associated with our acquisition of EchoSign and certain other acquired rights technology became fully amortized and were removed from the Condensed Consolidated Balance Sheets.
Amortization expense related to purchased and other intangible assets was $40.0 million and $115.4 million for the three and nine months ended September 2, 2016, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $46.3 million and $131.6 million for the three and nine months ended August 28, 2015, respectively. Of these amounts $16.9 million and $54.4 million were included in cost of sales for the three and nine months ended September 2, 2016, respectively, and $27.7 million and $80.0 million for the three and nine months ended August 28, 2015, respectively.
As of September 2, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2016	$7,147	$31,497
2017	24,364	103,554
2018	17,249	91,650
2019	11,312	64,753
2020	9,103	35,446
Thereafter	6,803	51,352
Total expected amortization expense	$75,978	$378,252

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of September 2, 2016 and November 27, 2015 consisted of the following (in thousands):

	2016	2015
Accrued compensation and benefits	$312,861	$312,776
Sales and marketing allowances	60,945	66,876
Accrued corporate marketing	51,929	38,512
Taxes payable	37,461	27,996
Royalties payable	20,313	23,334
Accrued interest expense	6,993	26,538
Other	175,776	183,852
Accrued expenses	$666,278	$679,884

Other primarily includes general corporate accruals including restructuring charges, and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended September 2, 2016 and the fiscal year ended November 27, 2015 was as follows (in thousands):

	2016	2015
Beginning outstanding balance	10,069	13,564
Awarded	4,087	4,012
Released	(5,152)	(6,561)
Forfeited	(606)	(946)
Ending outstanding balance	8,398	10,069
Information regarding restricted stock units outstanding at September 2, 2016 and August 28, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2016
Restricted stock units outstanding	8,398	1.25	$869.7
Restricted stock units vested and expected to vest	7,597	1.19	$775.2
2015
Restricted stock units outstanding	10,288	1.10	$816.9
Restricted stock units vested and expected to vest	9,320	1.03	$730.3
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 2, 2016 and August 28, 2015 were $103.57 and $79.40, respectively.

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

In the first quarter of fiscal 2016, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.4 million shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the third-year anniversary of the grant on January 24, 2016, if not forfeited. As of September 2, 2016, the shares awarded under our 2016, 2015 and 2014 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our Performance Share Programs for the nine months ended September 2, 2016 and the fiscal year ended November 27, 2015 (in thousands):

	2016			2015
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,940		3,881	1,517	3,034
Achieved	(1,373)		(1,387)	—	—
Awarded	1,206	(1)	1,053	671	1,342
Forfeited	(133)		(268)	(248)	(495)
Ending outstanding balance	1,640		3,279	1,940	3,881
_________________________________________

(1)
Included in the 1.2 million shares awarded during the nine months ended September 2, 2016 were 0.7 million shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended September 2, 2016 and August 28, 2015 were as follows:

	Three Months		Nine Months
	2016	2015	2016	2015
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26% - 28%	26 - 27%	26% - 29%	26 - 30%
Risk free interest rate	0.37% - 0.59%	0.11 - 0.64%	0.37% - 1.06%	0.11 - 0.67%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employees purchased 1.9 million shares at an average price of $66.13 and 2.1 million shares at an average price of $52.37 for the nine months ended September 2, 2016 and August 28, 2015, respectively. The intrinsic value of shares purchased during the nine months ended September 2, 2016 and August 28, 2015 was $54.3 million and $54.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of September 2, 2016 and November 27, 2015, we had 0.8 million and 1.3 million stock options outstanding, respectively.

Compensation Costs
As of September 2, 2016, there was $529.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for the three months ended September 2, 2016 and August 28, 2015 were as follows (in thousands):

	2016		2015
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$333	$1,554	$258	$1,637
Cost of revenue—services and support	1,221	1,861	1,277	1,425
Research and development	3,336	26,388	3,468	26,378
Sales and marketing	3,940	27,798	4,540	29,146
General and administrative	976	17,097	1,056	16,792
Total	$9,806	$74,698	$10,599	$75,378
Total stock-based compensation costs included in our Condensed Consolidated Statements of Income for nine months ended September 2, 2016 and August 28, 2015 were as follows (in thousands):

	2016		2015
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$1,119	$5,115	$1,070	$4,946
Cost of revenue—services and support	4,087	5,494	3,897	4,711
Research and development	10,961	81,280	11,162	78,375
Sales and marketing	12,953	85,123	13,768	84,686
General and administrative	3,423	53,049	3,652	50,744
Total	$32,543	$230,061	$33,549	$223,462

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended September 2, 2016 were as follows (in thousands):

Balance as of November 27, 2015	$7,253,431
Net income	769,169
Re-issuance of treasury stock	(307,696)
Balance as of September 2, 2016	$7,714,904
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of September 2, 2016 were as follows (in thousands):

	November 27, 2015	Increase / Decrease	Reclassification Adjustments		September 2, 2016
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,542	$16,209	$(2,487)		$16,264
Unrealized losses on available-for-sale securities	(7,095)	5,468	505		(1,122)
Total net unrealized gains on available-for-sale securities	(4,553)	21,677	(1,982)	(1)	15,142
Net unrealized gains / losses on derivative instruments designated as hedging instruments	2,915	9,089	(9,964)	(2)	2,040
Cumulative foreign currency translation adjustments	(167,442)	16,149	—		(151,293)
Total accumulated other comprehensive income (loss), net of taxes	$(169,080)	$46,915	$(11,946)		$(134,111)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended September 2, 2016 and August 28, 2015 (in thousands):

	Three Months		Nine Months
	2016	2015	2016	2015
Available-for-sale securities:
Unrealized gains / losses	$(13)	$30	$(35)	$(126)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—	—	6,147
Reclassification adjustments(1)	(151)	(152)	(466)	(362)
Subtotal derivatives designated as hedging instruments	(151)	(152)	(466)	5,785
Foreign currency translation adjustments	(463)	(8)	882	(2,439)
Total taxes, other comprehensive income	$(627)	$(130)	$381	$3,220
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
During the nine months ended September 2, 2016 and August 28, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $775 million and $500 million, respectively. The prepayment of $775 million during the nine months ended September 2, 2016 was under the current $2 billion authority. Of the prepayment of $500 million during the nine months ended August 28, 2015, $300 million was under the current $2 billion authority and $200 million was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 2, 2016, we repurchased approximately 7.3 million shares at an average price of $93.87 through structured repurchase agreements entered into during fiscal 2015 and the nine months ended September 2, 2016. During the nine months ended August 28, 2015, we repurchased approximately 6.7 million shares at an average price of $75.93 through structured repurchase agreements entered into during fiscal 2014 and the nine months ended August 28, 2015.
For the nine months ended September 2, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by September 2, 2016 were excluded from the computation of earnings per share. As of September 2, 2016, $131.3 million of prepayment remained under this agreement.
Subsequent to September 2, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $300 million stock repurchase agreement, $500 million remains under our current authority.

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 2, 2016 and August 28, 2015 (in thousands, except per share data):

	Three Months		Nine Months
	2016	2015	2016	2015
Net income	$270,788	$174,465	$769,169	$406,846
Shares used to compute basic net income per share	498,584	498,630	499,224	498,891
Dilutive potential common shares:
Unvested restricted stock and performance share awards	4,633	6,298	5,373	7,145
Stock options	452	881	538	1,088
Shares used to compute diluted net income per share	503,669	505,809	505,135	507,124
Basic net income per share	$0.54	$0.35	$1.54	$0.82
Diluted net income per share	$0.54	$0.34	$1.52	$0.80

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three and nine months ended September 2, 2016 and August 28, 2015, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $98.12 and $93.35, respectively, and $81.07 and $77.14, respectively, that would have been anti-dilutive.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the East and West Tower buildings, lease the Almaden Tower building and own the land under each of them.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Condensed Consolidated Balance Sheets. As of September 2, 2016, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivables may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including certain financial ratios that are reported to the lessor quarterly. As of September 2, 2016, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included on our Condensed Consolidated Balance Sheets.
Royalties
We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.
Indemnifications
In the ordinary course of business, we provide indemnifications of varying scope to customers and channel partners against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings, claims or investigations.
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
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 5 for further details regarding our interest rate swap derivatives.

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

As of September 2, 2016, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.92 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $2.05 billion as of September 2, 2016. The total fair value of $2.05 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of September 2, 2016, we were in compliance with all of the covenants.
In February 2016 and August 2016, we made semi-annual interest payments on our 2020 and 2025 Notes each totaling $37.6 million.
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
As of September 2, 2016, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and nine months ended September 2, 2016 and August 28, 2015 included the following (in thousands):

	Three Months		Nine Months
	2016	2015	2016	2015
Interest and other income (expense), net:
Interest income	$11,849	$7,394	$34,010	$20,527
Foreign exchange gains (losses)	(10,001)	(3,690)	(23,005)	(11,930)
Realized gains on fixed income investment	943	639	2,487	2,323
Realized losses on fixed income investment	(74)	(69)	(505)	(193)
Other	8	159	8	783
Interest and other income (expense), net	$2,725	$4,433	$12,995	$11,510
Interest expense	$(17,281)	$(16,519)	$(52,924)	$(47,669)
Investment gains (losses), net:
Realized investment gains	$202	$578	$1,391	$2,588
Unrealized investment gains	1,330	—	774	—
Realized investment losses	—	—	(5,120)	(146)
Unrealized investment losses	—	(1,892)	—	(2,103)
Investment gains (losses), net	$1,532	$(1,314)	$(2,955)	$339
Non-operating income (expense), net	$(13,024)	$(13,400)	$(42,884)	$(35,820)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our segment results for the three months ended September 2, 2016 and August 28, 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended September 2, 2016
Revenue	$989,969	$429,605	$44,393	$1,463,967
Cost of revenue	56,771	144,065	1,865	202,701
Gross profit	$933,198	$285,540	$42,528	$1,261,266
Gross profit as a percentage of revenue	94%	66%	96%	86%
Three months ended August 28, 2015
Revenue	$769,627	$402,530	$45,611	$1,217,768
Cost of revenue	56,508	132,401	2,076	190,985
Gross profit	$713,119	$270,129	$43,535	$1,026,783
Gross profit as a percentage of revenue	93%	67%	95%	84%
Our segment results for the nine months ended September 2, 2016 and August 28, 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended September 2, 2016
Revenue	$2,864,824	$1,248,023	$133,164	$4,246,011
Cost of revenue	169,490	427,984	5,878	603,352
Gross profit	$2,695,334	$820,039	$127,286	$3,642,659
Gross profit as a percentage of revenue	94%	66%	96%	86%
Nine Months ended August 28, 2015
Revenue	$2,219,875	$1,126,161	$143,071	$3,489,107
Cost of revenue	151,546	384,709	6,701	542,956
Gross profit	$2,068,329	$741,452	$136,370	$2,946,151
Gross profit as a percentage of revenue	93%	66%	95%	84%

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
OPERATIONS OVERVIEW

For our third quarter of fiscal 2016, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud delivers value through frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities and affordable point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals, students, teams and enterprises. These Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream which is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products is now immaterial to our business.

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

Annualized Recurring Revenue (“ARR”) is currently our key performance metric to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the third quarter of fiscal 2016 are based on currency rates set at the start of fiscal 2016 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the third quarter of fiscal 2016 was $3.26 billion, up from $2.50 billion at the end of fiscal 2015. Document Cloud ARR exiting the third quarter of fiscal 2016 was $442 million, up from $385 million at the end of fiscal 2015. Total Digital Media ARR grew to $3.70 billion at the end of the third quarter of fiscal 2016, up from $2.88 billion at the end of fiscal 2015.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2016 was $802.7 million, up from $576.1 million in the third quarter of fiscal 2015 and representing 39% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2016 was $187.3 million, slightly down from $193.6 million in the third quarter of fiscal 2015 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $990.0 million in the third quarter of fiscal 2016, up from $769.7 million in the third quarter of fiscal 2015 and representing 29% year-over-year growth.

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

We utilize a direct salesforce to market and license our Adobe Marketing Cloud solutions, as well as an extensive ecosystem of partners including marketing agencies, systems integrators and developers that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. In the third quarter of fiscal 2016, we achieved record Marketing Cloud revenue of $404.0 million, which represents 10% year-over-year revenue growth and we expect continued demand for our Marketing Cloud solutions to benefit revenue growth in future quarters.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 2, 2016, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2015.
Recent Accounting Pronouncements Not Yet Effective
See Note 1 of our Notes to Condensed Consolidated Financial Statement for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2016

•
Total Digital Media ARR of approximately $3.70 billion as of September 2, 2016 increased by $816 million, or 28%, from $2.88 billion as of November 27, 2015. The change in our Digital Media ARR is primarily due to increases in the number of paid Creative Cloud and Document Cloud subscriptions, and continued adoption of our ETLAs.

•
Digital Media revenue of $990.0 million during the three months ended September 2, 2016 increased by $220.3 million, or 29%, compared with the year-ago period primarily due to the increase in subscription revenue associated with our Creative Cloud offering.

•
Adobe Marketing Cloud revenue of $404.0 million during the three months ended September 2, 2016 increased by $35.5 million, or 10%, compared with the year-ago period. The increase was primarily due to increases in Adobe Analytics and Adobe Campaign revenue.

•
Our total deferred revenue of $1.80 billion as of September 2, 2016 increased by $312.7 million, or 21%, from $1.49 billion as of November 27, 2015 primarily due to increases in Creative Cloud individual and team subscriptions and new contracts and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $202.7 million during the three months ended September 2, 2016 increased by $11.7 million, or 6%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount and data center costs.

•
Operating expenses of $891.9 million during the three months ended September 2, 2016 increased by $111.2 million, or 14%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount.

•	Net income of $270.8 million during the three months ended September 2, 2016 increased by $96.3 million, or 55%, compared with the year-ago period primarily due to subscription revenue increases.

•
Net cash flow from operations of $1,504.1 million during the nine months ended September 2, 2016 increased by $489.1 million, or 48%, compared to the nine months ended August 28, 2015 primarily due to higher net income and the increase in deferred revenue.

Revenue for the Three and Nine Months Ended September 2, 2016 and August 28, 2015 (dollars in millions)

Revenue for the nine months ended September 2, 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 which was a 52-week year.

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Subscription	$1,168.6	$829.1	41%	$3,322.5	$2,316.5	43%
Percentage of total revenue	80%	68%		78%	66%
Product	181.0	275.3	(34)%	578.6	840.6	(31)%
Percentage of total revenue	12%	23%		14%	24%
Services and support	114.4	113.4	1%	344.9	332.0	4%
Percentage of total revenue	8%	9%		8%	10%
Total revenue	$1,464.0	$1,217.8	20%	$4,246.0	$3,489.1	22%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.

As described in Note 14 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and nine months ended September 2, 2016 and August 28, 2015 are as follows (dollars in millions):

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Digital Media	$858.5	$588.3	46%	$2,437.8	$1,606.3	52%
Digital Marketing	301.8	235.2	28%	860.6	694.8	24%
Print and Publishing	8.3	5.6	49%	24.1	15.4	56%
Total subscription revenue	$1,168.6	$829.1	41%	$3,322.5	$2,316.5	43%

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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Digital Media	$990.0	$769.7	29%	$2,864.8	$2,219.9	29%
Percentage of total revenue	68%	63%		68%	64%
Digital Marketing	429.6	402.5	7%	1,248.0	1,126.1	11%
Percentage of total revenue	29%	33%		29%	32%
Print and Publishing	44.4	45.6	(3)%	133.2	143.1	(7)%
Percentage of total revenue	3%	4%		3%	4%
Total revenue	$1,464.0	$1,217.8	20%	$4,246.0	$3,489.1	22%

Digital Media

Revenue from Digital Media increased $220.3 million and $644.9 million during the three and nine months ended September 2, 2016, as compared to the three and nine months ended August 28, 2015 primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetual creative and stock photography offerings, increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increases in number of paid Creative Cloud individual and team subscriptions, and continued adoption of our ETLAs. Also contributing to the increase in revenue associated with our creative offerings were increases in revenue associated with our Creative Cloud Photography Plan subscription offering and stock photography offerings. The increases associated with our creative products were slightly offset by expected declines in revenue associated with our other perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, decreased slightly during the three and nine months ended September 2, 2016 as compared to the year ago period primarily due to expected decreases in revenue associated with our Acrobat perpetual license offering. The decreases were partially offset by increases in revenue associated with our Document Cloud subscription offerings as we continue to migrate more customers to our Document Cloud, along with increases in Adobe Sign revenue.

Digital Marketing

Revenue from Digital Marketing increased $27.1 million and $121.9 million during the three and nine months ended September 2, 2016, as compared to the three and nine months ended August 28, 2015 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 10% and 16% during the three and nine months ended September 2,

2016, respectively, as compared to the year-ago periods. The increases in Adobe Marketing Cloud revenue were driven by the increases in revenue associated with Adobe Analytics and Adobe Campaign during the three and nine months ended September 2, 2016. The continued adoption of our AEM offerings also contributed to the increase in Adobe Marketing Cloud revenue during the nine months ended September 2, 2016.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Americas	$851.9	$698.1	22%	$2,478.4	$2,011.9	23%
Percentage of total revenue	58%	57%		58%	58%
EMEA	400.2	350.1	14%	1,166.4	981.1	19%
Percentage of total revenue	27%	29%		27%	28%
APAC	211.9	169.6	25%	601.2	496.1	21%
Percentage of total revenue	15%	14%		15%	14%
Total revenue	$1,464.0	$1,217.8	20%	$4,246.0	$3,489.1	22%

Overall revenue during the three and nine months ended September 2, 2016 increased in all geographic regions as compared to the three and nine months ended August 28, 2015 primarily due to increases in Digital Media revenue and, to a lesser extent, increases in Digital Marketing revenue. Within EMEA, Digital Marketing revenue remained relatively stable during the three months and increased during the nine months ended September 2, 2016 as compared to the year-ago periods. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was partially offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies as discussed below.
Foreign currency impacts to revenue for the three and nine months ended September 2, 2016 are shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/ (Decrease)
EMEA:
Euro	$(6.6)	$(45.7)
British Pound	(9.6)	(20.2)
Other currencies	(0.9)	(3.3)
Total EMEA	(17.1)	(69.2)
Japanese Yen	6.8	3.4
Other currencies	(3.9)	(18.2)
Total revenue impact	(14.2)	(84.0)
Hedging impact:
Euro	0.3	1.8
British Pound	3.6	8.8
Japanese Yen	—	0.1
Total hedging impact	3.9	10.7
Total impact	$(10.3)	$(73.3)
During the three and nine months ended September 2, 2016, the relative strength of the U.S. Dollar against EMEA currencies caused revenue in EMEA measured in U.S. Dollar equivalents to decrease as compared to the year-ago periods. These decreases were slightly offset by hedging gains from our EMEA currency hedging programs during the three and nine months ended September 2, 2016.

Cost of Revenue for the Three and Nine Months Ended September 2, 2016 and August 28, 2015 (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Subscription	$117.0	$103.6	13%	$339.7	$302.9	12%
Percentage of total revenue	8%	9%		8%	9%
Product	15.4	24.6	(37)%	51.5	65.7	(22)%
Percentage of total revenue	1%	2%		1%	2%
Services and support	70.3	62.8	12%	212.2	174.4	22%
Percentage of total revenue	5%	5%		5%	5%
Total cost of revenue	$202.7	$191.0	6%	$603.4	$543.0	11%
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
Cost of subscription revenue increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Data center costs	12%	9%
Compensation and related benefits associated with headcount	1	3
Compensation associated with cash and stock-based incentives	1	(1)
Depreciation expense	2	2
Royalty cost	1	2
Amortization of purchased intangibles	(6)	(4)
Various individually insignificant items	2	1
Total change	13%	12%

Data center costs increased during the three and nine months ended September 2, 2016 as compared to the year-ago periods primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. The increases in data center costs were partially offset by decreases in amortization of purchased intangibles driven by the decrease in amortization expense associated with intangible assets purchased through our acquisitions of Omniture and Efficient Frontier that became fully amortized in the latter part of fiscal 2015.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 primarily due to decreases in amortization of purchased intangibles and localization costs impacted by the shift of our focus and development efforts towards our Creative Cloud and other subscription offerings. These decreases during the nine months ended September 2, 2016 were partially offset by an increase in royalty costs related to our stock photography perpetual offering.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	12%	7%
Compensation associated with cash and stock-based incentives	2	8
Professional and consulting fees	(2)	6
Various individually insignificant items	—	1
Total change	12%	22%
Professional and consulting fees decreased during the three months ended September 2, 2016 as compared to the year-ago period primarily due to decreased usage of outside consultants to provide consulting and training services to our customers. Professional and consulting fees increased during the nine months ended September 2, 2016 as compared to the year-ago period primarily due to increases in third-party fees related to consulting and training services provided to our customers.

Operating Expenses for the Three and Nine Months Ended September 2, 2016 and August 28, 2015 (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Research and development	$248.4	$218.7	14%	$718.1	$642.2	12%
Percentage of total revenue	17%	18%		17%	18%
Sales and marketing	477.5	422.0	13%	1,415.2	1,241.8	14%
Percentage of total revenue	33%	35%		33%	36%
General and administrative	143.7	122.6	17%	429.2	397.9	8%
Percentage of total revenue	10%	10%		10%	11%
Restructuring and other charges	(0.3)	(0.8)	**	(1.2)	1.0	**
Percentage of total revenue	*	*		*	*
Amortization of purchased intangibles	22.6	18.2	24%	60.0	50.6	19%
Percentage of total revenue	2%	1%		1%	1%
Total operating expenses	$891.9	$780.8	14%	$2,621.3	$2,333.5	12%
_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 was primarily due to the increase in costs associated with compensation and related benefits driven by increased headcount.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	7%	6%
Compensation associated with cash and stock-based incentives	3	3
Professional and consulting fees	4	4
Various individually insignificant items	—	(1)
Total change	14%	12%
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
Sales and marketing expenses increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	5%	5%
Compensation associated with cash and stock-based incentives	2	2
Marketing spending related to offering launches and overall marketing efforts	5	4
Various individually insignificant items	1	3
Total change	13%	14%

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

General and administrative expenses increased during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 due to the following:

	% Change 2016-2015 QTD	% Change 2016-2015 YTD
Compensation and related benefits associated with headcount	3%	4%
Compensation associated with cash and stock-based incentives	1	1
Professional and consulting fees	7	3
Facilities	2	1
Various individually insignificant items	4	(1)
Total change	17%	8%

The increase in professional and consulting fees during the three and nine months ended September 2, 2016 as compared to the three and nine months ended August 28, 2015 is primarily due to the reversal of the previously anticipated loss associated with legal proceedings in the year-ago period.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 2, 2016 and August 28, 2015 (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Interest and other income (expense), net	$2.7	$4.4	(39)%	$13.0	$11.5	13%
Percentage of total revenue	*	*		*	*
Interest expense	(17.2)	(16.5)	5%	(52.9)	(47.6)	11%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	1.5	(1.3)	**	(3.0)	0.3	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(13.0)	$(13.4)	(3)%	$(42.9)	$(35.8)	20%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Provision for Income Taxes for the Three and Nine Months Ended September 2, 2016 and August 28, 2015 (dollars in millions)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Provision	$85.5	$58.2	47%	$209.3	$170.0	23%
Percentage of total revenue	6%	5%		5%	5%
Effective tax rate	24%	25%		21%	29%

Our effective tax rate decreased by one percentage point for the three months ended September 2, 2016 as compared to the three months ended August 28, 2015. The decrease was primarily due to tax benefits from the fiscal 2016 U.S. Research and Development credit. In addition, the effective tax rate during the three months ended August 28, 2015 included revised estimates of U.S. tax benefits that we were entitled to take upon filing our income tax returns.

Our effective tax rate decreased by eight percentage points for the nine months ended September 2, 2016 as compared to the nine months ended August 28, 2015. The decrease was primarily due to tax benefits related to the permanent extension of the

U.S. Research and Development credit for 2015 and onward. The reinstatement of the credit was retroactive to January 1, 2015. A tax benefit for the credit relating to fiscal 2015 was reflected in its entirety in the first quarter of fiscal 2016. In addition, the fiscal 2015 effective tax rate included one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the temporary reinstatement of the U.S. Research and Development credit in December 2014, the completion of certain income tax examinations, and the revised estimates discussed above.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at September 2, 2016 was $271.9 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 2, 2016 were recognized in the future, $233.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $38.7 million federal benefit related to deducting certain payments on future state tax returns.
As of September 2, 2016, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $35.1 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	As of
(in millions)	September 2, 2016	November 27, 2015
Cash and cash equivalents	$767.7	$876.6
Short-term investments	$3,678.7	$3,111.5
Working capital	$2,913.0	$2,608.3
Stockholders’ equity	$7,277.9	$7,001.6
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 2, 2016	August 28, 2015
Net cash provided by operating activities	$1,504.1	$1,015.0
Net cash used for investing activities	(816.9)	(1,202.4)
Net cash used for financing activities	(790.2)	(85.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(5.9)	(15.2)
Net decrease in cash and cash equivalents	$(108.9)	$(288.1)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash are proceeds from participation in the employee stock purchase plan and the exercise of employee stock options. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.

Cash Flows from Operating Activities
Net cash provided by operating activities of $1,504.1 million for the nine months ended September 2, 2016 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and income taxes payable. The increase in deferred revenue is primarily due to increased subscriptions for our Creative Cloud offerings and increases in Digital Marketing hosted services. The increase in income taxes payable is primarily due to the increase in our tax provision during the nine months ended September 2, 2016.

The primary working capital uses of cash were increases in prepaid expenses and other current assets and increases in trade receivables. Prepaid expenses and other current assets increased primarily due to the timing of billings and payments of maintenance and support services associated with our licensed technologies and the tax benefit associated with the reinstatement of the U.S. Research and Development credit and bonus depreciation provisions. Trade receivables increased primarily due to higher revenue levels and the timing of invoice billing during the quarter.

Cash Flows from Investing Activities
Net cash used for investing activities of $816.9 million for the nine months ended September 2, 2016 was primarily due to purchases of short-term investments. Other uses of cash during the nine months ended September 2, 2016 represented purchases of property and equipment, purchases of long-term investments and other assets, and an immaterial acquisition. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $790.2 million was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.
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
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of September 2, 2016, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of September 2, 2016, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 62% of our consolidated invested balances during the three months ended September 2, 2016.

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
During the nine months ended September 2, 2016 and August 28, 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $775 million and $500 million, respectively. The prepayment of $775 million for the nine months ended September 2, 2016 was under the current $2 billion authority. Of the prepayment of $500 million during the nine months ended August 28, 2015, $300 million was under the current $2 billion authority and $200 million was under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 2, 2016, we repurchased approximately 7.3 million shares at an average price of $93.87 through structured repurchase agreements entered into during fiscal 2015 and the nine months ended September 2, 2016. During the nine months ended August 28, 2015, we repurchased approximately 6.7 million shares at an average price of $75.93 through structured repurchase agreements entered into during fiscal 2014 and the nine months ended August 28, 2015.
For the nine months ended September 2, 2016, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by September 2, 2016 were excluded from the computation of earnings per share. As of September 2, 2016, $131.3 million of prepayments remained under the agreement.
Subsequent to September 2, 2016, as part of our $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $300 million stock repurchase agreement, $500 million remains under our current authority.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended September 2, 2016.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015. Our principal commitments as of September 2, 2016 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the nine months ended September 2, 2016. See Notes 11 and 12 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At September 2, 2016, our maximum commitment for interest payments was $425.9 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreements that are reported to the lessor quarterly. As of September 2, 2016, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the nine months ended September 2, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 2, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 2, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes, the market’s acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position. Furthermore, third parties market certain of our offerings and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenue could be impaired and our operating results could suffer.
We offer our products on a variety of personal computers, tablet and mobile devices. Consumers continue to shift away from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices, our business could be harmed. To the extent that consumer purchases of these devices slow down, or to the extent that significant demand arises for our products or competitive products on other platforms before we offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by competitors or others could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short life cycles, customer price sensitivity and frequent new product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our continued ability to enhance and better integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments, such as the emergence and evolution of digital application marketplaces as a direct sales and software delivery environment. These digital application marketplaces are often the exclusive distributors for certain platforms, which may make it more difficult for us to compete on those platforms. If any competing products, services or operating systems that are not compatible with our solutions achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
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
We often release new offerings and employ new product and service delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to (1) include functionality and usability that satisfy customer requirements and (2) optimally price our products and services in light of marketplace conditions, our costs and customer demand. New product and service offerings may increase our risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, customer preference, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage customer data, consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the United States or internationally. If we are unable to respond to these factors, our business could be harmed.
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
We also devote significant resources to the development of technologies and service offerings in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. In addition, the metrics we use to gauge the status of our business model transition may evolve as significant trends emerge. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.
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

•
we may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates, or we may have to rely heavily on promotional rates to achieve target seat adoption, which could reduce average revenue per user; and

•	we may incur costs at a higher-than-forecasted rate as we expand our cloud operations.
We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
The hosted business model we use in our Adobe Marketing Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of seats or licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach certain of our data security systems and misused certain of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in certain of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is used in a third-party attack, it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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

We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
Because of the large amount of data that our customers collect and manage using our hosted solutions, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired business;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;

•	additional exposure to fluctuations in currency exchange rates;

•	additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multinational corporation;

•	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	inability to conclude that our internal controls over financial reporting are effective;

•	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	the failure of strategic investments to perform as expected or to meet financial projections;

•	delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	incompatibility of business cultures.
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
The success of certain of our product and service offerings, such as Adobe Stock, depends on our ability to continue to attract new customers and contributors to these online marketplaces for creative content, as well as our ability to continue to retain existing customers and contributors. To maintain and grow these businesses, we must regularly add new customers and retain existing customers. An increase in paying customers has generally resulted in more content from contributors, which increases the size of our collection and in turn attracts new paying customers. To attract new customers and contributors and retain existing ones, we rely on the functionality and features of our online marketplaces, the size and content of our collection and the effectiveness of our marketing efforts. New technologies may render the features of our online marketplaces obsolete, our collection may fail to grow as anticipated or our marketing efforts may be unsuccessful, any of which may adversely affect our results of operations.
We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.
In connection with the enforcement of our intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention and energies of management and key personnel. We may not prevail in every future lawsuit or dispute. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of assets in this portfolio could result in lost revenues and thereby ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business.
Additionally, as we have previously disclosed, hackers have managed to access certain of our source code and may obtain access in the future. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations, enforcing our rights may be difficult or costly.
Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our business models and expose us to increased liability.
Our industry is highly regulated, including for privacy and data security. We are also expanding our business in countries that have more stringent data protection laws than those in the United States, and such laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our business models effectively. Any perception of our practices, products or services as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby reducing our revenue.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, storage, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among consumers depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such consumers’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our standardized customer contract, we obligate customers to provide their consumers the opportunity to “opt out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as Adobe, that would require additional compliance expense and increase our liability risk.
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) and Switzerland, as a means to legally transfer EU citizens’ personal information from the EU to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have worked to establish alternate legitimate means of transferring personal data from the European Economic Area and Switzerland to the United States; however, we continue to face uncertainty as to the legitimacy of these alternate means. At least one regulator has determined that, with respect to a small number of vendors that process certain of our EU employee data, we did not implement these alternate means quickly enough, resulting in a fine levied against us. We are closely monitoring developments regarding requirements for transferring personal data outside the EU, such as Privacy Shield. These requirements may result in an increase in the obligations required of us to provide our services in the EU and in sanctions and fines for non-compliance. These developments could harm our business, financial condition and results of operations.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Because our products are distributed and used globally, our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a program to partially hedge our exposure to foreign currency exchange rate fluctuations for various currencies and we regularly review this hedging program and make adjustments as necessary based on the factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
If we fail to process transactions effectively, our revenue and earnings may be harmed.
We process a significant volume of transactions on a daily basis in our Digital Marketing and Digital Media businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential, but even the most sophisticated systems and controls may not be effective in preventing all errors. The systems supporting our business are comprised of multiple technology platforms that may be difficult to scale. If we are unable to effectively manage these systems and processes, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our customer relationships or results of operations.
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

Successfully managing our indirect distribution channel efforts to reach various customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. Our distributors and other channel partners are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face legal risk and potential reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenue.
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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be adversely impacted by changes to our business model or unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to secure replacement distributors in a timely manner.
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
We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities.

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
The market price for our common stock has in the past experienced significant fluctuations and may do so in the future. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), bookings within our Adobe Marketing Cloud business or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements or service introductions by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

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
If sales to any of our customers outside of the Americas are reduced, delayed or canceled because of any of the above factors, our revenue may decline.
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
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2010, 2011 and 2012 tax returns. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
For example, the Financial Accounting Standards Board (“FASB”) has issued new accounting standards for revenue recognition and leasing and we are evaluating the effect that these updated standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
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
Our cash equivalent and short-term investment portfolio as of September 2, 2016 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 2, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended September 2, 2016. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,274,966
June 4—July 1, 2016
Shares repurchased	766	$97.85	766	$(74,966)
July 2—July 29, 2016
Shares repurchased	1,394	$95.67	1,394	$(133,333)	(2)
July 30—September 2, 2016
Shares repurchased	1,371	$98.70	1,371	$(135,363)	(2)
Total	3,531		3,531	$931,304
_________________________________________

(1)
In January 2015, the Board of Directors approved a new stock repurchase program granting authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. The new stock repurchase program approved by our Board of Directors is similar to our previous $2 billion stock repurchase program.

(2)
In June 2016, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $400 million. As of September 2, 2016, $131.3 million of the prepayment remained under this agreement.

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

Date: September 27, 2016

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Fotolia
Reader

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/16	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.4F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.4J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.4K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.4L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.4M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.7	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.8A	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1	000-15175

10.8B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.8C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.9	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175
10.10A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.10B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.11	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.12	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.13	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.14	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.15	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.16	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.17	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.18	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.19	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.20	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.21	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.22	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.23	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.24	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.25A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.25B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.26	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.27	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.28	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.29	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.30	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.31	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.32A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.32B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.32C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.33	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11 through 10.13 are to filings made by Omniture, Inc.

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