Form 10-K
period 2016-12-02
ADOBE SYSTEMS INC
filed 2017-01-20
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 3, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $36,974,539,289 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 13, 2017, 494,078,475 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 2, 2016, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2017. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 17 of our Notes to Consolidated Financial Statements for further geographical information.

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
BUSINESS OVERVIEW

For over 30 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments interact. Across these markets, we help our customers create and deliver the most compelling experiences in a streamlined workflow, and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anywhere, anytime.

While we continue to offer a broad portfolio of products, services, and solutions, we focus our investments in two strategic growth areas:

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

Digital Marketing—providing solutions and services for creating, managing, executing, measuring and optimizing digital advertising and marketing campaigns across multiple channels. Our customers include marketers, advertisers, agencies, publishers, merchandisers, web analysts, marketing executives, information management executives, product development executives, and sales and support executives. We process over 90 trillion data transactions a year via our SaaS products, providing our customers with analytics, social, targeting, media optimization, digital experience management, cross-channel campaign management, audience management and video solutions. This complements our digital media franchise, bringing together the art of creating and managing content with the science of measuring and optimizing it, enabling our customers to achieve their optimal business outcomes.

We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Marketing categories, where our mission is to change the world through digital experiences. By integrating products from each of these two areas of Adobe’s business, our customers are able to utilize a comprehensive suite of solutions and services that no other company currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue investing in engaging their constituents digitally.

SEGMENTS
Our business is organized into three reportable segments: Digital Media, Digital Marketing and Print and Publishing. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities described above, placing our Print and Publishing business in a third segment that contains some of our mature products and solutions.

This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2017 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of our Notes to Consolidated Financial Statements for further segment information.
PRODUCTS AND SERVICES OVERVIEW
Digital Media
Digital Media Opportunity
Recent technology trends in digital communications continue to provide a significant market opportunity for Adobe in digital media. Due to increases in mobile computing and bandwidth, rich media consumed in digital environments and the rise of online social communities, the demand for digital media solutions to create engaging online experiences is higher than ever. Adobe is in a strong position to capitalize on this opportunity by delivering rapid innovation to increase our customer reach, deepen engagement with communities and accelerate long-term revenue growth by focusing on cloud-based offerings, which are licensed on a subscription basis.
The flagship of our Digital Media business is Adobe Creative Cloud—a subscription service that allows members to use Adobe’s creative products integrated with cloud-delivered services across desktops, web and mobile devices. Creative Cloud members can download and access the latest versions of our creative products such as Adobe Photoshop, Adobe Illustrator, Adobe Premiere Pro, Adobe Photoshop Lightroom, Adobe InDesign and many more creative applications. They can also use Creative Cloud mobile apps and integrated cloud-delivered services on their connected devices such as smartphones and mobile devices to augment their creative process wherever they go. In addition, members can access a growing marketplace of digital content through Adobe Stock, a leading online marketplace for photos, graphics and videos, as well as fonts from the Adobe Typekit marketplace. Through Creative Cloud, members can access online services to sync, store, and share files; showcase and discover work on Behance, the largest online community of creative professionals; publish and deliver digital content via app stores; develop mobile apps; and design and manage websites. Adobe is redefining the creative process with Creative Cloud so that our customers can obtain everything they need to create, collaborate and deliver engaging digital content. A core part of Creative Cloud is Adobe Sensei, a new framework and set of intelligent services for dramatically improving the design and delivery of digital experiences. Adobe Sensei leverages machine learning, artificial intelligence (AI) and deep learning capabilities to tackle today’s complex creative experience challenges.
Creative Cloud addresses the needs of creative professionals including graphic designers, production artists, web designers and developers, experience and user interface designers, videographers, motion graphic artists, prepress professionals, video game developers, mobile application developers, students and administrators. They rely on our solutions for publishing, web design and development, video and animation production, mobile app and gaming development and document creation and collaboration. End users of our creative tools work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, small and medium-sized businesses and individual freelancers. Moreover, our creative solutions are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and consumers also use our solutions to create and deliver creative content.
Our Digital Media business offers many of the products included in Creative Cloud on a standalone basis, including cloud-enabled subscriptions to the Creative Cloud version of certain point products. We also offer a range of other creative tools and services, including our hobbyist products such as Adobe Photoshop Elements and Adobe Premiere Elements, Adobe Typekit and mobile apps such as Adobe Photoshop Mix, Adobe Photoshop Sketch, Adobe Photoshop Fix, Adobe Capture CC, and Adobe Spark that run on tablets and mobile devices. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
Adobe’s Digital Media segment also includes our Document Cloud business, built around our Acrobat family of solutions, the Adobe Acrobat Reader and a set of integrated cloud-based document services. For over twenty years, Adobe Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Adobe Acrobat Reader. Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product and its innovative cloud services, we have extended the capabilities of our solutions. Users can take advantage of electronic document signing with Adobe Sign and manage, track and control documents through Adobe Send & Track.
Digital Media Strategy
Our goal is to be the leading provider of tools and services that allow individuals, small and medium businesses and enterprises to create, publish and monetize their content anywhere.
We expect to continue driving new user adoption of our creative business over the next several years outside of our core creative professional target market because of the attractive monthly subscription pricing for Creative Cloud combined with the strong brand of our creative solutions and the broad value proposition provided by Creative Cloud. The subscription model results in a ratably reported revenue stream that is recurring and highly predictable.
We are focused on migrating existing users from older versions to current versions of our offerings, and new customer adoption. Aspects of this strategy include: focusing future innovation by our engineering teams on delivering cloud-based functionality, such as Creative Cloud Libraries and Adobe CreativeSync, to enable our customers to use our creative tools and services across a variety of devices in ways that are not possible with previous desktop versions; integrating Creative Cloud with our Adobe Stock online marketplace offerings; increasing the value of Creative Cloud by delivering frequent updates and enhancements to subscribers to address their content creation challenges; using promotions to attract customers to the offering; expanding our go-to-market reach through channel partners to acquire new customers; and utilizing Creative Cloud for teams and Creative Cloud for enterprise offerings to drive broad adoption with customers who license our offerings in volume.
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
In our Document Cloud business, although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who still need the capabilities provided by Acrobat. We plan to continue to market the benefits of our Document Cloud solutions, combined with the low entry point of subscription-based pricing, to individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world and increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets, while simultaneously enhancing and building out the delivery of cloud-based document services to our Acrobat and Adobe Acrobat Reader users. We intend to continue promoting the capabilities of our cloud-based document solutions to millions of Acrobat users and hundreds of millions of Adobe Acrobat Reader users. Our Adobe Sign services provide a green alternative to costly paper-based solutions, and are an easier way for customers to manage their contract workflows. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market and continuing to add new capabilities to our Adobe Sign offering, we can help our customers migrate away from paper-based express mailing and adopt our solution, growing our revenue with this business in the process.

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
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. Chief Marketing Officers, digital marketers, advertisers and publishers are increasingly steering their marketing, advertising, and development budgets toward digital media. Many industry analysts predict more advertising dollars will be spent in digital than in traditional media in the future. As marketers make this move to digital, our opportunity is accelerating as customers look for vendors to help them navigate this transition. However, marketing in a digital world is not simply about executing campaigns in each digital channel. Marketers, and entire enterprises, also need to ensure they deliver meaningful experiences to their consumers across both digital and traditional channels and in areas such as sales, support, and product interactions where consumers expect experiences to be consistent and personalized.
Our Digital Marketing business targets this large and growing opportunity by providing comprehensive solutions for data and analytics, advertising, personalization, and content delivery. Our solutions focused on these categories include features for web and mobile analytics, social marketing, targeting, advertising and media optimization, digital experience management, cross-channel campaign management, audience management, advertising and real-time bidding technology, premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal business performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager, Adobe Campaign, Adobe Audience Manager and Adobe Primetime, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized brand experience to their consumers. The artificial intelligence and machine learning framework enabled by our strategy with Adobe Sensei enhances Adobe Marketing Cloud.  By building on existing features such as anomaly detection in Adobe Analytics and predictive outcome capabilities with solutions such as Adobe Campaign, we believe Sensei will increase the value we provide our customers and create a competitive differentiation in the market.
In addition to Chief Marketing Officers and digital experience professionals, users of our Adobe Marketing Cloud solutions include marketing professionals such as search engine marketers, media managers, media buyers, marketing research analysts and customer analytics teams. Customers also include web content editors, web analysts, web marketing managers, email developers and mobile apps developers. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings and our video workflow and delivery technologies. By combining the creativity of our Digital Media business with the science of our Digital Marketing business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
Our Digital Marketing segment also contains two legacy enterprise software offerings: our Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform. Since fiscal 2012, the focus of marketing and licensing these products has been to financial services and government markets, driven by a subset of our enterprise sales force. We have also been focused on migrating some legacy LiveCycle customers to an updated offering with similar capabilities based on our Adobe Experience Manager solution.
Digital Marketing Strategy
Our goal is to be the leading provider of marketing solutions and a standard for the way digital advertising and marketing is created, measured, managed, executed and optimized.
We believe that our success will be driven by focusing our efforts on making Adobe Marketing Cloud the most comprehensive and integrated marketing solution available. We focus on four key market opportunities: Personalization, Content, Advertising, and Data & Analytics. Our focus on these opportunities utilizes nine key solutions—Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer, Adobe Experience Manager, Adobe Campaign, Adobe Audience Manager, Adobe Primetime and the TubeMogul advertising platform.

These solutions provide marketers with key capabilities, such as the ability to:

•
Combine data across the Adobe Marketing Cloud solutions and third-party data sources, such as customer relationship management, point of sale, e-commerce, advertising, outlets, support systems, and surveys, to create a single view of the consumer;

•	Deliver consistent personalized customer experiences across channels and on any device;

•	Use predictive analytics to enable marketers to utilize past marketing program data and success to predict and drive their future success with digital marketing programs;

•	Access all Adobe Marketing Cloud solutions from one centralized platform and visualize, socialize, and collaborate across teams with the interface;

•	Interact with creatives through integration with Creative Cloud, enabling content creators and marketers to collaborate and communicate in real time within a cloud-based platform;

•	Accurately forecast and continually optimize their mix of campaigns across digital media;

•	Provide robust cross-channel campaign orchestration capabilities utilizing real-time insights, rich customer data and a sophisticated automation and execution platform;

•	Manage, publish, track, and monetize social programs;

•	Store, assemble, and distribute digital assets to deliver high-quality brand, campaign, and content experiences;

•	Build unique audience profiles, allowing marketers to identify their most valuable segments and use them across digital channels;

•	Easily add, alter, and deploy marketing tags on websites, resulting in consistent page performance and accurate data collection; and

•	Integrate with a robust network of partners, covering the expansive digital marketing ecosystem.
To drive growth of Adobe Marketing Cloud, we also intend to streamline how customers learn about, acquire and deploy Adobe Marketing Cloud solutions. We believe we can accelerate the growth of our business by continuing to build out more direct sales capacity, as well as continuing to enable a rich ecosystem of agencies and SIs who sell, implement and service our solutions. We believe these investments will result in continued growth in revenue in our Digital Marketing segment in fiscal 2017 and beyond.
Print and Publishing
Our Print and Publishing segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web application development and high-end printing. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the PostScript and Adobe PDF standards for use by this industry.
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2016, we maintained a relatively consistent quarterly revenue run-rate with the mature products we market and license in our Print and Publishing business.

PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a subscription offering that enables the creation of rich and engaging digital content by a wide array of creative professionals, hobbyists and knowledge workers. Through Creative Cloud, users can easily explore, create, publish and share their work across devices, the desktop and the web. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily access their work, the ability to sync their files to virtually any device, collaboration capabilities with team members, and new products and exclusive updates as they are developed.

Creative Cloud members can build a Creative Profile which persists wherever they are. A user’s Creative Profile moves with them via Creative Cloud services from app-to-app and device-to-device, giving them immediate access to their personal files, photos, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. Furthermore, Adobe CreativeSync, powered by Adobe Sensei, synchronizes all files, photos, fonts and other assets used in a particular workflow so that users can begin creative work on any device and seamlessly continue it on another.
New Creative Cloud services have been developed and delivered to subscribers to increase the utilization of Creative Cloud capabilities beyond the use of our desktop tools. One of these new services, Adobe Stock, is an online marketplace with over 60 million curated photos, graphics, videos, templates and 3D assets that is deeply integrated with Creative Cloud apps. We believe services such as Adobe Stock will drive higher user interaction with Creative Cloud and create upsell opportunities as users increasingly utilize higher-tiered versions of these services.
New mobile apps that run on tablets and smartphones enable connections between Creative Cloud desktop tools and a new family of mobile apps that extend the capabilities of Photoshop, Illustrator, Premiere Pro and Lightroom onto mobile devices. Our mobile apps enable users to create designs with tablets as an integrated part of their creative workflows.
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
Photoshop
Adobe Photoshop CC is the world’s most advanced digital imaging solution. It is used by photographers, designers, animators, web professionals, and video professionals, and is available to Creative Cloud subscribers. Customers can also subscribe to Photoshop CC as an individual cloud-enabled subscription product, or through our Creative Cloud Photography Plan, which is a cloud-enabled offer targeted at photographers and photo hobbyists and includes our popular Photoshop Lightroom product as a companion tool to Photoshop. We also offer Photoshop Elements, which is targeted at consumers who desire the brand and power of Photoshop through an easy-to-use interface. For tablet and smartphone users, we offer several mobile apps including Photoshop Sketch, Photoshop Mix, Lightroom for mobile and Photoshop Fix—all of which enable sophisticated photo editing and content creation using a touch-based interface on tablet and mobile devices.
Illustrator
Adobe Illustrator CC is our industry-standard vector graphics solution used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw to gain access to Illustrator capabilities on their tablets and mobile devices, and sync their work through CreativeSync for use with Illustrator on their desktop.
InDesign
Adobe InDesign is the leading professional page layout software for print and digital publishing. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. Customers can create simple or complex layouts quickly and efficiently with precise control over typography, built-in creative tools, and an intuitive design environment. Tight integration with other Adobe software such as Photoshop, Illustrator, and Acrobat enables customers to work productively in print and digital workflows. Customers can also access Adobe digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.

InDesign is built for designers, prepress and production professionals, and print service providers who work for magazines, design firms, advertising agencies, newspapers, book publishers, and catalog companies, as well as in corporate design, commercial printing, and other leading-edge publishing environments. Customers using InDesign often use Adobe InCopy, a companion product used for professional writing and editing to enable an efficient collaborative workflow between design and editorial staff. InDesign and InCopy are available to Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual cloud-enabled subscription product.
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
After Effects
Adobe After Effects is our industry-leading animation and creative compositing solution used by a wide variety of motion graphics and visual effects artists. It offers superior control, a wealth of creative options, and integration with other post-production applications. After Effects is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Dreamweaver
Adobe Dreamweaver CC is our web development solution for designers who code. Dreamweaver has a complete toolset for professionals to design and develop modern, responsive websites. Dreamweaver makes it fast and efficient to build sites from scratch or with built-in templates, preview them in real time on mobile devices and quickly extract web-optimized elements from Photoshop documents directly into projects. Dreamweaver’s fast, flexible coding engine and reimagined interface make it the premiere tool for responsive web design. As part of Creative Cloud, Dreamweaver tightly integrates with other Adobe creative applications like Photoshop, as well as services like Adobe Stock and Typekit. Customers can also subscribe to use Dreamweaver as an individual cloud-enabled subscription product.
Adobe Animate
Adobe Animate CC, formerly Adobe Flash Professional, is the leading toolset for professional designers to create interactive animations, and publish them to multiple formats or platforms - including HTML5 Canvas, WebGL, SWF, FLV or even custom platforms. Using Animate, professional designers can reach viewers on virtually any desktop or mobile device. Animate is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.

Adobe Muse

Adobe Muse CC is our web design software for creating responsive websites without code. Using Muse, professional designers can layout and publish websites without the assistance of a developer. Muse is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.

Typekit

Adobe Typekit brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop, and endless typographic inspiration. Our full library of thousands of commercially-licensed fonts is included in most paid Creative Cloud subscriptions, while a more limited selection is available free of charge to anyone with an Adobe ID. In addition, customers may subscribe to the standalone Typekit font service, or license individual fonts in the Adobe Typekit Marketplace at prices set by foundry partners.

Behance

Behance is the leading social community to showcase and discover creative work online. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.

Adobe Spark
Adobe Spark is our new integrated web and mobile software for creating and sharing impactful visual stories. Designed for everyday communication, Spark empowers users to create stunning visual content that engages audiences across multiple channels and on any device. The Adobe Spark web app seamlessly syncs with Spark Post, Spark Page (formerly Adobe Slate) and Spark Video (formerly Adobe Voice) iOS mobile apps, allowing users to create, edit and share their story from any location regardless of their design experience. Adobe Spark is currently offered free of charge to attract new users and Adobe ID accounts.
Acrobat and Adobe Document Cloud
Adobe Document Cloud is a complete portfolio of secure digital document solutions that speed business transactions through digital workflows. With Adobe Document Cloud, users can create, review, approve, sign and track documents, whether on a desktop or mobile device.
At the heart of Adobe Document Cloud is Adobe Acrobat DC, the industry standard for PDF creation and conversion. Acrobat enables users to create secure, reliable and compact Adobe PDF documents from desktop authoring applications such as Microsoft Office software, graphics applications and more. Use of Acrobat enables automated collaborative workflows with a rich set of commenting tools and review tracking features and includes everything needed to create and distribute rich, secure electronic documents that can be viewed easily within leading web browsers or on computer desktops via the free Adobe Acrobat Reader DC.
Acrobat is available to both Creative Cloud and Document Cloud subscribers. Customers can also license Acrobat Pro or Acrobat Standard (which has a subset of Acrobat Pro features) as individual point products, either as a cloud-enabled subscription or in the form of desktop software. Acrobat is also available as a free mobile app that allows users to view, annotate, and scan documents. Acrobat Reader is our free software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored on the Dropbox website or mobile app.
Our Adobe Sign e-signature services, which can be purchased as part of Document Cloud, allow users to securely electronically send and sign any document from any device. Adobe Sign has a mobile app companion allowing users to e-sign documents and forms, send them for signature, track responses in real-time, and obtain instant signatures with in-person signing. Adobe Sign integrates with users’ enterprise systems through a comprehensive set of applicable programming interfaces, and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign to create forms and provide seamless experiences to customers across web and mobile sites.

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

Adobe Social

Adobe Social provides marketers a comprehensive solution to build stronger connections through content guided by tangible data. Customers can create more relevant posts, monitor and respond to conversations, measure results, and connect social activities to business results. With Adobe Social, our customers can: manage social content and activities across multiple social networks and profile pages; listen and respond to consumer conversations in real time; create social campaigns; and use social insights, through Adobe Marketing Cloud integrations, to improve targeting and optimize the customer experience.

Adobe Media Optimizer

Adobe Media Optimizer is a powerful advertisement management platform and programmatic ad-buying solution that helps our customers forecast the best mix of search, display and social ads based on their budget. It also automates the execution of a company’s media plan and helps users determine the most effective way to deliver relevant content to their audiences. Customers get a consolidated view of how their media is performing, along with tools to both accurately forecast and continually optimize their mix of paid campaigns across digital media. Media Optimizer includes cross-channel optimization capabilities, search engine marketing management, and display and social advertising management.

Adobe Experience Manager

Adobe Experience Manager helps customers organize, create, and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, customers are able to deliver relevant experiences to consumers that help build the customers’ brand, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management, digital publishing, integrated mobile app development, enterprise-level forms management, and social capabilities, providing customers with tools enabling users to improve their market and brand perception and provide a personalized experience to their consumers.

Adobe Campaign

Adobe Campaign enables marketers to orchestrate personalized experiences determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers. Features also include targeted segmentation, email execution, real-time interaction, in-app messaging, and operational reporting to easily see how well campaigns are performing.

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

Adobe Primetime

Adobe Primetime is a modular platform for video publishing, advertising, and analytics, enabling content programmers and distributors to profit from their video content by making every screen a TV-including personal computer, smartphone and tablet screens. When integrated with the Adobe Marketing Cloud, media sellers can optimize campaign and advertisement delivery in real time. Primetime consists of the following components: PayTV Pass, a universal system for validating access to pay TV content; DRM, which is digital rights management technology to protect video content from unauthorized copying or access; Ad Insertion, providing for the seamless insertion of advertisements into live and video-on-demand content; Ad Decisioning, providing for the ability to determine which advertisements should be published; and Video Player SDK, which gives programmers and distributors the ability to measure, analyze and optimize online video delivery.

TubeMogul

We acquired TubeMogul in December 2016 following the end of our fiscal year. Our TubeMogul solution enables advertisers to plan, buy, measure and optimize global advertising spend from a single platform. Our platform incorporates our proprietary programmatic technologies, including real-time bidding, automated optimization and advanced audience targeting capabilities, and integrates key third-party technologies. Through an intuitive user interface, our customers are able to control and automate advertising spend across the various sources of inventory, including inventory acquired directly from individual publishers, to reach targeted audiences across digital devices at any time. In addition, by using a single platform, our customers benefit from comprehensive, real-time reporting that is comparable across sources of inventory, geographies, digital devices and ad formats. We make our cloud-based platform available through two offerings: Platform Direct, which allows advertisers to continuously run campaigns through a self-serve model, and Platform Services, which allows advertisers to specify campaign objectives and have our team execute on their behalf using our platform.
Other Products and Solutions
We also offer a broad range of other enterprise and digital media products and solutions. Information about other products not referenced here can be found on our corporate website, www.adobe.com, under the “Products” tab available in the “Menu.”

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

Digital Media

No single company has offerings identical to our Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competitors include offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Quark, Getty Images, Shutterstock and others, as well as from many lower-end offerings available on touch-enabled devices via app stores, and from various open source initiatives. We believe our greatest advantage in this space is the scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud we also compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.

Professional digital imaging, drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. Competition in this space is also emerging with drawing and illustration applications on tablet and smartphone platforms. The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. In this area we face direct and indirect competition from desktop software companies and various proprietary and open source web-authoring tools.

The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, smartphones and other new devices. Our imaging and video offerings, including Photoshop, Lightroom, After Effects and Premiere Pro, face competition from established and emerging companies offering similar products.

New image editing applications for mobile devices and tablets with features that compete with our professional tools are also emerging as adoption of these devices grows. Our consumer digital imaging and video editing offerings are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition in the consumer digital imaging space from a number of companies that market software that competes with ours.

The stock content marketplace has significant competition, especially in the microstock segment, where Adobe primarily operates today with the Adobe Stock offering and Fotolia.com. Key competitors in this segment include Shutterstock, Getty Images and a number of smaller companies. Adobe Stock’s deep product integration with Creative Cloud and superior reach and relationships with creative professionals around the world differentiate our offerings.

In addition, we face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, social networking platforms such as Facebook (including Instagram), Snapchat, Twitter and Pinterest, as well as portal sites such as Google, Bing and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software. Online storage and synchronization are becoming free and ubiquitous. Consumers in particular will be encouraged to use the image and video editing software offered by those storage products, thus competing with our software.

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

As e-signatures are quickly becoming a core element of digital documents, competitors to Adobe Sign such as DocuSign and Citrix have been jumping in to take advantage of the growing space. We face strong competition from these and other companies in this space.

Digital Marketing

The markets in which our Digital Marketing business unit competes are growing rapidly and characterized by intense competition. Our Adobe Marketing Cloud solutions face competition from large companies such as Google, IBM, Marketo, Oracle, salesforce.com, SAP, SAS, Yahoo!, Verizon, Teradata and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed above, no single company has products identical to our Adobe Marketing Cloud offerings. Adobe Marketing Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online and social marketing; audience management; advertising and real-time bidding technology; video delivery and monetization; web experience management and others.

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

Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital marketing technology to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital marketing capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over thirty years. We also believe we have leadership in this space, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, digital experience management, cross-channel campaign management, audience management, video delivery and monetization and social capabilities in our Adobe Marketing Cloud. Most importantly, we provide a vision for our digital marketing customers as we engage with them across the important aspects of their business, extending from their use of Creative Cloud and Document Cloud to how they manage, deliver, measure and monetize their content with our Adobe Marketing Cloud.

Print and Publishing

Our Print and Publishing product offerings face competition from large-scale electronic and web publishing systems, XML-based publishing companies as well as lower-end desktop publishing products. Depending on the product line, competition is based on a number of factors, including: the quality and features of products, ease-of-use, printer service support, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, our strong brand among users, the widespread adoption of our products among printer service bureaus, and our extensive application programming interfaces.

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
We support our end users through local field offices and our worldwide distribution network, which includes locations in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Columbia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, Moldova, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, the United Kingdom and the United States.
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
For fiscal 2016, 2015 and 2014, there were no customers that represented at least 10% of net revenue. In fiscal 2016 and 2015, no single customer was responsible for over 10% of our trade receivables.

Order Fulfillment Distribution

Our evolution to a services and subscription-based business model has decreased the need to produce and distribute physical products. We still produce packaged products for a small subset of our business, but that percentage is declining as the digital delivery of our services and subscriptions continues to grow.
In regard to physical products that we distribute, the procurement of the various components of packaged products, including DVDs and printed materials, and the assembly of packages for retail and other applications are controlled by our product delivery operations organization. We outsource our procurement, production, inventory and fulfillment activities to third parties in the United States, Germany and Singapore.
To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of DVDs, printing and assembly of components.
Services and Support
We provide expert consulting, customer success management, technical support, and learning services across all our customer segments, including enterprises, small and medium businesses, creative professionals, and consumers. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help customers and partners maximize the return on their investments in our cloud solutions and licensed products. Our service and support revenue consists primarily of consulting fees, software maintenance, technical support fees and training fees.

Consulting Services

We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries, and customer segments. Increasingly, our customers seek to integrate across Adobe’s products and cloud solutions, and engage our professional services teams to share their expertise in leading customers’ digital strategies and multi-solution integrations. Using our methodology, our professional services teams are able to accelerate customers’ time to value, and maximize the return customers earn on their investment in Adobe solutions.

A key component of Adobe’s strategy is developing a large partner ecosystem to expand the reach and breadth of Adobe solutions in the global marketplace. In order to assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services described in the program provides system integrators (SIs), digital / media agencies, and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly by the combination of Adobe technology and the deep customer context that our global partners represent.

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

As registered owners of the current version of an Adobe desktop product, consumers are eligible to receive Getting Started support on certain matters, to support easy adoption of their products. Support for some products and in some countries may vary. For enterprise customers with greater support needs, we offer personalized service options through Premium Services options, delivered by technical account managers who can also provide proactive risk mitigation services and on-site support services for those with business critical deployments.

Lastly, we also offer delivery assurance, technical support, and enablement services to partners and developer organizations. Through the Adobe Partner Connection Program, we provide developers with high-quality tools, software development kits, information and services.

Digital Learning Services

Adobe Global Services offers a comprehensive portfolio of learning and enablement services to assist our customer and partner teams in the use of our products, including those within Digital Marketing, Digital Media and other legacy products and solutions. Our training portfolio includes a large number of free online self-service learning options on www.training.adobe.com. Adobe Digital Learning Services also has an extensive portfolio of fee-based learning programs including a wide range of traditional classroom, virtual, and on-demand training and certifications delivered by our team of training professionals and partners across the globe.

These core offerings are complemented by our custom learning services, which support our largest enterprise customers and their unique requirements. Solution-specific skills assessments help our enterprise customers objectively assess the knowledge and competencies within their marketing teams and tailor their learning priorities accordingly. Finally, aligned with our cloud strategy, we have introduced a new learning subscription service that enables customers to access both business and technical Digital Marketing training over a 12-month period, which is a scalable approach to supporting long-term learning.

Investments
From time to time we make direct investments in privately held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services.

PRODUCT DEVELOPMENT

As the software industry is characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing solutions and the development of new solutions. We develop our software internally as well as acquire products or technology developed by others by purchasing the stock or assets of the business entity that owned the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit or a percentage of the revenue generated by those programs.
During fiscal 2016, 2015 and 2014, our research and development expenses were $976.0 million, $862.7 million and $844.4 million, respectively.
PRODUCT PROTECTION
We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We have a number of domestic and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe our patents have significant value, no single patent is material to us or to any of our reporting segments. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and subject to security and confidentiality constraints. From time to time, we secure rights to third-party intellectual property if beneficial to our business.
Our products are generally licensed to end users under one of the following two methods:

(1)
We offer products on a “right to use” basis pursuant to a license agreement that restricts the use of the products to a designated number of devices, users or both, and other restrictions. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions.

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
EMPLOYEES
As of December 2, 2016, we employed 15,706 people. We have not experienced work stoppages and believe our employee relations are good.
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

EXECUTIVE OFFICERS
Adobe’s executive officers as of January 13, 2017 are as follows:

Name	Age	Positions
Shantanu Narayen	53
President and Chief Executive Officer

Mr. Narayen currently serves as our President and Chief Executive Officer. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board of Directors. Mr. Narayen serves on the board of directors of Pfizer Inc., a multinational pharmaceutical corporation. He previously served as a director of Dell Inc. from September 2009 to October 2013. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

Mark Garrett	59
Executive Vice President, Chief Financial Officer

Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC's acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. Mr. Garrett is also a director of Pure Storage, Inc., the Adobe Foundation, and the Children's Discovery Museum of San Jose.

Matthew Thompson	58
Executive Vice President, Worldwide Field Operations

Mr. Thompson currently serves as Executive Vice President, Worldwide Field Operations. Mr. Thompson joined Adobe in January 2007 as Senior Vice President, Worldwide Field Operations. In January 2013, he was promoted to Executive Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems,  Inc., a provider of electronic design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services. Mr. Thompson is a board member of Appirio and the Special Olympics Northern California.

Michael Dillon	58
Executive Vice President, General Counsel and Corporate Secretary

Mr. Dillon joined Adobe in August 2012 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Adobe, Mr. Dillon served as General Counsel and Corporate Secretary of Silver Spring Networks, a networking solutions provider, from November 2010 to August 2012. Before joining Silver Spring Networks, Mr. Dillon served in various capacities at Sun Microsystems, a diversified computer networking company, prior to its acquisition by Oracle Corporation. While at Sun Microsystems, from April 2006 to January 2010, Mr. Dillon served as Executive Vice President, General Counsel and Secretary, from April 2004 to April 2006, as Senior Vice President, General Counsel and Corporate Secretary, and from July 2002 to March 2004 as Vice President, Products Law Group. From October 1999 until June 2002, Mr. Dillon served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company. Mr. Dillon is a board member of the Adventure Cycling Association and the Adobe Foundation.

Name	Age	Positions
Bryan Lamkin	56
Executive Vice President and General Manager, Digital Media

Mr. Lamkin currently serves as Executive Vice President and General Manager, Digital Media. He rejoined Adobe in February 2013 as Senior Vice President, Technology and Corporate Development. From June 2011 to May 2012, Mr. Lamkin served as President and Chief Executive Officer of Clover, a mobile payments platform. Prior to Clover, Mr. Lamkin co-founded and served as the Chief Executive Officer of Bagcheck, a sharing and discovery platform, from June 2010 to May 2011. From April 2009 to June 2010, Mr. Lamkin served as Senior Vice President of Consumer Products and Applications at Yahoo!, a global technology company providing online search, content and communication tools. From May 2008 to April 2009, Mr. Lamkin served as Executive in Residence at Sutter Hill Ventures. Mr. Lamkin previously was with Adobe from 1992 to 2006 and held various senior management positions including Senior Vice President, Creative Solutions Business Unit.

Ann Lewnes	55
Executive Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 and currently serves as Executive Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel, The Ad Council, and the Adobe Foundation.

Donna Morris	49
Executive Vice President, Customer and Employee Experience

Ms. Morris currently serves as Executive Vice President of Adobe's Global Customer and Employee Experience organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005 Ms. Morris was promoted to Vice President Global Human Resources Operations and subsequently to Senior Vice President Human Resources in March 2007. Ms. Morris is a director of the Society for Human Resource Management and the Adobe Foundation.

Abhay Parasnis	42
Executive Vice President and Chief Technology Officer

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

Bradley Rencher	43
Executive Vice President and General Manager, Digital Marketing

Mr. Rencher serves as Senior Vice President and General Manager of Adobe's Digital Marketing business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to Senior Vice President of Business Operations prior to Adobe's acquisition of Omniture in 2009. Following the acquisition he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004. Mr. Rencher is a director of Pluralsight and the Utah Symphony.

Richard T. Rowley	60
Vice President, Corporate Controller and Chief Accounting Officer

Mr. Rowley joined Adobe in November 2006 and currently serves as Vice President, Corporate Controller and Principal Accounting Officer. Prior to joining Adobe, Mr. Rowley served as Vice President, Corporate Controller, Treasurer and Principal Accounting Officer at Synopsys, Inc., a semiconductor design software company, from December 2002 to September 2005 and from 1999 to December 2002, Mr. Rowley served as Vice President, Corporate Controller and Principal Accounting Officer. From 1994 to 1999, Mr. Rowley served in several finance-related positions at Synopsys. Mr. Rowley is a certified public accountant. On October 5, 2016, Richard Rowley notified Adobe of his decision to retire as Corporate Controller and Chief Accounting Officer of Adobe following 10 years of service. It is expected Mr. Rowley will retire from this role during the first quarter of fiscal year 2017.

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
The process of developing new technology products and services and enhancing existing offerings is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we are unable to extend our core technologies into new applications and platforms and to anticipate or respond to technological trends, the market’s acceptance of our products and services could decline and our results would suffer. Additionally, any delay in the development, marketing or launch of a new offering or enhancement to an existing offering could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position. Furthermore, third parties market certain of our offerings and support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenue could be impaired and our operating results could suffer.
We offer our products on a variety of hardware platforms. Consumers continue to shift away from personal computers to tablet and mobile devices. If we cannot continue to adapt our products to tablet and mobile devices, our business could be harmed. To the extent that consumer purchases of these devices slow down, or to the extent that significant demand arises for our products or competitive products on other platforms before we offer our products on those platforms, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Introduction of new products, services and business models by competitors or others could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive technology developments, short life cycles, customer price sensitivity and frequent new product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upgrade rates, as well as our ability to attract new customers. Our future success will depend on our continued ability to enhance and better integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. If any competing products, services or operating systems that are not compatible with our solutions achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in the markets in which we compete. Further consolidations in these markets may subject us to increased competitive pressures and may therefore harm our results of operations.
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
We often release new offerings and employ new product and service delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to (1) include functionality and usability that satisfy customer requirements, and (2) optimally price our products and services in light of marketplace conditions, our costs and customer demand. New product and service offerings may increase our risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. Market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, customer preference, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage customer data and customer content, consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the United States or internationally. If we are unable to respond to these factors, our business could be harmed.
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
A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners, on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.
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
For example, the Financial Accounting Standards Board (“FASB”) has issued new accounting standards for revenue recognition and leasing and while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these updated standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part II. Item 8, Note 1. Basis of Presentation and Significant Accounting Policies.”
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We may not realize the anticipated benefits of an acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired business;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;

•	increased accounts receivables collection times and working capital requirements associated with acquired business models;

•	additional exposure to fluctuations in currency exchange rates;

•	additional costs of bringing acquired companies into compliance with laws and regulations applicable to us as a multinational corporation;

•	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services. In addition, weakness in the end-user market could negatively affect the cash flows of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakened and we were unable to secure replacement distributors in a timely manner.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the EU and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies or U.S. laws and regulations. Any such violation could have an adverse effect on our business.
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also affect the terms of any such financing and restrict our ability to obtain additional financing in the future.
If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans could not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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
Our cash equivalent and short-term investment portfolio as of December 2, 2016 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 2, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We occupy three office buildings in San Jose, California where our corporate headquarters sit. We own the East and West Tower buildings, lease the Almaden Tower building, and own the land under each of them. We also own the building and land in Lehi, Utah, at 601 and 625 Townsend Street in San Francisco, California, and the data center in Hillsboro, Oregon. Outside of the United States, we own certain land and buildings we occupy in Bangalore, India and Noida, India. We lease or sublease the rest of the properties we occupy. All leased properties are leased under operating leases. Such leases expire at various times through 2031, with the exception of our land lease in Noida, India that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all leased facilities is currently approximately $88.5 million and is subject to annual adjustments as well as changes in interest rates.

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2016.

Location	Approximate Square Footage		Use
North America:
West Tower, 345 Park Avenue San Jose, CA 95110, USA	391,000		Research, product development, sales, marketing and administration
East Tower, 321 Park Avenue San Jose, CA 95110, USA	325,000		Research, product development, sales, marketing and administration
Almaden Tower, 151 Almaden Boulevard San Jose, CA 95110, USA	273,000		Research, product development, sales, marketing and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000		Research, product development, sales, marketing and administration
410 Townsend Street San Francisco, CA 94107, USA	47,000		Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	161,000		Product development, sales, marketing, technical support and administration
3900 Adobe Way Lehi, UT 84043, USA	257,000		Research, product development, sales, marketing and administration
1540 Broadway New York, NY 10036, USA	55,000		Sales, marketing and administration
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(1)	Research, product development, sales, marketing and administration
25100 NW Evergreen Rd Hillsboro, OR 97124, USA	85,000		Data center
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000	(2)	Product development and administration
Tech Boulevard, Plot #6, Sector 127 Expressway, Noida, U.P.	107,000	(2)	Product development and administration
Plot A3, A4 & A5, Sector 125 Noida, U.P.	63,000	(2)	Product development and administration
Plot No. 05, Block A, Sector 132 Noida, U.P.	363,000		Product development and administration
Prestige Platina Technology Park Building 1, Block A Bangalore	250,000		Research, product development, sales and administration
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales, marketing and administration
UK:
Market House Providence Place Maidenhead, Berkshire, SL6 8AD	49,000		Product development, sales, marketing and administration

_________________________________________

(1)	The total square footage is 122,000, of which we occupy 59,000 square feet, or approximately 48% of this facility; 6,000 square feet is unoccupied. The remaining square footage is subleased.

(2)	In August 2016, we transferred our Noida operations in the Sector 125 and Sector 127 properties to the Adobe Towers, Sector 25A property.

In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 86%.
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

	Price Range
	High	Low
Fiscal 2016:
First Quarter	$95.56	$73.85
Second Quarter	$100.17	$84.35
Third Quarter	$103.57	$90.85
Fourth Quarter	$110.81	$98.77
Fiscal Year	$110.81	$73.85
Fiscal 2015:
First Quarter	$79.10	$69.74
Second Quarter	$80.56	$72.97
Third Quarter	$86.77	$74.27
Fourth Quarter	$92.17	$75.99
Fiscal Year	$92.17	$69.74
Stockholders
According to the records of our transfer agent, there were 1,125 holders of record of our common stock on January 13, 2017. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2016 or fiscal 2015. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 2, 2016. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$931,304
September 3 — September 30, 2016
Shares repurchased	1,297	$101.22	1,297	$(131,303)
October 1 — October 28, 2016
Shares repurchased	925	$108.06	925	$(100,000)	(2)
October 29 — December 2, 2016
Shares repurchased	941	$106.22	941	$(99,905)	(2)
Total	3,163		3,163	$600,096

_________________________________________

(1)	In January 2015, the Board of Directors approved a stock repurchase program granting authority to repurchase up to $2 billion in common stock through the end of fiscal 2017.

(2)
In September 2016, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. As of December 2, 2016, approximately $100.1 million of the prepayment remained under this agreement.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) is derived from our Consolidated Financial Statements. As our historical operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years
	2016	2015	2014	2013	2012
Operations:
Revenue	$5,854,430	$4,795,511	$4,147,065	$4,055,240	$4,403,677
Gross profit	$5,034,522	$4,051,194	$3,524,985	$3,468,683	$3,919,895
Income before income taxes	$1,435,138	$873,781	$361,376	$356,141	$1,118,794
Net income	$1,168,782	$629,551	$268,395	$289,985	$832,775
Net income per share:
Basic	$2.35	$1.26	$0.54	$0.58	$1.68
Diluted	$2.32	$1.24	$0.53	$0.56	$1.66
Shares used to compute basic net income per share	498,345	498,764	497,867	501,372	494,731
Shares used to compute diluted net income per share	504,299	507,164	508,480	513,476	502,721
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(1)
Cash, cash equivalents and short-term investments	$4,761,300	$3,988,084	$3,739,491	$3,173,752	$3,538,353
Working capital(2)	$3,028,139	$2,608,336	$2,107,893	$2,520,281	$3,125,314
Total assets	$12,707,114	$11,726,472	$10,785,829	$10,380,298	$10,040,229
Debt and capital lease obligations, non-current	$1,902,068	$1,907,231	$911,086	$1,499,297	$1,496,938
Stockholders’ equity	$7,424,835	$7,001,580	$6,775,905	$6,724,634	$6,665,182
Additional data:
Worldwide employees	15,706	13,893	12,499	11,847	11,144
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2016.

(2)
For fiscal 2014 and prior, our working capital does not include the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets as the new standard was adopted prospectively starting fiscal 2015.

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
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2016, 2015 and 2014 acquisitions as the impact to our Consolidated Financial Statements was not material.
Subsequent to December 2, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for approximately $549 million in cash consideration, as well as the assumption of certain employee equity awards. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements. TubeMogul will be integrated into our Digital Marketing reportable segment for financial reporting purposes in the first quarter of fiscal 2017.
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
Revenue Recognition
Our revenue is derived from the subscription, non-software related hosted services, perpetual and term-based licensing of software products, associated software maintenance and support plans, consulting services, training and technical support. Most of our enterprise customer arrangements are complex, involving multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer. Throughout the contract period, customers use our solutions to complete various phases of the creative and/or marketing processes allowing them to concurrently work on multiple projects. In response to evolving customer and market expectations, we frequently expand and improve our technology to keep up with the pace of change, to provide enhancements to our tools to meet industry needs and to provide support at each stage of the customer’s life cycle.
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
Product revenue is recognized when the above criteria are met. We reduce the revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. In determining our estimate for returns and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. Product returns may be more or less than what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell-through for product in the channel could be different than what actually occurs. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus impacting our financial position and results of operations.
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
We recognize revenue for hosted services that are priced based on a committed number of transactions ratably beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
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
Goodwill Impairment
We complete our goodwill impairment test on an annual basis, during the second quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. As part of our annual goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting segment below its carrying value. This qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in customers.
If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we exercise judgment at various steps, including the identification of reporting segments, assignment of goodwill to reporting segments, and determination of the fair value of each reporting segment. In order to estimate the fair value of goodwill, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

We completed our annual impairment test in the second quarter of fiscal 2016 and determined there was no impairment. The results of our annual impairment test indicate that the fair values of our reporting units are significantly in excess of their carrying values.
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
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We expect future examinations to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.
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
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
RESULTS OF OPERATIONS
Overview of 2016
For fiscal 2016, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud delivers value through frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, access to marketplace, social and community-

based features with our Adobe Stock and Behance services, app creation capabilities and affordable point pricing for cost-sensitive customers.

We offer Creative Cloud for individuals, students, teams and enterprises. These Creative Cloud offerings address the multiple routes to market we use to license our creative software to targeted customers. Adoption of Creative Cloud has transformed our business model, and we continue to expect this to drive higher long-term revenue growth through an expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.

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

We are also a market leader with our Adobe Document Cloud offerings built around our Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services, including Adobe Sign. Adobe Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Adobe Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enables users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is offered both through subscription and perpetual licenses.

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in fiscal 2016 are based on currency rates set at the start of fiscal 2016 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR

Creative ARR exiting fiscal 2016 was $3.54 billion, up from $2.50 billion at the end of fiscal 2015. Document Cloud ARR exiting fiscal 2016 was $475 million, up from $385 million at the end of fiscal 2015. Total Digital Media ARR grew to $4.01 billion at the end of fiscal 2016, up from $2.88 billion at the end of fiscal 2015. Revaluing our ending ARR for fiscal 2016 using currency rates at the beginning of fiscal 2017, our Digital Media ARR at the end of fiscal 2016 would be $3.99 billion or approximately $27 million lower than the ARR reported above.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2016 was $3.18 billion, up from $2.30 billion in fiscal 2015 and representing 38% year-over-year growth. Document Cloud revenue in fiscal 2016 was $764.9 million, slightly down from $792.3 million in fiscal 2015 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $3.94 billion in fiscal 2016, up from $3.10 billion in fiscal 2015 and representing 27% year-over-year growth.

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

We utilize a direct salesforce to market and license our Adobe Marketing Cloud solutions, as well as an extensive ecosystem of partners including marketing agencies, systems integrators and developers that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. In fiscal 2016, we achieved record Marketing Cloud revenue of $1.63 billion, which represents 20% year-over-year revenue growth. In December 2016, we acquired TubeMogul and we will integrate TubeMogul in our Digital Marketing business in the first quarter of fiscal 2017. We expect that the addition of TubeMogul and sustained demand across our portfolio of Marketing Cloud solutions will drive revenue growth in future years.

Financial Performance Summary for Fiscal 2016

•
Total Digital Media ARR of approximately $4.01 billion as of December 2, 2016 increased by $1.13 billion, or 39%, from $2.88 billion as of November 27, 2015. The change in our Digital Media ARR was primarily due to increases in the number of paid Creative Cloud and Document Cloud subscriptions, and continued adoption of our ETLAs.

•
Creative revenue of $3.18 billion increased by $873.2 million, or 38%, during fiscal 2016, from $2.30 billion in fiscal 2015. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings, and to a lesser extent, increases in revenue associated with our Creative Cloud Photography Plan subscription offering.

•
Adobe Marketing Cloud revenue of $1.63 billion increased by $272.7 million, or 20%, during fiscal 2016, from $1.36 billion in fiscal 2015. The increase was primarily due to continued adoption of our Adobe Experience Manager (“AEM”) offering and increases in Adobe Analytics and Adobe Campaign revenue.

•
Our total deferred revenue of $2.01 billion as of December 2, 2016 increased by $529.5 million, or 36%, from $1.49 billion as of November 27, 2015. The increase was primarily due to increases in Creative Cloud individual and team subscriptions, ETLAs and new contracts and renewals for our Adobe Marketing Cloud solutions.

•
Cost of revenue of $819.9 million increased by $75.6 million, or 10%, during fiscal 2016, from $744.3 million in fiscal 2015. The increase was primarily due to increases in costs associated with compensation and related benefits driven by additional headcount and increases in data center costs.

•
Operating expenses of $3.54 billion increased by $392.8 million, or 12%, during fiscal 2016, from $3.15 billion in fiscal 2015. The increase was primarily due to higher costs associated with compensation and related benefits driven by additional headcount.

•	Net income of $1.17 billion increased by $539.2 million, or 86%, during fiscal 2016 from $629.6 million in fiscal 2015 primarily due to subscription revenue growth.

•
Net cash flow from operations of $2.20 billion during fiscal 2016 increased by $730.2 million, or 50%, from $1.47 billion during fiscal 2015 primarily due to higher net income and the increase in deferred revenue.

Revenue (dollars in millions)
Revenue for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2015 and 2014, which were 52-week years.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Subscription	$4,584.8	$3,223.9	$2,076.6	42%	55%
Percentage of total revenue	78%	67%	50%
Product	800.5	1,125.1	1,627.8	(29)%	(31)%
Percentage of total revenue	14%	24%	39%
Services and support	469.1	446.5	442.7	5%	1%
Percentage of total revenue	8%	9%	11%
Total revenue	$5,854.4	$4,795.5	$4,147.1	22%	16%
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of the service.
We have the following reportable segments—Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for fiscal 2016, 2015 and 2014 is as follows (dollars in millions):

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Digital Media	$3,370.8	$2,264.7	$1,268.3	49%	79%
Digital Marketing	1,180.4	937.0	797.5	26%	17%
Print and Publishing	33.6	22.2	10.8	51%	*
Total subscription revenue	$4,584.8	$3,223.9	$2,076.6	42%	55%
_________________________________________

(*)	Percentage is not meaningful.
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

Segments
In fiscal 2016, we categorized our products into the following reportable segments:

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

Segment Information (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Digital Media	$3,941.0	$3,095.2	$2,603.2	27%	19%
Percentage of total revenue	67%	65%	63%
Digital Marketing	1,736.6	1,508.9	1,355.2	15%	11%
Percentage of total revenue	30%	31%	33%
Print and Publishing	176.8	191.4	188.7	(8)%	1%
Percentage of total revenue	3%	4%	4%
Total revenue	$5,854.4	$4,795.5	$4,147.1	22%	16%
Fiscal 2016 Revenue Compared to Fiscal 2015 Revenue
Digital Media
Revenue from Digital Media increased $845.8 million during fiscal 2016 as compared to fiscal 2015, primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetual creative and stock photography offerings, increased during fiscal 2016 as compared to fiscal 2015 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by increases in the number of paid Creative Cloud individual and team subscriptions, and continued adoption of our ETLAs. To a lesser extent, increases in revenue associated with our Creative Cloud Photography Plan subscription offering and stock photography offerings also contributed to the increase in revenue associated with our creative offerings. Increases associated with our creative offerings were slightly offset by expected declines in revenue associated with our perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family, decreased slightly during fiscal 2016 as compared to fiscal 2015, primarily due to expected decreases in revenue associated with our Acrobat perpetual license offering. Decreases were partially offset by increases in revenue associated with our Document Cloud subscription offerings as we continue to migrate more customers to our Document Cloud, along with increases in Adobe Sign revenue.

Digital Marketing
Revenue from Digital Marketing increased $227.7 million during fiscal 2016, as compared to fiscal 2015 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 20% year over year. Increases in Adobe Marketing Cloud revenue were largely driven by the continued adoption of our AEM offerings and, to a lesser extent, increases in revenue associated with Adobe Analytics and Adobe Campaign.
Fiscal 2015 Revenue Compared to Fiscal 2014 Revenue
Digital Media
Revenue from Digital Media increased $492.0 million during fiscal 2015 as compared to fiscal 2014, primarily driven by increases in revenue associated with our creative offerings due to the strong adoption of Creative Cloud. Document Cloud revenue remained stable during fiscal 2015 as compared to fiscal 2014.

Creative revenue, which includes our Creative Cloud and perpetual creative offerings, increased during fiscal 2015 as compared to fiscal 2014, primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increase in the number of paid Creative Cloud team, individual and enterprise subscriptions. Increases associated with our creative products were offset in part by expected declines in revenue associated with our perpetual creative offerings.

Document Cloud revenue, which includes our Acrobat product family, remained stable during fiscal 2015 as compared to the year ago period, as increases in revenue associated with Adobe Sign and our Document Cloud subscription offerings were offset by decreases in revenue associated with our Acrobat perpetual license offerings. Driving the increase in our Document Cloud subscription revenue was the adoption of our cloud offering through subscriptions and ETLAs.

Digital Marketing
Revenue from Digital Marketing increased $153.7 million during fiscal 2015 as compared to fiscal 2014 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 16% as compared to fiscal 2014. Contributing to this increase was the continued adoption of our AEM term-based offering, and to a lesser extent, increases in revenue associated with Adobe Campaign, Adobe Analytics and Adobe Target.
Geographical Information (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Americas	$3,400.1	$2,788.1	$2,314.4	22%	20%
Percentage of total revenue	58%	58%	56%
EMEA	1,619.2	1,336.4	1,179.9	21%	13%
Percentage of total revenue	28%	28%	28%
APAC	835.1	671.0	652.8	24%	3%
Percentage of total revenue	14%	14%	16%
Total revenue	$5,854.4	$4,795.5	$4,147.1	22%	16%
Fiscal 2016 Revenue by Geography Compared to Fiscal 2015 Revenue by Geography
Overall revenue during fiscal 2016 increased in all geographic regions as compared to fiscal 2015 primarily due to increases in Digital Media and Digital Marketing revenue, slightly offset by the decrease in Print and Publishing revenue. Within each geographic region, fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was partially offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies as discussed below.
Fiscal 2015 Revenue by Geography Compared to Fiscal 2014 Revenue by Geography
Revenue increased in the Americas and EMEA during fiscal 2015 as compared to fiscal 2014 while revenue in APAC remained stable during fiscal 2015 compared with fiscal 2014. Revenue in the Americas and EMEA increased primarily due to growth in Digital Media and Digital Marketing revenue. The overall increase in EMEA revenue was slightly offset by declines due to strengthening of the U.S. Dollar against the Euro, British Pound and other EMEA currencies in fiscal 2015. Within the Americas and EMEA, fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
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

Included in the overall change in revenue for fiscal 2016 and fiscal 2015 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2016	Fiscal 2015
Revenue impact:	Increase/(Decrease)
EMEA:
Euro	$(50.2)	$(104.3)
British Pound	(36.2)	(16.1)
Other currencies	(3.8)	(12.3)
Total EMEA	(90.2)	(132.7)
Japanese Yen	15.0	(35.0)
Other currencies	(17.9)	(23.9)
Total revenue impact	(93.1)	(191.6)
Hedging impact:
EMEA	18.7	40.1
Japanese Yen	0.1	16.2
Total hedging impact	18.8	56.3
Total impact	$(74.3)	$(135.3)
During fiscal 2016, the U.S. Dollar strengthened against the Euro and British Pound which negatively impacted revenue in EMEA measured in U.S. Dollar equivalents. This impact was partially offset by hedging gains from our EMEA currencies hedging programs during fiscal 2016. During fiscal 2016, the U.S. Dollar weakened against the Japanese Yen, the impact of which was offset by the impact of the U.S. Dollar strengthening against other Asian currencies.
During fiscal 2015, the U.S. Dollar strengthened against the Euro, British Pound, Japanese Yen and other Asian currencies which negatively impacted revenue in EMEA and APAC measured in U.S. Dollar equivalents. This impact was partially offset by hedging gains from our EMEA currencies and Japanese Yen hedging programs during fiscal 2015.
See Note 17 of our Notes to Consolidated Financial Statements for further geographic information.
Backlog
Deferred revenue on our consolidated balance sheet consists of billings and payments received in advance of revenue recognition for our products and solutions and does not represent the total contract value of existing annual or multi-year, non-cancelable commercial subscription, SAAS and managed services agreements or government contracts with fiscal funding clauses. Unbilled deferred revenue represents expected future billings which are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of December 2, 2016, we had unbilled deferred revenue backlog of approximately $3.4 billion of which approximately 40% to 50% is not reasonably expected to be billed during fiscal 2017. Comparatively, we had unbilled deferred revenue backlog of approximately $2.9 billion as of November 27, 2015, of which approximately 40% to 50% was not reasonably expected to be billed during fiscal 2016.

We expect that the amount of unbilled deferred revenue backlog will change from period to period due to certain factors, including the timing and duration of large customer subscriptions, SaaS and managed service agreements, varying billing cycles of these agreements, the timing of customer renewals, the timing of when unbilled deferred revenue backlog is to be billed, changes in customer financial circumstances and foreign currency fluctuations. Additionally, the unbilled deferred revenue backlog for multi-year subscription agreements that are billed annually is typically higher at the beginning of the contract period, lower prior to renewal and typically increases when the agreement is renewed. Accordingly, fluctuations in unbilled deferred revenue backlog may not be a reliable indicator of future business prospects and the related revenue associated with these contractual commitments.

Cost of Revenue (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Subscription	$461.9	$409.2	$335.5	13%	22%
Percentage of total revenue	8%	9%	8%
Product	68.9	90.0	97.1	(23)%	(7)%
Percentage of total revenue	1%	2%	2%
Services and support	289.1	245.1	189.5	18%	29%
Percentage of total revenue	5%	5%	5%
Total cost of revenue	$819.9	$744.3	$622.1	10%	20%
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
Cost of subscription revenue increased due to the following:

	% Change 2016-2015	% Change 2015-2014
Data center costs	9%	4%
Amortization of purchased intangibles	(4)	3
Compensation and related benefits associated with headcount	2	4
Depreciation expense	2	3
Royalty costs	2	4
Various individually insignificant items	2	4
Total change	13%	22%
Data center costs increased during fiscal 2016 compared to fiscal 2015 primarily due to the continued increase in transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Increases in data center costs were partially offset by decreases in amortization of purchased intangibles driven by the decrease in amortization expense associated with intangible assets purchased through our acquisitions of Omniture and Efficient Frontier that became fully amortized in the latter part of fiscal 2015.
Data center costs increased during fiscal 2015 compared to fiscal 2014 primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Depreciation expense increased primarily due to higher capital expenditures as we invested in our network and data center infrastructure to support the growth of our subscription and hosted services business. Royalty costs increased primarily due to increases in subscriptions and downloads of our SaaS offerings and increased royalties due to the introduction of our stock photography offering. Amortization of purchased intangibles increased primarily due to amortization of intangibles acquired from our acquisition of Fotolia in fiscal 2015.

Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased due to the following:

	% Change 2016-2015	% Change 2015-2014
Amortization of purchased intangibles	(16)%	(2)%
Localization costs	(10)%	—%
Royalty costs	10%	3%
Cost of sales	(2)%	(3)%
Excess and obsolete inventory	(3)	(4)
Various individually insignificant items	(2)	(1)
Total change	(23)%	(7)%
As a result of redirecting our focus and development efforts towards our Creative Cloud and other subscription offerings, amortization of purchased intangibles and localization costs decreased during fiscal 2016 as compared to fiscal 2015. These decreases were partially offset by an increase in royalty payments related to our stock photography perpetual offering.
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
Cost of services and support revenue increased due to the following:

	% Change 2016-2015	% Change 2015-2014
Compensation and related benefits associated with headcount	9%	6%
Compensation associated with cash and stock-based incentives	6	8
Professional and consulting fees	3	15
Total change	18%	29%

Compensation costs increased during fiscal 2016 as compared to fiscal 2015 primarily due to headcount, which resulted from decreased usage of outside consultants to provide consulting and training services to customers.

Professional and consulting fees increased during fiscal 2015 as compared to fiscal 2014 primarily due to increases in third-party fees related to consulting and training services provided to our customers.

Operating Expenses (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Research and development	$976.0	$862.7	$844.4	13%	2%
Percentage of total revenue	17%	18%	20%
Sales and marketing	1,910.2	1,683.2	1,652.3	13%	2%
Percentage of total revenue	33%	35%	40%
General and administrative	577.7	531.9	543.3	9%	(2)%
Percentage of total revenue	10%	11%	13%
Restructuring and other charges	(1.5)	1.6	19.9	*	*
Percentage of total revenue	**	**	**
Amortization of purchased intangibles	78.5	68.7	52.4	14%	31%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$3,540.9	$3,148.1	$3,112.3	12%	1%
_________________________________________
(*)    Percentage is not meaningful.
(**)    Percentage is less than 1%.

Research and Development, Sales and Marketing and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2016 as compared to fiscal 2015 was primarily due to the increase in costs associated with compensation and related benefits driven by increased headcount.
Research and development and sales and marketing expenses increased slightly during fiscal 2015 as compared to fiscal 2014 primarily due to increases in compensation and related benefits associated with headcount. General and administrative expenses decreased slightly during fiscal 2015 as compared to fiscal 2014 primarily due to the reversal of a previously anticipated loss associated with certain legal proceedings, offset in part by increases in compensation and related benefits associated with headcount.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2016-2015	% Change 2015-2014
Compensation and related benefits associated with headcount	6%	2%
Compensation associated with cash and stock-based incentives	4	(1)
Professional and consulting fees	4	—
Various individually insignificant items	(1)	1
Total change	13%	2%

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced offerings and and solutions. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our subscription and service offerings, applications and tools.

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
Sales and marketing expenses increased due to the following:

	% Change 2016-2015	% Change 2015-2014
Compensation and related benefits associated with headcount	5%	3%
Compensation associated with cash and stock-based incentives	2	(2)
Professional and consulting fees	1	(2)
Marketing spending related to product launches and overall marketing efforts	4	2
Various individually insignificant items	1	1
Total change	13%	2%

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
Fluctuations in general and administrative expenses are due to the following:

	% Change 2016-2015	% Change 2015-2014
Compensation and related benefits associated with headcount	3%	3%
Compensation associated with cash and stock-based incentives	3	(3)
Professional and consulting fees	1	1
Loss contingency	—	(4)
Various individually insignificant items	2	1
Total change	9%	(2)%
The decrease in loss contingency during fiscal 2015 as compared to fiscal 2014 is due to the reversal of a previously anticipated loss associated with certain legal proceedings.
Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fourteen years.
Amortization expense increased during fiscal 2016 as compared to fiscal 2015 primarily due to write-off of certain acquired intangible assets from a previous acquisition and the increase in amortization expense associated with intangible assets purchased in fiscal 2016.
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

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Interest and other income (expense), net	$13.5	$33.9	$7.3	(60)%	*
Percentage of total revenue	**	**	**
Interest expense	(70.4)	(64.2)	(59.7)	10%	8%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	(1.6)	1.0	1.1	*	*
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(58.5)	$(29.3)	$(51.3)	100%	(43)%
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
Interest and other income (expense), net decreased in fiscal 2016 as compared to fiscal 2015 due to the gain on the sale of certain property assets that occurred in fiscal 2015 and the increase in foreign exchange hedging costs, offset by the increase in interest income due to increased average investment balance and interest rates.
Interest and other income (expense), net increased in fiscal 2015 as compared to fiscal 2014 primarily due to the gain on the sale of certain property assets and, to a lesser extent, an increased average investment balance and average interest rate. See Note 6 of our Notes to Consolidated Financial Statements for further details regarding the sale of our property assets.
Interest Expense
Interest expense primarily represents interest associated with our senior notes and interest rate swaps. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1. Floating interest payments on the interest rate swaps are paid monthly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. See Notes 5 and 15 of our Notes to Consolidated Financial Statements for further details regarding our interest rate swaps.
Interest expense increased during fiscal 2016 as compared to fiscal 2015 primarily due to the increase in floating rate on interest rate swap and higher average debt balances.
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

Provision for Income Taxes (dollars in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	% Change 2016-2015	% Change 2015-2014
Provision	$266.4	$244.2	$93.0	9%	163%
Percentage of total revenue	5%	5%	2%
Effective tax rate	19%	28%	26%
Our effective tax rate decreased by approximately nine percentage points during fiscal 2016 as compared to fiscal 2015. The decrease was primarily due to tax benefits recognized as a result of the completion of certain income tax examinations and the permanent extension of the U.S. Research and Development credit for 2015 and onward. The reinstatement of the credit was retroactive to January 1, 2015. A tax benefit for the credit relating to fiscal 2015 was reflected in its entirety in the first quarter of fiscal 2016. The decrease was partially offset by stronger domestic profits for fiscal 2016. In addition, the fiscal 2015 effective tax rate included one-time tax costs associated with licensing acquired company assets to Adobe’s trading companies, offset by tax benefits for the temporary reinstatement of the U.S. Research and Development credit in December 2014.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year was earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Currently, there is a significant amount of foreign earnings upon which U.S. income taxes have not been provided. See Note 9 of our Notes to the Consolidated Financial Statements for further information on our provision for income taxes.

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at December 2, 2016 was $178.4 million, exclusive of interest and penalties. If the total unrecognized tax benefits at December 2, 2016 were recognized in the future, $144.5 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $33.9 million federal benefit related to deducting certain payments on future federal and state tax returns.
As of December 2, 2016, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $22.4 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance of current and non-current assets, liabilities and income taxes payable. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10 million.
During fiscal 2016, a number of income tax examinations covering our fiscal years 2010 to 2016 were completed. Of the significant examinations, accrued tax and interest related to these years were $95.6 million and were previously reported in non-current income taxes payable. We settled the tax obligation resulting from these examinations with cash and income tax assets totaling $35.3 million, and the resulting $60.3 million income tax benefit was recorded in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 2, 2016	November 27, 2015
Cash and cash equivalents	$1,011.3	$876.6
Short-term investments	$3,750.0	$3,111.5
Working capital	$3,028.1	$2,608.3
Stockholders’ equity	$7,424.8	$7,001.6
A summary of our cash flows is as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by operating activities	$2,199.7	$1,469.5	$1,287.5
Net cash used for investing activities	(960.0)	(1,488.4)	(490.7)
Net cash used for financing activities	(1,090.7)	(200.7)	(507.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(14.2)	(21.2)	(6.7)
Net increase (decrease) in cash and cash equivalents	$134.8	$(240.8)	$282.8

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash are proceeds from participation in the employee stock purchase plan and the exercise of employee options. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
For fiscal 2016, net cash provided by operating activities of $2.20 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increased subscriptions for our Creative Cloud offerings and increases in Digital Marketing hosted services. The increase in accrued expenses is primarily due to the increase in accruals for compensation costs and employee benefits driven by the increase in headcount. The primary working capital uses of cash were increases in trade receivables, prepaid expenses and other current assets, and a decrease in income taxes payable. Trade receivables increased primarily due to higher revenue levels. Prepaid expenses and other current assets increased primarily due to advanced tax payments made in the fourth quarter of fiscal 2016. Income taxes payable decreased primarily due to the completion of certain income tax audits in fiscal 2016, offset in part by increases to the tax provision in excess of taxes paid.
For fiscal 2015, net cash provided by operating activities of $1.47 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue, income taxes payable and trade payables. The increase in deferred revenue was primarily due to increased subscriptions for our team, individual and enterprise Creative Cloud offerings and increases in Digital Marketing hosted services. The increase in income taxes payable was primarily due to higher taxable income levels during fiscal 2015. Trade payables increased primarily due to the timing of payments to web services vendors as certain invoices were received in the final weeks of fiscal 2015. The primary working capital uses of cash were increases in trade receivables which were principally due to higher revenue levels.
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

Cash Flows from Investing Activities
For fiscal 2016, net cash used for investing activities of $960.0 million was primarily due to purchases of short-term investments. Other uses of cash represented purchases of property and equipment, purchases of long-term investments and other assets, and an immaterial acquisition. These cash outflows were offset in part by sales and maturities of short-term investments.
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
Cash Flows from Financing Activities
For fiscal 2016, net cash used for financing activities of $1.09 billion was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation.

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

We used $600 million of the proceeds from the 2025 Notes offering to repay the outstanding balance plus accrued and unpaid interest of the $600 million 3.25% senior notes due February 1, 2015 (“2015 Notes”). The remaining proceeds were used for general corporate purposes. See Note 15 of our Consolidated Financial Statements for more detailed information.

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during fiscal 2015 also include payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation.

For fiscal 2014, net cash used for financing activities of $507.3 million was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation.
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
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2017 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $4.76 billion as of December 2, 2016. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to material repatriation tax effects. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.

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
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of December 2, 2016, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of December 2, 2016, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”) and $1 billion of 3.25% senior notes due February 1, 2025 (together with the 2020 Notes, the “Notes”).
Subsequent to December 2, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for approximately $549 million in cash consideration, as well as the assumption of certain employee equity awards. See Note 2 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities.We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 61% of our consolidated invested balances during fiscal 2016.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In the first quarter of fiscal 2015, the Board of Directors approved our stock repurchase program granting us authority to repurchase up to $2 billion in common stock through the end of fiscal 2017.
During fiscal 2016, 2015 and 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.08 billion, $625 million and $600 million, respectively. The prepayments of $1.08 billion made during fiscal 2016 were under the current $2 billion authority. Of the prepayments of $625 million made during fiscal 2015, $425 million were under the current $2 billion authority and $200 million were under the previous $2 billion authority. The prepayments of $600 million made during fiscal 2014 were under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2016, we repurchased approximately 10.4 million shares at an average price of $97.16 through structured repurchase agreements entered into during fiscal 2016 and fiscal 2015. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price per share of $63.48 through structured repurchase agreements entered into during fiscal 2014 and fiscal 2013.
For fiscal 2016, 2015 and 2014, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 2, 2016, November 27, 2015 and November 28, 2014 were excluded from the computation of earnings per share. As of December 2, 2016, $100.1 million of prepayments remained under the agreement.
Subsequent to December 2, 2016, as part of our current $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200 million stock repurchase agreement, $300 million remains under our current authority.

Subsequent to December 2, 2016, the Board of Directors approved a new stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. The new stock repurchase program approved by our Board of Directors is similar to our previous stock repurchase programs.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended December 2, 2016.
Summary of Stock Repurchases for Fiscal 2016, 2015 and 2014
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2016		2015		2014
		Shares	Average	Shares	Average	Shares	Average
April 2012	Structured repurchases(1)	—	$—	3,255	$73.83	10,852	$63.48
January 2015	Structured repurchases(1)	10,428	$97.16	4,849	$79.76	—	$—
Total shares		10,428	$97.16	8,104	$77.38	10,852	$63.48
Total cost		$1,013,131		$627,082		$688,902
_________________________________________

(1)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of December 2, 2016 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of December 2, 2016 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$2,326.0	$75.3	$1,104.4	$65.0	$1,081.3
Operating lease obligations	370.5	43.5	79.5	70.0	177.5
Purchase obligations	301.0	275.1	23.3	2.6	—
Total	$2,997.5	$393.9	$1,207.2	$137.6	$1,258.8
Senior Notes
As of December 2, 2016, our outstanding notes payable consists of the 2020 Notes and 2025 Notes with a total carrying value of $1.90 billion. Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At December 2, 2016, our maximum commitment for interest payments under the Notes was $425.9 million for the remaining duration of our Notes. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. Our Almaden Tower lease includes certain financial ratios as defined in the lease agreement that are reported to the lessor quarterly. As of December 2, 2016, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at December 2, 2016 was $178.4 million, exclusive of interest and penalties.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance of current and non-current assets, liabilities and income taxes payable. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10 million.
Royalties
We have certain royalty commitments associated with the licensing of certain products. Royalty expense is generally based on a dollar amount per unit, or a percentage of the underlying revenue.
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
Our significant foreign currency revenue exposures for fiscal 2016, 2015 and 2014 were as follows (in millions, except Yen):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Euro	€825.6	€589.6	€455.5
Yen (in billions)	¥38.7	¥29.7	¥28.0
British Pounds	£263.5	£192.0	£159.1

As of December 2, 2016, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $891.2 million which included the notional equivalent of $476.6 million in Euros, $152.4 million in British Pounds, $181.2 million in Yen and $81.0 million in other foreign currencies. As of December 2, 2016, all contracts were set to expire at various dates through June 2017. The bank counterparties in these contracts could expose us to credit-related losses which would be largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements which have the ability to further limit credit-related losses with the same counterparty by permitting net settlement transactions.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 2, 2016. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $56.6 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $37.9 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of December 2, 2016 and November 27, 2015, this long-term investment exposure totaled an absolute notional equivalent of $70.2 million and $61.9 million, respectively. At this time, we do not hedge these long-term investment exposures.
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

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended December 2, 2016, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At December 2, 2016, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 2, 2016, we had debt securities classified as short-term investments of $3.75 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$1,230.4
Due between one and two years	1,322.9
Due between two and three years	782.9
Due after three years	413.8
Total	$3,750.0
A sensitivity analysis was performed on our investment portfolio as of December 2, 2016. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 2, 2016 and November 27, 2015 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/2/16	+50 BPS	+100 BPS	+150 BPS
$3,828.5	$3,805.9	$3,778.4	$3,750.0	$3,721.6	$3,693.2	$3,664.8
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/27/15	+50 BPS	+100 BPS	+150 BPS
$3,172.3	$3,156.6	$3,135.2	$3,111.5	$3,087.7	$3,063.9	$3,040.1
Senior Notes
As of December 2, 2016, the amount outstanding under our senior notes was $1.90 billion. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of December 2, 2016, the total carrying amount of the Notes was $1.90 billion and the related fair value based on observable market prices in less active markets was $1.97 billion.

Other Market Risk
Privately Held Long-Term Investments
The privately held companies in which we invest can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have immaterial exposure on our long-term investments in privately held companies as these investments were insignificant as of December 2, 2016 and November 27, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 2, 2016	November 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,011,315	$876,560
Short-term investments	3,749,985	3,111,524
Trade receivables, net of allowances for doubtful accounts of $6,214 and $7,293, respectively	833,033	672,006
Prepaid expenses and other current assets	245,441	161,802
Total current assets	5,839,774	4,821,892
Property and equipment, net	816,264	787,421
Goodwill	5,406,474	5,366,881
Purchased and other intangibles, net	414,405	510,007
Investment in lease receivable	80,439	80,439
Other assets	149,758	159,832
Total assets	$12,707,114	$11,726,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$88,024	$93,307
Accrued expenses	739,630	679,884
Income taxes payable	38,362	6,165
Deferred revenue	1,945,619	1,434,200
Total current liabilities	2,811,635	2,213,556
Long-term liabilities:
Debt and capital lease obligations	1,902,068	1,907,231
Deferred revenue	69,131	51,094
Income taxes payable	184,381	256,129
Deferred income taxes	217,660	208,209
Other liabilities	97,404	88,673
Total liabilities	5,282,279	4,724,892

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 494,254 and 497,809 shares outstanding, respectively	61	61
Additional paid-in-capital	4,616,331	4,184,883
Retained earnings	8,114,517	7,253,431
Accumulated other comprehensive income (loss)	(173,602)	(169,080)
Treasury stock, at cost (106,580 and 103,025 shares, respectively), net of reissuances	(5,132,472)	(4,267,715)
Total stockholders’ equity	7,424,835	7,001,580
Total liabilities and stockholders’ equity	$12,707,114	$11,726,472
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 2, 2016	November 27, 2015	November 28, 2014
Revenue:
Subscription	$4,584,833	$3,223,904	$2,076,584
Product	800,498	1,125,146	1,627,803
Services and support	469,099	446,461	442,678
Total revenue	5,854,430	4,795,511	4,147,065
Cost of revenue:
Subscription	461,860	409,194	335,432
Product	68,917	90,035	97,099
Services and support	289,131	245,088	189,549
Total cost of revenue	819,908	744,317	622,080
Gross profit	5,034,522	4,051,194	3,524,985
Operating expenses:
Research and development	975,987	862,730	844,353
Sales and marketing	1,910,197	1,683,242	1,652,308
General and administrative	577,710	531,919	543,332
Restructuring and other charges	(1,508)	1,559	19,883
Amortization of purchased intangibles	78,534	68,649	52,424
Total operating expenses	3,540,920	3,148,099	3,112,300
Operating income	1,493,602	903,095	412,685
Non-operating income (expense):
Interest and other income (expense), net	13,548	33,909	7,267
Interest expense	(70,442)	(64,184)	(59,732)
Investment gains (losses), net	(1,570)	961	1,156
Total non-operating income (expense), net	(58,464)	(29,314)	(51,309)
Income before income taxes	1,435,138	873,781	361,376
Provision for income taxes	266,356	244,230	92,981
Net income	$1,168,782	$629,551	$268,395
Basic net income per share	$2.35	$1.26	$0.54
Shares used to compute basic net income per share	498,345	498,764	497,867
Diluted net income per share	$2.32	$1.24	$0.53
Shares used to compute diluted net income per share	504,299	507,164	508,480
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 2, 2016	November 27, 2015	November 28, 2014
	Increase/(Decrease)
Net income	$1,168,782	$629,551	$268,395
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(1,618)	(9,226)	2,315
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(1,895)	(2,955)	(3,928)
Net increase (decrease) from available-for-sale securities	(3,513)	(12,181)	(1,613)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	35,199	29,795	41,993
Reclassification adjustment for recognized gains / losses on derivative instruments	(16,425)	(55,535)	(18,705)
Net increase (decrease) from derivatives designated as hedging instruments	18,774	(25,740)	23,288
Foreign currency translation adjustments	(19,783)	(123,065)	(75,872)
Other comprehensive income (loss), net of taxes	(4,522)	(160,986)	(54,197)
Total comprehensive income, net of taxes	$1,164,260	$468,565	$214,198
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2013	600,834	$61	$3,392,696	$6,928,964	$46,103	(104,573)	$(3,643,190)	$6,724,634
Net income	—	—	—	268,395	—	—	—	268,395
Other comprehensive income (losses), net of taxes	—	—	—	—	(54,197)	—	—	(54,197)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(273,065)	—	12,075	327,231	54,166
Tax benefit from employee stock plans	—	—	53,225	—	—	—	—	53,225
Purchase of treasury stock	—	—	—	—	—	(10,852)	(600,000)	(600,000)
Equity awards assumed for acquisition	—	—	21	—	—	—	—	21
Stock-based compensation	—	—	332,553	—	—	—	—	332,553
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,892)	(2,892)
Balances at November 28, 2014	600,834	$61	$3,778,495	$6,924,294	$(8,094)	(103,350)	$(3,918,851)	$6,775,905
Net income	—	—	—	629,551	—	—	—	629,551
Other comprehensive income (losses), net of taxes	—	—	—	—	(160,986)	—	—	(160,986)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(300,414)	—	8,429	278,311	(22,103)
Tax benefit from employee stock plans	—	—	68,133	—	—	—	—	68,133
Purchase of treasury stock	—	—	—	—	—	(8,104)	(625,000)	(625,000)
Equity awards assumed for acquisition	—	—	677	—	—	—	—	677
Stock-based compensation	—	—	337,578	—	—	—	—	337,578
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,175)	(2,175)
Balances at November 27, 2015	600,834	$61	$4,184,883	$7,253,431	$(169,080)	(103,025)	$(4,267,715)	$7,001,580
Net income	—	—	—	1,168,782	—	—	—	1,168,782
Other comprehensive income (losses), net of taxes	—	—	—	—	(4,522)	—	—	(4,522)
Re-issuance of treasury stock under stock compensation plans	—	—	7,365	(307,696)	—	6,872	209,628	(90,703)
Tax benefit from employee stock plans	—	—	75,102	—	—	—	—	75,102
Purchase of treasury stock	—	—	—	—	—	(10,427)	(1,075,000)	(1,075,000)
Stock-based compensation	—	—	348,981	—	—	—	—	348,981
Value of shares in deferred compensation plan	—	—	—	—	—	—	615	615
Balances at December 2, 2016	600,834	$61	$4,616,331	$8,114,517	$(173,602)	(106,580)	$(5,132,472)	$7,424,835
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 2, 2016	November 27, 2015	November 28, 2014
Cash flows from operating activities:
Net income	$1,168,782	$629,551	$268,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	331,535	339,473	313,590
Stock-based compensation	349,912	335,859	333,701
Deferred income taxes	24,222	(69,657)	(26,089)
Gain on the sale of property	—	(21,415)	—
Unrealized (gains) losses on investments	3,145	(9,210)	(74)
Tax benefit from stock-based compensation	75,102	68,133	53,225
Excess tax benefits from stock-based compensation	(75,105)	(68,153)	(53,235)
Other non-cash items	2,022	1,216	1,889
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(160,416)	(79,502)	7,928
Prepaid expenses and other current assets	(71,021)	(7,701)	(1,918)
Trade payables	(6,281)	22,870	6,211
Accrued expenses	64,978	(22,564)	46,415
Income taxes payable	(31,987)	29,801	11,006
Deferred revenue	524,840	320,801	326,438
Net cash provided by operating activities	2,199,728	1,469,502	1,287,482
Cash flows from investing activities:
Purchases of short-term investments	(2,285,222)	(2,064,833)	(2,014,186)
Maturities of short-term investments	769,228	371,790	272,076
Proceeds from sales of short-term investments	860,849	1,176,476	1,443,577
Acquisitions, net of cash acquired	(48,427)	(826,004)	(29,802)
Purchases of property and equipment	(203,805)	(184,936)	(148,332)
Proceeds from sale of property	—	57,779	—
Purchases of long-term investments, intangibles and other assets	(58,433)	(22,779)	(17,572)
Proceeds from sale of long-term investments	5,777	4,149	3,532
Net cash used for investing activities	(960,033)	(1,488,358)	(490,707)
Cash flows from financing activities:
Purchases of treasury stock	(1,075,000)	(625,000)	(600,000)
Proceeds from issuance of treasury stock	145,697	164,270	227,841
Cost of issuance of treasury stock	(236,400)	(186,373)	(173,675)
Excess tax benefits from stock-based compensation	75,105	68,153	53,235
Proceeds from debt issuance	—	989,280	—
Repayment of debt and capital lease obligations	(108)	(602,189)	(14,684)
Debt issuance costs	—	(8,828)	—
Net cash used for financing activities	(1,090,706)	(200,687)	(507,283)
Effect of foreign currency exchange rates on cash and cash equivalents	(14,234)	(21,297)	(6,648)
Net increase (decrease) in cash and cash equivalents	134,755	(240,840)	282,844
Cash and cash equivalents at beginning of year	876,560	1,117,400	834,556
Cash and cash equivalents at end of year	$1,011,315	$876,560	$1,117,400
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$249,884	$203,010	$20,140
Cash paid for interest	$66,193	$56,014	$68,886
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$—	$126,800
Issuance of common stock and stock awards assumed in business acquisitions	$—	$677	$21
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 is a 53-week fiscal year compared with fiscal 2015 and 2014 which were 52-week fiscal years.
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training and technical support. Most of our enterprise customer arrangements are complex, involving multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

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

Subscription and Services and Support Revenue
We recognize revenue for hosted services that are priced based on a committed number of transactions, ratably beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether all revenue recognition criteria have been met.

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2016	2015	2014
Beginning balance	$19,446	$17,402	$28,664
Amount charged to revenue	55,739	45,676	45,550
Actual returns	(52,089)	(43,632)	(56,812)
Ending balance	$23,096	$19,446	$17,402
Deferred Revenue
 Deferred revenue consists of billings and payments received in advance of revenue recognition for our products and solutions described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.
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

(in thousands)	2016	2015	2014
Beginning balance	$7,293	$7,867	$10,228
Increase due to acquisition	77	326	51
Charged to operating expenses	1,337	1,472	603
Deductions(1)	(2,493)	(2,372)	(3,015)
Ending balance	$6,214	$7,293	$7,867
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 5 years for computers and equipment as well as server hardware under capital leases, 1 to 6 years for furniture and fixtures, 5 to 20 years for building improvements and up to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful lives ranging from 1 to 15 years.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, Purchased Intangibles and Other Long-Lived Assets
Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during our second quarter of each fiscal year. In performing our goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting segment below its carrying value. The qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segments’ net assets, and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of our reporting segments are greater than the carrying amounts, then the two-step goodwill impairment test is not performed.

If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

We completed our annual goodwill impairment test in the second quarter of fiscal 2016. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step goodwill impairment test was not performed.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2016, 2015 or 2014.

During fiscal 2016, our intangible assets were amortized over their estimated useful lives ranging from 1 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Purchased technology	6
Customer contracts and relationships	8
Trademarks	8
Acquired rights to use technology	9
Localization	1
Other intangibles	4

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2016, 2015 and 2014 were $135.8 million, $113.6 million and $87.9 million, respectively.
Foreign Currency Translation
We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income (loss).
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The aggregate fair value of foreign currency contracts in net asset positions as of December 2, 2016 and November 27, 2015 was $38.1 million and $19.1 million respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by certain immaterial liabilities included in master netting arrangements with those same counterparties.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements made effective during fiscal 2016 that have significance, or potential significance, to our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Under

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements.Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.
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
On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted.
We will early adopt the updated standard in the first quarter of fiscal 2017. We believe the new standard will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on our stock price at the awards’ vest dates and the number of awards that vest in each period. Further, we will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2016, 2015 and 2014 acquisitions as the impact to our Consolidated Financial Statements was not material.
TubeMogul
Subsequent to December 2, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for approximately $549 million in cash consideration, as well as the assumption of certain employee equity awards. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements. TubeMogul will be integrated into our Digital Marketing reportable segment for financial reporting purposes in the first quarter of fiscal 2017.
NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. Gains and losses are recognized when realized in our Consolidated Statements of Income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$208,635	$—	$—	$208,635
Cash equivalents:
Corporate bonds and commercial paper	1,249	—	—	1,249
Money market mutual funds	782,210	—	—	782,210
Municipal securities	1,301	—	—	1,301
Time deposits	17,920	—	—	17,920
Total cash equivalents	802,680	—	—	802,680
Total cash and cash equivalents	1,011,315	—	—	1,011,315
Short-term fixed income securities:
Asset-backed securities	111,009	95	(190)	110,914
Corporate bonds and commercial paper	2,464,769	3,135	(9,554)	2,458,350
Municipal securities	134,710	37	(525)	134,222
U.S. agency securities	39,538	42	—	39,580
U.S. Treasury securities	1,008,195	194	(1,470)	1,006,919
Total short-term investments	3,758,221	3,503	(11,739)	3,749,985
Total cash, cash equivalents and short-term investments	$4,769,536	$3,503	$(11,739)	$4,761,300

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$352,371	$—	$—	$352,371
Cash equivalents:
Money market mutual funds	482,479	—	—	482,479
Municipal securities	1,850	—	(1)	1,849
Time deposits	13,461	—	—	13,461
U.S. Treasury securities	26,400	—	—	26,400
Total cash equivalents	524,190	—	(1)	524,189
Total cash and cash equivalents	876,561	—	(1)	876,560
Short-term fixed income securities:
Asset backed securities	83,449	11	(146)	83,314
Corporate bonds and commercial paper	1,890,253	2,273	(5,612)	1,886,914
Foreign government securities	1,276	—	(8)	1,268
Municipal securities	137,280	101	(49)	137,332
U.S. agency securities	130,397	85	(14)	130,468
U.S. Treasury securities	873,400	101	(1,273)	872,228
Total short-term investments	3,116,055	2,571	(7,102)	3,111,524
Total cash, cash equivalents and short-term investments	$3,992,616	$2,571	$(7,103)	$3,988,084
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of December 2, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,282,076	$(9,474)	$1,112,883	$(5,377)
Asset-backed securities	54,063	(189)	60,057	(147)
Municipal securities	114,810	(525)	35,594	(50)
Foreign government securities	—	—	1,268	(8)
U.S. Treasury and agency securities	580,529	(1,470)	820,570	(1,287)
Total	$2,031,478	$(11,658)	$2,030,372	$(6,869)

There were 1,052 securities and 914 securities in an unrealized loss position for less than twelve months at December 2, 2016 and at November 27, 2015, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of December 2, 2016 and November 27, 2015 (in thousands):

	2016		2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$39,162	$(80)	$30,218	$(233)
Asset-backed security	1,331	(1)	—	—
Municipal securities	—	—	1,300	(1)
Total	$40,493	$(81)	$31,518	$(234)

There were 23 securities and 15 securities in an unrealized loss position for more than twelve months at December 2, 2016 and at November 27, 2015, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 2, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,230,285	$1,230,383
Due between one and two years	1,324,312	1,322,929
Due between two and three years	786,778	782,912
Due after three years	416,846	413,761
Total	$3,758,221	$3,749,985
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2016, we recorded immaterial other-than-temporary impairment losses associated with certain of our fixed income securities and wrote down the securities to fair value. During fiscal 2015 and 2014, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended December 2, 2016.
The fair value of our financial assets and liabilities at December 2, 2016 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$1,249	$—	$1,249	$—
Money market mutual funds	782,210	782,210	—	—
Municipal securities	1,301	—	1,301	—
Time deposits	17,920	17,920	—	—
Short-term investments:
Asset-backed securities	110,914	—	110,914	—
Corporate bonds and commercial paper	2,458,350	—	2,458,350	—
Municipal securities	134,222	—	134,222	—
U.S. agency securities	39,580	—	39,580	—
U.S. Treasury securities	1,006,919	—	1,006,919	—
Prepaid expenses and other current assets:
Foreign currency derivatives	38,112	—	38,112	—
Other assets:
Deferred compensation plan assets	42,180	1,831	40,349	—
Interest rate swap derivatives	13,117	—	13,117	—
Total assets	$4,646,074	$801,961	$3,844,113	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$5,246	$—	$5,246	$—
Total liabilities	$5,246	$—	$5,246	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value. During fiscal 2015, we determined there were no other-than-temporary impairments on our cost method investments.
As of December 2, 2016, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 14 for further details regarding our investment in lease receivables.
The fair value of our senior notes was $1.97 billion as of December 2, 2016, based on observable market prices in less active markets and categorized as Level 2. See Note 15 for further details regarding our debt.
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
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively, and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income (expense), net for cash flow hedges due to hedge ineffectiveness was insignificant for all fiscal years presented. The time value of purchased contracts is recorded in interest and other income (expense), net in our Consolidated Statements of Income.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (expense), net in our Consolidated Statements of Income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in interest and other income (expense), net in our Consolidated Statements of Income.
In December 2014, prior to issuing new long-term fixed rate debt, we entered into an interest rate lock agreement on a notional amount of $600 million to hedge against the variability of future interest payments due to changes in the benchmark interest rate. This instrument was designated as a cash flow hedge. Upon issuance of our $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”) in January 2015, we terminated the instrument and incurred a loss of $16.2 million. This loss was recorded in the stockholders’ equity section in our Consolidated Balance Sheets in accumulated other comprehensive income (loss) and will be reclassified to interest expense over a ten-year term consistent with the impact of the hedged item. See Note 15 for further details regarding our debt.

For fiscal 2016, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur. In fiscal 2015 and 2014 these net gains or losses were immaterial.
Fair Value Hedging—Hedges of Interest Rate Risks
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedge related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 15 for further details regarding our debt.
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
As of December 2, 2016, total notional amounts of outstanding contracts were $313.8 million which included the notional equivalent of $152.8 million in Euros, $33.6 million in British Pounds, $46.5 million in Japanese Yen, $26.4 million in Indian Rupees, and $54.5 million in other foreign currencies. As of November 27, 2015, total notional amounts of outstanding contracts were $228.3 million which included the notional equivalent of $75.8 million in Euros, $44.3 million in British Pounds, $37.8 million in Australian Dollars, $28.8 million in Japanese Yen, and $41.6 million in other foreign currencies. At December 2, 2016 and November 27, 2015, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative instruments on our Consolidated Balance Sheets as of December 2, 2016 and November 27, 2015 were as follows (in thousands):

	2016		2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)(3)	$34,355	$—	$16,979	$—
Interest rate swap (2)	13,117	—	19,821	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	3,757	5,246	2,147	2,154
Total derivatives	$51,229	$5,246	$38,947	$2,154
_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

(2)	Included in other assets on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	2016		2015		2014
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in other comprehensive income, net of tax(1)	$36,511	$—	$39,825	$—	$41,993	$—
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax(2)	$18,823	$—	$56,336	$—	$18,705	$—
Net gain (loss) recognized in income(3)	$(29,169)	$—	$(17,423)	$—	$(14,962)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,308)	$—	$4,430	$—	$466
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$832	$(10,952)	$(21,559)
Net unrealized gain (loss) recognized in other income	(6,070)	3,815	17,217
	(5,238)	(7,137)	(4,342)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	174	5,490	1,324
Net unrealized gain (loss) recognized in other income	(1,482)	(1,060)	(858)
	(1,308)	4,430	466
Net gain (loss) recognized in interest and other income (expense), net	$(6,546)	$(2,707)	$(3,876)
NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 2, 2016 and November 27, 2015 (in thousands):

	2016	2015
Computers and equipment	$1,051,937	$940,057
Furniture and fixtures	94,243	89,434
Capital projects in-progress	7,648	12,394
Leasehold improvements	110,414	98,315
Land	77,340	70,728
Buildings	382,364	398,468
Building improvements	202,266	149,220
Total	1,926,212	1,758,616
Less accumulated depreciation and amortization	(1,109,948)	(971,195)
Property and equipment, net	$816,264	$787,421
As of December 2, 2016, building improvements were presented separately in the above table as these were previously misclassified as leasehold improvements. Prior year amounts have also been classified as building improvements to the extent they related to owned buildings. There was no impact to the Consolidated Financial Statements resulting from the change in classification.
Depreciation and amortization expense of property and equipment for fiscal 2016, 2015 and 2014 was $157.6 million, $146.3 million and $144.2 million, respectively.
In the second quarter of fiscal 2015, management approved a plan to sell land and an unoccupied building located in San Jose, California. The total carrying value of the property assets was $36.3 million which mostly pertained to the land. The decision to sell these property assets was largely based upon a general lack of operational needs for the building and land, and improvements in market conditions for commercial real estate in the area. We began to actively market the assets during the second quarter of fiscal 2015 and finalized the sale of these assets on September 23, 2015 for total proceeds of $57.8 million. The gain on the sale of the property assets was included in interest and other income (expense), net in our Consolidated Statements of Income.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended December 2, 2016 and November 27, 2015 was as follows (in thousands):

	2014	Acquisitions	Other(1)	2015	Acquisitions	Other(1)	2016
Digital Media	$2,057,398	$747,964	$(9,060)	$2,796,302	$—	$288	$2,796,590
Digital Marketing	2,406,141	—	(93,983)	2,312,158	35,802	3,502	2,351,462
Print and Publishing	258,423	—	(2)	258,421	—	1	258,422
Goodwill	$4,721,962	$747,964	$(103,045)	$5,366,881	$35,802	$3,791	$5,406,474
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Purchased and other intangible assets by reportable segment as of December 2, 2016 and November 27, 2015 were as follows (in thousands):

	2016	2015
Digital Media	$203,570	$291,779
Digital Marketing	210,823	218,054
Print and Publishing	12	174
Purchased and other intangible assets, net	$414,405	$510,007
Purchased and other intangible assets subject to amortization as of December 2, 2016 and November 27, 2015 were as follows (in thousands):

	2016			2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$149,253	$(82,091)	$67,162	$199,053	$(104,704)	$94,349
Customer contracts and relationships	$541,366	$(274,380)	$266,986	$506,639	$(204,578)	$302,061
Trademarks	76,355	(46,846)	29,509	81,219	(41,175)	40,044
Acquired rights to use technology	87,403	(60,929)	26,474	144,202	(100,278)	43,924
Localization	631	(177)	454	1,500	(358)	1,142
Other intangibles	38,693	(14,873)	23,820	36,280	(7,793)	28,487
Total other intangible assets	$744,448	$(397,205)	$347,243	$769,840	$(354,182)	$415,658
Purchased and other intangible assets, net	$893,701	$(479,296)	$414,405	$968,893	$(458,886)	$510,007

In fiscal 2016, certain purchased intangibles associated with our acquisition of EchoSign and certain other acquired rights technology became fully amortized and were removed from the Condensed Consolidated Balance Sheets. In fiscal 2015, purchased intangibles associated with our acquisition of Omniture, Efficient Frontier and Day Software Holding AG became fully amortized and were removed from the Consolidated Balance Sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense related to purchased and other intangible assets was $152.4 million, $174.5 million, and $152.7 million for fiscal 2016, 2015 and 2014 respectively. Of these amounts, $71.1 million, $104.4 million, and $100.2 million were included in cost of sales for fiscal 2016, 2015 and 2014 respectively.
Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of December 2, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2017	$23,908	$106,083
2018	16,698	91,126
2019	11,063	64,289
2020	8,854	35,275
2021	5,825	13,526
Thereafter	814	36,944
Total expected amortization expense	$67,162	$347,243
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of December 2, 2016 and November 27, 2015 consisted of the following (in thousands):

	2016	2015
Accrued compensation and benefits	$339,487	$312,776
Sales and marketing allowances	60,825	66,876
Accrued corporate marketing	55,218	38,512
Taxes payable	43,113	27,996
Royalties payable	25,089	23,334
Accrued interest expense	25,805	26,538
Other	190,093	183,852
Accrued expenses	$739,630	$679,884
Other primarily includes general corporate accruals including restructuring charges, and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Domestic	$805,749	$589,371	$191,563
Foreign	629,389	284,410	169,813
Income before income taxes	$1,435,138	$873,781	$361,376
The provision for income taxes for fiscal 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Current:
United States federal	$94,396	$204,834	$26,822
Foreign	59,749	52,125	51,684
State and local	15,222	(14,975)	4,713
Total current	169,367	241,984	83,219
Deferred:
United States federal	33,924	(31,011)	(24,090)
Foreign	(2,751)	(9,368)	(12,895)
State and local	(9,287)	(25,511)	(6,476)
Total deferred	21,886	(65,890)	(43,461)
Tax expense attributable to employee stock plans	75,103	68,136	53,223
Provision for income taxes	$266,356	$244,230	$92,981
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2016	2015	2014
Computed “expected” tax expense	$502,298	$305,824	$126,481
State tax expense, net of federal benefit	10,636	(8,316)	(4,411)
Tax credits	(48,383)	(25,967)	(1,166)
Differences between statutory rate and foreign effective tax rate	(133,778)	(90,063)	(33,769)
Stock-based compensation, net of tax deduction	15,101	9,623	8,688
Resolution of income tax examinations	(68,003)	(17,595)	(1,896)
Domestic manufacturing deduction benefit	(26,990)	(16,800)	(6,272)
Tax charge for licensing acquired company technology to foreign subsidiaries	5,346	80,015	—
Other, net	10,129	7,509	5,326
Provision for income taxes	$266,356	$244,230	$92,981

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 2, 2016 and November 27, 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
Acquired technology	$7,421	$9,071
Reserves and accruals	35,440	33,251
Deferred revenue	21,039	17,110
Unrealized losses on investments	2,391	5,505
Stock-based compensation	56,353	59,103
Net operating loss carryforwards of acquired companies	31,305	20,877
Credit carryforwards	63,315	57,568
Capitalized expenses	15,571	17,566
Benefits relating to tax positions	39,492	43,095
Other	26,439	20,648
Total gross deferred tax assets	298,766	283,794
Deferred tax asset valuation allowance	(24,265)	(21,286)
Total deferred tax assets	274,501	262,508
Deferred tax liabilities:
Depreciation and amortization	78,619	62,143
Undistributed earnings of foreign subsidiaries	292,844	249,159
Acquired intangible assets	120,698	159,415
Total deferred tax liabilities	492,161	470,717
Net deferred tax liabilities	$217,660	$208,209
The deferred tax assets and liabilities for fiscal 2016 and 2015 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities includes changes that are recorded to other comprehensive income, additional paid-in capital, goodwill, unrecognized tax benefits and retained earnings.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 2, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $4.2 billion. The unrecognized deferred tax liability for these earnings is approximately $1.1 billion.
As of December 2, 2016, we have net operating loss carryforwards of approximately $83.5 million for federal and $36.4 million for state. We also have state and foreign tax credit carryforwards of approximately $70.6 million and $17.4 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2017 through 2035. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
In addition, we have been tracking certain deferred tax attributes of approximately $55.3 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. Pursuant to these standards, the benefit of these deferred tax assets is not recorded to equity unless it reduces taxes payable.
As of December 2, 2016, a valuation allowance of $24.3 million has been established for certain deferred tax assets related to the impairment of investments and certain state and foreign assets. For fiscal 2016, the total change in the valuation allowance was immaterial.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2016 and 2015, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2016	2015
Beginning balance	$258,718	$148,848
Gross increases in unrecognized tax benefits – prior year tax positions	6,047	3,784
Gross decreases in unrecognized tax benefits – prior year tax positions	(67,870)	—
Gross increases in unrecognized tax benefits – current year tax positions	23,068	129,358
Settlements with taxing authorities	(33,265)	(11,548)
Lapse of statute of limitations	(8,456)	(2,687)
Foreign exchange gains and losses	171	(9,037)
Ending balance	$178,413	$258,718
As of December 2, 2016, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $22.4 million.
We file income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the United States. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2010 and 2013, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance of current and non-current assets, liabilities and income taxes payable. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10 million.
NOTE 10.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2016, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $33.4 million, $25.7 million and $24.8 million in fiscal 2016, 2015 and 2014, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made. For cash benefit elections, distributions are made in the form of a lump sum or annual installments

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over five years. For stock benefit elections, distributions are made in the form of a lump sum payment only. Prior to fiscal 2015, cash distributions were received in the form of a lump sum payment if the retirement definition was not met upon the participant’s termination. Beginning in fiscal 2015, participants have the option to have their cash benefit elections distributed as a lump sum, or annual installments over either five, ten or fifteen years following the participant’s termination. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock.
As of December 2, 2016 and November 27, 2015, the invested amounts under the Deferred Compensation Plan total $42.2 million and $32.1 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of December 2, 2016 and November 27, 2015, $49.0 million and $39.6 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 11.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Unit Plan
We grant restricted stock units to eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”). Restricted stock units granted as part of our annual review process vest annually over three years. Other restricted stock units generally vest over four years, the majority of which vest 25% annually. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee.
We grant performance awards to officers and key employees under our 2003 Plan which cliff-vest after three years.
As of December 2, 2016, we had reserved 183.2 million shares of common stock for issuance under our 2003 Plan and had 89.0 million shares available for grant.
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
As of December 2, 2016, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 8.9 million shares remain available for future issuance.
Stock Option Plan
The 2003 Plan allows us to grant options to all employees, including executive officers, outside consultants and non-employee directors. This plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods used in the past were generally four years and expire seven years from the effective date of grant.
We eliminated the use of stock option grants for all employees effective fiscal 2012, and for all of the non-employee directors effective fiscal 2014, but may choose to issue stock options in the future.
Performance Share Programs
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of each grant date. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
On January 24, 2016, the Executive Compensation Committee approved the 2016 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above. As of December 2, 2016, the shares awarded under our 2016, 2015 and 2014 Performance Share Programs are yet to be achieved.

Issuance of Shares
Upon exercise of stock options, vesting of restricted stock units and performance shares, and purchases of shares under the ESPP, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock units and performance shares, we instituted a stock repurchase program. See Note 12 for information regarding our stock repurchase programs.
Valuation of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award.
Our performance share awards are valued using a Monte Carlo Simulation model. The fair value of the awards are fixed at grant date and amortized over the longer of the remaining performance or service period.
We use the Black-Scholes option pricing model to determine the fair value of ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2016	2015	2014
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26 - 29%	26 - 30%	26 - 28%
Risk free interest rate	0.37 - 1.06%	0.11 - 0.67%	0.06 - 0.47%

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Beginning outstanding balance	10,069	13,564	17,948
Awarded	4,440	4,012	4,413
Released	(5,471)	(6,561)	(7,502)
Forfeited	(722)	(946)	(1,295)
Ending outstanding balance	8,316	10,069	13,564

The weighted average grant date fair values of restricted stock units granted during fiscal 2016, 2015 and 2014 were $89.87, $75.47 and $61.16, respectively. The total fair value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $499.8 million, $495.1 million and $457.3 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding restricted stock units outstanding at December 2, 2016, November 27, 2015 and November 28, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2016
Restricted stock units outstanding	8,316	1.11	$829.4
Restricted stock units vested and expected to vest	7,613	1.04	$759.3
2015
Restricted stock units outstanding	10,069	0.93	$928.0
Restricted stock units vested and expected to vest	9,267	0.86	$842.9
2014
Restricted stock units outstanding	13,564	0.94	$999.4
Restricted stock units vested and expected to vest	12,352	0.87	$903.1
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of December 2, 2016, November 27, 2015 and November 28, 2014 were $99.73, $92.17 and $73.68, respectively.

Summary of Performance Shares
In the first quarter of fiscal 2016, the Executive Compensation Committee certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.4 million shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the third-year anniversary of the grant on January 24, 2016, if not forfeited. As of December 2, 2016, the shares awarded under our 2016, 2015 and 2014 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our 2016, 2015 and 2014 Performance Share Programs for the fiscal year ended December 2, 2016 (in thousands):

	2016			2015		2014
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,940		3,881	1,517	3,034	854	1,707
Awarded	1,206	(1)	1,053	671	1,342	709	1,417
Achieved	(1,373)	(2)	(1,387)	—	—	—	—
Forfeited	(143)		(286)	(248)	(495)	(46)	(90)
Ending outstanding balance	1,630		3,261	1,940	3,881	1,517	3,034
_________________________________________

(1)
Included in the 1.2 million shares awarded during fiscal 2016 were 0.7 million additional shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

(2)	Shares achieved under our 2013 Performance Share program which resulted from 198% achievement of target.

The total fair value of performance awards vested during fiscal 2016, 2015 and 2014 was $123.1 million, $26.1 million and $28.7 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2016, 2015 and 2014 were $24.84, $20.81 and $17.02, respectively. Employees purchased 1.9 million shares at an average price of $66.13, 2.1 million shares at an average price of $52.37, and 2.9 million shares at an average price of $34.76, respectively, for fiscal 2016, 2015 and 2014. The intrinsic value of shares purchased during fiscal 2016, 2015 and 2014 was $54.3 million, $53.9 million and $93.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
As of December 2, 2016 and November 27, 2015, we had 0.6 million and 1.3 million stock options outstanding, respectively.

Grants to Executive Officers
All equity awards granted to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
Although the 2003 Plan provides for the granting of non-qualified stock options and restricted stock units to non-employee directors, restricted stock units are the primary form of our grants to non-employee directors since fiscal 2014. The initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.3 million based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting. The actual target grant value will be prorated based on the number of days remaining before the next annual meeting or the date of the first anniversary of our last annual meeting if the next annual meeting is not yet scheduled.
Annual equity grants to non-employee directors in the form of restricted stock units shall have an aggregate value of $0.3 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting.
Restricted stock units granted to directors for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Restricted stock units granted to existing directors	25	41	48
Compensation Costs
We recognize the estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award. The fiscal 2016, 2015 and 2014 awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
As of December 2, 2016, there was $476.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2016	$1,474	$5,514	$13,932	$16,534	$4,371	$41,825
2015	$1,449	$5,185	$14,082	$18,360	$4,790	$43,866
2014	$1,855	$4,000	$15,125	$17,706	$6,476	$45,162
Restricted Stock Units and Performance Share Awards
2016	$6,632	$7,522	$109,249	$113,757	$70,312	$307,472
2015	$6,481	$6,446	$104,624	$109,908	$66,709	$294,168
2014	$5,878	$6,619	$107,029	$102,909	$66,104	$288,539
_________________________________________

(1)	During fiscal 2016, 2015 and 2014, we recorded tax benefits of $71.7 million, $68.8 million and $72.4 million, respectively.
NOTE 12.  STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2016 were as follows (in thousands):

	November 27, 2015	Increase / Decrease	Reclassification Adjustments		December 2, 2016
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,542	$3,837	$(2,880)		$3,499
Unrealized losses on available-for-sale securities	(7,095)	(5,455)	985		(11,565)
Total net unrealized gains on available-for-sale securities	(4,553)	(1,618)	(1,895)	(1)	(8,066)
Net unrealized gains on derivative instruments designated as hedging instruments	2,915	35,199	(16,425)	(2)	21,689
Cumulative foreign currency translation adjustments	(167,442)	(19,783)	—		(187,225)
Total accumulated other comprehensive income (loss), net of taxes	$(169,080)	$13,798	$(18,320)		$(173,602)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Available-for-sale securities:
Unrealized gains / losses	$(299)	$(154)	$1
Reclassification adjustments	108	—	(8)
Subtotal available-for-sale securities	(191)	(154)	(7)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	6,147	—
Reclassification adjustments*	(552)	(550)	—
Subtotal derivatives designated as hedging instruments	(552)	5,597	—
Foreign currency translation adjustments	24	(3,378)	(1,868)
Total taxes, other comprehensive income (loss)	$(719)	$2,065	$(1,875)
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In the first quarter of fiscal 2015, the Board of Directors approved our stock repurchase program granting us authority to repurchase up to $2 billion in common stock through the end of fiscal 2017.
During fiscal 2016, 2015 and 2014, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.08 billion, $625 million, and $600 million, respectively. The $1.08 billion prepayments during fiscal 2016 were under the current $2 billion authority. Of the prepayments of $625.0 million made during fiscal 2015, $425.0 million were under the current $2 billion authority and $200.0 million were under the previous $2 billion authority. The $600 million prepayments made during fiscal 2014 were under the previous $2 billion authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2016, we repurchased approximately 10.4 million shares at an average price of $97.16 through structured repurchase agreements entered into during fiscal 2016 and fiscal 2015. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014. During fiscal 2014, we repurchased approximately 10.9 million shares at an average price per share of $63.48 through structured repurchase agreements entered into during fiscal 2014 and fiscal 2013.
For fiscal 2016, 2015 and 2014, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 2, 2016, November 27, 2015 and November 28, 2014 were excluded from the computation of earnings per share. As of December 2, 2016, $100.1 million of prepayments remained under the agreement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to December 2, 2016, as part of our current $2 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $200 million stock repurchase agreement, $300 million remains under our current authority.
Subsequent to December 2, 2016, the Board of Directors approved a new stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. The new stock repurchase program approved by our Board of Directors is similar to our previous stock repurchase programs.
NOTE 13.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units and performance awards. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, performance share awards, and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2016, 2015 and 2014 (in thousands, except per share data):

	2016	2015	2014
Net income	$1,168,782	$629,551	$268,395
Shares used to compute basic net income per share	498,345	498,764	497,867
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	5,455	7,389	8,586
Stock options	499	1,011	2,027
Shares used to compute diluted net income per share	504,299	507,164	508,480
Basic net income per share	$2.35	$1.26	$0.54
Diluted net income per share	$2.32	$1.24	$0.53
For fiscal 2016 and 2015, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $96.39 and $79.22, respectively, that would have been anti-dilutive.
For fiscal 2014, options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $65.93 were not included in the calculation because the effect would have been anti-dilutive. The number of shares of common stock under these options was immaterial.
NOTE 14.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense for these leases was approximately $92.9 million in both fiscal 2016 and 2015, and $111.1 million in fiscal 2014. Our sublease income was immaterial for all periods presented.

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the land and the East and West Tower buildings, and lease the Almaden Tower building.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our Consolidated Balance Sheets. As of December 2, 2016, the carrying value of the lease receivable related to the Almaden Tower approximated fair value. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivable may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
The Almaden Tower lease is subject to standard covenants including a certain financial ratio that is reported to the lessor quarterly. As of December 2, 2016, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount less our investment in lease receivable. The Almaden Tower lease qualifies for operating lease accounting treatment and, as such, the building and the related obligation are not included in our Consolidated Balance Sheets.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.
The following table summarizes our non-cancellable unconditional purchase obligations and operating leases for each of the next five years and thereafter as of December 2, 2016 (in thousands):

		Operating Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income
2017	$275,066	$45,201	$1,701
2018	18,510	40,777	1,263
2019	4,810	41,342	1,315
2020	2,583	39,756	1,352
2021	—	32,829	1,188
Thereafter	—	177,509	—
Total	$300,969	$377,414	$6,819

Royalties
We have royalty commitments associated with the licensing of certain products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $79.8 million, $62.3 million and $45.2 million in fiscal 2016, 2015 and 2014, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  DEBT
Our long-term debt as of December 2, 2016 and November 27, 2015 consisted of the following (in thousands):

	2016	2015
Notes	$1,888,951	$1,887,410
Fair value of interest rate swap	13,117	19,821
Adjusted carrying value of Notes	1,902,068	1,907,231
Senior Notes
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

As of December 2, 2016, our outstanding notes payable consists of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.90 billion. Based on quoted prices in inactive markets, the fair value of the Notes was $1.97 billion as of December 2, 2016. The total fair value of $1.97 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of December 2, 2016, we were in compliance with all of the covenants.
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
As of December 2, 2016, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 16.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2016, 2015 and 2014 included the following (in thousands):

	2016	2015	2014
Interest and other income (expense), net:
Interest income	$47,340	$28,759	$21,355
Foreign exchange gains (losses)	(35,716)	(20,130)	(18,840)
Realized gains on fixed income investment	2,880	3,309	4,024
Realized losses on fixed income investment	(985)	(354)	(97)
Other	29	22,325	825
Interest and other income (expense), net	$13,548	$33,909	$7,267
Interest expense	$(70,442)	$(64,184)	$(59,732)
Investment gains (losses), net:
Realized investment gains	$4,964	$2,760	$1,298
Unrealized investment gains	186	—	912
Realized investment losses	(6,720)	(206)	(1,054)
Unrealized investment losses	—	(1,593)	—
Investment gains (losses), net	$(1,570)	$961	$1,156
Non-operating income (expense), net	$(58,464)	$(29,314)	$(51,309)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
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

Our segment results for fiscal 2016, 2015 and 2014 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2016
Revenue	$3,941,011	$1,736,585	$176,834	$5,854,430
Cost of revenue	231,074	581,093	7,741	819,908
Gross profit	$3,709,937	$1,155,492	$169,093	$5,034,522
Gross profit as a percentage of revenue	94%	67%	96%	86%
Fiscal 2015
Revenue	$3,095,160	$1,508,858	$191,493	$4,795,511
Cost of revenue	210,587	525,309	8,421	744,317
Gross profit	$2,884,573	$983,549	$183,072	$4,051,194
Gross profit as a percentage of revenue	93%	65%	96%	84%
Fiscal 2014
Revenue	$2,603,179	$1,355,216	$188,670	$4,147,065
Cost of revenue	148,958	463,772	9,350	622,080
Gross profit	$2,454,221	$891,444	$179,320	$3,524,985
Gross profit as a percentage of revenue	94%	66%	95%	85%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2016, 2015 and 2014 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2016	2015	2014
Americas:
United States	$3,087,764	$2,548,024	$2,115,148
Other	312,371	240,020	199,221
Total Americas	3,400,135	2,788,044	2,314,369
EMEA	1,619,153	1,336,448	1,179,864
APAC:
Japan	401,205	347,740	365,570
Other	433,937	323,279	287,262
Total APAC	835,142	671,019	652,832
Revenue	$5,854,430	$4,795,511	$4,147,065

Property and Equipment	2016	2015
Americas:
United States	$642,823	$621,122
Other	559	427
Total Americas	643,382	621,549
EMEA	48,662	43,943
APAC:
India	106,322	111,662
Other	17,898	10,267
Total APAC	124,220	121,929
Property and equipment, net	$816,264	$787,421
 Significant Customers
For fiscal 2016, 2015 and 2014 there were no customers that represented at least 10% of net revenue. In fiscal 2016 and 2015, no single customer was responsible for over 10% of our trade receivables.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2016
(in thousands, except per share data)	Quarter Ended
	March 4	June 3	September 2	December 2
Revenue	$1,383,335	$1,398,709	$1,463,967	$1,608,419
Gross profit	$1,184,763	$1,196,630	$1,261,266	$1,391,863
Income before income taxes	$292,307	$329,830	$356,301	$456,700
Net income	$254,307	$244,074	$270,788	$399,613
Basic net income per share	$0.51	$0.49	$0.54	$0.81
Diluted net income per share	$0.50	$0.48	$0.54	$0.80

	2015
(in thousands, except per share data)	Quarter Ended
	February 27	May 29	August 28	November 27
Revenue	$1,109,181	$1,162,158	$1,217,768	$1,306,404
Gross profit	$942,383	$976,985	$1,026,783	$1,105,043
Income before income taxes	$163,248	$180,974	$232,619	$296,940
Net income	$84,888	$147,493	$174,465	$222,705
Basic net income per share	$0.17	$0.30	$0.35	$0.45
Diluted net income per share	$0.17	$0.29	$0.34	$0.44
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks with the exception of the first quarter of fiscal 2016 which was comprised of 14 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:
We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 2, 2016 and November 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 2, 2016. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of December 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 2, 2016 and November 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP
Santa Clara, California
January 20, 2017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 2, 2016. Based on their evaluation as of December 2, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2016. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 2, 2016, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 2, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) is incorporated herein by reference to our 2017 Proxy Statement. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2017 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2017 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated herein by reference to our 2017 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2017 Proxy Statement.
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
Date: January 20, 2017

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

Signature	Title	Date

/s/ JOHN E. WARNOCK		January 20, 2017
John E. Warnock	Chairman of the Board of Directors

/s/ CHARLES M. GESCHKE		January 20, 2017
Charles M. Geschke	Chairman of the Board of Directors

/s/ SHANTANU NARAYEN		January 20, 2017
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 20, 2017
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD T. ROWLEY		January 20, 2017
Richard T. Rowley	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ AMY BANSE		January 20, 2017
Amy Banse	Director

Signature	Title	Date

/s/ EDWARD W. BARNHOLT		January 20, 2017
Edward W. Barnholt	Director

/s/ ROBERT K. BURGESS		January 20, 2017
Robert K. Burgess	Director

/s/ FRANK CALDERONI		January 20, 2017
Frank Calderoni	Director

/s/ JAMES E. DALEY		January 20, 2017
James E. Daley	Director

/s/ LAURA DESMOND		January 20, 2017
Laura Desmond	Director

/s/ DANIEL L. ROSENSWEIG		January 20, 2017
Daniel L. Rosensweig	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Adobe
Adobe Connect
Adobe CreativeSync
Adobe Premiere
Adobe Sensei
After Effects
Behance
Creative Cloud
Dreamweaver
Flash
Fotolia
Illustrator
InCopy
InDesign
Lightroom
LiveCycle
Photoshop
PostScript
Reader
Typekit

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe Systems Incorporated and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2A	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6	000-15175

10.2B	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8	333-39524

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.4A	2003 Equity Incentive Plan, as amended*	8-K	4/14/16	10.1	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.6	000-15175

10.4D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.4E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.4G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.4H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.4I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.4J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.4K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.4L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.4M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.4N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.4O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.5A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.5B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.5C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.6	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.7	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.8B	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2	000-15175

10.8C	Master Amendment No. 2 among Adobe Systems Incorporated, Selco Service Corporation and KeyBank National Association dated October 31, 2011	10-K	1/22/13	10.13	000-15175

10.9	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.10A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.10B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.11	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.12	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.13	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.14	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.15	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.16	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.17	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.18	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.19	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.20	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.21A	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder*	S-1	3/26/14	10.2	333-194817

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.21B	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder*	S-1A	7/7/14	10.3	333-194817

10.22	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.23	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.24	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.25A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.25B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.26	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.27	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.28	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.29	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.30	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.31	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.32	Description of 2017 Director Compensation*					X

10.33A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.33B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.33C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.34	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

10.35	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan	S-8	3/13/15	99.1	333-202732

12.1	Ratio of Earnings to Fixed Charges					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11 through 10.13 are to filings made by Omniture, Inc. References to Exhibits 10.21A and 10.21B are to filings made by TubeMogul, Inc.

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