Form 10-Q
period 2017-03-03
ADOBE SYSTEMS INC
filed 2017-03-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2017

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of March 24, 2017 was 494,697,996.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 3, 2017	December 2, 2016
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,068,896	$1,011,315
Short-term investments	3,578,721	3,749,985
Trade receivables, net of allowances for doubtful accounts of $8,265 and $6,214, respectively	850,840	833,033
Prepaid expenses and other current assets	257,105	245,441
Total current assets	5,755,562	5,839,774
Property and equipment, net	821,730	816,264
Goodwill	5,753,575	5,406,474
Purchased and other intangibles, net	489,202	414,405
Investment in lease receivable	80,439	80,439
Other assets	144,275	139,890
Total assets	$13,044,783	$12,697,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$191,484	$88,024
Accrued expenses	763,012	739,630
Income taxes payable	11,565	38,362
Deferred revenue	1,988,008	1,945,619
Total current liabilities	2,954,069	2,811,635
Long-term liabilities:
Debt	1,884,074	1,892,200
Deferred revenue	72,238	69,131
Income taxes payable	148,796	184,381
Deferred income taxes	286,407	217,660
Other liabilities	110,509	97,404
Total liabilities	5,456,093	5,272,411
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 495,130 and 494,254 shares outstanding, respectively	61	61
Additional paid-in-capital	4,719,966	4,616,331
Retained earnings	8,299,362	8,114,517
Accumulated other comprehensive income (loss)	(185,409)	(173,602)
Treasury stock, at cost (105,704 and 106,580 shares, respectively), net of reissuances	(5,245,290)	(5,132,472)
Total stockholders’ equity	7,588,690	7,424,835
Total liabilities and stockholders’ equity	$13,044,783	$12,697,246
_________________________________________

(*)
The condensed consolidated balance sheet as of December 2, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 3, 2017	March 4, 2016
Revenue:
Subscription	$1,383,856	$1,070,250
Product	183,385	201,112
Services and support	114,405	111,973
Total revenue	1,681,646	1,383,335
Cost of revenue:
Subscription	141,181	107,275
Product	14,333	20,299
Services and support	81,823	70,998
Total cost of revenue	237,337	198,572
Gross profit	1,444,309	1,184,763
Operating expenses:
Research and development	285,077	237,204
Sales and marketing	520,297	474,891
General and administrative	150,808	146,516
Amortization of purchased intangibles	19,128	18,394
Total operating expenses	975,310	877,005
Operating income	468,999	307,758
Non-operating income (expense):
Interest and other income (expense), net	7,206	4,187
Interest expense	(18,130)	(18,469)
Investment gains (losses), net	2,557	(1,169)
Total non-operating income (expense), net	(8,367)	(15,451)
Income before income taxes	460,632	292,307
Provision for income taxes	62,186	38,000
Net income	$398,446	$254,307
Basic net income per share	$0.81	$0.51
Shares used to compute basic net income per share	494,612	499,125
Diluted net income per share	$0.80	$0.50
Shares used to compute diluted net income per share	500,861	505,676

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 3, 2017	March 4, 2016
	Increase/(Decrease)
Net income	$398,446	$254,307
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1,024	(1,627)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(160)	(44)
Net increase (decrease) from available-for-sale securities	864	(1,671)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	6,709	(1,711)
Reclassification adjustment for recognized gains / losses on derivative instruments	(18,184)	(2,935)
Net increase (decrease) from derivatives designated as hedging instruments	(11,475)	(4,646)
Foreign currency translation adjustments	(1,196)	23,718
Other comprehensive income (loss), net of taxes	(11,807)	17,401
Total comprehensive income, net of taxes	$386,639	$271,708

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 3, 2017	March 4, 2016
Cash flows from operating activities:
Net income	$398,446	$254,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	80,809	81,200
Stock-based compensation	98,310	92,310
Deferred income taxes	60,315	56,906
Unrealized losses (gains) on investments, net	(1,021)	2,047
Excess tax benefits from stock-based compensation	—	(14,859)
Other non-cash items	115	(1,420)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	184,250	74,274
Prepaid expenses and other current assets	(10,758)	(84,832)
Trade payables	32,816	(21,601)
Accrued expenses	(92,105)	(81,111)
Income taxes payable	(61,639)	16,940
Deferred revenue	40,832	123,366
Net cash provided by operating activities	730,370	497,527
Cash flows from investing activities:
Purchases of short-term investments	(476,014)	(534,310)
Maturities of short-term investments	219,091	178,939
Proceeds from sales of short-term investments	426,243	194,515
Acquisitions, net of cash acquired	(459,626)	—
Purchases of property and equipment	(30,903)	(46,200)
Purchases of long-term investments and other assets	(18,218)	(51,892)
Proceeds from sale of long-term investments	545	106
Net cash used for investing activities	(338,882)	(258,842)
Cash flows from financing activities:
Purchases of treasury stock	(200,000)	(150,000)
Proceeds from issuance of treasury stock	51,787	45,544
Taxes paid related to net share settlement of equity awards	(183,014)	(194,795)
Excess tax benefits from stock-based compensation	—	14,859
Repayment of capital lease obligations	(268)	—
Net cash used for financing activities	(331,495)	(284,392)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,412)	(157)
Net increase (decrease) in cash and cash equivalents	57,581	(45,864)
Cash and cash equivalents at beginning of period	1,011,315	876,560
Cash and cash equivalents at end of period	$1,068,896	$830,696
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$27,254	$15,973
Cash paid for interest	$24,888	$26,077
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$10,348	$—

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016 on file with the SEC (our “Annual Report”).
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets, condensed consolidated statements of income and condensed consolidated statements of cash flows.
Recently Adopted Accounting Guidance
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted.
We early adopted this standard during the first quarter of fiscal 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than paid-in capital on a prospective basis. Accordingly, we recorded excess tax benefits within our provision for income taxes, rather than additional paid-in capital, during the three months ended March 3, 2017. The cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our condensed consolidated balance sheets.
We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our condensed consolidated statements of cash flows for the three months ended March 3, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted in our condensed consolidated statements of cash flows.
Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.
Significant Accounting Policies
There have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and, therefore, may vary in some instances.
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 3, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. During the first quarter of fiscal 2017, we began integrating TubeMogul into our Digital Marketing reportable segment.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. The total purchase price for TubeMogul was $560.8 million which was preliminarily allocated to goodwill that is non-deductible for tax purposes for $349.4 million, to identifiable intangible assets for $113.1 million and to net assets acquired for $98.3 million. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including calculation of deferred tax assets and liabilities.
Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material.

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
Cash, cash equivalents and short-term investments consisted of the following as of March 3, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$284,102	$—	$—	$284,102
Cash equivalents:
Corporate bonds and commercial paper	1,030	—	—	1,030
Money market mutual funds	762,830	—	—	762,830
Time deposits	20,934	—	—	20,934
Total cash equivalents	784,794	—	—	784,794
Total cash and cash equivalents	1,068,896	—	—	1,068,896
Short-term fixed income securities:
Asset-backed securities	111,952	8	(437)	111,523
Corporate bonds and commercial paper	2,394,514	3,755	(8,440)	2,389,829
Municipal securities	137,243	62	(198)	137,107
U.S. agency securities	28,541	15	—	28,556
U.S. Treasury securities	913,704	55	(2,053)	911,706
Total short-term investments	3,585,954	3,895	(11,128)	3,578,721
Total cash, cash equivalents and short-term investments	$4,654,850	$3,895	$(11,128)	$4,647,617

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 3, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,228,225	$(8,420)	$1,282,076	$(9,474)
Asset-backed securities	99,481	(436)	54,063	(189)
Municipal securities	58,653	(198)	114,810	(525)
U.S. Treasury and agency securities	812,832	(2,053)	580,529	(1,470)
Total	$2,199,191	$(11,107)	$2,031,478	$(11,658)

There were 1,019 securities and 1,052 securities in an unrealized loss position for less than twelve months at March 3, 2017 and at December 2, 2016, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of March 3, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$16,445	$(20)	$39,162	$(80)
Asset-backed securities	510	(1)	1,331	(1)
Total	$16,955	$(21)	$40,493	$(81)
There were 12 securities and 23 securities in an unrealized loss position for more than twelve months at March 3, 2017 and at December 2, 2016, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 3, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,072,212	$1,072,109
Due between one and two years	1,332,306	1,330,659
Due between two and three years	771,270	767,999
Due after three years	410,166	407,954
Total	$3,585,954	$3,578,721
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our condensed consolidated statements of income. During the three months ended March 3, 2017 and March 4, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 3, 2017.
The fair value of our financial assets and liabilities at March 3, 2017 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$1,030	$—	$1,030	$—
Money market mutual funds	762,830	762,830	—	—
Time deposits	20,934	20,934	—	—
Short-term investments:
Asset-backed securities	111,523	—	111,523	—
Corporate bonds and commercial paper	2,389,829	—	2,389,829	—
Municipal securities	137,107	—	137,107	—
U.S. agency securities	28,556	—	28,556	—
U.S. Treasury securities	911,706	—	911,706	—
Prepaid expenses and other current assets:
Foreign currency derivatives	26,962	—	26,962	—
Other assets:
Deferred compensation plan assets	48,892	1,698	47,194	—
Interest rate swap derivatives	4,104	—	4,104	—
Total assets	$4,443,473	$785,462	$3,658,011	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,585	$—	$1,585	$—
Total liabilities	$1,585	$—	$1,585	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 3, 2017, we determined there were no other-than-temporary impairments on our cost method investments. For the three months ended March 4, 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value.
As of March 3, 2017, the carrying value of our lease receivables approximated fair value, based on Level 2 valuation inputs which include Treasury rates, London Interbank Offered Rate (“LIBOR”) interest rates and applicable credit spreads. See Note 11 for further details regarding our investment in lease receivable.
The fair value of our senior notes was $1.98 billion as of March 3, 2017, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
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
Fair Value Hedging - Hedges of Interest Rate Risk

During the third quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020. In effect, the interest rate swaps convert the fixed interest rate on these senior notes to a floating interest rate based on LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 12 for further details regarding our debt.

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

The fair value of derivative instruments on our condensed consolidated balance sheets as of March 3, 2017 and December 2, 2016 were as follows (in thousands):

	2017		2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$25,140	$—	$34,355	$—
Interest rate swap (2)	4,104	—	13,117	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,822	1,585	3,757	5,246
Total derivatives	$31,066	$1,585	$51,229	$5,246

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our condensed consolidated balance sheets.

(2)	Included in other assets or other liabilities on our condensed consolidated balance sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three months ended March 3, 2017 and March 4, 2016 was as follows (in thousands):

	2017		2016
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$6,709	$—	$(1,711)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$18,309	$—	$3,220	$—
Net gain (loss) recognized in income(3)	$(6,037)	$—	$(5,140)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,088	$—	$(965)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 3, 2017 and December 2, 2016 was $5.75 billion and $5.41 billion, respectively. The increase was due to our acquisition of TubeMogul, offset in part by foreign currency translation adjustments.
Purchased and other intangible assets subject to amortization as of March 3, 2017 and December 2, 2016 were as follows (in thousands):

	2017			2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$233,280	$(92,233)	$141,047	$149,253	$(82,091)	$67,162
Customer contracts and relationships	$568,859	$(293,595)	$275,264	$541,366	$(274,380)	$266,986
Trademarks	76,355	(49,305)	27,050	76,355	(46,846)	29,509
Acquired rights to use technology	72,672	(48,635)	24,037	87,403	(60,929)	26,474
Localization	683	(361)	322	631	(177)	454
Other intangibles	38,693	(17,211)	21,482	38,693	(14,873)	23,820
Total other intangible assets	$757,262	$(409,107)	$348,155	$744,448	$(397,205)	$347,243
Purchased and other intangible assets, net	$990,542	$(501,340)	$489,202	$893,701	$(479,296)	$414,405

Amortization expense related to purchased and other intangible assets was $38.1 million and $37.6 million for the three months ended March 3, 2017 and March 4, 2016, respectively. Of these amounts $18.7 million and 19.0 million were included in cost of sales for the three months ended March 3, 2017 and March 4, 2016, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 3, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2017	$33,543	$82,632
2018	37,851	95,004
2019	32,615	68,152
2020	30,405	39,046
2021	5,819	16,741
Thereafter	814	46,580
Total expected amortization expense	$141,047	$348,155
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of March 3, 2017 and December 2, 2016 consisted of the following (in thousands):

	2017	2016
Accrued compensation and benefits	$272,303	$339,487
Sales and marketing allowances	126,227	60,825
Accrued corporate marketing	59,050	55,218
Taxes payable	41,106	43,113
Royalties payable	24,221	25,089
Accrued interest expense	7,178	25,805
Other	232,927	190,093
Accrued expenses	$763,012	$739,630

Other primarily includes general corporate accruals including restructuring charges, and local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 3, 2017 and the fiscal year ended December 2, 2016 was as follows (in thousands):

	2017	2016
Beginning outstanding balance	8,316	10,069
Awarded	3,909	4,440
Released	(2,787)	(5,471)
Forfeited	(211)	(722)
Increase due to acquisition	595	—
Ending outstanding balance	9,822	8,316

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at March 3, 2017 and March 4, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2017
Restricted stock units outstanding	9,822	1.59	$1,002.3
Restricted stock units vested and expected to vest	8,646	1.53	$882.2
2016
Restricted stock units outstanding	8,851	1.52	$762.7
Restricted stock units vested and expected to vest	7,716	1.45	$654.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 3, 2017 and March 4, 2016 were $120.04 and $86.18, respectively.

Summary of Performance Shares
Our 2017, 2016 and 2015 Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of each grant date. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
In the first quarter of fiscal 2017, the Executive Compensation Committee approved the 2017 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.

In the first quarter of fiscal 2017, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2014 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.1 million shares. The shares granted and achieved under the 2014 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2017, if not forfeited.

In the first quarter of fiscal 2016, the Executive Compensation Committee certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 1.4 million shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2016, if not forfeited.

As of March 3, 2017, the shares awarded under our 2017, 2016 and 2015 Performance Share Programs are yet to be achieved.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our Performance Share Programs for the three months ended March 3, 2017 and the fiscal year ended December 2, 2016 (in thousands):

	2017			2016
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,630		3,261	1,940		3,881
Awarded	1,082	(1)	1,040	1,206	(2)	1,053
Achieved	(1,135)		(1,147)	(1,373)		(1,387)
Forfeited	(37)		(74)	(143)		(286)
Ending outstanding balance	1,540		3,080	1,630		3,261
_________________________________________

(1)
Included in the 1.1 million shares awarded during the three months ended March 3, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

(2)
Included in the 1.2 million shares awarded during the fiscal year ended December 2, 2016 were 0.7 million shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 3, 2017 and March 4, 2016 were as follows:

Three Months
	2017	2016
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	22% - 25%	27% - 29%
Risk free interest rate	0.62% - 1.2%	0.49% - 1.06%

Employees purchased 0.7 million shares at an average price of $71.72 and 0.7 million shares at an average price of $58.79 for the three months ended March 3, 2017 and March 4, 2016, respectively. The intrinsic value of shares purchased during the three months ended March 3, 2017 and March 4, 2016 was $20.4 million and $23.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of March 3, 2017 and December 2, 2016, we had 0.5 million and 0.6 million stock options outstanding, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Compensation Costs
As of March 3, 2017, there was $887.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 3, 2017 and March 4, 2016 were as follows (in thousands):

	2017		2016
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$393	$2,161	$373	$1,803
Cost of revenue—services and support	1,723	3,065	1,433	1,895
Research and development	4,032	33,094	3,874	29,484
Sales and marketing	4,388	32,465	4,550	29,356
General and administrative	1,230	18,316	1,233	18,747
Total	$11,766	$89,101	$11,463	$81,285

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended March 3, 2017 were as follows (in thousands):

Balance as of December 2, 2016	$8,114,517
Net income	398,446
Re-issuance of treasury stock	(213,601)
Balance as of March 3, 2017	$8,299,362
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of March 3, 2017 were as follows (in thousands):

	December 2, 2016	Increase / Decrease	Reclassification Adjustments		March 3, 2017
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$3,499	$673	$(294)		$3,878
Unrealized losses on available-for-sale securities	(11,565)	351	134		(11,080)
Total net unrealized gains on available-for-sale securities	(8,066)	1,024	(160)	(1)	(7,202)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,689	6,709	(18,184)	(2)	10,214
Cumulative foreign currency translation adjustments	(187,225)	(1,196)	—		(188,421)
Total accumulated other comprehensive income (loss), net of taxes	$(173,602)	$6,537	$(18,344)		$(185,409)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for loss on the interest rate lock agreement and gains / losses on other derivative instruments are classified in interest and other income (expense), net and revenue, respectively.

The following table sets forth the taxes related to each component of other comprehensive income for the three months ended March 3, 2017 and March 4, 2016 (in thousands):

	Three Months
	2017	2016
Available-for-sale securities:
Unrealized gains / losses	$248	$28
Reclassification adjustments	(109)	—
Subtotal available-for-sale securities	139	28
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—
Reclassification adjustments(1)	(284)	(151)
Subtotal derivatives designated as hedging instruments	(284)	(151)
Foreign currency translation adjustments	386	633
Total taxes, other comprehensive income	$241	$510
_________________________________________

(1)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. Our Board of Directors has approved our stock repurchase program wherein we were granted authority to repurchase common stock up to a specified amount and period.
In fiscal 2015, the Board of Directors approved our current stock repurchase authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. Subsequent to March 3, 2017, as part of this $2 billion stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, there will be no remaining amount under the $2 billion authority.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the first quarter of fiscal 2017, the Board of Directors approved a new stock repurchase authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.
During the three months ended March 3, 2017 and March 4, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $200 million and $150 million, respectively. The prepayment of $200 million during the three months ended March 3, 2017 and the prepayment of $150 million during the three months ended March 4, 2016 were under the $2 billion authority granted in fiscal 2015. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 3, 2017, we repurchased approximately 2.2 million shares at an average price of $107.54 through structured repurchase agreements entered into during fiscal 2016 and the three months ended March 3, 2017. During the three months ended March 4, 2016 we repurchased approximately 1.5 million shares at an average price of $88.67 through structured repurchase agreements entered into during fiscal 2015 and the three months ended March 4, 2016.
For the three months ended March 3, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 3, 2017 were excluded from the computation of earnings per share. As of March 3, 2017, $62.5 million of prepayment remained under this agreement.

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 3, 2017 and March 4, 2016 (in thousands, except per share data):

	Three Months
	2017	2016
Net income	$398,446	$254,307
Shares used to compute basic net income per share	494,612	499,125
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	5,867	5,922
Stock options	382	629
Shares used to compute diluted net income per share	500,861	505,676
Basic net income per share	$0.81	$0.51
Diluted net income per share	$0.80	$0.50
For the three months ended March 3, 2017 and March 4, 2016, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $110.75 and $87.98, respectively that would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers. We own the land and the East and West Tower buildings, and lease the Almaden Tower building as of March 3, 2017.
The lease agreement for the Almaden Tower is effective through March 2017. We are the investors in the lease receivable related to the Almaden Tower lease in the amount of $80.4 million, which is recorded as investment in lease receivable on our condensed consolidated balance sheets as of March 3, 2017. The carrying value of the lease receivable related to the Almaden Tower approximated fair value as of March 3, 2017. Under the agreement for the Almaden Tower, we have the option to purchase the building at any time during the lease term for $103.6 million. If we purchase the building, the investment in the lease receivable may be credited against the purchase price. The residual value guarantee under the Almaden Tower obligation is $89.4 million.
Subsequent to March 3, 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price. We capitalized the Almaden Tower as property and equipment on our condensed consolidated balance sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.
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
NOTE 12.  DEBT
Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs is 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
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

In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. In addition, we incurred issuance costs of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.67% for the 2025 Notes. Interest is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2015. A portion of the proceeds from this offering was used to repay $600 million in aggregate principal amount of the senior notes plus accrued and unpaid interest due February 1, 2015. The remaining proceeds were used for general corporate purposes.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 3, 2017, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.88 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the fair value of the Notes was $1.98 billion as of March 3, 2017. The total fair value of $1.98 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 3, 2017, we were in compliance with all of the covenants.
In February 2017, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $37.6 million.
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
On March 1, 2013, we exercised an option under the Credit Agreement to extend the maturity date of the Credit Agreement to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of March 3, 2017, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three months ended March 3, 2017 and March 4, 2016 included the following (in thousands):

	Three Months
	2017	2016
Interest and other income (expense), net:
Interest income	$14,157	$10,677
Foreign exchange gains (losses)	(7,131)	(6,530)
Realized gains on fixed income investment	294	333
Realized losses on fixed income investment	(134)	(289)
Other	20	(4)
Interest and other income (expense), net	$7,206	$4,187
Interest expense	$(18,130)	$(18,469)
Investment gains (losses), net:
Realized investment gains	$1,959	$1,055
Realized investment losses	—	(125)
Unrealized investment gains	598	—
Unrealized investment losses	—	(2,099)
Investment gains (losses), net	$2,557	$(1,169)
Non-operating income (expense), net	$(8,367)	$(15,451)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our segment results for the three months ended March 3, 2017 and March 4, 2016 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended March 3, 2017
Revenue	$1,138,079	$501,143	$42,424	$1,681,646
Cost of revenue	55,052	180,576	1,709	237,337
Gross profit	$1,083,027	$320,567	$40,715	$1,444,309
Gross profit as a percentage of revenue	95%	64%	96%	86%
Three months ended March 4, 2016
Revenue	$931,718	$406,246	$45,371	$1,383,335
Cost of revenue	54,547	141,917	2,108	198,572
Gross profit	$877,171	$264,329	$43,263	$1,184,763
Gross profit as a percentage of revenue	94%	65%	95%	86%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2016. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
BUSINESS OVERVIEW
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service model or a managed services model (both of which are referred to as a hosted or cloud-based model) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers, systems integrators, independent software vendors, retailers, software developers and original equipment manufacturers. In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
OPERATIONS OVERVIEW

For our first quarter of fiscal 2017, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions. Our first quarter of fiscal 2016 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2016 was a 53-week year compared with fiscal 2017 which is a 52-week year.

In our Digital Media segment, we are a market leader with Adobe Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud delivers value through frequent product updates, storage and access to user files stored in the cloud with syncing of files across users' machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities and affordable pricing for cost-sensitive customers.

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

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the first quarter of fiscal 2017 are based on currency rates set at the start of fiscal 2017 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the first quarter of fiscal 2017 was $3.76 billion, up from $3.52 billion at the end of fiscal 2016. Document Cloud ARR exiting the first quarter of fiscal 2017 was $493 million, up from $472 million at the end of fiscal 2016. Total Digital Media ARR grew to $4.25 billion at the end of the first quarter of fiscal 2017, up from $3.99 billion at the end of fiscal 2016.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2017 was $942.2 million, up from $732.9 million in the first quarter of fiscal 2016 and representing 29% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2017 was $195.9 million, slightly down from $198.8 million in the first quarter of fiscal 2016 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1,138.1 million in the first quarter of fiscal 2017, up from $931.7 million in the first quarter of fiscal 2016 and representing 22% year-over-year growth.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Digital Marketing business provides comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. We deliver these capabilities through our Adobe Marketing Cloud, an integrated offering enabling marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. With its broad set of solutions, including Adobe Analytics, Adobe Target, Adobe Social, Adobe Media Optimizer (“AMO”), Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Audience Manager and Adobe Primetime, as well as real-time dashboards and a collaborative interface, customers of Adobe Marketing Cloud are able to combine data, insights and digital content to deliver a personalized, relevant experience to their constituents.

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

We utilize a direct salesforce to market and license our Adobe Marketing Cloud solutions, as well as an extensive ecosystem of partners including marketing agencies, systems integrators and developers that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Marketing Cloud revenue of $477.3 million in the first quarter of fiscal 2017, which represents 26% year-over-year revenue growth. In December 2016, we acquired TubeMogul and we began integrating TubeMogul in our Digital Marketing business in the first quarter of fiscal 2017. TubeMogul’s advertising platform offerings contributed $32.1 million to the increase in Marketing Cloud revenue in the first quarter of fiscal 2017. We expect that the addition of TubeMogul and sustained demand across our portfolio of Marketing Cloud solutions will drive revenue growth in future years.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 3, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2016.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the First Quarter of Fiscal 2017

•
Our results of operations for the first quarter of fiscal 2016 were favorably impacted by an extra week due to our first quarter of fiscal 2016 having 14 weeks as compared to 13 weeks in the first quarter of fiscal 2017.

•
Total Digital Media ARR of approximately $4.25 billion as of March 3, 2017 increased by $265 million, or 7%, from $3.99 billion as of December 2, 2016. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Document Cloud subscription offerings.

•
Creative revenue during the three months ended March 3, 2017 of $942.2 million increased by $209.3 million, or 29% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Marketing Cloud revenue of $477.3 million during the three months ended March 3, 2017 increased by $99.9 million, or 26%, compared with the year-ago period. The increase was primarily due to continued adoption of our AEM offerings and increases in revenue associated with AMO which includes revenue from our advertising platform offerings from our acquisition of TubeMogul in the first quarter of fiscal 2017.

•
Our total deferred revenue of $2.06 billion as of March 3, 2017 increased by $45.5 million, or 2%, from $2.01 billion as of December 2, 2016 primarily due to new contracts and renewals for our Adobe Marketing Cloud services.

•
Cost of revenue of $237.3 million during the three months ended March 3, 2017 increased by $38.8 million, or 19%, compared with the year-ago period primarily due to increases in data center costs, media costs related to our advertising platform offerings from our acquisition of TubeMogul in the first quarter of fiscal 2017, and costs associated with compensation and related benefits driven by increased headcount.

•
Operating expenses of $975.3 million during the three months ended March 3, 2017 increased by $98.3 million, or 11%, compared with the year-ago period primarily due to increases in costs associated with compensation and related benefits driven by increased headcount.

•	Net income of $398.4 million during the three months ended March 3, 2017 increased by $144.1 million, or 57%, compared with the year-ago period primarily due to subscription revenue increases.

•
Net cash flow from operations of $730.4 million during the three months ended March 3, 2017 increased by $232.8 million, or 47%, compared to the three months ended March 4, 2016 primarily due to higher net income and the decrease in trade receivables, excluding TubeMogul acquired trade receivables.

Revenue for the Three Months Ended March 3, 2017 and March 4, 2016 (dollars in millions)

Revenue for the three months ended March 4, 2016 were favorably impacted by an extra week due to our first quarter of fiscal 2016 having 14 weeks as compared to 13 weeks in the first quarter of fiscal 2017.

	Three Months
	2017	2016	% Change
Subscription	$1,383.8	$1,070.2	29%
Percentage of total revenue	82%	77%
Product	183.4	201.1	(9)%
Percentage of total revenue	11%	15%
Services and support	114.4	112.0	2%
Percentage of total revenue	7%	8%
Total revenue	$1,681.6	$1,383.3	22%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Marketing Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.
As described in Note 14 of our notes to condensed consolidated financial statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three months ended March 3, 2017 and March 4, 2016 are as follows (dollars in millions):

	Three Months
	2017	2016	% Change
Digital Media	$1,006.9	$781.9	29%
Digital Marketing	367.1	280.9	31%
Print and Publishing	9.8	7.4	32%
Total subscription revenue	$1,383.8	$1,070.2	29%

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

Segment Information (dollars in millions)

	Three Months
	2017	2016	% Change
Digital Media	$1,138.1	$931.7	22%
Percentage of total revenue	68%	68%
Digital Marketing	501.1	406.2	23%
Percentage of total revenue	30%	29%
Print and Publishing	42.4	45.4	(7)%
Percentage of total revenue	2%	3%
Total revenue	$1,681.6	$1,383.3	22%

Digital Media

Revenue from Digital Media increased $206.4 million during the three months ended March 3, 2017, as compared to the three months ended March 4, 2016 primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetual creative and stock photography offerings, increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increases in number of paid Creative Cloud individual and team subscriptions. These increases were slightly offset by expected declines in revenue associated with our perpetual creative offerings.

Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, decreased slightly during the three months ended March 3, 2017 as compared to the year ago period primarily due to expected decreases in revenue associated with our perpetual Acrobat license offering. The decreases were partially offset by increases in revenue associated with our Document Cloud subscription offerings as we continue to migrate more customers to our Document Cloud, as well as increases in Adobe Sign revenue.

Digital Marketing

Revenue from Digital Marketing increased $94.9 million during the three months ended March 3, 2017, as compared to the three months ended March 4, 2016 primarily due to continued revenue growth associated with our Adobe Marketing Cloud, which increased 26% during the three months ended March 3, 2017 as compared to the year-ago period. The increases in Adobe Marketing Cloud revenue were primarily driven by the continued adoption of our AEM offerings and increases in revenue associated with AMO which includes revenue from our advertising platform offerings from our acquisition of TubeMogul in the first quarter of fiscal 2017. Also contributing to the increase in Adobe Marketing Cloud revenue were increases in revenue associated with Adobe Campaign and Adobe Audience Manager during the three months ended March 3, 2017.
Geographical Information (dollars in millions)

	Three Months
	2017	2016	% Change
Americas	$975.8	$806.5	21%
Percentage of total revenue	58%	58%
EMEA	459.1	385.6	19%
Percentage of total revenue	27%	28%
APAC	246.7	191.2	29%
Percentage of total revenue	15%	14%
Total revenue	$1,681.6	$1,383.3	22%

Overall revenue during the three months ended March 3, 2017 increased in all geographic regions as compared to the three months ended March 4, 2016 primarily due to increases in Digital Media and Digital Marketing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies.
Foreign currency impacts to revenue for the three months ended March 3, 2017 are shown below.

(in millions)	2017
Revenue impact:	Increase/ (Decrease)
Euro	$(3.9)
British Pound	(16.4)
Japanese Yen	7.6
Other currencies	0.8
Total revenue impact	(11.9)
Hedging impact:
Euro	7.9
British Pound	5.0
Japanese Yen	5.4
Total hedging impact	18.3
Total impact	$6.4
During the three months ended March 3, 2017, the relative strength of the U.S. Dollar against EMEA currencies caused revenue in EMEA measured in U.S. Dollar equivalents to decrease as compared to the year-ago periods. These decreases were slightly offset by hedging gains from our EMEA currency hedging programs during the three months ended March 3, 2017.

Cost of Revenue for the Three Months Ended March 3, 2017 and March 4, 2016 (dollars in millions)

	Three Months
	2017	2016	% Change
Subscription	$141.2	$107.3	32%
Percentage of total revenue	8%	8%
Product	14.3	20.3	(30)%
Percentage of total revenue	1%	1%
Services and support	81.8	71.0	15%
Percentage of total revenue	5%	5%
Total cost of revenue	$237.3	$198.6	19%
 Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources for our advertising platform offerings.
Cost of subscription revenue increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 due to the following:

% Change 2017-2016 QTD
Data center costs	11%
Media costs	10
Compensation and related benefits associated with headcount	6
Compensation associated with cash and stock-based incentives	2
Royalty cost	1
Various individually insignificant items	2
Total change	32%

Data center costs increased during the three months ended March 3, 2017 as compared to the year-ago periods primarily due to higher transaction volumes in our Adobe Marketing Cloud and Creative Cloud services. Also contributing to the increase in cost of subscription revenue during the three months ended March 3, 2017 were increases in media costs related to our advertising platform offerings from our acquisition of TubeMogul in the first quarter of fiscal 2017.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 primarily due to decreases in amortization of purchased intangibles and royalty costs.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 due to the following:

% Change 2017-2016 QTD
Compensation and related benefits associated with headcount	16%
Compensation associated with cash and stock-based incentives	1
Professional and consulting fees	(5)
Various individually insignificant items	3
Total change	15%
Professional and consulting fees decreased during the three months ended March 3, 2017 as compared to the year-ago period primarily due to decreased usage of outside consultants to provide consulting and training services to our customers.

Operating Expenses for the Three Months Ended March 3, 2017 and March 4, 2016 (dollars in millions)

	Three Months
	2017	2016	% Change
Research and development	$285.1	$237.2	20%
Percentage of total revenue	17%	17%
Sales and marketing	520.3	474.9	10%
Percentage of total revenue	31%	34%
General and administrative	150.8	146.5	3%
Percentage of total revenue	9%	11%
Amortization of purchased intangibles	19.1	18.4	4%
Percentage of total revenue	1%	1%
Total operating expenses	$975.3	$877.0	11%
Research and Development, Sales and Marketing, and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 was primarily due to increases in costs associated with compensation and related benefits driven by increased headcount.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 due to the following:

% Change 2017-2016 QTD
Compensation and related benefits associated with headcount	11%
Compensation associated with cash and stock-based incentives	3
Professional and consulting fees	2
Seminars and events	4
Total change	20%
The increase in seminars and events during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2017 that did not occur during the first quarter of fiscal 2016.

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
Sales and marketing expenses increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 due to the following:

% Change 2017-2016 QTD
Compensation and related benefits associated with headcount	5%
Professional and consulting fees	2
Marketing spending related to offering launches and overall marketing efforts	1
Various individually insignificant items	2
Total change	10%

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

General and administrative expenses increased during the three months ended March 3, 2017 as compared to the three months ended March 4, 2016 due to the following:

% Change 2017-2016 QTD
Compensation and related benefits associated with headcount	3%
Compensation associated with cash and stock-based incentives	2
Professional and consulting fees	(3)
Various individually insignificant items	1
Total change	3%

Non-Operating Income (Expense), Net for the Three Months Ended March 3, 2017 and March 4, 2016 (dollars in millions)

	Three Months
	2017	2016	% Change
Interest and other income (expense), net	$7.2	$4.2	71%
Percentage of total revenue	*	*
Interest expense	(18.1)	(18.5)	(2)%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	2.5	(1.2)	**
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(8.4)	$(15.5)	(46)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

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
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Provision for Income Taxes for the Three Months Ended March 3, 2017 and March 4, 2016 (dollars in millions)

	Three Months
	2017	2016	% Change
Provision	$62.2	$38.0	64%
Percentage of total revenue	4%	3%
Effective tax rate	14%	13%

Our effective tax rate increased by one percentage point for the three months ended March 3, 2017 as compared to the three months ended March 4, 2016. The increase was due to a one-time tax cost associated with licensing acquired company assets to our trading companies. The increase was offset by the recognition of excess tax benefits due to our early adoption of the new accounting guidance relating to stock-based compensation and the completion of certain income tax examinations. In addition, the effective tax rate during the three months ended March 4, 2016 included a one-time tax benefit related to the retroactive reinstatement of the fiscal 2015 U.S. Research and Development credit.
As described in Note 1 of our notes to condensed consolidated financial statements, we early adopted the updated accounting standard for share-based payment accounting in the three months ended March 3, 2017. As a result, we recorded deferred tax attributes that we were previously tracking pursuant to the rules that preceded this standard. The deferred tax asset recorded with the adoption was offset by the establishment of a valuation allowance.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at March 3, 2017 was $152.2 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 3, 2017 were recognized in the future, $126.4 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $25.8 million federal benefit related to deducting certain payments on future state tax returns.
As of March 3, 2017, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $17.2 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $25.0 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 3, 2017	December 2, 2016
Cash and cash equivalents	$1,068.9	$1,011.3
Short-term investments	$3,578.7	$3,750.0
Working capital	$2,801.5	$3,028.1
Stockholders’ equity	$7,588.7	$7,424.8
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 3, 2017	March 4, 2016
Net cash provided by operating activities	$730.4	$497.5
Net cash used for investing activities	(338.9)	(258.8)
Net cash used for financing activities	(331.5)	(284.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.4)	(0.2)
Net increase (decrease) in cash and cash equivalents	$57.6	$(45.9)

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $730.4 million for the three months ended March 3, 2017 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables excluding TubeMogul acquired trade receivables, and increases in deferred revenue. Trade receivables declined primarily due to strong collections and improved revenue linearity during the three months ended March 3, 2017. The increase in deferred revenue was primarily due to increases in Digital Marketing hosted services, offset in part by decreases in site and term licenses for certain offerings.

The primary working capital uses of cash were decreases in accrued expenses and income taxes payable. Accrued expenses decreased primarily due to payment of fiscal 2016 bonuses, commissions, and other incentive plans in the first quarter of fiscal 2017. We also made a semi-annual interest payment associated with our senior notes during the three months ended March 3, 2017. These reductions were partially offset by additional interest accruals made during the period. Income taxes payable decreased primarily due to the completion of certain income tax audits and taxes paid, offset in part by increases to the tax provision for the three months ended March 3, 2017.

Cash Flows from Investing Activities
Net cash used for investing activities of $338.9 million for the three months ended March 3, 2017 was primarily due to purchases of short-term investments and our acquisition of TubeMogul. Other uses of cash during the three months ended March 3, 2017 represented purchases of property and equipment and purchases of long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments.

Cash Flows from Financing Activities
Net cash used for financing activities of $331.5 million was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards. See the section titled “Stock Repurchase Program” discussed below.
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

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of March 3, 2017, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of March 3, 2017, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 65% of our consolidated invested balances during the three months ended March 3, 2017.

Subsequent to March 3, 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price.
Stock Repurchase Program

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. Our Board of Directors has approved our stock repurchase program wherein we were granted authority to repurchase common stock up to a specified amount and period.
In fiscal 2015, the Board of Directors approved our current stock repurchase authority to repurchase up to $2 billion in common stock through the end of fiscal 2017. Subsequent to March 3, 2017, as part of this $2 billion stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, there will be no remaining amount under the $2 billion authority.

In the first quarter of fiscal 2017, the Board of Directors approved a new stock repurchase authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.
During the three months ended March 3, 2017 and March 4, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $200 million and $150 million, respectively. The prepayment of $200 million during the three months ended March 3, 2017 and the prepayment of $150 million during the three months ended March 4, 2016 were under the $2 billion authority granted in fiscal 2015. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 3, 2017, we repurchased approximately 2.2 million shares at an average price of $107.54 through structured repurchase agreements entered into during fiscal 2016 and the three months ended March 3, 2017. During the three months ended March 4, 2016, we repurchased approximately 1.5 million shares at an average price of $88.67 through structured repurchase agreements entered into during fiscal 2015 and the three months ended March 4, 2016.
For the three months ended March 3, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 3, 2017 were excluded from the computation of earnings per share. As of March 3, 2017, $62.5 million of prepayment remained under this agreement.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 3, 2017.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of March 3, 2017 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the three months ended March 3, 2017. See Notes 11 and 12 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Purchase Obligations
The following table updates our purchase obligations as of March 3, 2017 (in millions).

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$300.0	$20.0	$60.0	$220.0	$—

Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At March 3, 2017, our maximum commitment for interest payments was $388.3 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of March 3, 2017, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our credit agreement we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the three months ended March 3, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 3, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 3, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 2, 2016.

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
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer-than-expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternative licensing arrangements. If any of our assumptions about revenue from our new businesses or our subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
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
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as collect, use, transmit, and store data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection or transmission could expose us to liability and harm our business and reputation.

Most of our lines of business and services, including our online store at adobe.com, Creative Cloud, Document Cloud, other hosted Digital Media offerings and our Adobe Marketing Cloud solutions, rely on hardware and services hosted and controlled directly by us or by our third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

We hold large amounts of customer data, most of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to or disclosure of data stored on our computers or our service providers’ systems may be accessed through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, the Financial Accounting Standards Board has issued new accounting standards for revenue recognition and leasing and while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these updated standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part I. Item 1, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.”
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
U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). Any perception of our practices, products or services as a violation of individual privacy rights, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, both laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby reducing our revenue.
On behalf of certain customers, we collect and store anonymous and personal information derived from the activities of end users with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, storage, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among consumers depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such consumers’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our standardized customer contract, we obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent for the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false, inaccurate, or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries have enacted laws that expand the scope of privacy-related obligations required of service providers, such as Adobe, requiring additional compliance expense and increasing our liability risk.
Transferring personal information across international borders in becoming increasingly more complex. For example, European data transfers outside the European Economic Area are highly regulated. And, the mechanisms that we and many other companies rely upon for European data transfers (Privacy Shield and Model Clauses) are being contested in the European court system. In the last year, at least one EU regulator determined that, with respect to a small number of vendors that process certain of our EU employee data, we did not implement appropriate means quickly enough, resulting in a small fine levied against us. We are closely monitoring developments related to requirements for transferring personal data outside the EU, such as Privacy Shield and Model Clauses. These requirements may result in an increase in the obligations required of us to provide our services in the EU and in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, financial condition and results of operations.

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
Our cash equivalent and short-term investment portfolio as of March 3, 2017 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 3, 2017, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 3, 2017. See Note 9 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$600,096
December 3—December 30, 2016
Shares repurchased	963	$103.91	963	$(100,096)
December 31—January 27, 2017
Shares repurchased	649	$106.09	649	$(68,852)	(2)
January 28—March 3, 2017
Shares repurchased	597	$114.97	597	$(68,621)	(2)
Additional repurchase authority granted(3)				$2,500,000
Total	2,209		2,209	$2,862,527
_________________________________________

(1)	In January 2015, the Board of Directors granted authority to repurchase up to $2.0 billion in common stock through the end of fiscal 2017.

(2)
In December 2016, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200 million. As of March 3, 2017, $62.5 million of the prepayment remained under this agreement.

(3)
In January 2017, the Board of Directors approved a new stock repurchase authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. The new authority approved by our Board of Directors is similar to our previous $2.0 billion authority.

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

Date: March 29, 2017

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Reader
TubeMogul

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/14/16	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.3G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.3H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3P	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3Q	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.20	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.11	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.12	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.13	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.14	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.15	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.16	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.17	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.18	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.19	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.20	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.21	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.22	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.23	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.24A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.24B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.25	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.26	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.27	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.28	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.29	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.30	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.31	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.32A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.32B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.32C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.33	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

10.34	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan	S-8	3/13/15	99.1	333-202732

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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