Form 10-Q
period 2017-06-02
ADOBE SYSTEMS INC
filed 2017-06-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2017

 or

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
 _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of June 23, 2017 was 493,405,675.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 2, 2017	December 2, 2016
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,316,950	$1,011,315
Short-term investments	3,614,563	3,749,985
Trade receivables, net of allowances for doubtful accounts of $9,201 and $6,214, respectively	901,452	833,033
Prepaid expenses and other current assets	219,232	245,441
Total current assets	6,052,197	5,839,774
Property and equipment, net	924,108	816,264
Goodwill	5,788,703	5,406,474
Purchased and other intangibles, net	453,834	414,405
Investment in lease receivable	—	80,439
Other assets	146,058	139,890
Total assets	$13,364,900	$12,697,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$77,905	$88,024
Accrued expenses	865,385	739,630
Income taxes payable	98,653	38,362
Deferred revenue	2,005,953	1,945,619
Total current liabilities	3,047,896	2,811,635
Long-term liabilities:
Debt	1,888,398	1,892,200
Deferred revenue	69,039	69,131
Income taxes payable	163,624	184,381
Deferred income taxes	279,649	217,660
Other liabilities	112,296	97,404
Total liabilities	5,560,902	5,272,411
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 493,324 and 494,254 shares outstanding, respectively	61	61
Additional paid-in-capital	4,836,786	4,616,331
Retained earnings	8,652,752	8,114,517
Accumulated other comprehensive income (loss)	(146,752)	(173,602)
Treasury stock, at cost (107,510 and 106,580 shares, respectively), net of reissuances	(5,538,849)	(5,132,472)
Total stockholders’ equity	7,803,998	7,424,835
Total liabilities and stockholders’ equity	$13,364,900	$12,697,246
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

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2, 2017	June 3, 2016	June 2, 2017	June 3, 2016
Revenue:
Subscription	$1,483,690	$1,083,708	$2,867,546	$2,153,958
Product	171,545	196,500	354,930	397,612
Services and support	116,955	118,501	231,360	230,474
Total revenue	1,772,190	1,398,709	3,453,836	2,782,044
Cost of revenue:
Subscription	142,734	115,399	283,915	222,674
Product	15,488	15,756	29,821	36,055
Services and support	81,138	70,924	162,961	141,922
Total cost of revenue	239,360	202,079	476,697	400,651
Gross profit	1,532,830	1,196,630	2,977,139	2,381,393
Operating expenses:
Research and development	299,401	232,484	584,478	469,688
Sales and marketing	553,098	462,789	1,073,395	937,680
General and administrative	156,929	138,130	307,737	284,646
Amortization of purchased intangibles	19,320	18,988	38,448	37,382
Total operating expenses	1,028,748	852,391	2,004,058	1,729,396
Operating income	504,082	344,239	973,081	651,997
Non-operating income (expense):
Interest and other income (expense), net	5,154	6,083	12,360	10,270
Interest expense	(18,347)	(17,174)	(36,477)	(35,643)
Investment gains (losses), net	1,729	(3,318)	4,286	(4,487)
Total non-operating income (expense), net	(11,464)	(14,409)	(19,831)	(29,860)
Income before income taxes	492,618	329,830	953,250	622,137
Provision for income taxes	118,228	85,756	180,414	123,756
Net income	$374,390	$244,074	$772,836	$498,381
Basic net income per share	$0.76	$0.49	$1.56	$1.00
Shares used to compute basic net income per share	494,371	499,974	494,492	499,534
Diluted net income per share	$0.75	$0.48	$1.54	$0.99
Shares used to compute diluted net income per share	500,351	504,725	501,032	505,666

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2, 2017	June 3, 2016	June 2, 2017	June 3, 2016
	Increase/(Decrease)		Increase/(Decrease)
Net income	$374,390	$244,074	$772,836	$498,381
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	8,665	20,250	9,690	18,623
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(246)	(1,070)	(406)	(1,114)
Net increase (decrease) from available-for-sale securities	8,419	19,180	9,284	17,509
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(4,579)	(2,433)	2,130	(4,144)
Reclassification adjustment for recognized gains / losses on derivative instruments	(13,065)	(3,373)	(31,249)	(6,308)
Net increase (decrease) from derivatives designated as hedging instruments	(17,644)	(5,806)	(29,119)	(10,452)
Foreign currency translation adjustments	47,881	5,259	46,685	28,976
Other comprehensive income (loss), net of taxes	38,656	18,633	26,850	36,033
Total comprehensive income, net of taxes	$413,046	$262,707	$799,686	$534,414

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 2, 2017	June 3, 2016
Cash flows from operating activities:
Net income	$772,836	$498,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	162,444	165,661
Stock-based compensation	214,359	177,879
Deferred income taxes	52,275	50,853
Unrealized losses (gains) on investments, net	(2,600)	5,387
Excess tax benefits from stock-based compensation	—	(65,289)
Other non-cash items	1,481	(875)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	132,275	8,622
Prepaid expenses and other current assets	14,765	(103,044)
Trade payables	(80,819)	(18,723)
Accrued expenses	12,728	(14,490)
Income taxes payable	39,875	90,158
Deferred revenue	55,578	191,722
Net cash provided by operating activities	1,375,197	986,242
Cash flows from investing activities:
Purchases of short-term investments	(1,013,823)	(1,126,282)
Maturities of short-term investments	409,830	366,442
Proceeds from sales of short-term investments	743,234	450,187
Acquisitions, net of cash acquired	(459,626)	(48,427)
Purchases of property and equipment	(86,200)	(99,959)
Purchases of long-term investments and other assets	(20,608)	(52,563)
Proceeds from sale of long-term investments	764	255
Net cash used for investing activities	(426,429)	(510,347)
Cash flows from financing activities:
Purchases of treasury stock	(500,000)	(375,000)
Proceeds from issuance of treasury stock	52,830	52,285
Taxes paid related to net share settlement of equity awards	(197,845)	(207,833)
Excess tax benefits from stock-based compensation	—	65,289
Repayment of capital lease obligations	(912)	(21)
Net cash used for financing activities	(645,927)	(465,280)
Effect of foreign currency exchange rates on cash and cash equivalents	2,794	(796)
Net increase in cash and cash equivalents	305,635	9,819
Cash and cash equivalents at beginning of period	1,011,315	876,560
Cash and cash equivalents at end of period	$1,316,950	$886,379
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$48,670	$33,943
Cash paid for interest	$33,958	$33,946
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$80,439	$—
Issuance of common stock and stock awards assumed in business acquisitions	$10,348	$—

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
We early adopted this standard during the first quarter of fiscal 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than paid-in capital on a prospective basis. Accordingly, we recorded excess tax benefits within our provision for income taxes, rather than additional paid-in capital upon adoption. The cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our condensed consolidated balance sheets.
We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our condensed consolidated statements of cash flows for the six months ended June 2, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted in our condensed consolidated statements of cash flows.
Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant Accounting Policies
There have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the full retrospective or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We expect to adopt this updated standard in the first quarter of fiscal 2019 on a modified retrospective basis. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 2, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016, that are of significance or potential significance to us.
NOTE 2.  ACQUISITIONS
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. During the first quarter of fiscal 2017, we began integrating TubeMogul into our Digital Marketing reportable segment.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. During the second quarter of fiscal 2017, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to tangible assets, goodwill and liabilities assumed. The total purchase price for TubeMogul was $560.8 million which was preliminarily allocated to goodwill that is non-deductible for tax purposes for $349.5 million, to identifiable intangible assets for $113.1 million and to net assets acquired for $98.2 million. The fair values assigned to assets acquired and liabilities assumed are

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including calculation of deferred tax assets and liabilities.
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
Cash, cash equivalents and short-term investments consisted of the following as of June 2, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$239,947	$—	$—	$239,947
Cash equivalents:
Money market mutual funds	1,062,174	—	—	1,062,174
Time deposits	14,829	—	—	14,829
Total cash equivalents	1,077,003	—	—	1,077,003
Total cash and cash equivalents	1,316,950	—	—	1,316,950
Short-term fixed income securities:
Asset-backed securities	101,420	37	(198)	101,259
Corporate bonds and commercial paper	2,427,417	7,584	(4,304)	2,430,697
Municipal securities	144,567	117	(84)	144,600
U.S. agency securities	2,600	—	—	2,600
U.S. Treasury securities	937,334	22	(1,949)	935,407
Total short-term investments	3,613,338	7,760	(6,535)	3,614,563
Total cash, cash equivalents and short-term investments	$4,930,288	$7,760	$(6,535)	$4,931,513

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of June 2, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$941,981	$(4,299)	$1,282,076	$(9,474)
Asset-backed securities	66,840	(198)	54,063	(189)
Municipal securities	42,601	(84)	114,810	(525)
U.S. Treasury and agency securities	883,711	(1,949)	580,529	(1,470)
Total	$1,935,133	$(6,530)	$2,031,478	$(11,658)

There were 775 securities and 1,052 securities in an unrealized loss position for less than twelve months at June 2, 2017 and at December 2, 2016, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of June 2, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$4,122	$(5)	$39,162	$(80)
Asset-backed securities	—	—	1,331	(1)
Total	$4,122	$(5)	$40,493	$(81)
There were 5 securities and 23 securities in an unrealized loss position for more than twelve months at June 2, 2017 and at December 2, 2016, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 2, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,037,384	$1,036,827
Due between one and two years	1,426,391	1,425,402
Due between two and three years	751,185	751,878
Due after three years	398,378	400,456
Total	$3,613,338	$3,614,563
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our condensed consolidated statements of income. During the six months ended June 2, 2017 and June 3, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended June 2, 2017.
The fair value of our financial assets and liabilities at June 2, 2017 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,062,174	$1,062,174	$—	$—
Time deposits	14,829	14,829	—	—
Short-term investments:
Asset-backed securities	101,259	—	101,259	—
Corporate bonds and commercial paper	2,430,697	—	2,430,697	—
Municipal securities	144,600	—	144,600	—
U.S. agency securities	2,600	—	2,600	—
U.S. Treasury securities	935,407	—	935,407	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,715	—	11,715	—
Other assets:
Deferred compensation plan assets	50,712	1,803	48,909	—
Interest rate swap derivatives	7,558	—	7,558	—
Total assets	$4,761,551	$1,078,806	$3,682,745	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$3,705	$—	$3,705	$—
Total liabilities	$3,705	$—	$3,705	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended June 2, 2017, we determined there were no other-than-temporary impairments on our cost method investments. For the three and six months ended June 3, 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value.
The fair value of our senior notes was $2.01 billion as of June 2, 2017, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
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

The fair value of derivative instruments on our condensed consolidated balance sheets as of June 2, 2017 and December 2, 2016 were as follows (in thousands):

	2017		2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$5,875	$—	$34,355	$—
Interest rate swap (2)	7,558	—	13,117	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	5,840	3,705	3,757	5,246
Total derivatives	$19,273	$3,705	$51,229	$5,246

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our condensed consolidated balance sheets.

(2)	Included in other assets or other liabilities on our condensed consolidated balance sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three and six months ended June 2, 2017 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(4,579)	$—	$2,130	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$13,315	$—	$31,624	$—
Net gain (loss) recognized in income(3)	$(9,615)	$—	$(15,652)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,448	$—	$3,536
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of June 2, 2017 and December 2, 2016 was $5.79 billion and $5.41 billion, respectively. The increase was due to our acquisition of TubeMogul, offset in part by foreign currency translation adjustments during the six months ended June 2, 2017. During the second quarter of fiscal 2017, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of June 2, 2017 and December 2, 2016 were as follows (in thousands):

	2017			2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$235,998	$(105,679)	$130,319	$149,253	$(82,091)	$67,162
Customer contracts and relationships	$573,651	$(315,707)	$257,944	$541,366	$(274,380)	$266,986
Trademarks	76,255	(51,655)	24,600	76,355	(46,846)	29,509
Acquired rights to use technology	72,167	(50,545)	21,622	87,403	(60,929)	26,474
Localization	736	(531)	205	631	(177)	454
Other intangibles	38,694	(19,550)	19,144	38,693	(14,873)	23,820
Total other intangible assets	$761,503	$(437,988)	$323,515	$744,448	$(397,205)	$347,243
Purchased and other intangible assets, net	$997,501	$(543,667)	$453,834	$893,701	$(479,296)	$414,405

Amortization expense related to purchased and other intangible assets was $39.1 million and $77.2 million for the three and six months ended June 2, 2017, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $37.8 million and $75.4 million for the three and six months ended June 3, 2016, respectively. Of these amounts $19.5 million and $38.2 million were included in cost of sales for the three and six months ended June 2, 2017, respectively, and $18.5 million and $37.4 million for the three and six months ended June 3, 2016, respectively.
As of June 2, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2017	$21,851	$53,883
2018	37,696	96,712
2019	32,911	69,058
2020	30,701	39,337
2021	6,346	17,003
Thereafter	814	47,522
Total expected amortization expense	$130,319	$323,515

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of June 2, 2017 and December 2, 2016 consisted of the following (in thousands):

	2017	2016
Accrued compensation and benefits	$358,082	$339,487
Sales and marketing allowances	147,804	60,825
Accrued corporate marketing	56,357	55,218
Taxes payable	39,348	43,113
Royalties payable	26,773	25,089
Accrued interest expense	25,816	25,805
Other	211,205	190,093
Accrued expenses	$865,385	$739,630

Other primarily includes general corporate accruals for local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended June 2, 2017 and the fiscal year ended December 2, 2016 was as follows (in thousands):

	2017	2016
Beginning outstanding balance	8,316	10,069
Awarded	4,265	4,440
Released	(3,109)	(5,471)
Forfeited	(412)	(722)
Increase due to acquisition	595	—
Ending outstanding balance	9,655	8,316
Information regarding restricted stock units outstanding at June 2, 2017 and June 3, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2017
Restricted stock units outstanding	9,655	1.42	$1,385.4
Restricted stock units vested and expected to vest	8,741	1.36	$1,254.2
2016
Restricted stock units outstanding	8,517	1.37	$840.6
Restricted stock units vested and expected to vest	7,630	1.31	$741.3
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 2, 2017 and June 3, 2016 were $143.48 and $98.70, respectively.

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

As of June 2, 2017, the shares awarded under our 2017, 2016 and 2015 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our Performance Share Programs for the six months ended June 2, 2017 and the fiscal year ended December 2, 2016 (in thousands):

	2017			2016
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,630		3,261	1,940		3,881
Awarded	1,082	(1)	1,040	1,206	(2)	1,053
Achieved	(1,135)		(1,147)	(1,373)		(1,387)
Forfeited	(37)		(74)	(143)		(286)
Ending outstanding balance	1,540		3,080	1,630		3,261
_________________________________________

(1)
Included in the 1.1 million shares awarded during the six months ended June 2, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Employee Stock Purchase Plan Shares
There were no stock purchases under the Employee Stock Purchase Plan (“ESPP”) during the three months ended June 2, 2017 and June 3, 2016. The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the six months ended June 2, 2017 and June 3, 2016 were as follows:

	2017	2016
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	22% - 25%	27% - 29%
Risk free interest rate	0.62% - 1.2%	0.49% - 1.06%

Employees purchased 0.7 million shares at an average price of $71.71 and 0.7 million shares at an average price of $58.79 for the six months ended June 2, 2017 and June 3, 2016, respectively. The intrinsic value of shares purchased during the six months ended June 2, 2017 and June 3, 2016 was $20.4 million and $23.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of June 2, 2017 and December 2, 2016, we had 0.4 million and 0.6 million stock options outstanding, respectively.

Compensation Costs
As of June 2, 2017, there was $823.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended June 2, 2017 and June 3, 2016 were as follows (in thousands):

	2017		2016
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$878	$4,673	$413	$1,758
Cost of revenue—services and support	1,501	1,677	1,433	1,738
Research and development	4,435	42,539	3,751	25,408
Sales and marketing	4,801	35,439	4,463	27,969
General and administrative	1,262	19,615	1,214	17,205
Total	$12,877	$103,943	$11,274	$74,078

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the six months ended June 2, 2017 and June 3, 2016 were as follows (in thousands):

	2017		2016
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$1,271	$6,834	$786	$3,561
Cost of revenue—services and support	3,224	4,742	2,866	3,633
Research and development	8,467	75,633	7,625	54,892
Sales and marketing	9,189	67,904	9,013	57,325
General and administrative	2,492	37,931	2,447	35,952
Total	$24,643	$193,044	$22,737	$155,363

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended June 2, 2017 were as follows (in thousands):

Balance as of December 2, 2016	$8,114,517
Net income	772,836
Re-issuance of treasury stock	(234,601)
Balance as of June 2, 2017	$8,652,752
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of June 2, 2017 were as follows (in thousands):

	December 2, 2016	Increase / Decrease	Reclassification Adjustments		June 2, 2017
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$3,499	$4,881	$(650)		$7,730
Unrealized losses on available-for-sale securities	(11,565)	4,809	244		(6,512)
Total net unrealized gains on available-for-sale securities	(8,066)	9,690	(406)	(1)	1,218
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,689	2,130	(31,249)	(2)	(7,430)
Cumulative foreign currency translation adjustments	(187,225)	46,685	—		(140,540)
Total accumulated other comprehensive income (loss), net of taxes	$(173,602)	$58,505	$(31,655)		$(146,752)

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

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended June 2, 2017 and June 3, 2016 (in thousands):

	Three Months		Six Months
	2017	2016	2017	2016
Available-for-sale securities:
Unrealized gains / losses	$40	$(51)	$288	$(22)
Reclassification adjustments	—	—	(110)	—
Subtotal available-for-sale securities	40	(51)	178	(22)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—	—	—
Reclassification adjustments(1)	(149)	(164)	(433)	(315)
Subtotal derivatives designated as hedging instruments	(149)	(164)	(433)	(315)
Foreign currency translation adjustments	1,261	711	1,647	1,345
Total taxes, other comprehensive income	$1,152	$496	$1,392	$1,008
_________________________________________

(1)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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
During the six months ended June 2, 2017 and June 3, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $375 million, respectively. The prepayment of $500 million during the six months ended June 2, 2017 and the prepayment of $375 million during the six months ended June 3, 2016 were under the $2 billion stock repurchase authority granted in fiscal 2015. Upon completion of the agreements entered into during the six months ended June 2, 2017, there was no remaining balance under the previous $2 billion authority granted by the Board of Directors in fiscal 2015. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 2, 2017, we repurchased approximately 4.3 million shares at an average price of $118.00 through structured repurchase agreements entered into during fiscal 2016 and the six months ended June 2, 2017. During the six months ended June 3, 2016 we repurchased approximately 3.7 million shares at an average price of $90.61 through structured repurchase agreements entered into during fiscal 2015 and the six months ended June 3, 2016.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the six months ended June 2, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by June 2, 2017 were excluded from the computation of earnings per share. As of June 2, 2017, $97.0 million of prepayment remained under this agreement.
Subsequent to June 2, 2017, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, $2.2 billion remains under our current authority.

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 2, 2017 and June 3, 2016 (in thousands, except per share data):

	Three Months		Six Months
	2017	2016	2017	2016
Net income	$374,390	$244,074	$772,836	$498,381
Shares used to compute basic net income per share	494,371	499,974	494,492	499,534
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	5,637	4,239	6,175	5,557
Stock options	343	512	365	575
Shares used to compute diluted net income per share	500,351	504,725	501,032	505,666
Basic net income per share	$0.76	$0.49	$1.56	$1.00
Diluted net income per share	$0.75	$0.48	$1.54	$0.99
For the three and six months ended June 2, 2017 and June 3, 2016, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $131.59 and $121.41, respectively, and $94.09 and $90.93, respectively, that would have been anti-dilutive.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden, East and West Towers.
During the three months ended June 2, 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price. We capitalized the Almaden Tower as property and equipment on our condensed consolidated balance sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.
As of June 2, 2017, we own the buildings that make up the Almaden, East and West Towers and the underlying land.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  DEBT
Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs is 4.92%. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
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

In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. In addition, we incurred issuance costs of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method. The 2025 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.67%. Interest is payable semi-annually, in arrears on February 1 and August 1, and commenced on August 1, 2015. A portion of the proceeds from this offering was used to repay $600 million in aggregate principal amount of previously outstanding senior notes plus accrued and unpaid interest due February 1, 2015. The remaining proceeds were used for general corporate purposes.

As of June 2, 2017, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.89 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $2.01 billion as of June 2, 2017. The total fair value of $2.01 billion excludes the effect of fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 2, 2017, we were in compliance with all of the covenants.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of June 2, 2017, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and six months ended June 2, 2017 and June 3, 2016 included the following (in thousands):

	Three Months		Six Months
	2017	2016	2017	2016
Interest and other income (expense), net:
Interest income	$15,216	$11,482	$29,373	$22,159
Foreign exchange gains (losses)	(10,349)	(6,474)	(17,480)	(13,004)
Realized gains on fixed income investment	356	1,212	650	1,545
Realized losses on fixed income investment	(110)	(142)	(244)	(431)
Other	41	5	61	1
Interest and other income (expense), net	$5,154	$6,083	$12,360	$10,270
Interest expense	$(18,347)	$(17,174)	$(36,477)	$(35,643)
Investment gains (losses), net:
Realized investment gains	$431	$134	$2,390	$1,189
Realized investment losses	—	(4,995)	—	(5,120)
Unrealized investment gains	1,298	1,543	1,896	—
Unrealized investment losses	—	—	—	(556)
Investment gains (losses), net	$1,729	$(3,318)	$4,286	$(4,487)
Non-operating income (expense), net	$(11,464)	$(14,409)	$(19,831)	$(29,860)
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

Our segment results for the three months ended June 2, 2017 and June 3, 2016 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended June 2, 2017
Revenue	$1,211,988	$516,679	$43,523	$1,772,190
Cost of revenue	58,350	179,342	1,668	239,360
Gross profit	$1,153,638	$337,337	$41,855	$1,532,830
Gross profit as a percentage of revenue	95%	65%	96%	86%
Three months ended June 3, 2016
Revenue	$943,137	$412,172	$43,400	$1,398,709
Cost of revenue	58,172	142,002	1,905	202,079
Gross profit	$884,965	$270,170	$41,495	$1,196,630
Gross profit as a percentage of revenue	94%	66%	96%	86%
Our segment results for the six months ended June 2, 2017 and June 3, 2016 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Six months ended June 2, 2017
Revenue	$2,350,067	$1,017,822	$85,947	$3,453,836
Cost of revenue	113,402	359,918	3,377	476,697
Gross profit	$2,236,665	$657,904	$82,570	$2,977,139
Gross profit as a percentage of revenue	95%	65%	96%	86%
Six months ended June 3, 2016
Revenue	$1,874,855	$818,418	$88,771	$2,782,044
Cost of revenue	112,719	283,919	4,013	400,651
Gross profit	$1,762,136	$534,499	$84,758	$2,381,393
Gross profit as a percentage of revenue	94%	65%	95%	86%

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
OPERATIONS OVERVIEW

For our second quarter of fiscal 2017, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

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

We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users through a lower cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.

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

We are also a market leader with our Adobe Document Cloud offerings built around our Adobe Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services, including Adobe Sign. Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enables users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is offered both through subscription and perpetual licenses.

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the second quarter of fiscal 2017 are based on currency rates set at the start of fiscal 2017 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the second quarter of fiscal 2017 was $4.04 billion, up from $3.52 billion at the end of fiscal 2016. Document Cloud ARR exiting the second quarter of fiscal 2017 was $520 million, up from $472 million at the end of fiscal 2016. Total Digital Media ARR grew to $4.56 billion at the end of the second quarter of fiscal 2017, up from $3.99 billion at the end of fiscal 2016.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2017 was $1.01 billion, up from $754.9 million in the second quarter of fiscal 2016 and representing 34% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2017 was $199.9 million, up from $188.2 million in the second quarter of fiscal 2016 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.21 billion in the second quarter of fiscal 2017, up from $943.1 million in the second quarter of fiscal 2016 and representing 29% year-over-year growth.

We are a market leader in the fast-growing category addressed by our Digital Marketing segment. Our Digital Marketing business provides comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance. In March 2017, we migrated our hierarchy of solutions under what was formerly known as Adobe Marketing Cloud to our next generation offering referred to as Adobe Experience Cloud.

Adobe Experience Cloud consists of the following cloud offerings:

•
Adobe Marketing Cloud – provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target, Adobe Social and Adobe Primetime.

•
Adobe Analytics Cloud – enables businesses to move from insights to actions in real time by uniquely integrating audiences as the core system of intelligence for the enterprise; makes data available across all Adobe clouds through the capture, aggregation, rationalization and understanding of vast amounts of disparate data and then translating that data into singular customer profiles; includes Adobe Analytics and Adobe Audience Manager.

•
Adobe Advertising Cloud – delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens; combines capabilities from Adobe Media Optimizer (“AMO”) and Adobe’s acquisition of TubeMogul during the first quarter of fiscal 2017.

In addition to chief marketing officers and digital marketers, users of our Adobe Experience Cloud solutions include marketing professionals such as search engine marketers, media managers, media buyers and marketing research analysts. Customers also include web content editors, web analysts and web marketing managers. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Marketing business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.

We utilize a direct salesforce to market and license our Adobe Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Adobe Experience Cloud revenue of $495.4 million in the second quarter of fiscal 2017, which represents 29% year-over-year revenue growth.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 2, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2016.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2017

•
Total Digital Media ARR of approximately $4.56 billion as of June 2, 2017 increased by $577 million, or 14%, from $3.99 billion as of December 2, 2016. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Document Cloud subscription offerings.

•
Creative revenue during the three months ended June 2, 2017 of $1.01 billion increased by $257.2 million, or 34% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $495.4 million during the three months ended June 2, 2017 increased by $110.0 million, or 29%, compared with the year-ago period. The increase was primarily due to increases in revenue associated with our Advertising Cloud offerings, including TubeMogul which we acquired in the first quarter of fiscal 2017, and the continued adoption of our AEM offerings as part of our Adobe Marketing Cloud.

•
Our total deferred revenue of $2.07 billion as of June 2, 2017 increased by $60.2 million, or 3%, from $2.01 billion as of December 2, 2016 primarily due to new contracts and the timing of renewals for our Adobe Experience Cloud services.

•
Cost of revenue of $239.4 million during the three months ended June 2, 2017 increased by $37.3 million, or 18%, compared with the year-ago period primarily due to increases in costs associated with increased headcount and data center costs.

•
Operating expenses of $1.03 billion during the three months ended June 2, 2017 increased by $176.4 million, or 21%, compared with the year-ago period primarily due to increases in costs associated with increased headcount.

•	Net income of $374.4 million during the three months ended June 2, 2017 increased by $130.3 million, or 53%, compared with the year-ago period primarily due to subscription revenue increases.

•
Net cash flow from operations of $1.38 billion during the six months ended June 2, 2017 increased by $389.0 million, or 39%, compared to the six months ended June 3, 2016 primarily due to higher net income and the decrease in trade receivables, excluding TubeMogul acquired trade receivables.

Revenue for the Three and Six Months Ended June 2, 2017 and June 3, 2016 (dollars in millions)

Revenue for the six months ended June 3, 2016 was favorably impacted by an extra week in the first quarter of fiscal 2016 due to our 53/52 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2017 which is a 52-
week year.

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Subscription	$1,483.7	$1,083.7	37%	$2,867.5	$2,153.9	33%
Percentage of total revenue	84%	78%		83%	78%
Product	171.5	196.5	(13)%	354.9	397.6	(11)%
Percentage of total revenue	10%	14%		10%	14%
Services and support	117.0	118.5	(1)%	231.4	230.5	—%
Percentage of total revenue	6%	8%		7%	8%
Total revenue	$1,772.2	$1,398.7	27%	$3,453.8	$2,782.0	24%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.

As described in Note 14 of our notes to condensed consolidated financial statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and six months ended June 2, 2017 and June 3, 2016 is as follows (dollars in millions):

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Digital Media	$1,082.4	$797.8	36%	$2,089.2	$1,579.3	32%
Digital Marketing	390.8	277.9	41%	758.0	558.8	36%
Print and Publishing	10.5	8.0	31%	20.3	15.8	28%
Total subscription revenue	$1,483.7	$1,083.7	37%	$2,867.5	$2,153.9	33%

Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products and the sale of our hosted Adobe Experience Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.

Segment Information (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Digital Media	$1,212.0	$943.1	29%	$2,350.1	$1,874.8	25%
Percentage of total revenue	68%	68%		68%	67%
Digital Marketing	516.7	412.2	25%	1,017.8	818.4	24%
Percentage of total revenue	29%	29%		29%	30%
Print and Publishing	43.5	43.4	—%	85.9	88.8	(3)%
Percentage of total revenue	3%	3%		3%	3%
Total revenue	$1,772.2	$1,398.7	27%	$3,453.8	$2,782.0	24%

Digital Media

Revenue from Digital Media increased $268.9 million and $475.3 million during the three and six months ended June 2, 2017, as compared to the three and six months ended June 3, 2016 primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetually licensed creative and stock photography offerings, increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by the increases in number of paid Creative Cloud individual and team subscriptions. These increases were slightly offset by expected declines in revenue associated with our perpetually licensed creative offerings.

Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and six months ended June 2, 2017 as compared to the year ago period primarily due to increases in revenue associated with Adobe Sign. Acrobat revenue remained stable during the six months ended June 2, 2017 as increases in revenue associated with our Document Cloud subscription offerings were offset by expected declines in revenue associated with our perpetually licensed Acrobat offering.

Digital Marketing

Revenue from Digital Marketing increased $104.5 million and $199.4 million during the three and six months ended June 2, 2017, as compared to the three and six months ended June 3, 2016 primarily due to continued revenue growth associated with our Adobe Experience Cloud, which increased 29% and 28% during the three and six months ended June 2, 2017 as compared to the year-ago period. The increases in Adobe Experience Cloud revenue were primarily driven by increases in revenue associated with our Adobe Advertising Cloud offering, including TubeMogul which we acquired in the first quarter of fiscal 2017, and our Adobe Marketing Cloud offering primarily through the continued adoption of our AEM offerings. Also contributing to the increase in

Adobe Experience Cloud revenue was increased revenue associated with our Adobe Analytics Cloud offering, including growth in both Adobe Analytics and Adobe Audience Manager, during the three and six months ended June 2, 2017.
Geographical Information (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Americas	$1,026.7	$820.0	25%	$2,002.5	$1,626.5	23%
Percentage of total revenue	58%	59%		58%	58%
EMEA	475.9	380.6	25%	935.0	766.2	22%
Percentage of total revenue	27%	27%		27%	28%
APAC	269.6	198.1	36%	516.3	389.3	33%
Percentage of total revenue	15%	14%		15%	14%
Total revenue	$1,772.2	$1,398.7	27%	$3,453.8	$2,782.0	24%

Overall revenue during the three and six months ended June 2, 2017 increased in all geographic regions as compared to the three and six months ended June 3, 2016 primarily due to increases in Digital Media and Digital Marketing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies.
Foreign currency impacts to revenue for the three and six months ended June 2, 2017 are shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/ (Decrease)
Euro	$(7.6)	$(11.5)
British Pound	(15.6)	(32.0)
Japanese Yen	4.1	11.7
Other currencies	(0.1)	0.6
Total revenue impact	(19.2)	(31.2)
Hedging impact:
Euro	5.8	13.7
British Pound	2.1	7.0
Japanese Yen	5.5	10.9
Total hedging impact	13.4	31.6
Total impact	$(5.8)	$0.4
During the three and six months ended June 2, 2017, the relative strength of the U.S. Dollar caused revenue in EMEA currencies measured in U.S. Dollar equivalents to decrease as compared to the year-ago periods. The decreases were offset in part by increases caused by the strengthening of the Japanese Yen against the U.S. Dollar and hedging gains from our currency hedging programs during the three and six months ended June 2, 2017.

Cost of Revenue for the Three and Six Months Ended June 2, 2017 and June 3, 2016 (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Subscription	$142.7	$115.4	24%	$283.9	$222.7	27%
Percentage of total revenue	8%	8%		8%	8%
Product	15.5	15.8	(2)%	29.8	36.1	(17)%
Percentage of total revenue	1%	1%		1%	1%
Services and support	81.2	70.9	15%	163.0	141.9	15%
Percentage of total revenue	5%	5%		5%	5%
Total cost of revenue	$239.4	$202.1	18%	$476.7	$400.7	19%
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources for our Advertising Cloud offerings.
Cost of subscription revenue increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Data center costs	8%	9%
Compensation and related benefits associated with headcount	6	6
Compensation associated with cash and stock-based incentives	6	4
Media costs	3	6
Royalty cost	2	1
Various individually insignificant items	(1)	1
Total change	24%	27%

Data center costs increased during the three and six months ended June 2, 2017 as compared to the year-ago periods primarily due to higher transaction volumes and hosting costs for Adobe Experience Cloud and Creative Cloud services. Also contributing to the increase in cost of subscription revenue during the three and six months ended June 2, 2017 were increases in media costs related to our TubeMogul advertising platform offerings which are part of the Adobe Advertising Cloud.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 primarily due to decreases in amortization of purchased intangibles and royalty costs.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	14%	15%
Professional and consulting fees	(3)	(4)
Facilities and telecom	3	2
Various individually insignificant items	1	2
Total change	15%	15%
Professional and consulting fees decreased during the three and six months ended June 2, 2017 as compared to the year-ago period primarily due to decreased usage of outside consultants to provide consulting and training services to our customers.

Operating Expenses for the Three and Six Months Ended June 2, 2017 and June 3, 2016 (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Research and development	$299.4	$232.5	29%	$584.5	$469.7	24%
Percentage of total revenue	17%	17%		17%	17%
Sales and marketing	553.1	462.8	20%	1,073.4	937.7	14%
Percentage of total revenue	31%	33%		31%	34%
General and administrative	156.9	138.1	14%	307.7	284.6	8%
Percentage of total revenue	9%	10%		9%	10%
Amortization of purchased intangibles	19.3	19.0	2%	38.5	37.4	3%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$1,028.7	$852.4	21%	$2,004.1	$1,729.4	16%
Research and Development, Sales and Marketing, and General and Administrative Expenses
The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 was primarily due to increases in compensation costs driven by headcount increases, higher accruals associated with our annual incentive plan and increases in stock-based compensation expense.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	12%	11%
Compensation associated with cash and stock-based incentives	14	9
Professional and consulting fees	3	3
Seminars and events	—	2
Various individually insignificant items	—	(1)
Total change	29%	24%

The increase in seminars and events during the six months ended June 2, 2017 as compared to the six months ended June 3, 2016 was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2017 that did not occur during the first quarter of fiscal 2016.

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
Sales and marketing expenses increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	5%	5%
Compensation associated with cash and stock-based incentives	4	2
Marketing spending related to offering launches and overall marketing efforts	6	4
Professional and consulting fees	1	2
Various individually insignificant items	4	1
Total change	20%	14%

The increase in marketing spend during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 was primarily due to an increase in global marketing efforts driven by marketing conferences, sponsorships and tradeshows.

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

General and administrative expenses increased during the three and six months ended June 2, 2017 as compared to the three and six months ended June 3, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	2%	3%
Compensation associated with cash and stock-based incentives	4	3
Professional and consulting fees	2	—
Software licenses	2	—
Various individually insignificant items	4	2
Total change	14%	8%

Non-Operating Income (Expense), Net for the Three Months Ended June 2, 2017 and June 3, 2016 (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016
Interest and other income (expense), net	$5.2	$6.1	(15)%	$12.4	$10.3	20%
Percentage of total revenue	*	*		*	*
Interest expense	(18.4)	(17.2)	7%	(36.5)	(35.7)	2%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	1.7	(3.3)	**	4.3	(4.5)	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(11.5)	$(14.4)	(20)%	$(19.8)	$(29.9)	(34)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Provision for Income Taxes for the Three and Six Months Ended June 2, 2017 and June 3, 2016 (dollars in millions)

	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Provision	$118.2	$85.8	38%	$180.4	$123.8	46%
Percentage of total revenue	7%	6%		5%	4%
Effective tax rate	24%	26%		19%	20%

Our effective tax rate decreased by two percentage points for the three months ended June 2, 2017 as compared to the three months ended June 3, 2016. The decrease was primarily due to the recognition of excess tax benefits due to our adoption of new accounting guidance related to stock-based compensation. In addition, the effective tax rate during the three months ended June 3, 2016 included a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries.
Our effective tax rate decreased by one percentage point for the six months ended June 2, 2017 as compared to the six months ended June 3, 2016. The decrease was primarily due to the recognition of excess tax benefits due to our adoption of new accounting guidance related to stock-based compensation and the completion of certain income tax examinations. The decrease was offset in part by a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries. In addition to the above noted items, the effective tax rate during the six months ended June 3, 2016 included a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries, offset in part by a one-time tax benefit related to the retroactive reinstatement of the fiscal 2015 U.S. Research and Development credit.

As described in Note 1 of our notes to condensed consolidated financial statements, we early adopted the updated accounting standard for share-based payment accounting in the six months ended June 2, 2017. As a result, we recorded deferred tax attributes that we were previously tracking pursuant to the rules that preceded this standard. The deferred tax asset recorded with the adoption was offset by the establishment of a valuation allowance.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at June 2, 2017 was $164.9 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 2, 2017 were recognized in the future, $135.7 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $29.2 million federal benefit related to deducting certain payments on future state tax returns.
As of June 2, 2017, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $19.5 million. This amount is included in non-current income taxes payable.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	June 2, 2017	December 2, 2016
Cash and cash equivalents	$1,317.0	$1,011.3
Short-term investments	$3,614.6	$3,750.0
Working capital	$3,004.3	$3,028.1
Stockholders’ equity	$7,804.0	$7,424.8
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 2, 2017	June 3, 2016
Net cash provided by operating activities	$1,375.1	$986.2
Net cash used for investing activities	(426.4)	(510.3)
Net cash used for financing activities	(645.9)	(465.3)
Effect of foreign currency exchange rates on cash and cash equivalents	2.8	(0.8)
Net increase in cash and cash equivalents	$305.6	$9.8

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

Cash Flows from Operating Activities
Net cash provided by operating activities of $1.38 billion for the six months ended June 2, 2017 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables, excluding TubeMogul acquired trade receivables, and increases in deferred revenue and income taxes payable. Trade receivables declined primarily due to strong collections and improved revenue linearity during the six months ended June 2, 2017. The increase in deferred revenue was primarily due to increases in Digital Marketing hosted services, offset in part by decreases in site and term licenses and upgrade plans for certain of our offerings. Additionally, the increase in income taxes payable is primarily due to the increase in our tax provision during the six months ended June 2, 2017. The primary working capital use of cash was a decrease in trade payables driven by the timing of invoice receipts and cash payments during the six months ended June 2, 2017.

Cash Flows from Investing Activities
Net cash used for investing activities of $426.4 million for the six months ended June 2, 2017 was primarily due to purchases of short-term investments and our acquisition of TubeMogul in the first quarter of fiscal 2017. Other uses of cash during the six months ended June 2, 2017 represented purchases of property and equipment, including the Almaden Tower, and purchases of long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $645.9 million was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards. See the section titled “Stock Repurchase Program” discussed below.
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

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of June 2, 2017, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of June 2, 2017, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 61% of our consolidated invested balances during the three months ended June 2, 2017.

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
During the six months ended June 2, 2017 and June 3, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $375 million, respectively. The prepayment of $500 million during the six months ended June 2, 2017 and the prepayment of $375 million during the six months ended June 3, 2016 were under the $2 billion stock repurchase authority granted in fiscal 2015. Upon completion of the agreements entered into during the six months ended June 2, 2017, there was no remaining balance under the previous $2 billion authority granted by the Board of Directors in fiscal 2015. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 2, 2017, we repurchased approximately 4.3 million shares at an average price of $118 through structured repurchase agreements entered into during fiscal 2016 and the six months ended June 2, 2017. During the six months ended June 3, 2016, we repurchased approximately 3.7 million shares at an average price of $90.61 through structured repurchase agreements entered into during fiscal 2015 and the six months ended June 3, 2016.
For the six months ended June 2, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by June 2, 2017 were excluded from the computation of earnings per share. As of June 2, 2017, $97.0 million of prepayment remained under this agreement.
Subsequent to June 2, 2017, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, $2.2 billion remains under our current authority. Refer to Part II, Item 2 in this report for share repurchases during the quarter ended June 2, 2017.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of June 2, 2017 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the six months ended June 2, 2017. See Notes 11 and 12 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Purchase Obligations
The following table updates our purchase obligations as of June 2, 2017 (in millions).

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$300.0	$20.0	$60.0	$220.0	$—

Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At June 2, 2017, our maximum commitment for interest payments was $388.3 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of June 2, 2017, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the six months ended June 2, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 2, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 2, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The hosted business model we use in our Adobe Experience Cloud offerings typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Our individual Creative Cloud and Document Cloud subscription agreements are generally month-to-month or one year in length, ETLAs for our Digital Media products and services are generally three years in length, and subscription agreements for other products and services may provide for shorter or longer terms. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of seats or licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.
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
We often release new offerings and employ new product and service delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to (1) include functionality and usability that satisfy customer requirements, and (2) optimally price our products and services in light of marketplace conditions, our costs and customer demand. New product and service offerings may increase our risk of liability related to the provision of services and cause us to incur significant technical, legal or other costs. Market acceptance of such services is affected by a variety of factors, including, but not limited to, information security, reliability, performance, customer preference, social and community engagement, local government regulations regarding online services and user-generated content, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage customer data and customer content, consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the United States or internationally. If we are unable to respond to these factors, our business could be harmed.
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
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud solutions and ETLAs in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to a number of factors, including:

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

Much of our business relies on hardware and services that are hosted, managed, and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud, and Adobe Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm and cause us to lose customers and future business.

We process and store significant amounts of employee and customer data, most of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or disclosure of data stored by Adobe or our service providers may be accessed through break-ins, breaches of a secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
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
Mergers and acquisitions of technology companies are inherently risky. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position.
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

In connection with the enforcement of our intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. We may not prevail in every lawsuit or dispute. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.

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
U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws (such as the General Data Protection Regulation in Europe) and industry self-regulatory codes have been enacted and more are being considered that may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). Any perception of our practices, products or services as a violation of individual privacy rights, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers and harm to our business.
On behalf of certain customers, we collect and store both anonymous and personal information derived from the activities of consumers with various channels, including traditional websites, mobile websites and applications, email interactions, direct mail, point of sale, text messaging and call centers. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, storage, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among consumers depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such consumers’ expectations. We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our standardized customer contract, we obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false, inaccurate, or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries have enacted laws that expand the scope of privacy-related obligations required of service providers, such as Adobe, requiring additional compliance expense and increasing our liability risk.
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g. Privacy Shield and Model Clauses) are being contested in the European court system. In the last year, at least one EU regulator determined that, with respect to a small number of vendors that process certain of our EU employee data, we did not implement appropriate means quickly enough, resulting in a small fine levied against us. We are closely monitoring developments related to requirements for transferring personal data outside the EU. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, financial condition and results of operations.

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
The market price for our common stock has in the past experienced significant fluctuations and may do so in the future. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), bookings within our Adobe Experience Cloud business or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements or service introductions by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

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
We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
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
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	costs and delays associated with developing products in multiple languages;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.
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
Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.
Catastrophic events may disrupt our business.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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
Our cash equivalent and short-term investment portfolio as of June 2, 2017 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 2, 2017, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 2, 2017. See Note 9 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$2,862,527
March 4—March 31, 2017
Shares repurchased	514	$121.68	514	$(62,527)
April 1—April 28, 2017
Shares repurchased	822	$129.05	822	$(106,154)	(2)
April 29—June 2, 2017
Shares repurchased	718	$134.88	718	$(96,822)	(2)
Total	2,054		2,054	$2,597,024
_________________________________________

(1)
In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. As of June 2, 2017, we have not entered into any structured stock repurchase agreements under the new authority.

(2)
In March 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million under the previous $2 billion authority granted by the Board of Directors in fiscal 2015. As of June 2, 2017, approximately $97 million of the prepayment remained under this agreement and there was no remaining balance under the previous $2 billion authority.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
At the Annual Meeting held on April 12, 2017, our stockholders approved holding a Say-on-Pay advisory vote annually, which was subsequently approved by our Board of Directors on June 28, 2017.

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

Date: June 28, 2017

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Reader
TubeMogul

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/17	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.3F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.3G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3P	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3Q	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.11	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.12	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.13	2013 Executive Annual Incentive Plan*	8-K	1/28/13	10.5	000-15175

10.14	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.15	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.16	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.17	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.18	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.19	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.20	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.21	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.22	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.23	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.24B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.25	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.26	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.27	Description of 2013 Director Compensation*	10-K	1/21/14	10.80	000-15175

10.28	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.29	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.30	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.31	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.32A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.32B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.32C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.33	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

10.34	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan	S-8	3/13/15	99.1	333-202732

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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