Form 10-Q
period 2017-09-01
ADOBE SYSTEMS INC
filed 2017-09-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2017

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of September 22, 2017 was 492,943,014.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 1, 2017	December 2, 2016
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,774,550	$1,011,315
Short-term investments	3,593,936	3,749,985
Trade receivables, net of allowances for doubtful accounts of $9,112 and $6,214, respectively	1,006,187	833,033
Prepaid expenses and other current assets	206,384	245,441
Total current assets	6,581,057	5,839,774
Property and equipment, net	939,809	816,264
Goodwill	5,820,656	5,406,474
Purchased and other intangibles, net	420,667	414,405
Investment in lease receivable	—	80,439
Other assets	144,626	139,890
Total assets	$13,906,815	$12,697,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$90,327	$88,024
Accrued expenses	932,292	739,630
Income taxes payable	56,754	38,362
Deferred revenue	2,136,771	1,945,619
Total current liabilities	3,216,144	2,811,635
Long-term liabilities:
Debt	1,889,218	1,892,200
Deferred revenue	68,093	69,131
Income taxes payable	173,023	184,381
Deferred income taxes	276,271	217,660
Other liabilities	113,632	97,404
Total liabilities	5,736,381	5,272,411
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 492,874 and 494,254 shares outstanding, respectively	61	61
Additional paid-in-capital	4,988,491	4,616,331
Retained earnings	9,072,321	8,114,517
Accumulated other comprehensive income (loss)	(98,630)	(173,602)
Treasury stock, at cost (107,960 and 106,580 shares, respectively), net of reissuances	(5,791,809)	(5,132,472)
Total stockholders’ equity	8,170,434	7,424,835
Total liabilities and stockholders’ equity	$13,906,815	$12,697,246
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

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2017	September 2, 2016	September 1, 2017	September 2, 2016
Revenue:
Subscription	$1,570,336	$1,168,602	$4,437,882	$3,322,560
Product	158,961	180,960	513,891	578,572
Services and support	111,777	114,405	343,137	344,879
Total revenue	1,841,074	1,463,967	5,294,910	4,246,011
Cost of revenue:
Subscription	168,915	116,990	452,830	339,664
Product	11,709	15,435	41,530	51,490
Services and support	82,298	70,276	245,259	212,198
Total cost of revenue	262,922	202,701	739,619	603,352
Gross profit	1,578,152	1,261,266	4,555,291	3,642,659
Operating expenses:
Research and development	315,555	248,450	900,033	718,138
Sales and marketing	550,093	477,475	1,623,488	1,415,155
General and administrative	147,402	143,364	455,139	428,010
Amortization of purchased intangibles	19,428	22,652	57,876	60,034
Total operating expenses	1,032,478	891,941	3,036,536	2,621,337
Operating income	545,674	369,325	1,518,755	1,021,322
Non-operating income (expense):
Interest and other income (expense), net	13,539	2,725	25,899	12,995
Interest expense	(18,809)	(17,281)	(55,286)	(52,924)
Investment gains (losses), net	975	1,532	5,261	(2,955)
Total non-operating income (expense), net	(4,295)	(13,024)	(24,126)	(42,884)
Income before income taxes	541,379	356,301	1,494,629	978,438
Provision for income taxes	121,810	85,513	302,224	209,269
Net income	$419,569	$270,788	$1,192,405	$769,169
Basic net income per share	$0.85	$0.54	$2.41	$1.54
Shares used to compute basic net income per share	493,426	498,584	494,138	499,224
Diluted net income per share	$0.84	$0.54	$2.38	$1.52
Shares used to compute diluted net income per share	500,398	503,669	501,060	505,135

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2017	September 2, 2016	September 1, 2017	September 2, 2016
	Increase/(Decrease)		Increase/(Decrease)
Net income	$419,569	$270,788	$1,192,405	$769,169
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	3,545	3,055	13,234	21,677
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(488)	(869)	(894)	(1,982)
Net increase (decrease) from available-for-sale securities	3,057	2,186	12,340	19,695
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	1,483	13,233	3,613	9,089
Reclassification adjustment for recognized gains / losses on derivative instruments	30	(3,656)	(31,219)	(9,964)
Net increase (decrease) from derivatives designated as hedging instruments	1,513	9,577	(27,606)	(875)
Foreign currency translation adjustments	43,552	(12,828)	90,238	16,149
Other comprehensive income (loss), net of taxes	48,122	(1,065)	74,972	34,969
Total comprehensive income, net of taxes	$467,691	$269,723	$1,267,377	$804,138

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 1, 2017	September 2, 2016
Cash flows from operating activities:
Net income	$1,192,405	$769,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	244,763	249,675
Stock-based compensation	331,401	262,382
Deferred income taxes	47,859	44,164
Unrealized losses (gains) on investments, net	(3,243)	3,916
Excess tax benefits from stock-based compensation	—	(69,269)
Other non-cash items	2,606	(124)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	26,461	(57,033)
Prepaid expenses and other current assets	31,824	(86,350)
Trade payables	(68,397)	(10,861)
Accrued expenses	81,624	(5,540)
Income taxes payable	6,880	95,923
Deferred revenue	185,450	308,075
Net cash provided by operating activities	2,079,633	1,504,127
Cash flows from investing activities:
Purchases of short-term investments	(1,419,411)	(1,813,509)
Maturities of short-term investments	601,130	557,769
Proceeds from sales of short-term investments	978,737	698,486
Acquisitions, net of cash acquired	(459,626)	(48,427)
Purchases of property and equipment	(140,438)	(155,172)
Purchases of long-term investments and other assets	(25,669)	(56,413)
Proceeds from sale of long-term investments and other assets	2,034	331
Net cash used for investing activities	(463,243)	(816,935)
Cash flows from financing activities:
Purchases of treasury stock	(800,000)	(775,000)
Proceeds from reissuance of treasury stock	157,682	139,823
Taxes paid related to net share settlement of equity awards	(220,580)	(224,243)
Excess tax benefits from stock-based compensation	—	69,269
Repayment of capital lease obligations	(1,328)	(86)
Net cash used for financing activities	(864,226)	(790,237)
Effect of foreign currency exchange rates on cash and cash equivalents	11,071	(5,843)
Net increase (decrease) in cash and cash equivalents	763,235	(108,888)
Cash and cash equivalents at beginning of period	1,011,315	876,560
Cash and cash equivalents at end of period	$1,774,550	$767,672
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$211,343	$108,508
Cash paid for interest	$59,769	$58,182
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$80,439	$—
Issuance of common stock and stock awards assumed in business acquisitions	$10,348	$—

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
We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our condensed consolidated statements of cash flows for the nine months ended September 1, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted in our condensed consolidated statements of cash flows.
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
While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. We expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and, therefore, may vary in some instances.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity's hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 1, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016, that are of significance or potential significance to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2.  ACQUISITIONS
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. During the first quarter of fiscal 2017, we began integrating TubeMogul into our Digital Marketing reportable segment.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. During the third quarter of fiscal 2017, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to goodwill and liabilities assumed. The total purchase price for TubeMogul was $560.8 million which was preliminarily allocated to goodwill, that is non-deductible for tax purposes, for $349.0 million, to identifiable intangible assets for $113.1 million and to net assets acquired for $98.7 million. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including calculation of deferred tax assets and liabilities.
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
Cash, cash equivalents and short-term investments consisted of the following as of September 1, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$413,411	$—	$—	$413,411
Cash equivalents:
Money market mutual funds	1,344,350	—	—	1,344,350
Time deposits	16,789	—	—	16,789
Total cash equivalents	1,361,139	—	—	1,361,139
Total cash and cash equivalents	1,774,550	—	—	1,774,550
Short-term fixed income securities:
Asset-backed securities	99,295	51	(162)	99,184
Corporate bonds and commercial paper	2,427,062	8,962	(3,000)	2,433,024
Municipal securities	145,850	162	(51)	145,961
U.S. Treasury securities	917,426	14	(1,673)	915,767
Total short-term investments	3,589,633	9,189	(4,886)	3,593,936
Total cash, cash equivalents and short-term investments	$5,364,183	$9,189	$(4,886)	$5,368,486

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of September 1, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$710,735	$(2,497)	$1,282,076	$(9,474)
Asset-backed securities	62,235	(150)	54,063	(189)
Municipal securities	6,387	(23)	114,810	(525)
U.S. Treasury and agency securities	808,221	(1,400)	580,529	(1,470)
Total	$1,587,578	$(4,070)	$2,031,478	$(11,658)

There were 570 securities and 1,052 securities in an unrealized loss position for less than twelve months at September 1, 2017 and at December 2, 2016, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of September 1, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$94,397	$(503)	$39,162	$(80)
Asset-backed securities	1,495	(12)	1,331	(1)
Municipal securities	10,077	(28)	—	—
U.S. Treasury and agency securities	47,636	(273)	—	—
Total	$153,605	$(816)	$40,493	$(81)
There were 90 securities and 23 securities in an unrealized loss position for more than twelve months at September 1, 2017 and at December 2, 2016, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 1, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,079,772	$1,079,092
Due between one and two years	1,353,653	1,353,378
Due between two and three years	776,048	778,726
Due after three years	380,160	382,740
Total	$3,589,633	$3,593,936
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our condensed consolidated statements of income. During the nine months ended September 1, 2017 and September 2, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended September 1, 2017.
The fair value of our financial assets and liabilities at September 1, 2017 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,344,350	$1,344,350	$—	$—
Time deposits	16,789	16,789	—	—
Short-term investments:
Asset-backed securities	99,184	—	99,184	—
Corporate bonds and commercial paper	2,433,024	—	2,433,024	—
Municipal securities	145,961	—	145,961	—
U.S. Treasury securities	915,767	—	915,767	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,559	—	11,559	—
Other assets:
Deferred compensation plan assets	52,554	1,622	50,932	—
Interest rate swap derivatives	7,564	—	7,564	—
Total assets	$5,026,752	$1,362,761	$3,663,991	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,410	$—	$1,410	$—
Total liabilities	$1,410	$—	$1,410	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have direct investments in privately held companies accounted for under the equity or cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our direct investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended September 1, 2017 and the three months ended September 2, 2016, we determined there were no other-than-temporary impairments on our direct investments. For the nine months ended September 2, 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value.
The fair value of our senior notes was $2 billion as of September 1, 2017, based on observable market prices in less active markets and categorized as Level 2. See Note 12 for further details regarding our debt.
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

The fair value of derivative instruments on our condensed consolidated balance sheets as of September 1, 2017 and December 2, 2016 were as follows (in thousands):

	2017		2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (3)	$9,487	$—	$34,355	$—
Interest rate swap (2)	7,564	—	13,117	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	2,072	1,410	3,757	5,246
Total derivatives	$19,123	$1,410	$51,229	$5,246

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our condensed consolidated balance sheets.

(2)	Included in other assets or other liabilities on our condensed consolidated balance sheets.

(3)	Hedging effectiveness expected to be recognized into income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three and nine months ended September 1, 2017 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$1,483	$—	$3,613	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$221	$—	$31,845	$—
Net gain (loss) recognized in income(3)	$(6,190)	$—	$(21,842)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,920	$—	$6,456
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of September 1, 2017 and December 2, 2016 was $5.82 billion and $5.41 billion, respectively. The increase was due to our acquisition of TubeMogul and, to a lesser extent, foreign currency translation adjustments during the nine months ended September 1, 2017.
Purchased and other intangible assets subject to amortization as of September 1, 2017 and December 2, 2016 were as follows (in thousands):

	2017			2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$240,901	$(119,042)	$121,859	$149,253	$(82,091)	$67,162
Customer contracts and relationships	$577,887	$(337,748)	$240,139	$541,366	$(274,380)	$266,986
Trademarks	76,255	(54,088)	22,167	76,355	(46,846)	29,509
Acquired rights to use technology	72,167	(52,931)	19,236	87,403	(60,929)	26,474
Localization	1,047	(586)	461	631	(177)	454
Other intangibles	38,693	(21,888)	16,805	38,693	(14,873)	23,820
Total other intangible assets	$766,049	$(467,241)	$298,808	$744,448	$(397,205)	$347,243
Purchased and other intangible assets, net	$1,006,950	$(586,283)	$420,667	$893,701	$(479,296)	$414,405

Amortization expense related to purchased and other intangible assets was $39.1 million and $116.3 million for the three and nine months ended September 1, 2017, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $40.0 million and $115.4 million for the three and nine months ended September 2, 2016, respectively. Of these amounts $19.5 million and $57.7 million were included in cost of sales for the three and nine months ended September 1, 2017, respectively, and $16.9 million and $54.4 million for the three and nine months ended September 2, 2016, respectively.
As of September 1, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2017	$10,704	$26,673
2018	37,722	97,462
2019	33,749	69,445
2020	31,540	39,594
2021	7,078	17,279
Thereafter	1,066	48,355
Total expected amortization expense	$121,859	$298,808

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of September 1, 2017 and December 2, 2016 consisted of the following (in thousands):

	2017	2016
Accrued compensation and benefits	$373,448	$339,487
Accrued media costs	129,602	5,144
Sales and marketing allowances	47,075	55,681
Accrued corporate marketing	54,921	55,218
Taxes payable	43,079	43,113
Royalties payable	39,666	25,089
Accrued interest expense	6,781	25,805
Other	237,720	190,093
Accrued expenses	$932,292	$739,630

Accrued media costs primarily relate to our advertising platform offerings from TubeMogul. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.
NOTE 8.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended September 1, 2017 and the fiscal year ended December 2, 2016 was as follows (in thousands):

	2017	2016
Beginning outstanding balance	8,316	10,069
Awarded	4,675	4,440
Released	(3,528)	(5,471)
Forfeited	(615)	(722)
Increase due to acquisition	595	—
Ending outstanding balance	9,443	8,316
Information regarding restricted stock units outstanding at September 1, 2017 and September 2, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2017
Restricted stock units outstanding	9,443	1.27	$1,464.2
Restricted stock units vested and expected to vest	8,636	1.22	$1,339.1
2016
Restricted stock units outstanding	8,398	1.25	$869.7
Restricted stock units vested and expected to vest	7,597	1.19	$775.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 1, 2017 and September 2, 2016 were $155.06 and $103.57, respectively.

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

As of September 1, 2017, the shares awarded under our 2017, 2016 and 2015 Performance Share Programs are yet to be achieved.

The following table sets forth the summary of performance share activity under our Performance Share Programs for the nine months ended September 1, 2017 and the fiscal year ended December 2, 2016 (in thousands):

	2017			2016
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,630		3,261	1,940		3,881
Awarded	1,082	(1)	1,040	1,206	(2)	1,053
Achieved	(1,135)		(1,147)	(1,373)		(1,387)
Forfeited	(43)		(86)	(143)		(286)
Ending outstanding balance	1,534		3,068	1,630		3,261
_________________________________________

(1)
Included in the 1.1 million shares awarded during the nine months ended September 1, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended September 1, 2017 and September 2, 2016 were as follows:

	Three Months		Nine Months
	2017	2016	2017	2016
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	25% - 27%	26% - 28%	22% - 27%	26% - 29%
Risk free interest rate	1.12% - 1.41%	0.37% - 0.59%	0.62% - 1.41%	0.37% - 1.06%

Employees purchased 1.9 million shares at an average price of $77.63 and 1.9 million shares at an average price of $66.13 for the nine months ended September 1, 2017 and September 2, 2016, respectively. The intrinsic value of shares purchased during the nine months ended September 1, 2017 and September 2, 2016 was $97.7 million and $54.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of September 1, 2017 and December 2, 2016, we had 0.3 million and 0.6 million stock options outstanding, respectively.

Compensation Costs
As of September 1, 2017, there was $782.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended September 1, 2017 and September 2, 2016 were as follows (in thousands):

	2017		2016
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$628	$3,633	$333	$1,554
Cost of revenue—services and support	1,626	2,409	1,221	1,861
Research and development	4,608	43,243	3,336	26,388
Sales and marketing	4,658	36,064	3,940	27,798
General and administrative	1,140	19,033	976	17,097
Total	$12,660	$104,382	$9,806	$74,698

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the nine months ended September 1, 2017 and September 2, 2016 were as follows (in thousands):

	2017		2016
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$1,899	$10,467	$1,119	$5,115
Cost of revenue—services and support	4,850	7,151	4,087	5,494
Research and development	12,884	119,068	10,961	81,280
Sales and marketing	13,832	103,982	12,953	85,123
General and administrative	3,623	56,972	3,423	53,049
Total	$37,088	$297,640	$32,543	$230,061

NOTE 9.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended September 1, 2017 were as follows (in thousands):

Balance as of December 2, 2016	$8,114,517
Net income	1,192,405
Reissuance of treasury stock	(234,601)
Balance as of September 1, 2017	$9,072,321
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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of September 1, 2017 were as follows (in thousands):

	December 2, 2016	Increase / Decrease	Reclassification Adjustments		September 1, 2017
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$3,499	$6,872	$(1,224)		$9,147
Unrealized losses on available-for-sale securities	(11,565)	6,362	330		(4,873)
Total net unrealized gains / losses on available-for-sale securities	(8,066)	13,234	(894)	(1)	4,274
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,689	3,613	(31,219)	(2)	(5,917)
Cumulative foreign currency translation adjustments	(187,225)	90,238	—		(96,987)
Total accumulated other comprehensive income (loss), net of taxes	$(173,602)	$107,085	$(32,113)		$(98,630)

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

The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended September 1, 2017 and September 2, 2016 (in thousands):

	Three Months		Nine Months
	2017	2016	2017	2016
Available-for-sale securities:
Unrealized gains / losses	$235	$(13)	$523	$(35)
Reclassification adjustments	(214)	—	(323)	—
Subtotal available-for-sale securities	21	(13)	200	(35)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—	—	—
Reclassification adjustments(1)	(149)	(151)	(582)	(466)
Subtotal derivatives designated as hedging instruments	(149)	(151)	(582)	(466)
Foreign currency translation adjustments	1,434	(463)	3,081	882
Total taxes, other comprehensive income	$1,306	$(627)	$2,699	$381
_________________________________________

(1)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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
During the nine months ended September 1, 2017 and September 2, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $800 million and $775 million, respectively. Of the $800 million prepayment during the nine months ended September 1, 2017, $300 million was under the new $2.5 billion stock repurchase authority and the remaining $500 million was under the previous $2 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 1, 2017, we repurchased approximately 6.3 million shares at an average price of $126.58 through structured repurchase agreements entered into during fiscal 2016 and the nine months ended September 1, 2017. During the nine months ended September 2, 2016 we repurchased approximately 7.3 million shares at an average price of $93.87 through structured repurchase agreements entered into during fiscal 2015 and the nine months ended September 2, 2016.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the nine months ended September 1, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by September 1, 2017 were excluded from the computation of earnings per share. As of September 1, 2017, $98.8 million of prepayment remained under this agreement.
Subsequent to September 1, 2017, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, $1.9 billion remains under our current authority.

NOTE 10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 1, 2017 and September 2, 2016 (in thousands, except per share data):

	Three Months		Nine Months
	2017	2016	2017	2016
Net income	$419,569	$270,788	$1,192,405	$769,169
Shares used to compute basic net income per share	493,426	498,584	494,138	499,224
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	6,664	4,633	6,574	5,373
Stock options	308	452	348	538
Shares used to compute diluted net income per share	500,398	503,669	501,060	505,135
Basic net income per share	$0.85	$0.54	$2.41	$1.54
Diluted net income per share	$0.84	$0.54	$2.38	$1.52
For the three and nine months ended September 1, 2017 and September 2, 2016, there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $145.96 and $129.77, respectively, and $98.12 and $93.35, respectively, that would have been anti-dilutive.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden, East and West Towers.
During the nine months ended September 1, 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price. We capitalized the Almaden Tower as property and equipment on our condensed consolidated balance sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.

As of September 1, 2017, we own the buildings that make up the Almaden, East and West Towers and the underlying land.
Royalties
We have royalty commitments associated with the licensing of certain offerings. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.

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

As of September 1, 2017, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.89 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $2.00 billion as of September 1, 2017. The total fair value excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of September 1, 2017, we were in compliance with all of the covenants.
In February 2017 and August 2017, we made semi-annual interest payments on our 2020 and 2025 Notes each totaling $37.6 million.
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
As of September 1, 2017, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 13.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three and nine months ended September 1, 2017 and September 2, 2016 included the following (in thousands):

	Three Months		Nine Months
	2017	2016	2017	2016
Interest and other income (expense), net:
Interest income	$17,180	$11,849	$46,553	$34,010
Foreign exchange gains (losses)	(4,140)	(10,001)	(21,620)	(23,005)
Realized gains on fixed income investment	574	943	1,224	2,487
Realized losses on fixed income investment	(86)	(74)	(330)	(505)
Other	11	8	72	8
Interest and other income (expense), net	$13,539	$2,725	$25,899	$12,995
Interest expense	$(18,809)	$(17,281)	$(55,286)	$(52,924)
Investment gains (losses), net:
Realized investment gains	$681	$202	$3,071	$1,391
Realized investment losses	—	—	—	(5,120)
Unrealized investment gains	294	1,330	2,190	774
Investment gains (losses), net	$975	$1,532	$5,261	$(2,955)
Non-operating income (expense), net	$(4,295)	$(13,024)	$(24,126)	$(42,884)
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

Our segment results for the three months ended September 1, 2017 and September 2, 2016 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Three months ended September 1, 2017
Revenue	$1,270,215	$529,497	$41,362	$1,841,074
Cost of revenue	69,533	191,536	1,853	262,922
Gross profit	$1,200,682	$337,961	$39,509	$1,578,152
Gross profit as a percentage of revenue	95%	64%	96%	86%
Three months ended September 2, 2016
Revenue	$989,969	$429,605	$44,393	$1,463,967
Cost of revenue	56,771	144,065	1,865	202,701
Gross profit	$933,198	$285,540	$42,528	$1,261,266
Gross profit as a percentage of revenue	94%	66%	96%	86%
Our segment results for the nine months ended September 1, 2017 and September 2, 2016 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Nine months ended September 1, 2017
Revenue	$3,620,282	$1,547,319	$127,309	$5,294,910
Cost of revenue	182,935	551,454	5,230	739,619
Gross profit	$3,437,347	$995,865	$122,079	$4,555,291
Gross profit as a percentage of revenue	95%	64%	96%	86%
Nine months ended September 2, 2016
Revenue	$2,864,824	$1,248,023	$133,164	$4,246,011
Cost of revenue	169,490	427,984	5,878	603,352
Gross profit	$2,695,334	$820,039	$127,286	$3,642,659
Gross profit as a percentage of revenue	94%	66%	96%	86%

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
OPERATIONS OVERVIEW

For our third quarter of fiscal 2017, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

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

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the third quarter of fiscal 2017 are based on currency rates set at the start of fiscal 2017 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the third quarter of fiscal 2017 was $4.32 billion, up from $3.52 billion at the end of fiscal 2016. Document Cloud ARR exiting the third quarter of fiscal 2017 was $556 million, up from $472 million at the end of fiscal 2016. Total Digital Media ARR grew to $4.87 billion at the end of the third quarter of fiscal 2017, up from $3.99 billion at the end of fiscal 2016.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2017 was $1.06 billion, up from $802.7 million in the third quarter of fiscal 2016 and representing 33% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2017 was $206.3 million, up from $187.3 million in the third quarter of fiscal 2016 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.27 billion in the third quarter of fiscal 2017, up from $990.0 million in the third quarter of fiscal 2016 and representing 28% year-over-year growth.

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

We utilize a direct sales force to market and license our Adobe Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Adobe Experience Cloud revenue of $507.8 million in the third quarter of fiscal 2017, which represents 26% year-over-year revenue growth.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 1, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2016.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2017

•
Total Digital Media ARR of approximately $4.87 billion as of September 1, 2017 increased by $885 million, or 22%, from $3.99 billion as of December 2, 2016. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud subscription offerings.

•
Creative revenue during the three months ended September 1, 2017 of $1.06 billion increased by $261.2 million, or 33% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $507.8 million during the three months ended September 1, 2017 increased by $103.8 million, or 26%, compared with the year-ago period. The increase was primarily due to increases in revenue associated with our Advertising Cloud offerings, including TubeMogul which we acquired in the first quarter of fiscal 2017, and from our AEM offerings as part of our Adobe Marketing Cloud.

•
Our total deferred revenue of $2.20 billion as of September 1, 2017 increased by $190.1 million, or 9%, from $2.01 billion as of December 2, 2016 primarily due to increases in Creative Cloud subscriptions, and new contracts and the timing of renewals for our Adobe Experience Cloud services.

•
Cost of revenue of $262.9 million during the three months ended September 1, 2017 increased by $60.2 million, or 30%, compared with the year-ago period primarily due to increases in royalty costs. Also contributing to the increase in cost of revenue are the increases in media costs associated with our Advertising Cloud offerings, and costs associated with increased headcount.

•
Operating expenses of $1.03 billion during the three months ended September 1, 2017 increased by $140.5 million, or 16%, compared with the year-ago period primarily due to increases in costs associated with increased headcount and stock based compensation expense.

•	Net income of $419.6 million during the three months ended September 1, 2017 increased by $148.8 million, or 55%, compared with the year-ago period primarily due to subscription revenue increases.

•
Net cash flow from operations of $2.08 billion during the nine months ended September 1, 2017 increased by $575.5 million, or 38%, compared to the nine months ended September 2, 2016 primarily due to higher net income.

Revenue for the Three and Nine Months Ended September 1, 2017 and September 2, 2016 (dollars in millions)

Revenue for the nine months ended September 2, 2016 was favorably impacted by an extra week in the first quarter of fiscal 2016 due to our 53/52 week financial calendar whereby fiscal 2016 is a 53-week year compared with fiscal 2017 which is a 52-week year.

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Subscription	$1,570.3	$1,168.6	34%	$4,437.9	$3,322.5	34%
Percentage of total revenue	85%	80%		84%	78%
Product	159.0	181.0	(12)%	513.9	578.6	(11)%
Percentage of total revenue	9%	12%		10%	14%
Services and support	111.8	114.4	(2)%	343.1	344.9	(1)%
Percentage of total revenue	6%	8%		6%	8%
Total revenue	$1,841.1	$1,464.0	26%	$5,294.9	$4,246.0	25%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.

As described in Note 14 of our notes to condensed consolidated financial statements, we have the following segments: Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for the three and nine months ended September 1, 2017 and September 2, 2016 is as follows (dollars in millions):

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Digital Media	$1,149.5	$858.5	34%	$3,238.8	$2,437.8	33%
Digital Marketing	409.6	301.8	36%	1,167.6	860.6	36%
Print and Publishing	11.2	8.3	35%	31.5	24.1	31%
Total subscription revenue	$1,570.3	$1,168.6	34%	$4,437.9	$3,322.5	34%

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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Digital Media	$1,270.2	$990.0	28%	$3,620.3	$2,864.8	26%
Percentage of total revenue	69%	68%		68%	68%
Digital Marketing	529.5	429.6	23%	1,547.3	1,248.0	24%
Percentage of total revenue	29%	29%		29%	29%
Print and Publishing	41.4	44.4	(7)%	127.3	133.2	(4)%
Percentage of total revenue	2%	3%		3%	3%
Total revenue	$1,841.1	$1,464.0	26%	$5,294.9	$4,246.0	25%

Digital Media

Revenue from Digital Media increased $280.2 million and $755.5 million during the three and nine months ended September 1, 2017, as compared to the three and nine months ended September 2, 2016 primarily driven by increases in revenue associated with our Creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016. The increase was primarily due to an increase in subscription revenue associated with our Creative Cloud offerings driven by increases in individual, team and enterprise subscriptions. Also contributing to the increase in revenue was revenue growth associated with our Creative Cloud Photography Plan subscription offering.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and nine months ended September 1, 2017 as compared to the year ago period primarily due to increases in Document Cloud subscriptions revenue, offset in part by expected declines in revenue associated with our perpetually licensed Acrobat offering. Also contributing to the increase in Document Cloud revenue is the increase in Adobe Sign revenue.

Digital Marketing

Revenue from Digital Marketing increased $99.9 million and $299.3 million during the three and nine months ended September 1, 2017, as compared to the three and nine months ended September 2, 2016 primarily due to continued revenue growth associated with our Adobe Experience Cloud, which increased 26% and 27% during the three and nine months ended September 1, 2017 as compared to the year-ago period. The increases in Adobe Experience Cloud revenue were primarily driven by increases in revenue associated with our Adobe Advertising Cloud offering, including TubeMogul which we acquired in the first quarter of fiscal 2017, and our Adobe Marketing Cloud offering primarily from our AEM offerings. However, during the quarter, we observed some pressures on the pace of future growth of Adobe Experience Cloud revenue. Contributing to these pressures were larger deal sizes and longer sales cycles.

Geographical Information (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Americas	$1,063.1	$851.9	25%	$3,065.6	$2,478.4	24%
Percentage of total revenue	58%	58%		58%	58%
EMEA	500.8	400.2	25%	1,435.8	1,166.4	23%
Percentage of total revenue	27%	27%		27%	27%
APAC	277.2	211.9	31%	793.5	601.2	32%
Percentage of total revenue	15%	15%		15%	15%
Total revenue	$1,841.1	$1,464.0	26%	$5,294.9	$4,246.0	25%

Overall revenue during the three and nine months ended September 1, 2017 increased in all geographic regions as compared to the three and nine months ended September 2, 2016 primarily due to increases in Digital Media and Digital Marketing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies.
Foreign currency impacts to revenue for the three and nine months ended September 1, 2017 are shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/ (Decrease)
Euro	$(0.4)	$(11.9)
British Pound	(11.7)	(43.7)
Japanese Yen	(1.0)	10.7
Other currencies	1.8	2.5
Total revenue impact	(11.3)	(42.4)
Hedging impact:
Euro	—	13.6
British Pound	—	7.1
Japanese Yen	0.2	11.1
Total hedging impact	0.2	31.8
Total impact	$(11.1)	$(10.6)
During the three and nine months ended September 1, 2017, the relative strength of the U.S. Dollar caused revenue in EMEA currencies measured in U.S. Dollar equivalents to decrease as compared to the year-ago periods. The decreases during the nine months ended September 1, 2017 were offset in part by the strengthening of the Japanese Yen against the U.S. Dollar and hedging gains from our currency hedging programs.

Cost of Revenue for the Three and Nine Months Ended September 1, 2017 and September 2, 2016 (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Subscription	$168.9	$117.0	44%	$452.8	$339.7	33%
Percentage of total revenue	9%	8%		9%	8%
Product	11.7	15.4	(24)%	41.5	51.5	(19)%
Percentage of total revenue	1%	1%		1%	1%
Services and support	82.3	70.3	17%	245.3	212.2	16%
Percentage of total revenue	4%	5%		5%	5%
Total cost of revenue	$262.9	$202.7	30%	$739.6	$603.4	23%
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for hosting services and use of data center facilities. Our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources for our Advertising Cloud offerings.
Cost of subscription revenue increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Royalty cost	16%	7%
Media costs	9	7
Compensation and related benefits associated with headcount	6	6
Compensation associated with cash and stock-based incentives	6	5
Amortization of purchased intangibles	3	1
Hosting services and data center costs	5	8
Various individually insignificant items	(1)	(1)
Total change	44%	33%

Royalty costs increased during the three and nine months ended September 1, 2017 as compared to the year-ago periods primarily due to increases in obligations to certain key vendors for technology use. Also contributing to the increase in cost of subscription revenue during the three and nine months ended September 1, 2017 were increases in media costs related to our TubeMogul advertising platform offerings which are part of the Adobe Advertising Cloud.
Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 primarily due to decreases in royalty costs and amortization of purchased intangibles.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	12%	14%
Compensation associated with cash and stock-based incentives	3	1
Professional and consulting fees	(2)	(3)
Facilities and telecom	2	3
Various individually insignificant items	2	1
Total change	17%	16%
Professional and consulting fees decreased during the three and nine months ended September 1, 2017 as compared to the year-ago period primarily due to decreased usage of outside consultants to provide consulting and training services to our customers.

Operating Expenses for the Three and Nine Months Ended September 1, 2017 and September 2, 2016 (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Research and development	$315.6	$248.4	27%	$900.0	$718.1	25%
Percentage of total revenue	17%	17%		17%	17%
Sales and marketing	550.1	477.5	15%	1,623.5	1,415.2	15%
Percentage of total revenue	30%	33%		31%	33%
General and administrative	147.4	143.4	3%	455.1	428.0	6%
Percentage of total revenue	8%	10%		9%	10%
Amortization of purchased intangibles	19.4	22.6	(14)%	57.9	60.0	(4)%
Percentage of total revenue	1%	2%		1%	1%
Total operating expenses	$1,032.5	$891.9	16%	$3,036.5	$2,621.3	16%

Research and Development, Sales and Marketing, and General and Administrative Expenses
The increases in research and development, sales and marketing and general and administrative expenses during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 were primarily due to increases in compensation costs driven by headcount and increases in stock-based compensation expense.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	11%	11%
Compensation associated with cash and stock-based incentives	11	9
Professional and consulting fees	4	3
Various individually insignificant items	1	2
Total change	27%	25%
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
Sales and marketing expenses increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	5%	5%
Compensation associated with cash and stock-based incentives	3	2
Marketing spending related to offering launches and overall marketing efforts	2	3
Professional and consulting fees	2	2
Various individually insignificant items	3	3
Total change	15%	15%

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

General and administrative expenses increased during the three and nine months ended September 1, 2017 as compared to the three and nine months ended September 2, 2016 due to the following:

	% Change 2017-2016 QTD	% Change 2017-2016 YTD
Compensation and related benefits associated with headcount	1%	2%
Compensation associated with cash and stock-based incentives	3	3
Professional and consulting fees	(2)	(1)
Various individually insignificant items	1	2
Total change	3%	6%

Non-Operating Income (Expense), Net for the Three Months Ended September 1, 2017 and September 2, 2016 (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016
Interest and other income (expense), net	$13.5	$2.7	**	$25.9	$13.0	**
Percentage of total revenue	*	*		*	*
Interest expense	(18.8)	(17.2)	9%	(55.3)	(52.9)	5%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	1.0	1.5	**	5.3	(3.0)	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(4.3)	$(13.0)	(67)%	$(24.1)	$(42.9)	(44)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Provision for Income Taxes for the Three and Nine Months Ended September 1, 2017 and September 2, 2016 (dollars in millions)

	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Provision	$121.8	$85.5	42%	$302.2	$209.3	44%
Percentage of total revenue	7%	6%		6%	5%
Effective tax rate	23%	24%		20%	21%

Our effective tax rate decreased by one percentage point for the three months ended September 1, 2017 as compared to the three months ended September 2, 2016. The decrease was primarily due to the recognition of excess tax benefits due to our adoption of the new accounting guidance related to stock-based compensation.
Our effective tax rate decreased by one percentage point for the nine months ended September 1, 2017 as compared to the nine months ended September 2, 2016. The decrease was primarily due to the recognition of excess tax benefits due to our adoption of the new accounting guidance related to stock-based compensation and the completion of certain income tax examinations. The decrease was offset in part by a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries. In addition to the above noted items, the effective tax rate during the nine months ended September 2, 2016 included a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries, offset in part by a one-time tax benefit related to the retroactive reinstatement of the fiscal 2015 U.S. Research and Development credit.

As described in Note 1 of our notes to condensed consolidated financial statements, we early adopted the new accounting standard for share-based payment accounting in the first quarter of fiscal 2017. As a result, we recorded deferred tax attributes that we were previously tracking pursuant to the rules that preceded this standard. The deferred tax asset recorded with the adoption was offset by the establishment of a valuation allowance.

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
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at September 1, 2017 was $175.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 1, 2017 were recognized in the future, $138.3 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $37.4 million federal benefit related to deducting certain payments on future state tax returns.
As of September 1, 2017, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $22.0 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $40.0 million.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	September 1, 2017	December 2, 2016
Cash and cash equivalents	$1,774.6	$1,011.3
Short-term investments	$3,593.9	$3,750.0
Working capital	$3,364.9	$3,028.1
Stockholders’ equity	$8,170.4	$7,424.8
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 1, 2017	September 2, 2016
Net cash provided by operating activities	$2,079.6	$1,504.1
Net cash used for investing activities	(463.3)	(816.9)
Net cash used for financing activities	(864.2)	(790.2)
Effect of foreign currency exchange rates on cash and cash equivalents	11.1	(5.9)
Net increase (decrease) in cash and cash equivalents	$763.2	$(108.9)

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

Cash Flows from Operating Activities
Net cash provided by operating activities of $2.08 billion for the nine months ended September 1, 2017 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increases in Digital Media site and term licenses and Digital Marketing hosted services. The increase in accrued expenses was primarily due to increases in accrued media costs associated with our Advertising Cloud offerings, including TubeMogul, and increases in accrued compensation driven by headcount growth. The primary working capital use of cash was for payments of trade payables assumed as part of the TubeMogul acquisition.

Cash Flows from Investing Activities
Net cash used for investing activities of $463.3 million for the nine months ended September 1, 2017 was primarily due to purchases of short-term investments and our acquisition of TubeMogul in the first quarter of fiscal 2017. Other uses of cash included purchases of property and equipment, including the Almaden Tower, long-term investments and other assets. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $864.2 million for the nine months ended September 1, 2017 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
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

On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of September 1, 2017, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of September 1, 2017, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 56% of our consolidated invested balances during the three months ended September 1, 2017.

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
During the nine months ended September 1, 2017 and September 2, 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $800 million and $775 million, respectively. Of the $800 million prepayment made during the nine months ended September 1, 2017, $300 million was under the new $2.5 billion stock repurchase authority and the remaining $500 million was under the previous $2 billion stock repurchase authority. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 1, 2017, we repurchased approximately 6.3 million shares at an average price of $126.58 through structured repurchase agreements entered into during fiscal 2016 and the nine months ended September 1, 2017. During the nine months ended September 2, 2016, we repurchased approximately 7.3 million shares at an average price of $93.87 through structured repurchase agreements entered into during fiscal 2015 and the nine months ended September 2, 2016.
For the nine months ended September 1, 2017, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by September 1, 2017 were excluded from the computation of earnings per share. As of September 1, 2017, $98.8 million of prepayment remained under this agreement.
Subsequent to September 1, 2017, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $300 million stock repurchase agreement, $1.9 billion remains under our current authority. Refer to Part II, Item 2 in this report for share repurchases during the quarter ended September 1, 2017.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of September 1, 2017 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the nine months ended September 1, 2017. See Notes 11 and 12 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Purchase Obligations
The following table presents additional contractual obligations and updates the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016 (in millions).

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$300.0	$20.0	$60.0	$220.0	$—

Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At September 1, 2017, our maximum commitment for interest payments was $350.6 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of September 1, 2017, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our credit agreement we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Royalties
We have certain royalty commitments associated with the licensing of certain offerings. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the nine months ended September 1, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2016.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 1, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 1, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers’ satisfaction with our products and services, the level of innovation reflected in those additional features, the prices of our offerings and general economic conditions. If our efforts to cross-sell and up-sell to our customers are unsuccessful, the rate at which our business grows may decline.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation.
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
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.
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
For example, the Financial Accounting Standards Board has issued new accounting standards for revenue recognition and leasing and, while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these updated standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part I. Item 1, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.”
We may not realize the anticipated benefits of past or future investments or acquisitions, and integration of acquisitions may disrupt our business and management.
We may not realize the anticipated benefits of an investment or acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

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
The market price for our common stock has in the past experienced significant fluctuations and may do so in the future. A number of factors may affect the market price for our common stock, including:

•	shortfalls in our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), bookings within our Adobe Experience Cloud business, or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements or service introductions by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry; and

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
Our cash equivalent and short-term investment portfolio as of September 1, 2017 consisted of corporate bonds and commercial paper, U.S. agency securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 1, 2017, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended September 1, 2017. See Note 9 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$2,597,024
June 3—June 30, 2017
Shares repurchased	687,120	$141.20	687,120	$(97,024)
July 1—July 28, 2017
Shares repurchased	694,335	$144.02	694,335	$(100,000)	(2)
July 29—September 1, 2017
Shares repurchased	685,844	$147.59	685,844	$(101,223)	(2)
Total	2,067,299		2,067,299	$2,298,777
_________________________________________

(1)	In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.

(2)
In June 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million under the new $2.5 billion authority granted by the Board of Directors in fiscal 2017. As of September 1, 2017, approximately $98.8 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture	S-3	1/15/10	4.1	333-164378

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/17	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.3F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.3G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3P	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3Q	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.11	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.12	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.13	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.14	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.15	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.16	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.17	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.18	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.19	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.20	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.21	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.22	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.23A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.23B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.24	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.25	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.26	Description of 2014 Director Compensation*	10-K	1/21/14	10.81	000-15175

10.27	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.28	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.29	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.30A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.30B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.30C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.31	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

10.32	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan	S-8	3/13/15	99.1	333-202732

10.33	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††	S-1	3/26/14	10.2	333-194817

10.34	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††	S-1A	7/7/14	10.3	333-194817

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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

††	References to Exhibits 10.33 through 10.34 are to filings made by TubeMogul, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

By:	/s/ MARK GARRETT
Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 27, 2017

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
Reader
TubeMogul

All other trademarks are the property of their respective owners.