Form 10-K
period 2017-12-01
ADOBE SYSTEMS INC
filed 2018-01-22
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2017
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
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 2, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $52,575,558,763 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 12, 2018, 491,578,529 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 1, 2017, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE SYSTEMS INCORPORATED
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2018. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market our products and services directly to enterprise customers through our sales force and certain local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). See Note 17 of our Notes to Consolidated Financial Statements for further geographical information.
Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. Our executive offices and principal facilities are located at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000 and our website is www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Annual Report on Form 10-K.

BUSINESS OVERVIEW

For over 35 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments interact. We help our customers create and deliver the most compelling experiences in a streamlined workflow, and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anytime, anywhere.
While we continue to offer a broad portfolio of products, services, and solutions, we focus our investments in two strategic growth areas:
Digital Media—providing products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere. Our customers include content creators, web designers, app developers and digital media professionals, as well as management in marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate and distribute documents. This is the core of what we have delivered for over 25 years, and we have evolved our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device on projects of all types.
Digital Experience—providing solutions and services for creating, managing, executing, measuring and optimizing digital marketing and advertising campaigns across multiple channels. Our customers include marketers, advertisers, agencies, publishers, merchandisers, web analysts, marketing executives, information management executives, product development executives, and sales and support executives. In fiscal 2017, we processed 186 trillion data transactions with our analytics products, providing our customers with a robust data platform that can be used to gain insight and optimize digital experiences delivered with our Adobe Experience Cloud solutions. By combining the creativity of our Digital Media business with the science of our Digital Experience offerings, we help our customers more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Experience markets, where our mission is to change the world through digital experiences. By integrating products from each of these two areas of Adobe’s business, our customers are able to utilize a comprehensive suite of solutions and services that no other company currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue investing in engaging their constituents digitally.

SEGMENTS
Effective in fiscal 2018, our business is organized into three reportable segments: Digital Media, Digital Experience (formerly Digital Marketing), and Publishing (formerly Print and Publishing). These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities described above, placing our Publishing business in a third segment that contains some of our mature products and solutions.
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2018 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of our Notes to Consolidated Financial Statements for further segment information.

MARKET OVERVIEW
Digital Media
Digital Media Opportunity
Recent technology trends in digital communications continue to provide a significant market opportunity for Adobe in digital media. In today’s world where the velocity of creation and consumption of digital content is ever increasing, customers are looking for a way to meet demand with engaging online experiences. Adobe is in a strong position to capitalize on this opportunity by driving modernization and innovation that will accelerate the creative process across all platforms and devices, deepen engagement with communities, and accelerate long-term revenue growth by focusing on cloud-based offerings, which are licensed on a subscription basis.
The flagship of our Digital Media business is Adobe Creative Cloud—a subscription service that allows members to use Adobe’s creative products integrated with cloud-delivered services across desktop, web and mobile devices. Creative Cloud members can download and access the latest versions of our creative products such as Photoshop CC, Illustrator CC, Premiere Pro CC, Lightroom CC, InDesign CC, Adobe XD CC and many more creative applications. In addition, members can access built-in templates to jumpstart designs and step-by-step tutorials to sharpen skills and get up to speed quickly. Through Creative Cloud, members can access online services to sync, store, and share files across users’ machines, access marketplace, social and community-based features within our Adobe Stock and Behance services, and create apps and websites, all at affordable subscription pricing for cost-sensitive customers.
Adobe continues to redefine the creative process with Creative Cloud so that our customers can obtain everything they need to create, collaborate and be inspired. A core part of our strategy is Adobe Sensei, a proprietary framework and set of intelligent services for dramatically improving the design and delivery of digital experiences. Adobe Sensei leverages Adobe’s massive content and data assets, as well as its deep domain expertise in the creative, marketing and document segments, within a unified artificial intelligence (“AI”) and machine learning framework to tackle today’s complex creative experience challenges.
Creative Cloud addresses the needs of creative professionals such as artists, designers, developers, students and administrators. They rely on our products for publishing, web design and development, video and animation production, mobile app and gaming development, and document creation and collaboration. End users of our creative products work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and consumers also use our products to create and deliver content. We have introduced new products, features and services to address emerging categories of content creation such as 3D, augmented reality, virtual reality and user experience design. New solutions include Adobe Dimension, a tool that enables the creation of high-quality, photorealistic 3D images; Adobe XD, a solution for creating user experiences and screen designs as part of designing websites and mobile apps; and Adobe Spark, a set of capabilities that enables anyone to create impactful graphics, web pages and video stories in minutes.
Adobe’s Digital Media segment includes our Document Cloud business, built around our Acrobat family of products, the Adobe Acrobat Reader and a set of integrated, cloud-based document services. Tens of millions of knowledge workers worldwide interact with documents daily. For over 25 years, Adobe Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Adobe Acrobat Reader. Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide variety of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product and its innovative cloud services, we have extended the capabilities of our solutions. Users can turn slow, manual signing processes into automated experiences and collect signatures with Adobe Scan, Adobe Sign and Adobe Send & Track.
Digital Media Strategy
Our goal is to be the leading platform for creativity where we offer a range of products and services that allow individuals, teams and enterprises to design and deliver amazing digital content.
We believe there is significant opportunity for growth across all customer segments and expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users in North America and international markets. We will continue to seek to deepen our relationship with existing users through meeting their needs holistically and delivering additional features and value. As appropriate, we plan to optimize our pricing strategy and move our customers to higher priced and better value offerings and continue to employ targeted promotions that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. To target new customers and better address the needs of our existing customers, we will continue to invest in driving innovation to maintain the leadership position that we have established. We have also built a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.
As part of our Creative Cloud strategy, we utilize our Experience Cloud solutions to drive customer awareness and licensing of our creative products and services through our website and across other channels. Adobe.com is increasingly becoming the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
We offer many of the products included in Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products. We also offer a range of other creative tools and services, including our hobbyist products such as Photoshop Elements and Premiere Elements, Typekit and mobile apps such as Photoshop Mix, Photoshop Sketch, Photoshop Fix, Adobe Capture CC, and Adobe Spark. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
In our Document Cloud business, although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who need the capabilities provided by Acrobat and the service capabilities found in Document Cloud. We plan to continue marketing the benefits of our Document Cloud solutions, combined with the low entry point of subscription-based pricing, to individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We aim to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We will continue to engage in strategic partnerships to help drive the business, including the recently announced Adobe Sign partnership with Microsoft. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets, while simultaneously enhancing and building out the delivery of cloud-based document services to our Acrobat and Adobe Acrobat Reader users. We intend to continue promoting the capabilities of our cloud-based document solutions to millions of Acrobat users and hundreds of millions of Adobe Acrobat Reader users. Our Adobe Sign services provide a green alternative to costly paper-based solutions, and are an easier way for customers to manage their contract workflows. The Adobe Scan app for mobile devices can be used to capture paper documents as images and transform them into full-featured PDFs via Adobe Document Cloud services that can be shared immediately, essentially putting scanning capabilities in the pocket of every person. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market and continuing to add new capabilities to our Adobe Scan and Sign offerings, we can help our customers migrate away from paper-based express mailing and adopt our solution, growing our revenue with this business in the process.
Digital Experience
Digital Experience Opportunity
Consumers today increasingly demand personalized content and experiences in their digital interactions, across multiple channels and devices. As a result, businesses must figure out how to best attract, engage, acquire and retain customers in a digital world where the reach and quality of experiences directly impact success. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content. Executives are increasingly demanding solutions that optimize their consumers’ experiences and deliver the greatest return on their marketing and IT spend so they can demonstrate the success of their programs using objective metrics.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. The world’s leading brands are increasingly steering their marketing, advertising, and development budgets toward digital experiences. As enterprises make this move to digital, our opportunity is accelerating as customers look for vendors to help them navigate this transition. Enterprises need to ensure they deliver meaningful experiences to their consumers across digital channels and in areas such as sales, support, and product interactions where consumers expect experiences to be consistent and personalized.
Our Experience Cloud business targets this large and growing opportunity by providing comprehensive solutions that include analytics, targeting, advertising optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize digital experiences across channels for optimal performance.
We believe the market for Experience Cloud is rapidly expanding, and industry analysts predict more advertising dollars will be spent in digital than in traditional media in the future.
Digital Experience Strategy
Our goal is to be the leading provider of solutions that enable our customers to provide exceptional digital experiences. Our integrated cloud-based solutions enable enterprises to build personalized campaigns, manage advertising, and gain deep intelligence about their customers. Our content and data platform provides differentiation and competitive advantage.
In March 2017, we migrated our hierarchy of solutions under what was formerly known as Adobe Marketing Cloud to our next generation offering referred to as Adobe Experience Cloud.
Adobe Experience Cloud consists of the following cloud offerings:

•
Adobe Marketing Cloud—provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target and Adobe Primetime.

•
Adobe Analytics Cloud—enables businesses to move from insights to actions in real time by uniquely integrating audiences as the core system of intelligence for the enterprise; makes data available across all Adobe clouds through the capture, aggregation, rationalization and understanding of vast amounts of disparate data and then translating that data into singular customer profiles; includes Adobe Analytics and Adobe Audience Manager.

•
Adobe Advertising Cloud—delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens; combines capabilities from Adobe Media Optimizer (“AMO”) and Adobe’s acquisition of TubeMogul during the first quarter of fiscal 2017.

We believe the artificial intelligence and machine learning framework enabled by our strategy with Adobe Sensei enhances the delivery of digital experiences.  By building on existing features such as Enhanced Anomaly Detection, Auto-Target, and other capabilities, we believe Adobe Sensei will increase the value we provide our customers and create a competitive differentiation in the market.
To drive growth of Experience Cloud, we also intend to focus on customer engagement, partner leverage, and product differentiation. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and independent software vendors that help license and deploy our solutions to their customers. Strategic partnerships, such as the one we have formed with Microsoft, continue to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market, and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2018 and beyond.
Publishing
Our Publishing segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web application development and high-end printing. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the PostScript and Adobe PDF standards for use by this industry.
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2017, we maintained a relatively consistent quarterly revenue run-rate with the mature products we market and license in our Publishing business.
In December 2017, in order to more closely align our Digital Experience business with the strategic growth opportunity, we moved two legacy enterprise software offerings from our Digital Experience segment to Publishing: our Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform. Since fiscal 2012, the focus of marketing and licensing these products has been to financial services and government markets, driven by a subset of our enterprise sales force. We have also been focused on migrating some legacy LiveCycle customers to an updated offering with similar capabilities based on our Adobe Experience Manager solution.
COMPETITION
The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, disruptive technology developments, frequent product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance and better integrate our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technology into new applications and anticipate emerging standards, business models, software delivery methods and other technological changes.

Digital Media

No single company has offerings that match the capabilities of our Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competition includes offerings from companies such as Apple, Autodesk, Avid, Facebook, Corel, Microsoft, Quark and others, as well as from many lower-end offerings. We believe our greatest advantage in this space is the performance and scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud, we compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
Professional digital imaging, drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. Competition in this space is also emerging with drawing and illustration applications on tablet and smartphone platforms. The demand for professional web page layout and professional web content creation tools is constantly evolving and highly volatile. In this area, we face direct and indirect competition from desktop software companies and various proprietary and open source web-authoring tools.
We face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, social networking platforms such as Facebook (including Instagram), Snapchat, Twitter and Pinterest, as well as portal sites such as Google, Bing and Yahoo! are becoming a direct means to post, edit and share images, bypassing the step of using image editing and sharing software. Online storage and synchronization are becoming free and ubiquitous. Consumers will be encouraged to use the image and video editing software offered by those storage products, thus competing with our software.
In addition, the needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, smartphones and other new devices. Our imaging and video offerings, including Photoshop, Lightroom, After Effects and Premiere Pro, face competition from established and emerging companies offering similar products.
New image editing applications for mobile devices and tablets with features that compete with our professional tools are also emerging as adoption of these devices grows. Our consumer digital imaging and video editing offerings are subject to intense competition, including customer price sensitivity and competitor brand awareness. We face direct and indirect competition in the consumer digital imaging space from a number of companies whose market software competes with our offerings.
The stock content marketplace has significant competition, especially in the microstock segment, where Adobe primarily operates today with our Adobe Stock offering. Key competitors in this segment include Shutterstock, Getty Images and a number of smaller companies. Adobe Stock’s deep product integration with Creative Cloud and superior reach and relationships with creative professionals around the world differentiate our offerings.
The nature of traditional digital document creation, storage, and collaboration has been rapidly evolving as knowledge workers and consumers shift their behavior increasingly to non-desktop workflows. Competitors like Microsoft, Google, Box and Dropbox all offer competitive alternatives to our Document Cloud business for creating and managing PDFs. In addition, other PDF creation solutions can be found at a low cost or for free on the web or via mobile applications. To address these competitive threats, we are working to ensure our Adobe Document Cloud applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security, and have developed mobile solutions such as Adobe Scan.
As e-signatures are quickly becoming a core element of digital documents, competitors to Adobe Sign such as DocuSign have emerged. Partnerships and integrations between these companies and third-parties create an increasingly competitive landscape in this space.

Digital Experience

The markets in which our Digital Experience business unit competes are growing rapidly and characterized by intense competition. Our Experience Cloud solutions face competition from large companies such as Google, IBM, Marketo, Oracle, salesforce.com, SAP, SAS, Verizon, Teradata and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed above, no single company has products identical to our Experience Cloud offerings. Experience Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online and social marketing; audience management; advertising and real-time bidding technology; video delivery and monetization; web experience management and others.
Large software, internet and database management companies have expanded their offerings in the digital experience area, either by developing competing services or by acquiring existing competitors or strategic partners of ours. We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; enterprise-level customer service and training; perceived market leadership; the usability of services; real-time data and reporting; independence from portals and search engines; the ability to deploy the services globally; and success in educating customers in how to utilize services effectively. We believe we compete favorably with both the enterprise and low-cost alternatives based on many of these competitive factors including our strong feature set, the breadth of our offerings, our focus on global, multi-brand companies, our superior user experience, tools for building multi-screen, cross-channel applications, standards-based architecture, scalability and performance and leadership in industry standards efforts.
Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital experience technology to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital experience capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over 30 years. We also believe we have leadership in this space, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, digital experience management, cross-channel campaign management, audience management, video delivery and monetization and social capabilities in our Experience Cloud. Most importantly, we provide a vision for our digital experience customers as we engage with them across the important aspects of their business, extending from their use of Creative Cloud and Document Cloud to how they manage, deliver, measure and monetize their content with our Experience Cloud.

Publishing

Our Publishing product offerings face competition from large-scale publishing systems, XML-based publishing companies, as well as lower-end desktop publishing products. Similarly, our web conferencing product faces competition from a number of established products from other companies, including Cisco, Citrix and Microsoft. Competition involves a number of factors, including: product features, ease-of-use, printer service support, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, our strong brand among users, the widespread adoption of our products among printer service bureaus, and our extensive application programming interfaces.
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

PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription offering that enables creative professionals and enthusiasts alike to express themselves with apps and services that connect across devices, platforms and geographies. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily access their work, the ability to sync their files to virtually any device, collaboration capabilities with team members, and new products and exclusive updates as they are developed. Creative Cloud members can build a Creative Profile which persists wherever they are. A user’s Creative Profile moves with them via Creative Cloud services from app to app and device to device, giving them immediate access to their personal files, photos, brushes, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. Creative Cloud subscriptions include all of the applications listed below and many more.
Photoshop and Lightroom
Adobe Photoshop is the world’s most advanced digital imaging solution. It is used by photographers, designers, animators, web professionals, and video professionals, and is available to Creative Cloud subscribers. Lightroom CC, our new cloud-based photo service for editing, organizing, storing and sharing photos, is also available to Creative Cloud subscribers. Customers can also subscribe to Photoshop or Lightroom CC as individual cloud-enabled subscription products, or through our Photography Plan, which is a cloud-enabled offering targeted at photographers and photo hobbyists and includes Lightroom CC, integrated cloud services, and Lightroom Classic.
We also offer Photoshop Elements, which is targeted at consumers who desire the brand and power of Photoshop through an easy-to-use interface. For tablet and smartphone users, we offer several mobile apps including Photoshop Sketch, Photoshop Mix, Photoshop Express, Lightroom for mobile and Photoshop Fix—all of which enable sophisticated photo editing and content creation using a touch-based interface on tablet and mobile devices.
Illustrator
Adobe Illustrator is our industry-standard vector graphics solution used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw to gain access to Illustrator capabilities on their tablets and mobile devices, and sync their work through CreativeSync for use with Illustrator on their desktop.
Adobe XD
Adobe XD is our all-in-one UX/UI solution for designing websites, mobile apps and more that is designed to enable users to go from concept to prototype faster. It contains intuitive tools that deliver precision and performance using timesaving features like Repeat Grid and flexible artboards to create everything from low-fidelity wireframes to fully interactive prototypes for any screen in minutes. Adobe XD also makes it easy to share prototypes with teammates via the web and show colleagues how multiscreen experiences look, feel and work with a single click. Adobe XD is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
InDesign
Adobe InDesign is the leading professional page layout software for print and digital publishing. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. Customers can create simple or complex layouts quickly and efficiently with precise control over typography, built-in creative tools, and an intuitive design environment. Tight integration with other Adobe offerings such as Photoshop, Illustrator, and Acrobat enables customers to work productively in print and digital workflows. Customers can also access Adobe digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices. InDesign is available to Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual cloud-enabled subscription product.
Adobe Premiere Pro
Adobe Premiere Pro is a leading nonlinear video editing tool used by video professionals. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Premiere Pro supports a vast majority of formats, and customers can use multiple graphics cards to accelerate render and export times. As part of Creative Cloud, Premiere Pro tightly integrates with other Adobe creative applications. Customers can also subscribe to use it as an individual cloud-enabled subscription product.
Adobe Dimension
Adobe Dimension (formerly Project Felix) is our newly released product that is designed to make it easy for graphic designers to create high-quality, photorealistic 3D images. Users can composite 2D and 3D assets to build product shots, scene visualizations, and abstract art. Dimension integrates well with other Adobe apps. Users can drag and drop background images from Photoshop and 3D models from Adobe Stock - without leaving Dimension. Dimension is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
After Effects
Adobe After Effects is our industry-leading animation and creative compositing solution used by a wide variety of motion graphics and visual effects artists. It offers superior control, a wealth of creative options, and integration with other post-production applications. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator, and Audition. After Effects is available to Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Typekit
Adobe Typekit brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop, and endless typographic inspiration. Our full library of commercially-licensed fonts is offered through Creative Cloud. In addition, customers may subscribe to the standalone Typekit portfolio plan, or license individual fonts in the Adobe Typekit Marketplace.
Behance
Behance is the leading social community to showcase and discover creative work online. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.
Adobe Spark
Adobe Spark is our integrated web and mobile software for creating and sharing impactful visual stories. Designed for everyday communication, AdobeSpark empowers users to create stunning visual content that engages audiences across multiple channels and on any device. The Adobe Spark web app seamlessly syncs with Spark Post, Spark Page and Spark Video iOS mobile apps, allowing users to create, edit and share their story from any location regardless of their design experience. Adobe Spark with premium features allows users to apply custom branding to anything they create; the premium product is offered as part of any Creative Cloud plan or as a standalone subscription. A free version is also still available to attract new users.
Acrobat and Adobe Document Cloud
Adobe Document Cloud is a complete portfolio of secure digital document solutions that speed business transactions through streamlined digital workflows. With Adobe Document Cloud, users can create, review, approve, sign and track documents, whether on a desktop or mobile device.

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
Adobe Scan can be used on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Document Cloud services for instant sharing with others.
Our Adobe Sign e-signature services, which can be accessed as part of Document Cloud, allow users to securely electronically send and sign any document from any device. Adobe Sign has a mobile app companion allowing users to e-sign documents and forms, send them for signature, track responses in real-time, and obtain instant signatures with in-person signing. It integrates with users’ enterprise systems through a comprehensive set of applicable programming interfaces, and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign to create forms and provide seamless experiences to customers across web and mobile sites. Adobe Sign is Microsoft’s preferred e-sign solution and is integrated into Microsoft Office 365, Microsoft Dynamics 365, and Microsoft SharePoint.
Adobe Experience Cloud Products and Services
Adobe Experience Cloud includes our Marketing Cloud, Analytics Cloud, and Advertising Cloud offerings, which are each described below.
Adobe Marketing Cloud
Adobe Marketing Cloud provides a complete set of integrated digital marketing solutions. It contains everything necessary to deliver first-class digital experiences. Adobe Marketing Cloud enables our customers to manage their content and assets, grow audiences and increase engagement to optimize customer experiences; personalize content and deliver optimized experiences at scale that are meaningful to each of their customers; and orchestrate individual cross-channel campaigns that encourage meaningful customer experiences. Adobe Marketing Cloud also provides a solution that allows our customers to monetize video experiences. The following is a brief description of the solutions that comprise the Adobe Marketing Cloud.
Adobe Experience Manager
Adobe Experience Manager is a leading digital experience management solution that helps customers organize, create, and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, our customers can deliver real-time and personalized experiences to their consumers that help build the customers’ brand, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management, digital publishing, integrated mobile app development, enterprise-level forms management, and social capabilities, providing customers with tools enabling users to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Campaign
Adobe Campaign enables marketers to orchestrate personalized experiences determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers. Features also include targeted segmentation, multilingual email execution, real-time interaction, in-app messaging, and operational reporting to easily see how well campaigns are performing.

Adobe Target
Adobe Target lets our customers test, target and personalize content across multiple devices. With Adobe Target, our customers have the tools they need to quickly discover what gets noticed, what increases conversion, and what keeps consumers coming back for more. It paves a path from simple testing to targeting to true segmentation and optimization through A/B and multivariate testing, content targeting and automated decision-making. Adobe Target capabilities also enable our customers to test and target adaptive or responsive mobile web experiences.
Adobe Primetime
Adobe Primetime is a multiscreen TV platform that helps broadcasters, cable networks, and service providers create and monetize engaging, personalized viewing experiences. When integrated with Adobe Experience Cloud solutions, media sellers can optimize campaign and advertisement delivery in real time.
Adobe Analytics Cloud
Adobe Analytics Cloud provides a core intelligence engine for enterprises that allow customers to put real-time insights into action. With Adobe Analytics Cloud, enterprise-level marketing analytics is made understandable and accessible to everyone in the organization; targeting is improved, as our customers can connect their analytics with real-time activation so the transition from insight to action is fast; users are provided with an objective view of their customers’ journeys across every device and channel that helps them achieve better understanding of their ROI; and segmentation is more precise as our customers can discover and create high-value audiences and understand the best way to reach them. The following is a brief description of the solutions that comprise the Adobe Analytics Cloud.
Adobe Analytics
Adobe Analytics is our industry leading solution that helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. With intuitive and interactive dashboards and reports, our customers can sift, sort, and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Adobe Analytics enables web, social, video, mobile, attribution, and predictive analytics across online and offline channels to continuously improve the performance of marketing activities. It also provides the ability to perform advanced ad-hoc segmentation and to integrate data from offline and third-party sources. Adobe Analytics is available in four plans that contain various features and add-ons to meet the needs of our customers’ businesses.
Adobe Audience Manager
Adobe Audience Manager is a data management platform that helps digital publishers build unique audience profiles to identify the most valuable segments and use them across any digital channel. Adobe Audience Manager consolidates audience information from all available sources. It then identifies, quantifies, and optimizes high-value target audiences, which can then be offered to advertisers via an integrated, secure, privacy-friendly management system that works across all advertising distribution platforms. Adobe Audience Manager provides access to multiple data sources, offering digital publishers the ability to use a wide variety of third-party data as well as Audience Manager’s private data co-op.
Adobe Advertising Cloud
Adobe Advertising Cloud is an end-to-end platform for managing advertising across traditional TV and digital formats. With Adobe Advertising Cloud, customers can identify and amplify their high-value audiences for more personal and accurate targeting; seamlessly unite creative, data, and media buying across all screens and formats; protect their brand by preventing their campaigns from mixing with content and properties that do not align with their image; and use data insights that reveal customers’ interests and past behaviors to create relevant, targeted ads. Adobe Advertising is comprised of the Adobe Media Optimizer offerings described below.
Adobe Media Optimizer Search
Adobe Media Optimizer Search allows customers to simulate and quickly act upon the best and most profitable options in their search marketing strategy. Specifically, it provides customers with sophisticated models to test and visualize the expected traffic and conversion for keywords, ad placements, and product targets. Adobe Media Optimizer Search also enables customers to run models to determine the highest performing mix of advertising at varied spend levels across portfolios and then validate assumptions with reports based on models and data.
Adobe Media Optimizer Demand Side Platform (DSP)
Adobe Media Optimizer DSP (formerly TubeMogul) is a unified cross-channel solution that allows customers to streamline global advertising from a single platform. With Adobe Media Optimizer DSP, customers can intelligently target their most valuable audiences by optimizing display ad campaigns in real time. Adobe Media Optimizer DSP’s programmatic TV buying solution extends many of the benefits digital buying offers - like targeting and reporting insights - to television advertising. It helps advertisers plan campaigns holistically, across every screen, while providing more flexibility to shift spend and optimize reach and frequency. Adobe Media Optimizer DSP also provides users with the tools to create, manage, optimize and scale ads for Facebook and Instagram.
Adobe Media Optimizer Dynamic Creative Optimization (DCO)
Adobe Media Optimizer DCO enables advertisers to reach specific audiences with flexible creative content that’s personalized in real time based on site actions, customer and partner data, and third-party demographic data. Adobe Media Optimizer DCO provides customers with robust campaign options, from retargeting and loyalty programs to prospecting and awareness campaigns; site visitor, partner, third-party and location data to improve audience targeting; flexibility to deliver the right content across device types; and reports and algorithms to help optimize creative elements.
Other Products and Services
We also offer a broad range of other enterprise and digital media products and services. Information about other products not referenced here can be found on our corporate website, www.adobe.com.

OPERATIONS
Marketing and Sales
We market and license our products directly using our sales force and certain local offices and through our own website at www.adobe.com. We also market and distribute our products through sales channels, which include distributors, retailers, software developers, SIs, ISVs and VARs, as well as through OEM and hardware bundle customers.
Our local field offices include locations in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Columbia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, Moldova, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, the United Kingdom and the United States.
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
For fiscal 2017, 2016 and 2015, there were no customers that represented at least 10% of net revenue. As of fiscal year end 2017 and 2016, no single customer was responsible for over 10% of our trade receivables.

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

A key component of Adobe’s strategy is developing a large partner ecosystem to expand the reach and breadth of Adobe solutions in the global marketplace. In order to assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services described in the program provides system integrators, agencies, and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly by the combination of Adobe technology and the deep customer context that our global partners represent.

Customer Success Account Management

For our largest Digital Experience and Digital Media customers, Adobe Global Services provides post-sales Customer Success Managers, who work individually with customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption, and align product capabilities to customers’ business objectives to maximize the return on their investment in Adobe’s offerings. We engage customers to share innovative best practices, relevant industry and vertical knowledge, and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with customer-focused outcomes, notably ongoing customer retention.

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

Investments
From time to time we make direct investments in privately held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes, as they often increase our knowledge of emerging markets and technologies and expand our opportunities to provide Adobe products and services.

PRODUCT DEVELOPMENT

A continuous high level of investment is required for the enhancement of existing solutions and the development of new solutions due to the speed of technological change that characterizes the software industry. We develop our software internally, as well as acquire products or technology developed by others by purchasing the stock or assets of the business entity that owns the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit or a percentage of the revenue generated by those programs.
During fiscal 2017, 2016 and 2015, our research and development expenses were $1.22 billion, $976.0 million and $862.7 million, respectively.
PROTECTING AND LICENSING OUR PRODUCTS
We protect our intellectual property through a combination of patents, copyrights, trademarks and trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We have United States and foreign patents and pending applications that relate to various aspects of our products and technology. Although our patents have value, no single patent is essential to any of our principal businesses. We have also registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights.
Our enterprise customers license our hosted offerings as On-demand Services or Managed Services, and consumers primarily use our desktop software and mobile apps. We license our desktop software to users under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure, and transfer. Similarly, cloud products and services are provided to users under ‘click through’ or signed agreements containing restrictions on access and use.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult. We believe that our transition from perpetual-use software licenses to a subscription-based business model combined with the increased focus on cloud-based computing may improve our efforts to combat the pirating of our products.
EMPLOYEES
As of December 1, 2017, we employed 17,973 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 12, 2018 are as follows:

Name	Age	Positions
Shantanu Narayen	54
President, Chief Executive Officer, and Chairman of the Board

Mr. Narayen currently serves as our President, Chief Executive Officer, and Chairman of the Board. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board of Directors. In January 2017, Mr. Narayen was selected by our Board of Directors as Chairman of the Board. Mr. Narayen serves on the board of directors of Pfizer Inc., a multinational pharmaceutical corporation. He previously served as a director of Dell Inc. from September 2009 to October 2013. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

Name	Age	Positions
Mark Garrett	60
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

Matthew Thompson	59
Executive Vice President, Worldwide Field Operations

Mr. Thompson currently serves as Executive Vice President, Worldwide Field Operations. Mr. Thompson joined Adobe in January 2007 as Senior Vice President, Worldwide Field Operations. In January 2013, he was promoted to Executive Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems,  Inc., a provider of electronic design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services. Mr. Thompson is a board member of NCR Corporation.

Michael Dillon	59
Executive Vice President, General Counsel and Corporate Secretary

Mr. Dillon joined Adobe in August 2012 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Adobe, Mr. Dillon served as General Counsel and Corporate Secretary of Silver Spring Networks, a networking solutions provider, from November 2010 to August 2012. Before joining Silver Spring Networks, Mr. Dillon served in various capacities at Sun Microsystems, a diversified computer networking company, prior to its acquisition by Oracle Corporation. While at Sun Microsystems, from April 2006 to January 2010, Mr. Dillon served as Executive Vice President, General Counsel and Secretary, from April 2004 to April 2006, as Senior Vice President, General Counsel and Corporate Secretary, and from July 2002 to March 2004 as Vice President, Products Law Group. From October 1999 until June 2002, Mr. Dillon served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company. Mr. Dillon is a board member of the Adventure Cycling Association, Business Software Alliance, and the Adobe Foundation.

Bryan Lamkin	57
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

Ann Lewnes	56
Executive Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 and currently serves as Executive Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel, The Ad Council, and the Adobe Foundation.

Name	Age	Positions
Donna Morris	50
Executive Vice President, Customer and Employee Experience

Ms. Morris currently serves as Executive Vice President of Adobe's Global Customer and Employee Experience organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005, Ms. Morris was promoted to Vice President, Global Human Resources Operations and subsequently to Senior Vice President, Human Resources in March 2007. Ms. Morris is a director of the Society for Human Resource Management and the Adobe Foundation.

Abhay Parasnis	43
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

Bradley Rencher	44
Executive Vice President and General Manager, Digital Experience

Mr. Rencher serves as Executive Vice President and General Manager of Adobe's Digital Experience business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to Senior Vice President of Business Operations prior to Adobe's acquisition of Omniture in 2009. Following the acquisition he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004. Mr. Rencher is a director of Pluralsight and the Utah Symphony.

Scott Belsky	37
Chief Product Officer and Executive Vice President, Creative Cloud

Mr. Belsky joined Adobe in December 2017 as Executive Vice President and Chief Product Officer, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He is an early advisor and investor to Pinterest, Uber, and Warby Parker among other early-stage companies, and co-founded and serves on the Board of Prefer, a referrals platform that empowers the careers of independent professionals. Mr. Belsky serves on the advisory board of Cornell University's Entrepreneurship Program and is President of the Smithsonian Cooper-Hewitt National Design Museum board of trustees.

John Murphy	49
Senior Vice President, Chief Accounting Officer and Corporate Controller

Mr. Murphy joined Adobe in March 2017 as our Senior Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining Adobe, Mr. Murphy served as Senior Vice President, Chief Accounting Officer and Corporate Controller of Qualcomm Incorporated from September 2014 to March 2017. He previously served as Senior Vice President, Controller and Chief Accounting Officer of DIRECTV Inc. from November 2007 until August 2014, and Vice President and General Auditor of DIRECTV from October 2004 to November 2007. Prior to joining DIRECTV he worked at several global companies, including Experian, Nestle, and Atlantic Richfield (ARCO), in a variety of finance and accounting roles. He served as Director of DirecTV Holdings LLC from November 2007 until August 2014. Mr. Murphy serves on the Corporate Advisory Board of the Marshall School of Business at the University of Southern California.  He holds an MBA from the Marshall School of Business at the University of Southern California, a B.S. in Accounting from Fordham University and is a Certified Public Accountant.

ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. These and many other factors described in this report could adversely affect our operations, performance and financial condition.
If we cannot continue to develop, acquire, market and offer new products and services or enhancements to existing products and services that meet customer requirements, our operating results could suffer.
The process of developing and acquiring new technology products and services and enhancing existing offerings is complex, costly and uncertain. If we fail to anticipate customers’ rapidly changing needs and expectations or adapt to emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop, acquire or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed. Additionally, any delay in the development, acquisition, marketing or launch of a new offering or enhancement to an existing offering could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position.
We offer our products on a variety of hardware platforms. Consumers continue to migrate from personal computers to tablet and mobile devices. If we cannot continue adapting our products to tablet and mobile devices, or if our competitors can adapt their products more quickly than us, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant costs in order for us to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
Our competitive position and results of operations could be harmed if we do not compete effectively.
The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upsell and cross-sell rates, as well as our ability to attract new customers. Our future success will depend on our continued ability to enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. Furthermore, some of our competitors and potential competitors enjoy competitive advantages such as greater financial, technical, sales, marketing and other resources, broader brand awareness, and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, causing a loss of our market share. In addition, consolidation has occurred among some of our competitors. Further consolidations in these markets may subject us to increased competitive pressures and may harm our results of operations.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I. Item 1 of this report.
Introduction of new technology could harm our business and results of operations.
The expectations and needs of technology consumers are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. Integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is partly reliant on third parties. If any disruptive technology, or competing products, services or operating systems that are not compatible with our solutions, achieve widespread acceptance, our operating results could suffer and our business could be harmed.

The introduction of certain technologies may reduce the effectiveness of our products. For example, some of our products rely on third-party cookies, which are placed on individual browsers when consumers visit websites that contain advertisements. We use these cookies to help our customers more effectively advertise, gauge the performance of their advertisements, and detect and prevent fraudulent activity. Consumers can block or delete cookies through their browsers or “ad-blocking” software or applications. The most common Internet browsers allow consumers to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. Increased use of methods, software or applications that block cookies could harm our business.

Some of our enterprise offerings have extended and complex sales cycles, which can make our sales cycles unpredictable.
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud solutions and ETLAs in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to several factors, including:

•
the need for our sales representatives to educate customers about the use and benefit of large-scale deployments of our products and services, including technical capabilities, security features, potential cost savings and return on investment;

•	the desire of organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures;

•	the need for our representatives to spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services;

•	intensifying competition within the industry;

•	the negotiation of large, complex, enterprise-wide contracts;

•
the need for our customers to obtain requisition approvals from various decision makers within their organizations due to the complexity of our solutions touching multiple departments within customers’ organizations; and

•	customer budget constraints, economic conditions and unplanned administrative delays.

We spend substantial time and expense on our sales efforts without assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations.  Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our extended sales cycle for these products and services makes it difficult to predict when a given sales cycle will close.
Subscription offerings could create risks related to the timing of revenue recognition.
We generally recognize revenue from subscription offerings ratably over the terms of their subscription agreements, which range from 1 to 36 months. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Any reduction in new or renewed subscriptions in a quarter may not be reflected in our revenue results until a later quarter. Declines in new or renewed subscriptions may decrease our revenue in future quarters. Lower sales, reduced demand for our products and services, and increases in our attrition rate may not be fully reflected in our results of operations until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term.
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer-than-expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternative licensing arrangements. If any of our assumptions about revenue from our subscription-based offerings prove incorrect, our actual results may vary materially from those anticipated.
If our customers fail to renew subscriptions in accordance with our expectations, our future revenue and operating results could suffer.
Our Adobe Experience Cloud, Creative Cloud, and Document Cloud offerings typically involve subscription based offerings pursuant to product and service agreements. Revenue from our subscription customers is generally recognized ratably over the term of their agreements, which typically range from 1 to 36 months. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and customers may not renew their subscriptions at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the terms. Our varied customer base combined with the flexibility we offer in the length of our subscription-based agreements complicates our ability to precisely forecast renewal rates. Therefore, we cannot provide assurance that we will be able to accurately predict future customer renewal rates.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity, or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
We process and store significant amounts of employee and customer data, most of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or disclosure of data stored by Adobe or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, use, transmit, and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.

Much of our business relies on hardware and services that are hosted, managed, and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud, and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time intensive notification requirements, and cause us to lose customers and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity, or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with regulatory notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses, worms, or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation or regulatory investigation, and costly and time intensive notification requirements.
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software. If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages could occur and our customers could suffer impaired performance of our services. Such a strain on our infrastructure capacity could subject us to regulatory notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.
U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
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
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach our data security systems and misused some of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms, credential stuffing attack tools, and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, notify affected parties of, or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services, and store and process more data, including personal information.
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in some of our applications. These vulnerabilities could cause such applications to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
We may not realize the anticipated benefits of past or future investments or acquisitions, and integration of acquisitions may disrupt our business and management.
We may not realize the anticipated benefits of an investment or acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the acquired business;

•	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;

•	inability to retain personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to take advantage of anticipated tax benefits;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;

•	increased accounts receivables collection times and working capital requirements associated with acquired business models;

•	additional costs of bringing acquired companies into compliance with laws and regulations applicable to a multinational corporation;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•	failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as claims from terminated employees, customers, former stockholders or other third parties;

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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, how the principles are interpreted, or the adoption of new accounting principles can have a significant effect on our reported results, and could even retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls.
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these updated standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part II. Item 8, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Such changes in accounting principles may have an adverse effect on our business, financial position, and income, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. While, as of the balance sheet date, we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.
In addition, in the United States, the European Commission, countries in the European Union and other countries where we do business, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries and other governmental bodies have or could make unprecedented assertions about how earnings in their jurisdictions might be determined that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
The success of some of our product and service offerings depends on our ability to continue to attract and retain customers of and contributors to our online marketplaces for creative content.

The success of some of our product and service offerings, such as Adobe Stock, depends on our ability to continue to attract new customers and contributors to these online marketplaces for creative content, as well as our ability to continue to retain existing customers and contributors. An increase in paying customers has generally resulted in more content from contributors, which increases the size of our collection and in turn attracts new paying customers. We rely on the functionality and features of our online marketplaces, the size and content of our collection and the effectiveness of our marketing efforts to attract new customers and contributors and retain existing ones. New technologies may render the features of our online marketplaces obsolete, our collection may fail to grow as anticipated or our marketing efforts may be unsuccessful, any of which may adversely affect our results of operations.

We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations and controls;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	costs and delays associated with developing products in multiple languages;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.

Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed. If sales to any of our customers outside of the Americas are reduced, delayed or canceled because of any of the above factors, our revenue may decline.

We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents, and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and affect our derivative counterparties. Any of these events would likely harm our business, financial condition, and results of operations.
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
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of our patents, trademarks, trade secrets, copyrights and other intellectual property rights could result in lost revenues and ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. We apply for patents in the U.S. and internationally to protect our newly created technology and if we are unable to obtain patent protection for the technology described in our pending patent, or if the patent is not obtained timely, this could result in revenue loss, adverse effects on operations, and harm to our business. We offer our products and services in foreign countries and we may seek intellectual property protection from those foreign legal systems. Some of those foreign countries may not have as robust or comprehensive of intellectual property protection laws and schemes as those offered in the U.S. In some foreign countries, the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business.
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
We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.

We have been, are currently, and may in the future be, subject to claims, negotiations and complex, protracted litigation relating to disputes regarding the validity or alleged infringement of third-party intellectual property rights, including patent rights. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. We may not prevail in every lawsuit or dispute. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our program to partially hedge our exposure to foreign currency fluctuations and make adjustments as necessary. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
Failure of our third-party customer service and technical support providers to adequately address customers’ requests could harm our business and adversely affect our financial results.
Our customers rely on our customer service support organization to resolve issues with our products and services. We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We depend heavily on these third-party customer service and technical support representatives working on our behalf, and we expect to continue to rely heavily on third parties in the future. This strategy presents risks to our business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed, our ability to sell our offerings could be adversely affected, and we could lose customers and associated revenue.
Failure to manage our sales and distribution channels effectively could result in a loss of revenue and harm to our business.
We contract with a number of software distributors and other strategic partners, none of which is individually responsible for a material amount of our total net revenue for any recent period. Nonetheless, if any single agreement with one of our distributors were terminated, any prolonged delay in securing a replacement distributor could have a negative impact on our results of operations.

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
We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our distribution channel is not successful, we may lose sales opportunities, customers and revenue. Our distributors also sell our competitors’ products and services, and if they favor our competitors’ products or services for any reason, they may fail to market our products or services effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products and services through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer. In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in economic conditions, which could result in insolvency, the inability of such distributors to obtain credit to finance purchases of our products and services, or a delay in paying their obligations to us.
We also sell some of our products and services through our direct sales force. Risks associated with this sales channel include more extended sales and collection cycles associated with direct sales efforts, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of ongoing training for sales representatives. Moreover, recent hires may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if our expansion efforts do not generate a corresponding significant increase in revenue and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
Contracting with government entities exposes us to additional risks inherent in the government procurement process.
We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.
Revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. A number of factors may affect the market price for our common stock, such as:

•	shortfalls in, or changes in expectations about our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our Adobe Experience Cloud offerings, or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements, service introductions, strategic alliances or significant agreements by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	recruitment or departure of key personnel;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry;

•	general socio-economic, political or market conditions; and

•	unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.

In addition, the market for technology stocks or the stock market in general may experience uneven investor confidence, which may cause the market price for our common stock to decline for reasons unrelated to our operating performance. Volatility in the market price of a company’s securities for a period of time may increase the company’s susceptibility to securities class action litigation. Oftentimes, this type of litigation is expensive and diverts management’s attention and resources which may adversely affect our business.

If we are unable to recruit and retain key personnel, our business may be harmed.
Much of our future success depends on the continued service, availability and performance of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.
We continue to hire personnel in countries where exceptional technical knowledge and other expertise are offered at lower costs, which increases the efficiency of our global workforce structure and reduces our personnel related expenditures. Nonetheless, as globalization continues, competition for these employees in these countries has increased, which may impact our ability to retain these employees and increase our expenses resulting from competitive compensation. We may continue to expand our international operations and international sales and marketing activities, which would require significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase to offset these expected increases in costs and operating expenses, causing our results to suffer.
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
GAAP requires us to test for goodwill impairment at least annually. In addition, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.
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

•	increasing our vulnerability to adverse changes in general economic and industry conditions;

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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to prolonged droughts due to climate change. In the event of a natural disaster that disrupts business due to limited access to these resources, we have the potential to experience losses to our business, and added costs to resume operations.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of December 1, 2017 consisted of corporate bonds and commercial paper, foreign government securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 1, 2017, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We own and occupy three office buildings and land in San Jose, California where our corporate headquarters is located. We also own buildings and land in Lehi, Utah, and at 601 and 625 Townsend Street in San Francisco, California, and the data center in Hillsboro, Oregon. Outside of the United States, we own certain land and buildings we occupy in Bangalore, India and Noida, India. We lease or sublease the rest of the properties we occupy under operating leases. Such leases expire at various times through 2031, with the exception of our land lease in Noida, India that expires in 2091.

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2017.

Location	Approximate Square Footage		Use
North America:
West Tower, 345 Park Avenue San Jose, CA 95110, USA	391,000		Research, product development, sales, marketing and administration
East Tower, 321 Park Avenue San Jose, CA 95110, USA	325,000		Research, product development, sales, marketing and administration
Almaden Tower, 151 Almaden Boulevard San Jose, CA 95110, USA	273,000		Research, product development, sales, marketing and administration
601 and 625 Townsend Street San Francisco, CA 94103, USA	346,000		Research, product development, sales, marketing and administration
410 Townsend Street San Francisco, CA 94107, USA	47,000		Research, product development, sales, marketing and administration
3900 Adobe Way Lehi, UT 84043, USA	257,000		Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	161,000		Product development, sales, marketing and administration
1540 Broadway New York, NY 10036, USA	55,000		Sales, marketing and administration
343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000	(1)	Research, product development, sales, marketing and administration
25100 NW Evergreen Rd Hillsboro, OR 97124, USA	85,000		Data center
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development and administration
Plot No. 05, Block A, Sector 132 Noida, U.P.	363,000		Product development and administration
Prestige Platina Technology Park Building 1, Block A Bangalore	250,000		Research, product development, sales and administration
Prestige Trinity Centre Bhoganahalli Village, Varthur Hobli Bangalore	149,000		Research, product development, sales and administration
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000		Product development, sales, marketing and administration
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	71,000		Research and product development
UK:
Market House Providence Place Maidenhead, Berkshire, SL6 8AD	49,000		Product development, sales, marketing and administration

_________________________________________

(1)	The total square footage is 122,000, of which we occupy 59,000 square feet, or approximately 48% of this facility; 6,000 square feet is unoccupied. The remaining square footage is subleased.

In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 83%.
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
In addition to intellectual property disputes, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and, based on known facts, assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors and our independent registered public accounting firm.
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in our Consolidated Financial Statements and notes thereto, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
In connection with our piracy conversion efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be negatively affected in any particular period by the resolution of one or more of these counter-claims.
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

	Price Range
	High	Low
Fiscal 2017:
First Quarter	$120.35	$101.55
Second Quarter	$143.48	$119.60
Third Quarter	$155.16	$137.25
Fourth Quarter	$185.40	$144.57
Fiscal Year	$185.40	$101.55
Fiscal 2016:
First Quarter	$95.56	$73.85
Second Quarter	$100.17	$84.35
Third Quarter	$103.57	$90.85
Fourth Quarter	$110.81	$98.77
Fiscal Year	$110.81	$73.85
Stockholders
According to the records of our transfer agent, there were 1,091 holders of record of our common stock on January 12, 2018. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2017 or fiscal 2016. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 1, 2017. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$2,298,777
September 2 — September 29, 2017
Shares repurchased	642	$154.03	642	$(98,777)
September 30 — October 27, 2017
Shares repurchased	662	$151.04	662	$(100,000)	(2)
October 28 — December 1, 2017
Shares repurchased	552	$178.36	552	$(98,500)	(2)
Total	1,856		1,856	$2,001,500

_________________________________________

(1)	In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.

(2)
In September 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. As of December 1, 2017, approximately $101.5 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2017	2016	2015	2014	2013
Operations:
Revenue	$7,301,505	$5,854,430	$4,795,511	$4,147,065	$4,055,240
Gross profit	$6,291,014	$5,034,522	$4,051,194	$3,524,985	$3,468,683
Income before income taxes	$2,137,641	$1,435,138	$873,781	$361,376	$356,141
Net income	$1,693,954	$1,168,782	$629,551	$268,395	$289,985
Net income per share:
Basic	$3.43	$2.35	$1.26	$0.54	$0.58
Diluted	$3.38	$2.32	$1.24	$0.53	$0.56
Shares used to compute basic net income per share	493,632	498,345	498,764	497,867	501,372
Shares used to compute diluted net income per share	501,123	504,299	507,164	508,480	513,476
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(1)
Cash, cash equivalents and short-term investments	$5,819,774	$4,761,300	$3,988,084	$3,739,491	$3,173,752
Working capital(2)	$3,720,356	$3,028,139	$2,608,336	$2,107,893	$2,520,281
Total assets	$14,535,556	$12,697,246	$11,714,500	$10,781,991	$10,374,940
Debt and capital lease obligations, non-current	$1,881,421	$1,892,200	$1,895,259	$907,248	$1,493,939
Stockholders’ equity	$8,459,869	$7,424,835	$7,001,580	$6,775,905	$6,724,634
Additional data:
Worldwide employees	17,973	15,706	13,893	12,499	11,847
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2017.

(2)
For fiscal 2014 and prior, our working capital did not include the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. The new standard was adopted prospectively starting fiscal 2015.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
ACQUISITIONS
During fiscal 2017, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for $560.8 million. As of the end of fiscal 2017, we are continuing to integrate TubeMogul into our Digital Marketing reportable segment.
During fiscal 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos, for $807.5 million. During fiscal 2015, we integrated Fotolia into our Digital Media reportable segment.
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2017, 2016 and 2015 acquisitions as the impact to our Consolidated Financial Statements was not material.
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
We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; we have delivered the product or performed the service; the fee is fixed or determinable; and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. While we do not anticipate changing our intention regarding permanently reinvested earnings as of the balance sheet date, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.
In addition, in the United States, the European Commission, countries in the European Union and other countries where we do business, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries and other governmental bodies have or could make unprecedented assertions about how earnings in their jurisdictions might be determined that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us, which could adversely affect our operations and financial results.
Moreover, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.

RESULTS OF OPERATIONS
Overview of 2017
For fiscal 2017, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Marketing, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering for creating and publishing content and applications. Creative Cloud delivers value through frequent product updates, storage and access to user files stored in the cloud with syncing of files across users’ machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities and affordable pricing for cost-sensitive customers.

We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users on account of Creative Cloud’s low cost of entry and delivery of additional features and value, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.

We are also a market leader with our Adobe Document Cloud offerings built around our Adobe Acrobat family of products, the Adobe Reader and a set of integrated cloud-based document services, including Adobe Sign. Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enabling users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is offered both through subscription and perpetual licenses.

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in fiscal 2017 are based on currency rates set at the start of fiscal 2017 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR

Creative ARR exiting fiscal 2017 was $4.63 billion, up from $3.52 billion at the end of fiscal 2016. Document Cloud ARR exiting fiscal 2017 was $600 million, up from $472 million at the end of fiscal 2016. Total Digital Media ARR grew to $5.23 billion at the end of fiscal 2017, up from $3.99 billion at the end of fiscal 2016. Revaluing our ending ARR for fiscal 2017 using currency rates at the beginning of fiscal 2018, our Digital Media ARR at the end of fiscal 2017 would be $5.39 billion or approximately $154 million higher than the ARR reported above.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2017 was $4.17 billion, up from $3.18 billion in fiscal 2016 and representing 31% year-over-year growth. Document Cloud revenue in fiscal 2017 was $836.7 million, up from $764.9 million in fiscal 2016 and representing 9% year-over-year revenue growth as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $5.01 billion in fiscal 2017, up from $3.94 billion in fiscal 2016 and representing 27% year-over-year growth.

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

Adobe Experience Cloud consists of the following cloud offerings:

•
Adobe Marketing Cloud—provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target, Adobe Social and Adobe Primetime.

•
Adobe Analytics Cloud—enables businesses to move from insights to actions in real time by uniquely integrating audiences as the core system of intelligence for the enterprise; makes data available across all Adobe clouds through the capture, aggregation, rationalization and understanding of vast amounts of disparate data and then translating that data into singular customer profiles; includes Adobe Analytics and Adobe Audience Manager.

•
Adobe Advertising Cloud—delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens; combines capabilities from Adobe Media Optimizer (“AMO”) and Adobe’s acquisition of TubeMogul during the first quarter of fiscal 2017.

In addition to chief marketing officers and digital marketers, users of our Adobe Experience Cloud solutions include advertisers, campaign managers, digital marketers, publishers, data analysts, content managers, social marketers and marketing executives. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Marketing business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.

We utilize a direct sales force to market and license our Adobe Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Adobe Experience Cloud revenue of $2.03 billion in fiscal 2017, which represents 24% year-over-year growth.

Financial Performance Summary for Fiscal 2017

•
Total Digital Media ARR of approximately $5.23 billion as of December 1, 2017 increased by $1.24 billion, or 31%, from $3.99 billion as of December 2, 2016. The change in our Digital Media ARR was primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue of $4.17 billion increased by $997.8 million, or 31%, during fiscal 2017, from $3.18 billion in fiscal 2016. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $2.03 billion increased by $398.9 million, or 24%, during fiscal 2017, from $1.63 billion in fiscal 2016. The increase was primarily due to increases in revenue associated with our Advertising Cloud offerings, including TubeMogul which we acquired in the first quarter of fiscal 2017, and increases in subscription revenue associated with our Adobe Marketing Cloud offerings, including AEM and Adobe Campaign.

•
Our total deferred revenue of $2.49 billion as of December 1, 2017 increased by $479.8 million, or 24%, from $2.01 billion as of December 2, 2016. The increase was primarily due to increases in Creative Cloud team and individual subscriptions, and new contracts and the timing of renewals for our Adobe Experience Cloud services.

•
Cost of revenue of $1.01 billion increased by $190.6 million, or 23%, during fiscal 2017, from $819.9 million in fiscal 2016. The increase was primarily due to increases in media costs associated with our Advertising Cloud offerings, data center and hosting costs and increased headcount.

•
Operating expenses of $4.12 billion increased by $582.0 million, or 16%, during fiscal 2017, from $3.54 billion in fiscal 2016. The increase was primarily due to increased headcount and stock based compensation expense.

•	Net income of $1.69 billion increased by $525.2 million, or 45%, during fiscal 2017 from $1.17 billion in fiscal 2016 primarily due to increases in subscription revenue.

•	Net cash flow from operations of $2.91 billion during fiscal 2017 increased by $713.1 million, or 32%, from $2.20 billion during fiscal 2016 primarily due to higher net income.
Revenue (dollars in millions)
Revenue for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 was a 53-week year compared with fiscal 2017 and 2015, which were 52-week years.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Subscription	$6,133.9	$4,584.8	$3,223.9	34%	42%
Percentage of total revenue	84%	78%	67%
Product	706.7	800.5	1,125.1	(12)%	(29)%
Percentage of total revenue	10%	14%	24%
Services and support	460.9	469.1	446.5	(2)%	5%
Percentage of total revenue	6%	8%	9%
Total revenue	$7,301.5	$5,854.4	$4,795.5	25%	22%
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of the service.
We have the following reportable segments—Digital Media, Digital Marketing and Print and Publishing. Subscription revenue by reportable segment for fiscal 2017, 2016 and 2015 is as follows (dollars in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Digital Media	$4,480.8	$3,370.8	$2,264.7	33%	49%
Digital Marketing	1,609.5	1,180.4	937.0	36%	26%
Print and Publishing	43.6	33.6	22.2	30%	51%
Total subscription revenue	$6,133.9	$4,584.8	$3,223.9	34%	42%

Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise offerings and the sale of our hosted Adobe Experience Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.

Segments
In fiscal 2017, we categorized our products into the following reportable segments:

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

Segment Information (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Digital Media	$5,010.6	$3,941.0	$3,095.2	27%	27%
Percentage of total revenue	69%	67%	65%
Digital Marketing	2,120.0	1,736.6	1,508.9	22%	15%
Percentage of total revenue	29%	30%	31%
Print and Publishing	170.9	176.8	191.4	(3)%	(8)%
Percentage of total revenue	2%	3%	4%
Total revenue	$7,301.5	$5,854.4	$4,795.5	25%	22%
Fiscal 2017 Revenue Compared to Fiscal 2016 Revenue
Digital Media
Revenue from Digital Media increased $1.07 billion during fiscal 2017 as compared to fiscal 2016, primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetually licensed creative and stock photography offerings, increased during fiscal 2017. The increase was primarily due to an increase in subscription revenue associated with our Creative Cloud offerings driven by increases in individual, team and enterprise subscriptions. Also contributing to the increase in revenue was revenue growth associated with our Creative Cloud Photography Plan subscription offering.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2017 as compared to fiscal 2016 primarily due to increases in Document Cloud subscriptions revenue, offset in part by expected declines in revenue associated with our perpetually licensed Acrobat offering. Also contributing to the increase in Document Cloud revenue was an increase in Adobe Sign revenue.

Digital Marketing
Revenue from Digital Marketing increased $383.4 million during fiscal 2017, as compared to fiscal 2016 primarily due to subscription revenue growth associated with our Adobe Experience Cloud. The increase in subscription revenue was driven by strong performance with our Adobe Marketing Cloud offerings, which include AEM and Adobe Campaign, and our Adobe Analytics Cloud offerings, which includes Audience Manager. Also contributing to the increase in Adobe Experience Cloud revenue were increases in revenue associated with our Adobe Advertising Cloud offerings, including Tubemogul which we acquired in the first quarter of fiscal 2017.

Fiscal 2016 Revenue Compared to Fiscal 2015 Revenue
Digital Media
Revenue from Digital Media increased $845.8 million during fiscal 2016 as compared to fiscal 2015, primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our creative offerings, which includes our Creative Cloud, perpetually licensed creative and stock photography offerings, increased during fiscal 2016 as compared to fiscal 2015 primarily due to the increase in subscription revenue associated with our Creative Cloud offerings driven by increases in the number of paid Creative Cloud individual and team subscriptions, and continued adoption of our ETLAs. To a lesser extent, increases in revenue associated with our Creative Cloud Photography Plan subscription offering and stock photography offerings also contributed to the increase in revenue associated with our creative offerings. Increases associated with our creative offerings were slightly offset by expected declines in revenue associated with our perpetual creative offerings and distribution of third-party software downloads.

Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, decreased slightly during fiscal 2016 as compared to fiscal 2015, primarily due to expected decreases in revenue associated with our Acrobat perpetual license offering. Decreases were partially offset by increases in revenue associated with our Document Cloud subscription offerings as we continue to migrate more customers to our Document Cloud, along with increases in Adobe Sign revenue.

Digital Marketing
Revenue from Digital Marketing increased $227.7 million during fiscal 2016, as compared to fiscal 2015 primarily due to continued revenue growth associated with our Adobe Experience Cloud, which increased 20% year over year. Increases in Adobe Experience Cloud revenue were largely driven by the continued adoption of our AEM offerings and, to a lesser extent, the increase in revenue associated with Adobe Campaign. Also contributing to the increase in Digital Marketing revenue was the increase in Adobe Analytics Cloud revenue.
Geographical Information (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Americas	$4,216.5	$3,400.1	$2,788.1	24%	22%
Percentage of total revenue	58%	58%	58%
EMEA	1,985.1	1,619.2	1,336.4	23%	21%
Percentage of total revenue	27%	28%	28%
APAC	1,099.9	835.1	671.0	32%	24%
Percentage of total revenue	15%	14%	14%
Total revenue	$7,301.5	$5,854.4	$4,795.5	25%	22%
Fiscal 2017 Revenue by Geography Compared to Fiscal 2016 Revenue by Geography
Overall revenue during fiscal 2017 increased in all geographic regions as compared to fiscal 2016 primarily due to increases in Digital Media and Digital Marketing revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies as discussed below.
Fiscal 2016 Revenue by Geography Compared to Fiscal 2015 Revenue by Geography
Overall revenue during fiscal 2016 increased in all geographic regions as compared to fiscal 2015 primarily due to increases in Digital Media and Digital Marketing revenue, slightly offset by a decrease in Print and Publishing revenue. Within each geographic region, fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue was partially offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies as discussed below.

Included in the overall change in revenue for fiscal 2017 and fiscal 2016 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2017	Fiscal 2016
Revenue impact:	Increase/(Decrease)
Euro	$(2.3)	$(50.2)
British Pound	(46.1)	(36.2)
Japanese Yen	4.0	15.0
Other currencies	6.1	(21.7)
Total revenue impact	(38.3)	(93.1)
Hedging impact:
Euro	13.7	4.2
British Pound	7.1	14.5
Japanese Yen	12.1	0.1
Total hedging impact	32.9	18.8
Total impact	$(5.4)	$(74.3)
During fiscal 2017, the U.S. Dollar strengthened against the British Pound, which negatively impacted revenue in EMEA measured in U.S. Dollar equivalents. The net foreign currency impact to revenue was offset in part by hedging gains from our EMEA and Japanese Yen currencies hedging programs during fiscal 2017.
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
Backlog
Deferred revenue on our consolidated balance sheet consists of billings and payments received in advance of revenue recognition for our products and solutions and does not represent the total contract value of existing annual or multi-year, non-cancelable commercial subscription, SaaS and managed services agreements or government contracts with fiscal funding clauses. Unbilled deferred revenue represents expected future billings that are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of December 1, 2017, we had unbilled deferred revenue backlog of approximately $3.94 billion of which approximately 40% to 50% is not reasonably expected to be billed during fiscal 2018. Comparatively, we had unbilled deferred revenue backlog of approximately $3.42 billion as of December 2, 2016, of which approximately 40% to 50% was not reasonably expected to be billed during fiscal 2017.

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

Cost of Revenue (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Subscription	$623.0	$461.9	$409.2	35%	13%
Percentage of total revenue	9%	8%	9%
Product	57.1	68.9	90.0	(17)%	(23)%
Percentage of total revenue	1%	1%	2%
Services and support	330.4	289.1	245.1	14%	18%
Percentage of total revenue	5%	5%	5%
Total cost of revenue	$1,010.5	$819.9	$744.3	23%	10%
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for hosting services and use of data center facilities. Our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources for our Adobe Advertising Cloud offerings.
Cost of subscription revenue increased due to the following:

	% Change 2017-2016	% Change 2016-2015
Media costs	9	—
Hosting services and data center costs	7	9
Royalty costs	6	2
Base compensation and related benefits associated with headcount	6	2
Incentive compensation, cash and stock based	5	—
Amortization of purchased intangibles	2	(4)
Depreciation expense	(1)	2
Various individually insignificant items	1	2
Total change	35%	13%
Media costs increased during fiscal 2017 as compared to fiscal 2016 primarily due to our TubeMogul advertising platform offerings, which are part of the Adobe Advertising Cloud and were acquired through our acquisition of TubeMogul in the first quarter of fiscal 2017. Royalty costs increased due to increases in obligations to certain key vendors for technology use.
Hosting services and data center costs increased in all periods presented primarily due to the continued increase in transaction volumes in our Adobe Experience Cloud and Creative Cloud offerings.
The increase in cost of subscription revenue during fiscal 2016 compared to fiscal 2015 were partially offset by decreases in amortization of purchased intangibles driven by the decrease in amortization expense associated with intangible assets purchased through our acquisitions of Omniture and Efficient Frontier that became fully amortized in the latter part of fiscal 2015.

Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
As a result of redirecting our focus and development efforts towards our Creative Cloud and Adobe Experience Cloud subscription offerings, our cost of product revenue declined in all periods presented due to the following:

	% Change 2017-2016	% Change 2016-2015
Amortization of purchased intangibles	(7)%	(16)%
Localization costs	—%	(10)%
Royalty costs	(8)%	10%
Cost of sales	(2)%	(2)%
Excess and obsolete inventory	—	(3)
Various individually insignificant items	—	(2)
Total change	(17)%	(23)%
The decrease in cost of product revenue during fiscal 2016 as compared to fiscal 2015 was partially offset by an increase in royalty payments related to our stock photography perpetual offering.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased due to the following:

	% Change 2017-2016	% Change 2016-2015
Base compensation and related benefits associated with headcount	13%	9%
Incentive compensation, cash and stock based	1	6
Professional and consulting fees	(3)	3
Various individually insignificant items	3	—
Total change	14%	18%
Compensation costs increased during fiscal 2017 and fiscal 2016 as compared to the corresponding year ago periods primarily due to increases in headcount resulting from decreased usage of outside consultants that were providing consulting and training services to customers.
Operating Expenses (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Research and development	$1,224.1	$976.0	$862.7	25%	13%
Percentage of total revenue	17%	17%	18%
Sales and marketing	2,197.6	1,910.2	1,683.2	15%	13%
Percentage of total revenue	30%	33%	35%
General and administrative	624.7	576.2	533.5	8%	8%
Percentage of total revenue	9%	10%	11%
Amortization of purchased intangibles	76.5	78.5	68.7	(3)%	14%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$4,122.9	$3,540.9	$3,148.1	16%	12%

Research and Development, Sales and Marketing and General and Administrative Expenses
Research and development, sales and marketing and general and administrative expenses increased during fiscal 2017 as compared to fiscal 2016 primarily due to increases in compensation costs driven by headcount increases and stock-based compensation expense.
Research and development, sales and marketing and general and administrative expenses increased during 2016 as compared to fiscal 2015 primarily due to increases in compensation and related benefits associated with headcount increases.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2017-2016	% Change 2016-2015
Base compensation and related benefits associated with headcount	11%	6%
Incentive compensation, cash and stock based	9	4
Professional and consulting fees	4	4
Various individually insignificant items	1	(1)
Total change	25%	13%
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
Sales and marketing expenses increased due to the following:

	% Change 2017-2016	% Change 2016-2015
Base compensation and related benefits associated with headcount	5%	5%
Incentive compensation, cash and stock based	2	2
Professional and consulting fees	2	1
Marketing spending related to product launches and overall marketing efforts	4	4
Various individually insignificant items	2	1
Total change	15%	13%
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

General and administrative expenses increased due to the following:

	% Change 2017-2016	% Change 2016-2015
Base compensation and related benefits associated with headcount	2%	3%
Incentive compensation, cash and stock based	3	3
Professional and consulting fees	1	1
Facilities and telecom	2	1
Total change	8%	8%
Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fourteen years.
Amortization expense remained relatively consistent during fiscal 2017 as compared to fiscal 2016. The decreases associated with certain fully amortized acquired intangible assets from previous acquisitions were offset by increases associated with intangible assets purchased through our acquisition of TubeMogul in the first quarter of fiscal 2017.
Amortization expense increased during fiscal 2016 as compared to fiscal 2015 primarily due to the write-off of certain acquired intangible assets from a previous acquisition and the increase in amortization expense associated with intangible assets purchased in fiscal 2016.
Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Interest and other income (expense), net	$36.4	$13.5	$33.9	170%	(60)%
Percentage of total revenue	**	**	**
Interest expense	(74.4)	(70.4)	(64.2)	6%	10%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	7.5	(1.6)	1.0	*	*
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(30.5)	$(58.5)	$(29.3)	(48)%	100%
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
Interest and other income (expense), net increased in fiscal 2017 as compared to fiscal 2016 due to higher average invested balances and interest rates and a decline in foreign exchange hedging costs.
Interest and other income (expense), net decreased in fiscal 2016 as compared to fiscal 2015 due to a gain on the sale of certain property assets that occurred in fiscal 2015 and an increase in foreign exchange hedging costs, offset in part by an increase in interest income due to higher average invested balances and interest rates.
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

Interest expense increased during fiscal 2017 as compared to fiscal 2016 primarily due to higher short-term floating interest rates on interest rate swaps.
Interest expense increased during fiscal 2016 as compared to fiscal 2015 primarily due to higher short-term floating interest rates on interest rate swaps and higher average debt balances.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.

Provision for Income Taxes (dollars in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	% Change 2017-2016	% Change 2016-2015
Provision	$443.7	$266.4	$244.2	67%	9%
Percentage of total revenue	6%	5%	5%
Effective tax rate	21%	19%	28%
As described in Note 1 of our Notes to Consolidated Financial Statements, we early adopted the updated accounting standard for share-based payment accounting during fiscal 2017. As a result, we recorded deferred tax attributes that we were previously tracking pursuant to the rules that preceded this standard. The deferred tax asset recorded with the adoption was offset by the establishment of a valuation allowance.

Our effective tax rate increased by approximately two percentage points during fiscal 2017 as compared to fiscal 2016. The increase was partially related to a one-time tax cost associated with licensing acquired company assets to our trading subsidiaries, offset in part by the recognition of excess tax benefits due to our adoption of new accounting guidance related to stock-based compensation and the completion of certain income tax examinations. In addition to the above noted items, the effective tax rate for fiscal 2016 included tax benefits recognized as a result of the completion of certain income tax examinations, and to a lesser extent, a one-time tax benefit related to the retroactive reinstatement of the fiscal 2015 U.S. Research and Development credit.

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

We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year was earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. While we do not anticipate changing our intention regarding permanently reinvested earnings as of the balance sheet date, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Currently, there is a significant amount of foreign earnings upon which U.S. income taxes have not been provided.

See Note 9 of our Notes to the Consolidated Financial Statements for further information on our provision for income taxes.

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $172.9 million, $178.4 million and $258.7 million for fiscal 2017, 2016 and 2015, respectively, of which, $135.0 million, $144.5 million and $220.2 million if recognized, would affect our effective tax rates for fiscal 2017, 2016 and 2015, respectively, which were net of the estimated $37.9 million, $33.9 million and $38.5 million federal benefits related to deducting certain payments on future federal and state tax returns for fiscal 2017, 2016 and 2015, respectively.

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23.6 million and $22.4 million for fiscal 2017 and 2016, respectively. These amounts were included in non-current income taxes payable in their respective years.

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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 1, 2017	December 2, 2016
Cash and cash equivalents	$2,306.1	$1,011.3
Short-term investments	$3,513.7	$3,750.0
Working capital	$3,720.4	$3,028.1
Stockholders’ equity	$8,459.9	$7,424.8
A summary of our cash flows is as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by operating activities	$2,912.9	$2,199.7	$1,469.5
Net cash used for investing activities	(442.9)	(960.0)	(1,488.4)
Net cash used for financing activities	(1,183.7)	(1,090.7)	(200.7)
Effect of foreign currency exchange rates on cash and cash equivalents	8.5	(14.2)	(21.2)
Net increase (decrease) in cash and cash equivalents	$1,294.8	$134.8	$(240.8)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash are proceeds from participation in the employee stock purchase plan. Other uses of cash include our stock repurchase program, which is described below, business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
For fiscal 2017, net cash provided by operating activities of $2.91 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increased subscriptions for our Creative Cloud offerings and increases in Digital Marketing hosted services. The increase in accrued expenses is primarily due to the increase in accruals for compensation costs and employee benefits driven by headcount growth, and increased accrued media costs associated with our Advertising Cloud offerings, including TubeMogul. The primary working capital uses of cash were increases in trade receivables, payments of trade payables assumed as part of the TubeMogul acquisition, and a decrease in income taxes payable. Trade receivables increased primarily due to revenue linearity, higher revenue levels, and increased media rebill receivables attributable to TubeMogul. Income taxes payable decreased primarily due to taxes paid in excess of the tax provision increase.
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
Cash Flows from Investing Activities
For fiscal 2017, net cash used for investing activities of $442.9 million was primarily due to purchases of short-term investments and our acquisition of TubeMogul. Other uses of cash included purchases of property and equipment, including the Almaden Tower and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments.
For fiscal 2016, net cash used for investing activities of $960.0 million was primarily due to purchases of short-term investments. Other uses of cash represented purchases of property and equipment, purchases of long-term investments and other assets, and an immaterial acquisition. These cash outflows were offset in part by sales and maturities of short-term investments.
For fiscal 2015, net cash used for investing activities of $1.49 billion was primarily due to purchases of short-term investments and our acquisition of Fotolia. Other uses of cash during fiscal 2015 represented purchases of property and equipment and long-term investments and other assets. These cash outflows were offset in part by sales and maturities of short-term investments and proceeds received from the sale of certain property assets.
See Note 2 and Note 6 of our Consolidated Financial Statements for more detailed information regarding our acquisitions and the Almaden Tower purchase, respectively.
Cash Flows from Financing Activities
For fiscal 2017, net cash used for financing activities of $1.18 billion was primarily due to payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock.
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

In addition to the 2025 Notes issuance and 2015 Notes repayment, other financing activities during fiscal 2015 included payments for our treasury stock repurchases and costs associated with the issuance of treasury stock, offset in part by proceeds from the issuance of treasury stock and excess tax benefits from stock-based compensation. See the section titled “Stock Repurchase Program” discussed below.

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
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2018 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our cash and investments totaled $5.82 billion as of December 1, 2017. Of this amount, approximately 89% was held by our foreign subsidiaries and subject to material repatriation tax effects. As of our balance sheet date, our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay additional U.S. taxes in connection with repatriating these funds.
Subsequent to December 1, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted and included broad tax reforms that are applicable to Adobe. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018, our undistributed foreign earnings amount of approximately $4 billion are subject to taxation in fiscal 2018 and are available for repatriation, and our future foreign earnings are subject to U.S. taxation. These changes will require us to remeasure our deferred tax assets and liabilities and reclassify approximately $380 million of deferred tax liabilities related to undistributed foreign earnings to long-term income taxes payable due over eight years. In addition, based on preliminary estimates, we anticipate a tax provision charge of approximately $85 million in fiscal 2018 predominately due to the taxation of undistributed foreign earnings.
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
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of December 1, 2017, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of December 1, 2017, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”) and $1 billion of 3.25% senior notes due February 1, 2025 (together with the 2020 Notes, the “Notes”).
Our short-term investment portfolio is primarily invested in corporate bonds and commercial paper, U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved a new stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.
During fiscal 2017, 2016 and 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.10 billion, $1.08 billion, and $625 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2017, we repurchased approximately 8.2 million shares at an average price per share of $134.20 through structured repurchase agreements entered into during fiscal 2017 and fiscal 2016. During fiscal 2016, we repurchased approximately 10.4 million shares at an average price per share of $97.16 through structured repurchase agreements entered into during fiscal 2016 and fiscal 2015. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price per share of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014.

For fiscal 2017, 2016 and 2015, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 1, 2017, December 2, 2016 and November 27, 2015 were excluded from the computation of earnings per share. As of December 1, 2017, $101.5 million of prepayments remained under the agreement.
Subsequent to December 1, 2017, as part of the 2017 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $300 million stock repurchase agreement, $1.6 billion remains under our current authority.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended December 1, 2017.
Summary of Stock Repurchases for Fiscal 2017, 2016 and 2015
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan (1)	2017		2016		2015
		Shares	Average	Shares	Average	Shares	Average
April 2012	Structured repurchases	—	$—	—	$—	3,255	$73.83
January 2015	Structured repurchases	4,263	$118.00	10,428	$97.16	4,849	$79.76
January 2017	Structured repurchases	3,923	$151.80	—	$—	—	$—
Total shares		8,186	$134.20	10,428	$97.16	8,104	$77.38
Total cost		$1,098,595		$1,013,131		$627,082
_________________________________________

(1)	Stock repurchase agreements executed with large financial institutions. See Stock Repurchase Program above.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of December 1, 2017 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of December 1, 2017 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$2,250.6	$75.3	$1,061.6	$65.0	$1,048.7
Operating lease obligations	525.1	57.5	120.5	95.6	251.5
Purchase obligations	695.3	449.8	245.5	—	—
Total	$3,471.0	$582.6	$1,427.6	$160.6	$1,300.2
Other
Subsequent to December 1, 2017, we purchased land near our headquarters in San Jose, California for a total purchase price of $68 million.

Senior Notes
As of December 1, 2017, our outstanding notes payable consist of the 2020 Notes and 2025 Notes with a total carrying value of $1.88 billion. Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At December 1, 2017, our maximum commitment for interest payments under the Notes was $350.6 million for the remaining duration of our Notes. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a fixed number of basis points through February 1, 2020.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of December 1, 2017, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

Under the terms of our credit agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
See Results of Operations - Provision for Income Taxes above for our discussion on accounting for uncertainty in income taxes.
Royalties
We have certain royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit sold, or a percentage of the underlying revenue.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies, which subject us to exposure from movements in exchange rates. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency revenue. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.

Our significant foreign currency revenue exposures for fiscal 2017, 2016 and 2015 were as follows (in millions, except Japanese Yen):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Euro	€1,044.7	€825.6	€589.6
Japanese Yen (in billions)	¥51.0	¥38.7	¥29.7
British Pounds	£338.4	£263.5	£192
As of December 1, 2017, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $1.24 billion, which included the notional equivalent of $618.4 million in Euros, $225.3 million in British Pounds, $244.5 million in Japanese Yen and $148.9 million in other foreign currencies. As of December 1, 2017, all contracts were set to expire at various dates through June 2018. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements that have the ability to further limit credit-related losses with the same counterparty by permitting net settlement transactions.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 1, 2017. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $79.7 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $23.6 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of December 1, 2017 and December 2, 2016, this long-term investment exposure totaled an absolute notional equivalent of $190.5 million and $70.2 million, respectively. At this time, we do not hedge these long-term investment exposures.
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

Cash Flow Hedging—Hedges of Forecasted Foreign Currency Revenue
We may use foreign exchange purchased options or forward contracts to hedge foreign currency revenue denominated in Euros, British Pounds and Japanese Yen. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. We enter into these foreign exchange contracts to hedge forecasted revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended December 1, 2017, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At December 1, 2017, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 1, 2017, we had debt securities classified as short-term investments of $3.51 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$1,023.7
Due between one and two years	1,289.3
Due between two and three years	812.8
Due after three years	387.9
Total	$3,513.7
A sensitivity analysis was performed on our investment portfolio as of December 1, 2017. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 1, 2017 and December 2, 2016 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/1/17	+50 BPS	+100 BPS	+150 BPS
$3,595.2	$3,568.1	$3,540.9	$3,513.7	$3,486.5	$3,459.3	$3,432.1
-150 BPS	-100 BPS	-50 BPS	Fair Value 12/2/16	+50 BPS	+100 BPS	+150 BPS
$3,828.5	$3,805.9	$3,778.4	$3,750.0	$3,721.6	$3,693.2	$3,664.8
Senior Notes
As of December 1, 2017, the amount outstanding under our senior notes was $1.9 billion. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of December 1, 2017, the total carrying amount of the Notes was $1.88 billion and the related fair value based on observable market prices in less active markets was $1.98 billion.

Other Market Risk
Privately Held Long-Term Investments
The privately held companies in which we invest can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have immaterial exposure on our long-term investments in privately held companies as these investments were insignificant as of December 1, 2017 and December 2, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 1, 2017	December 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,306,072	$1,011,315
Short-term investments	3,513,702	3,749,985
Trade receivables, net of allowances for doubtful accounts of $9,151 and $6,214, respectively	1,217,968	833,033
Prepaid expenses and other current assets	210,071	245,441
Total current assets	7,247,813	5,839,774
Property and equipment, net	936,976	816,264
Goodwill	5,821,561	5,406,474
Purchased and other intangibles, net	385,658	414,405
Investment in lease receivable	—	80,439
Other assets	143,548	139,890
Total assets	$14,535,556	$12,697,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$113,538	$88,024
Accrued expenses	993,773	739,630
Income taxes payable	14,196	38,362
Deferred revenue	2,405,950	1,945,619
Total current liabilities	3,527,457	2,811,635
Long-term liabilities:
Debt and capital lease obligations	1,881,421	1,892,200
Deferred revenue	88,592	69,131
Income taxes payable	173,088	184,381
Deferred income taxes	279,941	217,660
Other liabilities	125,188	97,404
Total liabilities	6,075,687	5,272,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 491,262 and 494,254 shares outstanding, respectively	61	61
Additional paid-in-capital	5,082,195	4,616,331
Retained earnings	9,573,870	8,114,517
Accumulated other comprehensive income (loss)	(111,821)	(173,602)
Treasury stock, at cost (109,572 and 106,580 shares, respectively), net of reissuances	(6,084,436)	(5,132,472)
Total stockholders’ equity	8,459,869	7,424,835
Total liabilities and stockholders’ equity	$14,535,556	$12,697,246
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 1, 2017	December 2, 2016	November 27, 2015
Revenue:
Subscription	$6,133,869	$4,584,833	$3,223,904
Product	706,767	800,498	1,125,146
Services and support	460,869	469,099	446,461
Total revenue	7,301,505	5,854,430	4,795,511
Cost of revenue:
Subscription	623,048	461,860	409,194
Product	57,082	68,917	90,035
Services and support	330,361	289,131	245,088
Total cost of revenue	1,010,491	819,908	744,317
Gross profit	6,291,014	5,034,522	4,051,194
Operating expenses:
Research and development	1,224,059	975,987	862,730
Sales and marketing	2,197,592	1,910,197	1,683,242
General and administrative	624,706	576,202	533,478
Amortization of purchased intangibles	76,562	78,534	68,649
Total operating expenses	4,122,919	3,540,920	3,148,099
Operating income	2,168,095	1,493,602	903,095
Non-operating income (expense):
Interest and other income (expense), net	36,395	13,548	33,909
Interest expense	(74,402)	(70,442)	(64,184)
Investment gains (losses), net	7,553	(1,570)	961
Total non-operating income (expense), net	(30,454)	(58,464)	(29,314)
Income before income taxes	2,137,641	1,435,138	873,781
Provision for income taxes	443,687	266,356	244,230
Net income	$1,693,954	$1,168,782	$629,551
Basic net income per share	$3.43	$2.35	$1.26
Shares used to compute basic net income per share	493,632	498,345	498,764
Diluted net income per share	$3.38	$2.32	$1.24
Shares used to compute diluted net income per share	501,123	504,299	507,164
  See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 1, 2017	December 2, 2016	November 27, 2015
	Increase/(Decrease)
Net income	$1,693,954	$1,168,782	$629,551
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(2,503)	(1,618)	(9,226)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(947)	(1,895)	(2,955)
Net increase (decrease) from available-for-sale securities	(3,450)	(3,513)	(12,181)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	6,917	35,199	29,795
Reclassification adjustment for recognized gains / losses on derivative instruments	(31,973)	(16,425)	(55,535)
Net increase (decrease) from derivatives designated as hedging instruments	(25,056)	18,774	(25,740)
Foreign currency translation adjustments	90,287	(19,783)	(123,065)
Other comprehensive income (loss), net of taxes	61,781	(4,522)	(160,986)
Total comprehensive income, net of taxes	$1,755,735	$1,164,260	$468,565
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 28, 2014	600,834	$61	$3,778,495	$6,924,294	$(8,094)	(103,350)	$(3,918,851)	$6,775,905
Net income	—	—	—	629,551	—	—	—	629,551
Other comprehensive income (losses), net of taxes	—	—	—	—	(160,986)	—	—	(160,986)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(300,414)	—	8,429	278,311	(22,103)
Tax benefit from employee stock plans	—	—	68,133	—	—	—	—	68,133
Purchase of treasury stock	—	—	—	—	—	(8,104)	(625,000)	(625,000)
Equity awards assumed for acquisition	—	—	677	—	—	—	—	677
Stock-based compensation	—	—	337,578	—	—	—	—	337,578
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2,175)	(2,175)
Balances at November 27, 2015	600,834	$61	$4,184,883	$7,253,431	$(169,080)	(103,025)	$(4,267,715)	$7,001,580
Net income	—	—	—	1,168,782	—	—	—	1,168,782
Other comprehensive income (losses), net of taxes	—	—	—	—	(4,522)	—	—	(4,522)
Re-issuance of treasury stock under stock compensation plans	—	—	7,365	(307,696)	—	6,872	209,628	(90,703)
Tax benefit from employee stock plans	—	—	75,102	—	—	—	—	75,102
Purchase of treasury stock	—	—	—	—	—	(10,427)	(1,075,000)	(1,075,000)
Stock-based compensation	—	—	348,981	—	—	—	—	348,981
Value of shares in deferred compensation plan	—	—	—	—	—	—	615	615
Balances at December 2, 2016	600,834	$61	$4,616,331	$8,114,517	$(173,602)	(106,580)	$(5,132,472)	$7,424,835
Net income	—	—	—	1,693,954	—	—	—	1,693,954
Other comprehensive income (losses), net of taxes	—	—	—	—	61,781	—	—	61,781
Re-issuance of treasury stock under stock compensation plans	—	—	1,768	(234,601)	—	5,194	151,058	(81,775)
Purchase of treasury stock	—	—	—	—	—	(8,186)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	10,348	—	—	—	—	10,348
Stock-based compensation	—	—	453,748	—	—	—	—	453,748
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,022)	(3,022)
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 1, 2017	December 2, 2016	November 27, 2015
Cash flows from operating activities:
Net income	$1,693,954	$1,168,782	$629,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	325,997	331,535	339,473
Stock-based compensation	451,451	349,912	335,859
Deferred income taxes	51,605	24,222	(69,657)
Gain on the sale of property	—	—	(21,415)
Unrealized (gains) losses on investments	(5,494)	3,145	(9,210)
Excess tax benefits from stock-based compensation	—	(75,105)	(68,153)
Other non-cash items	4,625	2,022	1,216
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(187,173)	(160,416)	(79,502)
Prepaid expenses and other current assets	28,040	(71,021)	(7,701)
Trade payables	(45,186)	(6,281)	22,870
Accrued expenses	154,125	64,978	(22,564)
Income taxes payable	(34,493)	43,115	97,934
Deferred revenue	475,402	524,840	320,801
Net cash provided by operating activities	2,912,853	2,199,728	1,469,502
Cash flows from investing activities:
Purchases of short-term investments	(1,931,011)	(2,285,222)	(2,064,833)
Maturities of short-term investments	759,737	769,228	371,790
Proceeds from sales of short-term investments	1,393,929	860,849	1,176,476
Acquisitions, net of cash acquired	(459,626)	(48,427)	(826,004)
Purchases of property and equipment	(178,122)	(203,805)	(184,936)
Proceeds from sale of property	—	—	57,779
Purchases of long-term investments, intangibles and other assets	(29,918)	(58,433)	(22,779)
Proceeds from sale of long-term investments	2,134	5,777	4,149
Net cash used for investing activities	(442,877)	(960,033)	(1,488,358)
Cash flows from financing activities:
Purchases of treasury stock	(1,100,000)	(1,075,000)	(625,000)
Proceeds from issuance of treasury stock	158,351	145,697	164,270
Taxes paid related to net share settlement of equity awards	(240,126)	(236,400)	(186,373)
Excess tax benefits from stock-based compensation	—	75,105	68,153
Proceeds from debt issuance	—	—	989,280
Repayment of debt and capital lease obligations	(1,960)	(108)	(602,189)
Debt issuance costs	—	—	(8,828)
Net cash used for financing activities	(1,183,735)	(1,090,706)	(200,687)
Effect of foreign currency exchange rates on cash and cash equivalents	8,516	(14,234)	(21,297)
Net increase (decrease) in cash and cash equivalents	1,294,757	134,755	(240,840)
Cash and cash equivalents at beginning of year	1,011,315	876,560	1,117,400
Cash and cash equivalents at end of year	$2,306,072	$1,011,315	$876,560
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$396,668	$249,884	$203,010
Cash paid for interest	$69,430	$66,193	$56,014
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$80,439	$—	$—
Issuance of common stock and stock awards assumed in business acquisitions	$10,348	$—	$677
See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Use of Estimates
In preparing Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, excess inventory and purchase commitments, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53 week financial calendar whereby fiscal 2016 was a 53-week fiscal year compared with fiscal 2017 and 2015 which were 52-week fiscal years.
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support. Most of our enterprise customer arrangements are complex, involving multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

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
Our software subscription offerings, which may include product upgrades and enhancements on a when and if available basis, hosted services, and online storage, are generally offered to our customers over a specified period of time and we recognize revenue associated with these arrangements ratably over the subscription period.

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2017	2016	2015
Beginning balance	$23,096	$19,446	$17,402
Amount charged to revenue	61,031	55,739	45,676
Actual returns	(62,121)	(52,089)	(43,632)
Ending balance	$22,006	$23,096	$19,446
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

(in thousands)	2017	2016	2015
Beginning balance	$6,214	$7,293	$7,867
Increase due to acquisition	2,391	77	326
Charged to operating expenses	4,411	1,337	1,472
Deductions(1)	(3,865)	(2,493)	(2,372)
Ending balance	$9,151	$6,214	$7,293
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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

We completed our annual goodwill impairment test in the second quarter of fiscal 2017. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2017, 2016 or 2015.

During fiscal 2017, our intangible assets were amortized over their estimated useful lives ranging from 1 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Purchased technology	5
Customer contracts and relationships	9
Trademarks	8
Acquired rights to use technology	9
Localization	1
Other intangibles	5

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2017, 2016 and 2015 were $141.7 million, $135.8 million and $113.6 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We use foreign exchange option and forward contracts for revenue denominated in Euros, British Pounds and Japanese Yen. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
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

The aggregate fair value of foreign currency contracts in net asset positions as of December 1, 2017 and December 2, 2016 was $14.2 million and $38.1 million respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by certain immaterial liabilities included in master netting arrangements with those same counterparties.
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
We early adopted this standard during the first quarter of fiscal 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our Consolidated Statements of Income as a component of the provision for income taxes rather than paid-in capital on a prospective basis. Accordingly, we recorded excess tax benefits within our provision for income taxes, rather than additional paid-in capital upon adoption. The cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our Consolidated Balance Sheets.
We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our Consolidated Statements of Cash Flows for fiscal 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted in our Consolidated Statements of Cash Flows. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There have been no other new accounting pronouncements made effective during fiscal 2017 that have significance, or potential significance, to our Consolidated Financial Statements.
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
While we are continuing to assess all potential impacts of the new standard, we currently believe that the most significant impact relates to our accounting for arrangements that include on-premise term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software licenses. We expect revenue related to our professional services and cloud offerings, including Creative Cloud and Document Cloud for business enterprises, individuals and teams, to remain substantially unchanged. When sold with cloud-enabled services, Creative Cloud and Document Cloud require a significant level of integration and interdependency with software and the individual components are not considered distinct. Revenue for these offerings will continue to be recognized over the period in which the cloud services are provided.  Under current GAAP, we expense costs related to the acquisition of revenue-generating contracts as incurred. Under the new standard, we will be required to capitalize certain costs incremental to contract acquisition and amortize them over the expected period of benefit. Due to the complexity of certain of our contracts, the actual accounting treatment required under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.
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
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  ACQUISITIONS
TubeMogul
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. As of the end of fiscal 2017, we are continuing to integrate TubeMogul into our Digital Marketing reportable segment.
Under the acquisition method of accounting, the total final purchase price was allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. During fiscal 2017, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to tangible assets, liabilities assumed, and their related impact to goodwill. The total final purchase price for TubeMogul was $560.8 million of which $348.4 million was allocated to goodwill that was non-deductible for tax purposes, $113.1 million to identifiable intangible assets and $99.3 million to net assets acquired.
Fotolia
On January 27, 2015, we completed our acquisition of privately held Fotolia, a leading marketplace for royalty-free photos, images, graphics and HD videos. During fiscal 2015, we integrated Fotolia into our Digital Media reportable segment.
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
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for any of our fiscal 2017, 2016 and 2015 acquisitions as the impact to our Consolidated Financial Statements was not material.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$280,488	$—	$—	$280,488
Cash equivalents:
Money market mutual funds	2,006,741	—	—	2,006,741
Time deposits	18,843	—	—	18,843
Total cash equivalents	2,025,584	—	—	2,025,584
Total cash and cash equivalents	2,306,072	—	—	2,306,072
Short-term fixed income securities:
Asset-backed securities	98,403	1	(403)	98,001
Corporate bonds and commercial paper	2,461,691	2,694	(10,125)	2,454,260
Foreign government securities	2,396	—	(8)	2,388
Municipal securities	21,189	8	(132)	21,065
U.S. Treasury securities	941,538	2	(3,552)	937,988
Total short-term investments	3,525,217	2,705	(14,220)	3,513,702
Total cash, cash equivalents and short-term investments	$5,831,289	$2,705	$(14,220)	$5,819,774

Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$208,635	$—	$—	$208,635
Cash equivalents:
Corporate bonds and commercial paper	1,249	—	—	1,249
Money market mutual funds	782,210	—	—	782,210
Municipal securities	1,301	—	—	1,301
Time deposits	17,920	—	—	17,920
Total cash equivalents	802,680	—	—	802,680
Total cash and cash equivalents	1,011,315	—	—	1,011,315
Short-term fixed income securities:
Asset backed securities	111,009	95	(190)	110,914
Corporate bonds and commercial paper	2,464,769	3,135	(9,554)	2,458,350
Municipal securities	134,710	37	(525)	134,222
U.S. agency securities	39,538	42	—	39,580
U.S. Treasury securities	1,008,195	194	(1,470)	1,006,919
Total short-term investments	3,758,221	3,503	(11,739)	3,749,985
Total cash, cash equivalents and short-term investments	$4,769,536	$3,503	$(11,739)	$4,761,300
See Note 4 for further information regarding the fair value of our financial instruments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of December 1, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,338,232	$(5,459)	$1,282,076	$(9,474)
Asset-backed securities	64,618	(193)	54,063	(189)
Municipal securities	11,805	(115)	114,810	(525)
Foreign government securities	2,388	(8)	—	—
U.S. Treasury and agency securities	593,296	(2,087)	580,529	(1,470)
Total	$2,010,339	$(7,862)	$2,031,478	$(11,658)

There were 894 securities and 1,052 securities in an unrealized loss position for less than twelve months at December 1, 2017 and at December 2, 2016, respectively.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of December 1, 2017 and December 2, 2016 (in thousands):

	2017		2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$500,689	$(4,666)	$39,162	$(80)
Asset-backed security	32,383	(210)	1,331	(1)
Municipal securities	598	(17)	—	—
U.S. Treasury securities	338,950	(1,465)	—	—
Total	$872,620	$(6,358)	$40,493	$(81)

There were 360 securities and 23 securities in an unrealized loss position for more than twelve months at December 1, 2017 and at December 2, 2016, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 1, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,025,894	$1,023,639
Due between one and two years	1,294,919	1,289,307
Due between two and three years	815,254	812,828
Due after three years	389,150	387,928
Total	$3,525,217	$3,513,702
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2017 and 2015, we did not consider any of our investments to be other-than-temporarily impaired. During fiscal 2016, we recorded immaterial other-than-temporary impairment losses associated with certain of our fixed income securities and wrote down the securities to fair value.

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended December 1, 2017.
The fair value of our financial assets and liabilities at December 1, 2017 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$2,006,741	$2,006,741	$—	$—
Time deposits	18,843	18,843	—	—
Short-term investments:
Asset-backed securities	98,001	—	98,001	—
Corporate bonds and commercial paper	2,454,260	—	2,454,260	—
Foreign government securities	2,388	—	2,388	—
Municipal securities	21,065	—	21,065	—
U.S. Treasury securities	937,988	—	937,988	—
Prepaid expenses and other current assets:
Foreign currency derivatives	14,198	—	14,198	—
Other assets:
Deferred compensation plan assets	56,690	2,573	54,117	—
Total assets	$5,610,174	$2,028,157	$3,582,017	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,598	$—	$1,598	$—
Other liabilities:
Interest rate swap derivatives	1,058	—	1,058	—
Total liabilities	$2,656	$—	$2,656	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA-. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost and equity method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost and equity method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2017 and 2015, we determined there were no other-than-temporary impairments on our cost and equity method investments. During fiscal 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value.
The fair value of our senior notes was $1.98 billion as of December 1, 2017, based on observable market prices in less active markets and categorized as Level 2. See Note 15 for further details regarding our debt.
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
As of December 1, 2017, total notional amounts of outstanding contracts were $333.9 million which included the notional equivalent of $105.0 million in Euros, $34.6 million in British Pounds, $45.4 million in Japanese Yen, $78.0 million in Indian Rupees, and $70.9 million in other foreign currencies. As of December 2, 2016, total notional amounts of outstanding contracts were $313.8 million which included the notional equivalent of $152.8 million in Euros, $33.6 million in British Pounds, $46.5

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in Japanese Yen, $26.4 million in Indian Rupees, and $54.5 million in other foreign currencies. At December 1, 2017 and December 2, 2016, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
Cash Flow Hedging—Hedges of Forecasted Foreign Currency Revenue
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
For fiscal 2017 and 2016, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur. In fiscal 2015, these net gains or losses were immaterial.
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
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Consolidated Statements of Income. The fair value of the interest rate swaps is reflected in other liabilities or other assets in our Consolidated Balance Sheets.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 1, 2017 and December 2, 2016 were as follows (in thousands):

	2017		2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)(2)	$12,918	$—	$34,355	$—
Interest rate swap (3)	—	1,058	13,117	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,280	1,598	3,757	5,246
Total derivatives	$14,198	$2,656	$51,229	$5,246

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

(2)	Hedging effectiveness expected to be recognized to income within the next twelve months.

(3)	Included in other liabilities and other assets in fiscal 2017 and 2016, respectively, on our Consolidated Balance Sheets.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	2017		2016		2015
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in other comprehensive income, net of tax(1)	$6,917	$—	$36,511	$—	$39,825	$—
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax(2)	$32,852	$—	$18,823	$—	$56,336	$—
Net gain (loss) recognized in income(3)	$(30,243)	$—	$(29,169)	$—	$(17,423)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$6,586	$—	$(1,308)	$—	$4,430
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(6,142)	$832	$(10,952)
Net unrealized gain (loss) recognized in other income	(907)	(6,070)	3,815
	(7,049)	(5,238)	(7,137)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	5,415	174	5,490
Net unrealized gain (loss) recognized in other income	1,171	(1,482)	(1,060)
	6,586	(1,308)	4,430
Net gain (loss) recognized in interest and other income (expense), net	$(463)	$(6,546)	$(2,707)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 1, 2017 and December 2, 2016 (in thousands):

	2017	2016
Computers and equipment	$1,128,264	$1,051,937
Furniture and fixtures	115,273	94,243
Capital projects in-progress	5,575	7,648
Leasehold improvements	120,165	110,414
Land	77,723	77,340
Buildings	490,665	382,364
Building improvements	265,829	202,266
Total	2,203,494	1,926,212
Less accumulated depreciation and amortization	(1,266,518)	(1,109,948)
Property and equipment, net	$936,976	$816,264
Depreciation and amortization expense of property and equipment for fiscal 2017, 2016 and 2015 was $156.9 million, $157.6 million and $146.3 million, respectively.
In March 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. We capitalized the Almaden Tower as property and equipment on our Consolidated Balance Sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.
See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding purchase of the Almaden Tower.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended December 1, 2017 and December 2, 2016 was as follows (in thousands):

	2015	Acquisitions	Other(1)	2016	Acquisitions	Other(1)	2017
Digital Media	$2,796,302	$—	$288	$2,796,590	$—	$4,501	$2,801,091
Digital Marketing	2,312,158	35,802	3,502	2,351,462	348,352	62,232	2,762,046
Print and Publishing	258,421	—	1	258,422	—	2	258,424
Goodwill	$5,366,881	$35,802	$3,791	$5,406,474	$348,352	$66,735	$5,821,561
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Purchased and other intangible assets by reportable segment as of December 1, 2017 and December 2, 2016 were as follows (in thousands):

	2017	2016
Digital Media	$128,243	$203,570
Digital Marketing	257,408	210,823
Print and Publishing	7	12
Purchased and other intangible assets, net	$385,658	$414,405

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets subject to amortization as of December 1, 2017 and December 2, 2016 were as follows (in thousands):

	2017			2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$223,252	$(110,433)	$112,819	$149,253	$(82,091)	$67,162
Customer contracts and relationships	$577,484	$(356,613)	$220,871	$541,366	$(274,380)	$266,986
Trademarks	76,255	(56,094)	20,161	76,355	(46,846)	29,509
Acquired rights to use technology	71,130	(54,223)	16,907	87,403	(60,929)	26,474
Localization	603	(170)	433	631	(177)	454
Other intangibles	38,693	(24,226)	14,467	38,693	(14,873)	23,820
Total other intangible assets	$764,165	$(491,326)	$272,839	$744,448	$(397,205)	$347,243
Purchased and other intangible assets, net	$987,417	$(601,759)	$385,658	$893,701	$(479,296)	$414,405

In fiscal 2017, certain purchased intangibles associated with our acquisitions in prior years and certain other acquired rights to use technology became fully amortized and were removed from the Consolidated Balance Sheets. In fiscal 2016, purchased intangibles associated with our acquisition of EchoSign and certain other acquired rights to use technology became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to purchased and other intangible assets was $153.6 million, $152.4 million, and $174.5 million for fiscal 2017, 2016 and 2015 respectively. Of these amounts, $76.1 million, $71.1 million, and $104.4 million were included in cost of sales for fiscal 2017, 2016 and 2015 respectively.
Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of December 1, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2018	$37,984	$97,726
2019	34,404	69,733
2020	32,111	39,658
2021	7,203	17,304
2022	1,117	14,297
Thereafter	—	34,121
Total expected amortization expense	$112,819	$272,839

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of December 1, 2017 and December 2, 2016 consisted of the following (in thousands):

	2017	2016
Accrued compensation and benefits	$417,742	$339,487
Accrued media costs	134,525	5,144
Sales and marketing allowances	47,389	55,681
Accrued corporate marketing	72,087	55,218
Taxes payable	49,550	43,113
Royalties payable	46,411	25,089
Accrued interest expense	25,594	25,805
Other	200,475	190,093
Accrued expenses	$993,773	$739,630
Accrued media costs primarily relate to our advertising platform offerings from TubeMogul, which are part of the Advertising Cloud. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Domestic	$1,056,156	$805,749	$589,371
Foreign	1,081,485	629,389	284,410
Income before income taxes	$2,137,641	$1,435,138	$873,781
The provision for income taxes for fiscal 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current:
United States federal	$298,802	$94,396	$204,834
Foreign	60,962	59,749	52,125
State and local	33,578	15,222	(14,975)
Total current	393,342	169,367	241,984
Deferred:
United States federal	48,905	33,924	(31,011)
Foreign	(4,242)	(2,751)	(9,368)
State and local	5,682	(9,287)	(25,511)
Total deferred	50,345	21,886	(65,890)
Tax expense attributable to employee stock plans	—	75,103	68,136
Provision for income taxes	$443,687	$266,356	$244,230
See Note 1 to the Consolidated Financial Statements for further information on our adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2017	2016	2015
Computed “expected” tax expense	$748,174	$502,298	$305,824
State tax expense, net of federal benefit	25,131	10,636	(8,316)
Tax credits	(38,000)	(48,383)	(25,967)
Differences between statutory rate and foreign effective tax rate	(215,490)	(133,778)	(90,063)
Stock-based compensation, net of tax deduction	(42,512)	15,101	9,623
Resolution of income tax examinations	(31,358)	(68,003)	(17,595)
Domestic manufacturing deduction benefit	(32,200)	(26,990)	(16,800)
Tax charge for licensing acquired company technology to foreign subsidiaries	24,771	5,346	80,015
Other, net	5,171	10,129	7,509
Provision for income taxes	$443,687	$266,356	$244,230
Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 1, 2017 and December 2, 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
Acquired technology	$4,846	$7,421
Reserves and accruals	48,761	35,440
Deferred revenue	23,452	21,039
Unrealized losses on investments	11	2,391
Stock-based compensation	74,942	56,353
Net operating loss carryforwards of acquired companies	44,465	31,305
Credit carryforwards	124,205	63,315
Capitalized expenses	13,428	15,571
Benefits relating to tax positions	33,318	39,492
Other	30,289	26,439
Total gross deferred tax assets	397,717	298,766
Deferred tax asset valuation allowance	(93,568)	(24,265)
Total deferred tax assets	304,149	274,501
Deferred tax liabilities:
Depreciation and amortization	84,064	78,619
Undistributed earnings of foreign subsidiaries	382,744	292,844
Acquired intangible assets	117,282	120,698
Total deferred tax liabilities	584,090	492,161
Net deferred tax liabilities:	$279,941	$217,660
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Included in the deferred tax assets and liabilities for fiscal 2017 and 2016 are amounts related to various acquisitions. The deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 1, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $5.0 billion. The unrecognized deferred tax liability for these earnings is approximately $1.4 billion.

As of December 1, 2017, we have net operating loss carryforwards of approximately $118.4 million for federal and $52.6 million for state. We also have state and foreign tax credit carryforwards of approximately $166.2 million and $16.2 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2018 through 2036. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are reduced by the valuation allowance and are subject to an annual limitation under Internal Revenue Code Section 382, the carrying amount of which are expected to be fully realized.
As of December 1, 2017, a valuation allowance of $93.6 million has been established for certain deferred tax assets related to the impairment of investments and certain state and foreign assets. For fiscal 2017, the total change in the valuation allowance was $69.3 million, of which $55.3 million was related to the deferred tax attributes recorded due to our early adoption of the new accounting guidance related to stock-based compensation.
Accounting for Uncertainty in Income Taxes
During fiscal 2017 and 2016, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2017	2016
Beginning balance	$178,413	$258,718
Gross increases in unrecognized tax benefits – prior year tax positions	3,680	6,047
Gross decreases in unrecognized tax benefits – prior year tax positions	(30,166)	(67,870)
Gross increases in unrecognized tax benefits – current year tax positions	24,927	23,068
Settlements with taxing authorities	(3,876)	(33,265)
Lapse of statute of limitations	(8,819)	(8,456)
Foreign exchange gains and losses	8,786	171
Ending balance	$172,945	$178,413
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23.6 million and $22.4 million for fiscal 2017 and 2016, respectively. These amounts were included in non-current income taxes payable in their respective years.

We file income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the United States. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2010 and 2013, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to December 1, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted and included broad tax reforms that are applicable to Adobe. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018, our undistributed foreign earnings are subject to taxation in fiscal 2018 and are available for repatriation, and our future foreign earnings are subject to U.S. taxation. These changes will require us to remeasure our deferred tax assets and liabilities and reclassify deferred tax liabilities related to undistributed foreign earnings to long-term income taxes payable due over eight years.

NOTE 10.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2017, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $34.3 million, $33.4 million and $25.7 million in fiscal 2017, 2016 and 2015, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made. For cash benefit elections, distributions are made in cash and in the form of a lump sum or annual installments over five years. For stock benefit elections, distributions are settled in stock and in the form of a lump sum payment only.
As of December 1, 2017 and December 2, 2016, the invested amounts under the Deferred Compensation Plan total $56.7 million and $42.2 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of December 1, 2017 and December 2, 2016, $67.2 million and $49.0 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 11.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Unit Plan
We grant restricted stock units to eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”). Restricted stock units granted as part of our annual review process or for promotions vest annually over three years. Restricted stock units granted to new hires generally vest over four years. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee.
We grant performance awards to officers and key employees under our 2003 Plan which cliff-vest after three years.
As of December 1, 2017, we had reserved 183.2 million shares of common stock for issuance under our 2003 Plan and had 93.6 million shares available for grant.

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
As of December 1, 2017, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 7.0 million shares remain available for future issuance.
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
Performance Share Programs
Our 2017, 2016 and 2015 Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the later of the Executive Compensation Committee's certification of the level of achievement or the three-year anniversary of each grant. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
On January 24, 2017, the Executive Compensation Committee approved the 2017 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above. As of December 1, 2017, the shares awarded under our 2017, 2016 and 2015 Performance Share Programs are yet to be achieved.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	2017	2016	2015
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	22% - 27%	26% - 29%	26% - 30%
Risk free interest rate	0.62% - 1.41%	0.37% - 1.06%	0.11% - 0.67%

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Beginning outstanding balance	8,316	10,069	13,564
Awarded	5,018	4,440	4,012
Released	(3,859)	(5,471)	(6,561)
Forfeited	(766)	(722)	(946)
Increase due to acquisition	595	—	—
Ending outstanding balance	9,304	8,316	10,069

The weighted average grant date fair values of restricted stock units granted during fiscal 2017, 2016 and 2015 were $120.33, $89.87 and $75.47, respectively. The total fair value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $472.0 million, $499.8 million and $495.1 million, respectively.

Information regarding restricted stock units outstanding at December 1, 2017, December 2, 2016 and November 27, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2017
Restricted stock units outstanding	9,304	1.11	$1,670.2
Restricted stock units vested and expected to vest	8,608	1.05	$1,545.3
2016
Restricted stock units outstanding	8,316	1.11	$829.4
Restricted stock units vested and expected to vest	7,613	1.04	$759.3
2015
Restricted stock units outstanding	10,069	0.93	$928.0
Restricted stock units vested and expected to vest	9,267	0.86	$842.9
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of December 1, 2017, December 2, 2016 and November 27, 2015 were $179.52, $99.73 and $92.17, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
In the first quarter of fiscal 2017, the Executive Compensation Committee certified the actual performance achievement of participants in the 2014 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 0.6 million additional shares. The shares granted and achieved under the 2014 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2017, if not forfeited.

In the first quarter of fiscal 2016, the Executive Compensation Committee certified the actual performance achievement of participants in the 2013 Performance Share Program. Actual performance resulted in participants achieving 198% of target or approximately 0.7 million additional shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2016, if not forfeited. As of December 1, 2017, the shares awarded under our 2017, 2016 and 2015 Performance Share Programs are yet to be achieved.

Performance share activity for fiscal 2017, 2016 and 2015 was as follows (in thousands):

	2017			2016			2015
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,630		3,261	1,940		3,881	1,517	3,034
Awarded	1,082	(1)	1,040	1,206	(2)	1,053	671	1,342
Achieved	(1,135)	(3)	(1,147)	(1,373)	(3)	(1,387)	—	—
Forfeited	(43)		(86)	(143)		(286)	(248)	(495)
Ending outstanding balance	1,534		3,068	1,630		3,261	1,940	3,881
_________________________________________

(1)
Included in the 1.1 million shares awarded during fiscal 2017 were 0.6 million additional shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

(2)
Included in the 1.2 million shares awarded during fiscal 2016 were 0.7 million additional shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

(3)	Shares achieved under our 2014 and 2013 Performance Share programs which resulted from 198% achievement of target for both programs.

The total fair value of performance awards vested during fiscal 2017, 2016 and 2015 was $127.4 million, $123.1 million and $26.1 million, respectively.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2017, 2016 and 2015 were $29.86, $24.84 and $20.81, respectively. Employees purchased 1.9 million shares at an average price of $77.63, 1.9 million shares at an average price of $66.13, and 2.1 million shares at an average price of $52.37, respectively, for fiscal 2017, 2016 and 2015. The intrinsic value of shares purchased during fiscal 2017, 2016 and 2015 was $97.7 million, $54.3 million and $53.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Options
As of December 1, 2017 and December 2, 2016, we had 0.3 million and 0.6 million stock options outstanding, respectively.
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
Restricted stock units granted to directors for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Restricted stock units granted to existing directors	18	25	41
Compensation Costs
We recognize the estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award. The fiscal 2017, 2016 and 2015 awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
As of December 1, 2017, there was $708.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Option Grants and Stock Purchase Rights
2017	$180	$6,661	$20,126	$18,592	$4,973	$50,532
2016	$1,474	$5,514	$13,932	$16,534	$4,371	$41,825
2015	$1,449	$5,185	$14,082	$18,360	$4,790	$43,866
Restricted Stock Units and Performance Share Awards
2017	$16,792	$9,602	$161,366	$139,047	$77,133	$403,940
2016	$6,632	$7,522	$109,249	$113,757	$70,312	$307,472
2015	$6,481	$6,446	$104,624	$109,908	$66,709	$294,168
_________________________________________

(1)	During fiscal 2017, 2016 and 2015, we recorded tax benefits of $153.2 million, $71.7 million and $68.8 million, respectively.
NOTE 12.  STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2017 were as follows (in thousands):

	December 2, 2016	Increase / Decrease	Reclassification Adjustments		December 1, 2017
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$3,499	$878	$(1,673)		$2,704
Unrealized losses on available-for-sale securities	(11,565)	(3,381)	726		(14,220)
Total net unrealized gains / losses on available-for-sale securities	(8,066)	(2,503)	(947)	(1)	(11,516)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,689	6,917	(31,973)	(2)	(3,367)
Cumulative foreign currency translation adjustments	(187,225)	90,287	—		(96,938)
Total accumulated other comprehensive income (loss), net of taxes	$(173,602)	$94,701	$(32,920)		$(111,821)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on other derivative instruments are classified in revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Available-for-sale securities:
Unrealized gains / losses	$663	$(299)	$(154)
Reclassification adjustments	(491)	108	—
Subtotal available-for-sale securities	172	(191)	(154)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments*	—	—	6,147
Reclassification adjustments*	(732)	(552)	(550)
Subtotal derivatives designated as hedging instruments	(732)	(552)	5,597
Foreign currency translation adjustments	3,005	24	(3,378)
Total taxes, other comprehensive income (loss)	$2,445	$(719)	$2,065
_________________________________________

(*)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved a new stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. The new stock repurchase program approved by our Board of Directors is similar to our previous stock repurchase programs.
During fiscal 2017, 2016 and 2015, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.10 billion, $1.08 billion, and $625 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2017, we repurchased approximately 8.2 million shares at an average price per share of $134.20 through structured repurchase agreements entered into during fiscal 2017 and fiscal 2016. During fiscal 2016, we repurchased approximately 10.4 million shares at an average price per share of $97.16 through structured repurchase agreements entered into during fiscal 2016 and fiscal 2015. During fiscal 2015, we repurchased approximately 8.1 million shares at an average price per share of $77.38 through structured repurchase agreements entered into during fiscal 2015 and fiscal 2014.
For fiscal 2017, 2016 and 2015, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 1, 2017, December 2, 2016 and November 27, 2015 were excluded from the computation of earnings per share. As of December 1, 2017, $101.5 million of prepayments remained under the agreement.
Subsequent to December 1, 2017, as part of the 2017 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $300 million stock repurchase agreement, $1.6 billion remains under our current authority.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2017, 2016 and 2015 (in thousands, except per share data):

	2017	2016	2015
Net income	$1,693,954	$1,168,782	$629,551
Shares used to compute basic net income per share	493,632	498,345	498,764
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	7,161	5,455	7,389
Stock options	330	499	1,011
Shares used to compute diluted net income per share	501,123	504,299	507,164
Basic net income per share	$3.43	$2.35	$1.26
Diluted net income per share	$3.38	$2.32	$1.24
For fiscal 2017, 2016, and 2015 there were no options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $138.71, $96.39, and $79.22, respectively, that would have been anti-dilutive.
NOTE 14.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense for these leases was approximately $115.4 million in fiscal 2017 and $92.9 million in both fiscal 2016 and 2015. Our sublease income was immaterial for all periods presented.
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden, East and West Towers.
In March 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price. We capitalized the Almaden Tower as property and equipment on our Consolidated Balance Sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.
As of December 1, 2017, we own the buildings and the underlying land that make up our corporate headquarters in San Jose, California, including the Almaden Tower.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our non-cancellable unconditional purchase obligations and operating leases for each of the next five years and thereafter as of December 1, 2017 (in thousands):

		Operating Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income
2018	$449,823	$60,464	$3,001
2019	245,087	62,307	2,903
2020	410	63,341	2,286
2021	—	53,670	2,036
2022	—	44,016	—
Thereafter	—	251,544	—
Total	$695,320	$535,342	$10,226
Other
Subsequent to December 1, 2017, we purchased land near our headquarters in San Jose, California for a total purchase price of $68.0 million.

Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $100.9 million, $79.8 million and $62.3 million in fiscal 2017, 2016 and 2015, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 15.  DEBT
Our long-term debt as of December 1, 2017 and December 2, 2016 consisted of the following (in thousands):

	2017	2016
Notes	$1,882,479	$1,879,083
Fair value of interest rate swap	(1,058)	13,117
Adjusted carrying value of Notes	1,881,421	1,892,200
Senior Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”). Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs was 4.92% . Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 1, 2017, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.88 billion, which includes the fair value of the interest rate swaps and is net of debt issuance costs. Based on quoted prices in inactive markets, the fair value of the Notes was $1.98 billion as of December 1, 2017, which excludes the effect of the fair value of the interest rate swaps described above.

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of December 1, 2017, we were in compliance with all of the covenants.
In February and August 2017, we made semi-annual interest payments on our 2020 and 2025 Notes each totaling $37.6 million.

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
As of December 1, 2017, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2017, 2016 and 2015 included the following (in thousands):

	2017	2016	2015
Interest and other income (expense), net:
Interest income	$66,069	$47,340	$28,759
Foreign exchange gains (losses)	(30,705)	(35,716)	(20,130)
Realized gains on fixed income investment	1,673	2,880	3,309
Realized losses on fixed income investment	(725)	(985)	(354)
Other	83	29	22,325
Interest and other income (expense), net	$36,395	$13,548	$33,909
Interest expense	$(74,402)	$(70,442)	$(64,184)
Investment gains (losses), net:
Realized investment gains	$3,279	$4,964	$2,760
Unrealized investment gains	4,274	186	—
Realized investment losses	—	(6,720)	(206)
Unrealized investment losses	—	—	(1,593)
Investment gains (losses), net	$7,553	$(1,570)	$961
Non-operating income (expense), net	$(30,454)	$(58,464)	$(29,314)
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
For fiscal 2017, we have the following reportable segments:

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment results for fiscal 2017, 2016 and 2015 were as follows (dollars in thousands):

	Digital Media	Digital Marketing	Print and Publishing	Total
Fiscal 2017
Revenue	$5,010,579	$2,120,032	$170,894	$7,301,505
Cost of revenue	239,994	763,468	7,029	1,010,491
Gross profit	$4,770,585	$1,356,564	$163,865	$6,291,014
Gross profit as a percentage of revenue	95%	64%	96%	86%
Fiscal 2016
Revenue	$3,941,011	$1,736,585	$176,834	$5,854,430
Cost of revenue	231,074	581,093	7,741	819,908
Gross profit	$3,709,937	$1,155,492	$169,093	$5,034,522
Gross profit as a percentage of revenue	94%	67%	96%	86%
Fiscal 2015
Revenue	$3,095,160	$1,508,858	$191,493	$4,795,511
Cost of revenue	210,587	525,309	8,421	744,317
Gross profit	$2,884,573	$983,549	$183,072	$4,051,194
Gross profit as a percentage of revenue	93%	65%	96%	84%

Effective in the first quarter of fiscal 2018, we plan to move our legacy enterprise offerings—Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform, from our Digital Marketing segment into Print and Publishing, in order to more closely align our Digital Marketing business with the strategic growth opportunity. We will adjust our reportable segments at the beginning of fiscal 2018 to reflect these changes as we enter into the new fiscal year.
The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2017, 2016 and 2015 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2017	2016	2015
Americas:
United States	$3,830,845	$3,087,764	$2,548,024
Other	385,686	312,371	240,020
Total Americas	4,216,531	3,400,135	2,788,044
EMEA	1,985,105	1,619,153	1,336,448
APAC:
Japan	524,254	401,205	347,740
Other	575,615	433,937	323,279
Total APAC	1,099,869	835,142	671,019
Revenue	$7,301,505	$5,854,430	$4,795,511

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment	2017	2016	2015
Americas:
United States	$753,393	$642,823	$621,122
Other	2,797	559	427
Total Americas	756,190	643,382	621,549
EMEA	54,181	48,662	43,943
APAC:
India	109,051	106,322	111,662
Other	17,554	17,898	10,267
Total APAC	126,605	124,220	121,929
Property and equipment, net	$936,976	$816,264	$787,421
 Significant Customers
For fiscal 2017, 2016 and 2015 there were no customers that represented at least 10% of net revenue. As of fiscal year end 2017 and 2016, no single customer was responsible for over 10% of our trade receivables.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2017
(in thousands, except per share data)	Quarter Ended
	March 3	June 2	September 1	December 1
Revenue	$1,681,646	$1,772,190	$1,841,074	$2,006,595
Gross profit	$1,444,309	$1,532,830	$1,578,152	$1,735,723
Income before income taxes	$460,632	$492,618	$541,379	$643,012
Net income	$398,446	$374,390	$419,569	$501,549
Basic net income per share	$0.81	$0.76	$0.85	$1.02
Diluted net income per share	$0.80	$0.75	$0.84	$1.00

	2016
(in thousands, except per share data)	Quarter Ended
	March 4	June 3	September 2	December 2
Revenue	$1,383,335	$1,398,709	$1,463,967	$1,608,419
Gross profit	$1,184,763	$1,196,630	$1,261,266	$1,391,863
Income before income taxes	$292,307	$329,830	$356,301	$456,700
Net income	$254,307	$244,074	$270,788	$399,613
Basic net income per share	$0.51	$0.49	$0.54	$0.81
Diluted net income per share	$0.50	$0.48	$0.54	$0.80
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks with the exception of the first quarter of fiscal 2016 which was comprised of 14 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Adobe Systems Incorporated:

We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 1, 2017 and December 2, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 1, 2017. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of December 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe Systems Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 1, 2017 and December 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 1, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Adobe Systems Incorporated acquired TubeMogul, Inc. (TubeMogul) on December 19, 2016, as discussed in Note 2 to the consolidated financial statements. As discussed in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management excluded from its assessment of the effectiveness of Adobe System Incorporated’s internal control over financial reporting as of December 1, 2017, TubeMogul’s internal control over financial reporting associated with consolidated total assets of approximately 1.8% and consolidated total revenues of approximately 2.5%, included in the consolidated financial statements of Adobe Systems Incorporated and subsidiaries as of and for the year ended December 1, 2017. Our audit of internal control over financial reporting of Adobe Systems Incorporated as of December 1, 2017, also excluded an evaluation of the internal control over financial reporting of TubeMogul.
(signed) KPMG LLP
Santa Clara, California
January 22, 2018

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 1, 2017. Based on their evaluation as of December 1, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 1, 2017. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 1, 2017, our internal control over financial reporting is effective based on these criteria.

We acquired TubeMogul, Inc. (“TubeMogul”) on December 19, 2016, as discussed in Note 2 to the Consolidated Financial Statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment of internal control over financial reporting effectiveness as of December 1, 2017, TubeMogul’s internal control over financial reporting associated with consolidated total assets of approximately 1.8% and consolidated total revenues of approximately 2.5%, included in our Consolidated Financial Statements as of and for the year ended December 1, 2017. We will include TubeMogul in our assessment of the effectiveness of internal control over financial reporting starting fiscal 2018.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b)
On January 22, 2018, Mark Garrett notified Adobe Systems Incorporated (“Adobe”) of his intent to retire as Executive Vice President and Chief Financial Officer of Adobe during 2018.  Mike Dillon also notified Adobe of his intent to retire as Executive Vice President and General Counsel of Adobe during 2018.      To ensure an orderly transition and continuity of operations, both Garrett and Dillon will remain in their current roles with Adobe until their respective successors are in place.

Adobe is conducting an internal and external search to fill both roles and both Garrett and Dillon will be active participants in the search for and transition to their successors.
Item 8.01. Other Events.
On January 22, 2018, we issued a press release announcing updated financial targets for fiscal 2018. A copy of this press release is furnished and attached hereto as Exhibit 99.1.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) is incorporated herein by reference to our 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2018 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2018 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated herein by reference to our 2018 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2018 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe Systems Incorporated and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/17	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2013 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/13	10.2	000-15175

10.3F	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2013 Performance Share Program)*	8-K	1/28/13	10.3	000-15175

10.3G	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

10.3H	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3I	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3J	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3K	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3L	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3P	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3Q	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9	000-52076

10.11	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.12	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.13	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.14	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.15	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.16	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.17	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.18	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.19	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.20	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.21	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.22	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.23A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.23B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.24	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.25	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.26	Description of 2015 Director Compensation*	10-K	1/20/15	10.52	000-15175

10.27	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.28	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.29	Description of 2018 Director Compensation*					X

10.30A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.30B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.30C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.31	Adobe Systems Incorporated 2014 Executive Severance Plan in the Event of a Change of Control*	8-K	12/11/14	10.1	000-15175

10.32	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.33	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.34	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

12.1	Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

99.1	Press release issued on January 22, 2018 entitled “Adobe Updates Q1 and Fiscal Year 2018 Financial Targets” (furnished)					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

By:	/s/ MARK GARRETT
Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: January 22, 2018

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 22, 2018
Shantanu Narayen	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK GARRETT		January 22, 2018
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN MURPHY		January 22, 2018
John Murphy	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ JAMES DALEY		January 22, 2018
James Daley	Director

/s/ AMY BANSE		January 22, 2018
Amy Banse	Director

/s/ EDWARD BARNHOLT		January 22, 2018
Edward Barnholt	Director

Signature	Title	Date

/s/ ROBERT BURGESS		January 22, 2018
Robert Burgess	Director

/s/ FRANK CALDERONI		January 22, 2018
Frank Calderoni	Director

/s/ LAURA DESMOND		January 22, 2018
Laura Desmond	Director

/s/ CHARLES GESCHKE		January 22, 2018
Charles Geschke	Director

/s/ DANIEL ROSENSWEIG		January 22, 2018
Daniel Rosensweig	Director

/s/ JOHN WARNOCK		January 22, 2018
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Adobe
Adobe Connect
Adobe CreativeSync
Adobe Dimension
Adobe Premiere
Adobe Sensei
After Effects
Behance
Creative Cloud
Fotolia
Illustrator
InDesign
Lightroom
LiveCycle
Photoshop
PostScript
Reader
Tubemogul
Typekit

All other trademarks are the property of their respective owners.