Form 10-Q
period 2018-03-02
ADOBE SYSTEMS INC
filed 2018-03-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2018

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of March 23, 2018 was 492,470,335.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 2, 2018	December 1, 2017
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,666,981	$2,306,072
Short-term investments	3,480,989	3,513,702
Trade receivables, net of allowances for doubtful accounts of $9,284 and $9,151, respectively	1,062,690	1,217,968
Prepaid expenses and other current assets	270,154	210,071
Total current assets	7,480,814	7,247,813
Property and equipment, net	991,674	936,976
Goodwill	5,843,899	5,821,561
Purchased and other intangibles, net	353,740	385,658
Deferred income taxes	149,710	—
Other assets	153,648	143,548
Total assets	$14,973,485	$14,535,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$131,090	$113,538
Accrued expenses	911,044	993,773
Income taxes payable	10,591	14,196
Deferred revenue	2,483,744	2,405,950
Total current liabilities	3,536,469	3,527,457
Long-term liabilities:
Debt	1,874,794	1,881,421
Deferred revenue	88,460	88,592
Income taxes payable	690,468	173,088
Deferred income taxes	—	279,941
Other liabilities	149,266	125,188
Total liabilities	6,339,457	6,075,687
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 492,880 and 491,262 shares outstanding, respectively	61	61
Additional paid-in-capital	5,208,588	5,082,195
Retained earnings	9,830,399	9,573,870
Accumulated other comprehensive income (loss)	(109,939)	(111,821)
Treasury stock, at cost (107,954 and 109,572 shares, respectively), net of reissuances	(6,295,081)	(6,084,436)
Total stockholders’ equity	8,634,028	8,459,869
Total liabilities and stockholders’ equity	$14,973,485	$14,535,556
_________________________________________

(*)
The condensed consolidated balance sheet as of December 1, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 2, 2018	March 3, 2017
Revenue:
Subscription	$1,793,358	$1,383,856
Product	171,608	183,385
Services and support	113,981	114,405
Total revenue	2,078,947	1,681,646
Cost of revenue:
Subscription	164,685	141,181
Product	12,877	14,333
Services and support	81,340	81,823
Total cost of revenue	258,902	237,337
Gross profit	1,820,045	1,444,309
Operating expenses:
Research and development	348,769	285,077
Sales and marketing	580,957	520,297
General and administrative	170,440	150,808
Amortization of purchased intangibles	17,146	19,128
Total operating expenses	1,117,312	975,310
Operating income	702,733	468,999
Non-operating income (expense):
Interest and other income (expense), net	16,672	7,206
Interest expense	(19,899)	(18,130)
Investment gains (losses), net	2,996	2,557
Total non-operating income (expense), net	(231)	(8,367)
Income before income taxes	702,502	460,632
Provision for income taxes	119,426	62,186
Net income	$583,076	$398,446
Basic net income per share	$1.18	$0.81
Shares used to compute basic net income per share	492,061	494,612
Diluted net income per share	$1.17	$0.80
Shares used to compute diluted net income per share	499,433	500,861

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 2, 2018	March 3, 2017
	Increase/(Decrease)
Net income	$583,076	$398,446
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(23,150)	1,024
Reclassification adjustment for recognized gains / losses on available-for-sale securities	121	(160)
Net increase (decrease) from available-for-sale securities	(23,029)	864
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(1,336)	6,709
Reclassification adjustment for recognized gains / losses on derivative instruments	(2,139)	(18,184)
Net increase (decrease) from derivatives designated as hedging instruments	(3,475)	(11,475)
Foreign currency translation adjustments	28,386	(1,196)
Other comprehensive income (loss), net of taxes	1,882	(11,807)
Total comprehensive income, net of taxes	$584,958	$386,639

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 2, 2018	March 3, 2017
Cash flows from operating activities:
Net income	$583,076	$398,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	76,522	80,809
Stock-based compensation	130,488	98,310
Deferred income taxes	(431,494)	60,315
Unrealized losses (gains) on investments, net	(929)	(1,021)
Other non-cash items	1,457	115
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	154,398	184,250
Prepaid expenses and other current assets	(64,953)	(10,758)
Trade payables	17,552	32,816
Accrued expenses	(65,470)	(92,105)
Income taxes payable	511,292	(61,639)
Deferred revenue	77,662	40,832
Net cash provided by operating activities	989,601	730,370
Cash flows from investing activities:
Purchases of short-term investments	(332,105)	(476,014)
Maturities of short-term investments	153,885	219,091
Proceeds from sales of short-term investments	186,114	426,243
Acquisitions, net of cash acquired	—	(459,626)
Purchases of property and equipment	(95,142)	(30,903)
Purchases of long-term investments and other assets	(9,391)	(18,218)
Proceeds from sale of long-term investments and other assets	2,877	545
Net cash used for investing activities	(93,762)	(338,882)
Cash flows from financing activities:
Purchases of treasury stock	(300,000)	(200,000)
Proceeds from reissuance of treasury stock	64,384	51,787
Taxes paid related to net share settlement of equity awards	(305,353)	(183,014)
Repayment of capital lease obligations	(304)	(268)
Net cash used for financing activities	(541,273)	(331,495)
Effect of foreign currency exchange rates on cash and cash equivalents	6,343	(2,412)
Net increase in cash and cash equivalents	360,909	57,581
Cash and cash equivalents at beginning of period	2,306,072	1,011,315
Cash and cash equivalents at end of period	$2,666,981	$1,068,896
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$31,107	$27,254
Cash paid for interest	$26,410	$24,888
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$10,348

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 1, 2017 on file with the SEC (our “Annual Report”).
Recently Adopted Accounting Guidance
On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-14, Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. In assessing impairment of goodwill, if it is concluded that it is more likely than not that the carrying amount of a reportable segment exceeds its fair value during the qualitative assessment, a one-step goodwill impairment test will be performed. If it is concluded during the quantitative test that the carrying amount of a reportable segment exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reportable segment. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted.

In the first quarter of 2018, we early adopted ASU 2017-04. We will apply the provisions of this standard during our annual goodwill impairment test which we perform during the second quarter of our fiscal year. We do not expect the standard to have a significant impact to our goodwill impairment test.
Significant Accounting Policies
There have been no other material changes to our significant accounting policies during the three months ended March 2, 2018, as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the full retrospective or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We expect to adopt this updated standard in the first quarter of fiscal 2019 on a modified retrospective basis. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
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
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity's hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 2, 2018, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2. ACQUISITIONS
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. Under the acquisition method of accounting, the total purchase price was allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. The total final purchase price for TubeMogul was $560.8 million of which $348.4 million, was allocated to goodwill that was non-deductible for tax purposes, $113.1 million to identifiable intangible assets and $99.3 million to net assets acquired.
Proforma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of March 2, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$336,972	$—	$—	$336,972
Cash equivalents:
Money market mutual funds	2,322,247	—	—	2,322,247
Time deposits	7,762	—	—	7,762
Total cash equivalents	2,330,009	—	—	2,330,009
Total cash and cash equivalents	2,666,981	—	—	2,666,981
Short-term fixed income securities:
Asset-backed securities	92,067	—	(810)	91,257
Corporate debt securities	2,461,348	797	(29,828)	2,432,317
Foreign government securities	3,852	—	(55)	3,797
Municipal securities	19,249	—	(268)	18,981
U.S. Treasury securities	939,016	7	(4,386)	934,637
Total short-term investments	3,515,532	804	(35,347)	3,480,989
Total cash, cash equivalents and short-term investments	$6,182,513	$804	$(35,347)	$6,147,970

Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$280,488	$—	$—	$280,488
Cash equivalents:
Money market mutual funds	2,006,741	—	—	2,006,741
Time deposits	18,843	—	—	18,843
Total cash equivalents	2,025,584	—	—	2,025,584
Total cash and cash equivalents	2,306,072	—	—	2,306,072
Short-term fixed income securities:
Asset-backed securities	98,403	1	(403)	98,001
Corporate debt securities	2,461,691	2,694	(10,125)	2,454,260
Foreign government securities	2,396	—	(8)	2,388
Municipal securities	21,189	8	(132)	21,065
U.S. Treasury securities	941,538	2	(3,552)	937,988
Total short-term investments	3,525,217	2,705	(14,220)	3,513,702
Total cash, cash equivalents and short-term investments	$5,831,289	$2,705	$(14,220)	$5,819,774

See Note 4 for further information regarding the fair value of our financial instruments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 2, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,811,370	$(22,326)	$1,338,232	$(5,459)
Asset-backed securities	57,439	(495)	64,618	(193)
Municipal securities	18,389	(246)	11,805	(115)
Foreign government securities	3,796	(55)	2,388	(8)
U.S. Treasury securities	592,296	(3,050)	593,296	(2,087)
Total	$2,483,290	$(26,172)	$2,010,339	$(7,862)

There were 1,237 securities and 894 securities in an unrealized loss position for less than twelve months at March 2, 2018 and at December 1, 2017, respectively.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of March 2, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$479,654	$(7,502)	$500,689	$(4,666)
Asset-backed securities	33,818	(315)	32,383	(210)
Municipal securities	592	(22)	598	(17)
U.S. Treasury securities	299,842	(1,336)	338,950	(1,465)
Total	$813,906	$(9,175)	$872,620	$(6,358)
There were 342 securities and 360 securities in an unrealized loss position for more than twelve months at March 2, 2018 and at December 1, 2017, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 2, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,210,398	$1,205,298
Due between one and two years	1,099,330	1,088,663
Due between two and three years	856,020	844,181
Due after three years	349,784	342,847
Total	$3,515,532	$3,480,989
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the three months ended March 2, 2018 and March 3, 2017, we did not consider any of our investments to be other-than-temporarily impaired.
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 2, 2018.
The fair value of our financial assets and liabilities at March 2, 2018 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$2,322,247	$2,322,247	$—	$—
Time deposits	7,762	7,762	—	—
Short-term investments:
Asset-backed securities	91,257	—	91,257	—
Corporate debt securities	2,432,317	—	2,432,317	—
Foreign government securities	3,797	—	3,797	—
Municipal securities	18,981	—	18,981	—
U.S. Treasury securities	934,637	—	934,637	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,302	—	11,302	—
Other assets:
Deferred compensation plan assets	64,667	2,617	62,050	—
Total assets	$5,886,967	$2,332,626	$3,554,341	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,221	$—	$2,221	$—
Other Liabilities:
Interest rate swap derivatives	8,517	—	8,517	—
Total liabilities	$10,738	$—	$10,738	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at December 1, 2017 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$2,006,741	$2,006,741	$—	$—
Time deposits	18,843	18,843	—	—
Short-term investments:
Asset-backed securities	98,001	—	98,001	—
Corporate debt securities	2,454,260	—	2,454,260	—
Foreign government securities	2,388	—	2,388	—
Municipal securities	21,065	—	21,065	—
U.S. Treasury securities	937,988	—	937,988	—
Prepaid expenses and other current assets:
Foreign currency derivatives	14,198	—	14,198	—
Other assets:
Deferred compensation plan assets	56,690	2,573	54,117	—
Total assets	$5,610,174	$2,028,157	$3,582,017	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,598	$—	$1,598	$—
Other liabilities:
Interest rate swap derivatives	1,058	—	1,058	—
Total liabilities	$2,656	$—	$2,656	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost and equity method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost and equity method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 2, 2018 and March 3, 2017, we determined there were no other-than-temporary impairments of our cost and equity method investments.
The fair value of our senior notes was $1.93 billion as of March 2, 2018, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (expense), net in our condensed consolidated statements of income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in interest and other income (expense), net in our condensed consolidated statements of income.
Fair Value Hedging - Hedges of Interest Rate Risk
In fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020. In effect, the interest rate swaps convert the fixed interest rate on these senior notes to a floating interest rate based on LIBOR. Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 13 for further details regarding our debt.
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our condensed consolidated statements of income. The fair value of the interest rate swaps is reflected in other liabilities or other assets in our condensed consolidated balance sheets.
The fair value of derivative instruments on our condensed consolidated balance sheets as of March 2, 2018 and December 1, 2017 were as follows (in thousands):

	2018		2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$9,668	$—	$12,918	$—
Interest rate swap (3)	—	8,517	—	1,058
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,634	2,221	1,280	1,598
Total derivatives	$11,302	$10,738	$14,198	$2,656

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our condensed consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next twelve months.

(3)	Included in other liabilities on our condensed consolidated balance sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three months ended March 2, 2018 and March 3, 2017 was as follows (in thousands):

	2018		2017
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(1,336)	$—	$6,709	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$1,022	$—	$18,309	$—
Net gain (loss) recognized in income(3)	$(10,326)	$—	$(6,037)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(3,661)	$—	$1,088
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 2, 2018 and December 1, 2017 was $5.84 billion and $5.82 billion, respectively. The increase was due to foreign currency translation adjustments during the three months ended March 2, 2018.
Purchased and other intangible assets subject to amortization as of March 2, 2018 and December 1, 2017 were as follows (in thousands):

	2018			2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$194,099	$(90,103)	$103,996	$223,252	$(110,433)	$112,819
Customer contracts and relationships	$549,227	$(345,797)	$203,430	$577,484	$(356,613)	$220,871
Trademarks	35,255	(16,247)	19,008	76,255	(56,094)	20,161
Acquired rights to use technology	65,285	(50,488)	14,797	71,130	(54,223)	16,907
Localization	620	(329)	291	603	(170)	433
Other intangibles	38,019	(25,801)	12,218	38,693	(24,226)	14,467
Total other intangible assets	$688,406	$(438,662)	$249,744	$764,165	$(491,326)	$272,839
Purchased and other intangible assets, net	$882,505	$(528,765)	$353,740	$987,417	$(601,759)	$385,658
Amortization expense related to purchased and other intangible assets was $33.9 million and $38.1 million for the three months ended March 2, 2018 and March 3, 2017, respectively. Of these amounts, $16.7 million and $18.7 million were included in cost of sales for the three months ended March 2, 2018 and March 3, 2017, respectively.
During the three months ended March 2, 2018, certain purchased intangibles associated with our acquisitions of Omniture, Inc. and Day Software Holding AG became fully amortized and were removed from the condensed consolidated balance sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 2, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2018	$27,988	$73,208
2019	34,029	70,156
2020	31,737	39,880
2021	9,125	17,474
2022	1,117	14,467
Thereafter	—	34,559
Total expected amortization expense	$103,996	$249,744
NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of March 2, 2018 and December 1, 2017 consisted of the following (in thousands):

	2018	2017
Accrued compensation and benefits	$349,727	$417,742
Accrued media costs	109,243	134,525
Sales and marketing allowances	50,806	47,389
Accrued corporate marketing	75,642	72,087
Taxes payable	48,236	49,550
Royalties payable	45,482	46,411
Accrued interest expense	6,984	25,594
Other	224,924	200,475
Accrued expenses	$911,044	$993,773
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

NOTE 8.  INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly changes existing U.S. tax law and includes many provisions applicable to us, such as reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income, and adopting a territorial tax system. The Tax Act reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal 2018, our blended U.S. federal statutory tax rate is 22.2%. This is the result of using the tax rate of 35% for the first month of fiscal 2018 and the reduced tax rate of 21% for the remaining eleven months of fiscal 2018. The Tax Act also requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income, in each case reduced by certain foreign tax credits. The Tax Act also includes a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income, and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act will be effective for us beginning December 1, 2018.
The Tax Act is effective in the first quarter of our fiscal 2018. As of March 2, 2018, we have not completed our accounting for the tax effects of the Tax Act. During the quarter, we recorded a provisional tax charge based on reasonable estimates for those tax effects using the current available information and technical guidance on the interpretations of the Tax Act. In order to complete our accounting for the impact of the Tax Act, we continue to obtain, analyze and interpret additional guidance as such guidance

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of certain subsidiaries as well as the amount of foreign taxes paid on such earnings for our fiscal 2018, the final determination of certain net deferred tax assets subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, we do not currently have sufficient information and guidance to determine the impact of certain changes to the taxation of our foreign earnings that will become effective for us in fiscal 2019. The provisional accounting impacts may change in future reporting periods until our accounting analysis is finalized, which will occur no later than one year from the enactment date, as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes as of the date of enactment of the Tax Act resulting in a provisional tax charge of $10 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. The remeasurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates are different from our actual future operating results.
As part of the adoption of a new territorial tax system we recorded a provisional transition tax expense of $118 million on deferred foreign earnings, which is comprised of $86 million for fiscal 2018 plus other ancillary effects recorded in the first fiscal quarter, long term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. To calculate the transition tax, we estimated our deferred foreign income for fiscal 2017 and 2018 because these tax returns are not complete or due. The fiscal 2017 and fiscal 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded. We currently intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act.
Certain international provisions introduced in the Tax Act will be effective for us in fiscal 2019. We need additional information to complete our analysis on whether to adopt an accounting policy to account for the tax effects of these provisions in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to these taxes. Accordingly, we have not recorded any tax with respect to these provisions in the three months ended March 2, 2018. We will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.
NOTE 9.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 2, 2018 and the fiscal year ended December 1, 2017 was as follows (in thousands):

	2018	2017
Beginning outstanding balance	9,304	8,316
Awarded	2,996	5,018
Released	(2,950)	(3,859)
Forfeited	(155)	(766)
Increase due to acquisition	—	595
Ending outstanding balance	9,195	9,304

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at March 2, 2018 and March 3, 2017 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2018
Restricted stock units outstanding	9,195	1.52	$1,928.9
Restricted stock units vested and expected to vest	8,259	1.47	$1,732.6
2017
Restricted stock units outstanding	9,822	1.59	$1,002.3
Restricted stock units vested and expected to vest	8,646	1.53	$882.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 2, 2018 and March 3, 2017 were $209.79 and $120.04, respectively.

Summary of Performance Shares
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee's certification of the level of achievement following the three-year anniversary of each grant date. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
In the first quarter of fiscal 2018, the Executive Compensation Committee approved the 2018 Performance Share Program.
In the first quarter of fiscal 2018, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2015 Performance Share Program. Actual performance resulted in participants achieving 200% of target or approximately 1.0 million shares. The shares granted and achieved under the 2015 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2018, if not forfeited.
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
As of March 2, 2018, the shares awarded under our 2018, 2017 and 2016 Performance Share Programs are yet to be achieved.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our Performance Share Programs for the three months ended March 2, 2018 and the fiscal year ended December 1, 2017 (in thousands):

	2018			2017
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,534		3,068	1,630		3,261
Awarded	837	(1)	628	1,082	(2)	1,040
Achieved	(1,050)		(1,054)	(1,135)		(1,147)
Forfeited	(35)		(70)	(43)		(86)
Ending outstanding balance	1,286		2,572	1,534		3,068
_________________________________________

(1)
Included in the 0.8 million shares awarded during the three months ended March 2, 2018 were 0.5 million shares awarded for the final achievement of the 2015 Performance Share program. The remaining awarded shares were for the 2018 Performance Share Program.

(2)
Included in the 1.1 million shares awarded during the fiscal year ended December 1, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 2, 2018 and March 3, 2017 were as follows:

Three Months
	2018	2017
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	26% - 27%	22% - 25%
Risk free interest rate	1.54% - 1.89%	0.62% - 1.2%

Employees purchased 0.7 million shares at an average price of $91.74 and 0.7 million shares at an average price of $71.72 for the three months ended March 2, 2018 and March 3, 2017, respectively. The intrinsic value of shares purchased during the three months ended March 2, 2018 and March 3, 2017 was $54.3 million and $20.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of March 2, 2018 and December 1, 2017, we had 0.1 million and 0.3 million stock options outstanding, respectively.

Compensation Costs
As of March 2, 2018, there was $1.19 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 2, 2018 and March 3, 2017 were as follows (in thousands):

	2018		2017
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$768	$3,944	$393	$2,161
Cost of revenue—services and support	2,016	2,986	1,723	3,065
Research and development	5,349	54,072	4,032	33,094
Sales and marketing	5,320	38,848	4,388	32,465
General and administrative	1,480	20,742	1,230	18,316
Total	$14,933	$120,592	$11,766	$89,101
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the three months ended March 2, 2018 were as follows (in thousands):

Balance as of December 1, 2017	$9,573,870
Net income	583,076
Reissuance of treasury stock	(326,229)
Adjustments to equity as a result of the Tax Act	(318)
Balance as of March 2, 2018	$9,830,399
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
See Note 8 for more detailed information regarding impacts of the Tax Act.
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of March 2, 2018 were as follows (in thousands):

	December 1, 2017	Increase / Decrease	Reclassification Adjustments		March 2, 2018
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,704	$(1,717)	$(184)		$803
Unrealized losses on available-for-sale securities	(14,220)	(21,433)	305		(35,348)
Total net unrealized gains / losses on available-for-sale securities	(11,516)	(23,150)	121	(1)	(34,545)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(3,367)	(1,336)	(2,139)	(2)	(6,842)
Cumulative foreign currency translation adjustments	(96,938)	28,386	—		(68,552)
Total accumulated other comprehensive income (loss), net of taxes	$(111,821)	$3,900	$(2,018)		$(109,939)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on derivative instruments are classified in revenue.

The following table sets forth the taxes related to each component of other comprehensive income for the three months ended March 2, 2018 and March 3, 2017 (in thousands):

	Three Months
	2018	2017
Available-for-sale securities:
Unrealized gains / losses	$—	$248
Reclassification adjustments	—	(109)
Subtotal available-for-sale securities	—	139
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments(1)	—	—
Reclassification adjustments(1)	(1,526)	(284)
Subtotal derivatives designated as hedging instruments	(1,526)	(284)
Foreign currency translation adjustments	(1,742)	386
Total taxes, other comprehensive income	$(3,268)	$241
_________________________________________

(1)	Taxes related to derivative instruments other than the interest rate lock agreement were zero based on the tax jurisdiction where these derivative instruments were executed.
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
During the three months ended March 2, 2018 and March 3, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $300 million and $200 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 2, 2018, we repurchased approximately 1.6 million shares at an average price of $185.13 through structured repurchase agreements entered into during fiscal 2017 and the three months ended March 2, 2018. During the three months ended March 3, 2017 we repurchased approximately 2.2 million shares at an average price of $107.54 through structured repurchase agreements entered into during fiscal 2016 and the three months ended March 3, 2017.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three months ended March 2, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 2, 2018 were excluded from the computation of earnings per share. As of March 2, 2018, $100.3 million of prepayment remained under this agreement.
Subsequent to March 2, 2018, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $700 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $700 million stock repurchase agreement, $900 million remains under our current authority.
NOTE 11.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 2, 2018 and March 3, 2017 (in thousands, except per share data):

	Three Months
	2018	2017
Net income	$583,076	$398,446
Shares used to compute basic net income per share	492,061	494,612
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	7,191	5,867
Stock options	181	382
Shares used to compute diluted net income per share	499,433	500,861
Basic net income per share	$1.18	$0.81
Diluted net income per share	$1.17	$0.80
NOTE 12.  COMMITMENTS AND CONTINGENCIES
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 2, 2018, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.87 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.93 billion as of March 2, 2018 and excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 2, 2018, we were in compliance with all of the covenants.
In February 2018, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $37.6 million.
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
As of March 2, 2018, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)
 Non-operating income (expense) for the three months ended March 2, 2018 and March 3, 2017 included the following (in thousands):

	Three Months
	2018	2017
Interest and other income (expense), net:
Interest income	$22,630	$14,157
Foreign exchange gains (losses)	(5,889)	(7,131)
Realized gains on fixed income investment	184	294
Realized losses on fixed income investment	(305)	(134)
Other	52	20
Interest and other income (expense), net	$16,672	$7,206
Interest expense	$(19,899)	$(18,130)
Investment gains (losses), net:
Realized investment gains	$3,994	$1,959
Unrealized investment gains	—	598
Unrealized investment losses	(998)	—
Investment gains (losses), net	$2,996	$2,557
Non-operating income (expense), net	$(231)	$(8,367)
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
Effective in fiscal 2018, our business organized into three reportable segments: Digital Media, Digital Experience (formerly Digital Marketing), and Publishing (formerly Print and Publishing). These segments provide our senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities described above, placing our Publishing business in a third segment that contains some of our mature products and solutions.

Additionally, in the first quarter of fiscal 2018, we moved our legacy enterprise offerings—Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform—from our Digital Experience segment into Publishing, in order to more closely align our Digital Experience business with the strategic growth opportunity. Our reportable segments at the beginning of fiscal 2018 reflect these changes below.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Digital Experience—Our Digital Experience segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers.

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms effective the first quarter of fiscal 2018.

Our segment results for the three months ended March 2, 2018 and March 3, 2017 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Three months ended March 2, 2018
Revenue	$1,460,561	$554,107	$64,279	$2,078,947
Cost of revenue	55,469	198,792	4,641	258,902
Gross profit	$1,405,092	$355,315	$59,638	$1,820,045
Gross profit as a percentage of revenue	96%	64%	93%	88%
Three months ended March 3, 2017
Revenue	$1,138,079	$477,272	$66,295	$1,681,646
Cost of revenue	55,052	176,763	5,522	237,337
Gross profit	$1,083,027	$300,509	$60,773	$1,444,309
Gross profit as a percentage of revenue	95%	63%	92%	86%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2017. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2018, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience (formerly Digital Marketing), while continuing to market and license a broad portfolio of products and solutions.
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
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users on account of low cost of entry and delivery of additional features and value to Creative Cloud, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.

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
We are also a market leader with our Adobe Document Cloud offerings built around our Adobe Acrobat family of products, including Adobe Acrobat Reader DC, and a set of integrated cloud-based document services, including Adobe Sign. Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enabling users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC, with a touch-enabled user interface, is offered both through subscription and perpetual licenses.
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in fiscal 2018 are based on currency rates set at the start of fiscal 2018 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Digital Publishing Suite Contract Value + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the first quarter of fiscal 2018 was $5.07 billion, up from $4.77 billion at the end of fiscal 2017. Document Cloud ARR exiting the first quarter of fiscal 2018 was $647 million, up from $614 million at the end of fiscal 2017. Total Digital Media ARR grew to $5.72 billion at the end of the first quarter of fiscal 2018, up from $5.39 billion at the end of fiscal 2017.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2018 was $1.23 billion, up from $942.2 million in the first quarter of fiscal 2017 and representing 30% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2018 was $231.0 million, up from $195.9 million in the first quarter of fiscal 2017 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.46 billion in the first quarter of fiscal 2018, up from $1.14 billion in the first quarter of fiscal 2017 and representing 28% year-over-year growth.
We are a market leader in the fast-growing category addressed by our Digital Experience segment. Our Digital Experience business provides comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, audience management, premium video delivery and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance.

Our hierarchy of solutions in the Digital Experience segment, available in our Adobe Experience Cloud, consists of the following cloud offerings:

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

In addition to chief marketing officers and digital marketers, users of our Adobe Experience Cloud solutions include advertisers, campaign managers, digital marketers, publishers, data analysts, content managers, social marketers and marketing executives. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
We utilize a direct sales force to market and license our Adobe Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Adobe Experience Cloud revenue of $554.1 million in the first quarter of fiscal 2018, which represents 16% year-over-year growth.
In the first quarter of fiscal 2018, in order to more closely align our Digital Experience segment with the strategic growth opportunity, we moved two legacy enterprise offerings, LiveCycle and Connect, from our Digital Experience segment to our Publishing segment.

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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 2, 2018, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2017.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary for the First Quarter of Fiscal 2018

•
Total Digital Media ARR of approximately $5.72 billion as of March 2, 2018 increased by $336 million, or 6%, from $5.39 billion as of December 1, 2017. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud subscription offerings.

•
Creative revenue during the three months ended March 2, 2018 of $1.23 billion increased by $287.3 million, or 30% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $554.1 million during the three months ended March 2, 2018 increased by $76.8 million, or 16%, compared with the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings

•
Our total deferred revenue of $2.57 billion as of March 2, 2018 increased by $77.7 million, or 3%, from $2.49 billion as of December 1, 2017 primarily due to increases in new contracts and the timing of renewals for our Digital Experience hosted service offerings.

•
Cost of revenue of $258.9 million during the three months ended March 2, 2018 increased by $21.6 million, or 9%, compared with the year-ago period primarily due to increases in royalty costs, hosting services and data center costs.

•
Operating expenses of $1.12 billion during the three months ended March 2, 2018 increased by $142.0 million, or 15%, compared with the year-ago period primarily due to increases in costs associated with increased headcount, our incentive compensation program and stock-based compensation expense.

•	Net income of $583.1 million during the three months ended March 2, 2018 increased by $184.6 million, or 46%, compared with the year-ago period primarily due to subscription revenue increases.

•
Net cash flow from operations of $989.6 million during the three months ended March 2, 2018 increased by $259.2 million, or 35%, compared to the three months ended March 3, 2017 primarily due to higher net income.

Revenue for the Three Months Ended March 2, 2018 and March 3, 2017 (dollars in millions)

	Three Months
	2018	2017	% Change
Subscription	$1,793.3	$1,383.8	30%
Percentage of total revenue	86%	82%
Product	171.6	183.4	(6)%
Percentage of total revenue	8%	11%
Services and support	114.0	114.4	*
Percentage of total revenue	6%	7%
Total revenue	$2,078.9	$1,681.6	24%
_________________________________________

(*)	Percentage is less than 1%.

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.

As described in Note 15 of our notes to condensed consolidated financial statements, we have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three months ended March 2, 2018 and March 3, 2017 is as follows (dollars in millions):

	Three Months
	2018	2017	% Change
Digital Media	$1,334.6	$1,006.9	33%
Digital Experience	430.9	352.9	22%
Publishing	27.8	24.0	16%
Total subscription revenue	$1,793.3	$1,383.8	30%

Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise products and the sale of our hosted Adobe Experience Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.

Segment Information (dollars in millions)

	Three Months
	2018	2017	% Change
Digital Media	$1,460.5	$1,138.1	28%
Percentage of total revenue	70%	68%
Digital Experience	554.1	477.3	16%
Percentage of total revenue	27%	28%
Publishing	64.3	66.2	(3)%
Percentage of total revenue	3%	4%
Total revenue	$2,078.9	$1,681.6	24%

Digital Media

Revenue from Digital Media increased $322.4 million during the three months ended March 2, 2018, as compared to the three months ended March 3, 2017 primarily driven by increases in revenue associated with our Creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017. The increase was primarily due to an increase in subscription revenue associated with our Creative Cloud offerings driven by increases in individual, team and enterprise subscriptions.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three months ended March 2, 2018 as compared to the year ago period primarily due to increases in Document Cloud subscriptions revenue and Acrobat perpetual revenue.

Digital Experience

Revenue from Digital Experience increased $76.8 million during the three months ended March 2, 2018, as compared to the three months ended March 3, 2017 primarily due to an increase in subscription revenue associated with our Marketing Cloud offerings largely due to continued adoption of our AEM offerings and an increase in revenue associated with Adobe Campaign. To a lesser extent, increases in revenue associated with our Analytics Cloud and Advertising Cloud offerings also contributed to the increase in Digital Experience revenue.

Geographical Information (dollars in millions)

	Three Months
	2018	2017	% Change
Americas	$1,170.7	$975.8	20%
Percentage of total revenue	56%	58%
EMEA	587.2	459.1	28%
Percentage of total revenue	28%	27%
APAC	321.0	246.7	30%
Percentage of total revenue	16%	15%
Total revenue	$2,078.9	$1,681.6	24%

Overall revenue during the three months ended March 2, 2018 increased in all geographic regions as compared to the three months ended March 3, 2017 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Foreign currency impacts to revenue for the three months ended March 2, 2018 are shown below.

(in millions)	Three Months
Revenue impact:	Increase/ (Decrease)
Euro	$26.5
British Pound	4.3
Japanese Yen	(0.6)
Other currencies	5.4
Total revenue impact	35.6
Hedging impact:
Japanese Yen	1.0
Total impact	$36.6
During the three months ended March 2, 2018, the relative weakness of the U.S. Dollar caused revenue in EMEA and other currencies measured in U.S. Dollar equivalents to increase as compared to the year-ago period.
Cost of Revenue for the Three Months Ended March 2, 2018 and March 3, 2017 (dollars in millions)

	Three Months
	2018	2017	% Change
Subscription	$164.7	$141.2	17%
Percentage of total revenue	8%	8%
Product	12.9	14.3	(10)%
Percentage of total revenue	1%	1%
Services and support	81.3	81.8	(1)%
Percentage of total revenue	4%	5%
Total cost of revenue	$258.9	$237.3	9%
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

Cost of subscription revenue increased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 due to the following:

% Change 2018-2017 QTD
Hosting services and data center costs	5
Royalty costs	5
Media costs	4
Incentive compensation, cash and stock based	4
Base compensation and related benefits associated with headcount	1
Various individually insignificant items	(2)
Total change	17%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 primarily due to decreases in royalty costs.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue decreased slightly during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 due to decreases in professional and consulting fees.

Operating Expenses for the Three Months Ended March 2, 2018 and March 3, 2017 (dollars in millions)

	Three Months
	2018	2017	% Change
Research and development	$348.8	$285.1	22%
Percentage of total revenue	17%	17%
Sales and marketing	581.0	520.3	12%
Percentage of total revenue	28%	31%
General and administrative	170.4	150.8	13%
Percentage of total revenue	8%	9%
Amortization of purchased intangibles	17.1	19.1	(10)%
Percentage of total revenue	1%	1%
Total operating expenses	$1,117.3	$975.3	15%

Research and Development, Sales and Marketing, and General and Administrative Expenses
The increases in research and development, sales and marketing and general and administrative expenses during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 were primarily due to increases in base compensation costs and related benefits driven by headcount, accruals for our incentive compensation program and stock-based compensation expense.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 due to the following:

% Change 2018-2017 QTD
Incentive compensation, cash and stock based	15%
Base compensation and related benefits associated with headcount	8
Seminars and events	(4)
Professional and consulting fees	2
Various individually insignificant items	1
Total change	22%
The decrease in seminars and events during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2017 that did not occur during the first quarter of fiscal 2018.

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
Sales and marketing expense as a percentage of revenue during the three months ended March 2, 2018 decreased year over year primarily due to our revenue growing at a faster pace compared with the increase in sales and marketing expenses.

Sales and marketing expenses increased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 due to the following:

% Change 2018-2017 QTD
Incentive compensation, cash and stock based	5%
Base compensation and related benefits associated with headcount	4
Various individually insignificant items	3
Total change	12%

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

General and administrative expenses increased during the three months ended March 2, 2018 as compared to the three months ended March 3, 2017 due to the following:

% Change 2018-2017 QTD
Incentive compensation, cash and stock based	4%
Professional and consulting fees	3
Charitable contributions	2
Events	2
Depreciation	2
Total change	13%

The increase in charitable contributions during three months ended March 2, 2018 as compared to the three months ended March 3, 2017 was primarily due to the timing of planned contributions to the Adobe Foundation.

Non-Operating Income (Expense), Net for the Three Months Ended March 2, 2018 and March 3, 2017 (dollars in millions)

	Three Months
	2018	2017	% Change
Interest and other income (expense), net	$16.7	$7.2	**
Percentage of total revenue	1%	*
Interest expense	(19.9)	(18.1)	10%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	3.0	2.5	20%
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(0.2)	$(8.4)	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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

Provision for Income Taxes for the Three Months Ended March 2, 2018 and March 3, 2017 (dollars in millions)

	Three Months
	2018	2017	% Change
Provision	$119.4	$62.2	92%
Percentage of total revenue	6%	4%
Effective tax rate	17%	14%
Our effective tax rate increased by three percentage points for the three months ended March 2, 2018 as compared to the three months ended March 3, 2017. The increase was primarily due to accounting for the effects of the Tax Act enacted on December 22, 2017.
The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory corporate tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 22.2%, which will be reduced to 21% in fiscal 2019 and thereafter.
We have made provisional estimates of the accounting impacts of certain provisions of the Tax Act. We continue to obtain, analyze and interpret additional guidance issued and will revise our estimates as additional information becomes available. The provisional accounting impacts may change in future reporting periods until the accounting is finalized, which will occur no later than one year from the enactment date.
As part of the adoption of a new territorial tax system applicable to foreign earnings, the Tax Act requires the Company to pay a one-time tax (“transition tax”) on previously untaxed earnings and profits of our foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. We recorded a provisional transition tax expense of $118 million on these earnings, which is comprised of $86 million for fiscal year 2018 plus other ancillary effects recorded in the first fiscal quarter, long term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. When we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax.
See Note 8 for further information regarding the provision for income taxes and impacts related to the Tax Act on our financial statements.

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $156.7 million and $152.2 million for the three months ended March 2, 2018 and March 3, 2017, respectively. If $110.6 million and $126.4 million were recognized, these would affect our effective tax rates for the three months ended March 2, 2018 and March 3, 2017, respectively, which were net of the estimated $46.1 million and $25.8 million federal benefit related to taking deductions on certain payments for the respective periods.

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $20.0 million and $17.2 million for the three months ended March 2, 2018 and March 3, 2017, respectively. These amounts were included in non-current income taxes payable in their respective years.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $35.0 million.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 2, 2018	December 1, 2017
Cash and cash equivalents	$2,667.0	$2,306.1
Short-term investments	$3,481.0	$3,513.7
Working capital	$3,944.3	$3,720.4
Stockholders’ equity	$8,634.0	$8,459.9
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 2, 2018	March 3, 2017
Net cash provided by operating activities	$989.6	$730.4
Net cash used for investing activities	(93.7)	(338.9)
Net cash used for financing activities	(541.3)	(331.5)
Effect of foreign currency exchange rates on cash and cash equivalents	6.3	(2.4)
Net increase in cash and cash equivalents	$360.9	$57.6

Our primary source of cash is receipts from revenue. Other sources of cash are proceeds from participation in the employee stock purchase plan. The primary uses of cash are our stock repurchase program as described below, payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other uses of cash include business acquisitions and purchases of property and equipment.
Cash Flows from Operating Activities
Net cash provided by operating activities of $989.6 million for the three months ended March 2, 2018 was primarily comprised of net income plus the net effect of non-cash items, including an adjustment to the deferred taxes related to the Tax Act. The primary working capital sources of cash were net income coupled with an increase in taxes payable, decrease in accounts receivable, and an increase in deferred revenue. The increase in income taxes payable was primarily driven by the provisional transition tax liability recorded pursuant to the Tax Act. The decrease in accounts receivable was primarily driven by improved revenue linearity. The increase in deferred revenue was primarily due to increases in Digital Experience hosted services. The primary working capital uses of cash were due to increases in prepaid expenses and decreases in accrued expenses. The increase in prepaid expense was primarily due to an increase in prepaid payroll and employee benefits. The decrease in accrued expenses was primarily driven by payments made pursuant to our incentive compensation program.

Cash Flows from Investing Activities
Net cash used for investing activities of $93.7 million for the three months ended March 2, 2018 was primarily due to purchases of short-term investments and property and equipment. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $541.3 million for the three months ended March 2, 2018 was primarily due to payments for taxes related to net share settlement of equity awards and our treasury stock repurchases, offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
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

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2018 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. As a result of the Tax Act enacted on December 22, 2017, all historical undistributed foreign subsidiary earnings were subject to a mandatory one-time transition tax which resulted in a provisional tax liability of $533 million reflected as long term income taxes payable and state taxes of $3 million. Under the Tax Act, the transition tax is payable over eight years beginning in fiscal 2019, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. When we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continue to evaluate the impact of the Tax Act and the future cash needs of our global operations to determine the amount of foreign earnings that is not necessary to be permanently reinvested in our foreign subsidiaries.

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
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of March 2, 2018, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of March 2, 2018, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Our short-term investment portfolio is primarily invested in corporate debt securities, U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

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
During the three months ended March 2, 2018 and March 3, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $300 million and $200 million, respectively.We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 2, 2018, we repurchased approximately 1.6 million shares at an average price of $185.13 through structured repurchase agreements entered into during fiscal 2017 and the three months ended March 2, 2018. During the three months ended March 3, 2017 we repurchased approximately 2.2 million shares at an average price of $107.54 through structured repurchase agreements entered into during fiscal 2016 and the three months ended March 3, 2017.

For the three months ended March 2, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 2, 2018 were excluded from the computation of earnings per share. As of March 2, 2018, $100.3 million of prepayment remained under this agreement.
Subsequent to March 2, 2018, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $700 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $700 million stock repurchase agreement, $900 million remains under our current authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of March 2, 2018 consist of obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the three months ended March 2, 2018. See Notes 12 and 13 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At March 2, 2018, our maximum commitment for interest payments was $313.0 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of March 2, 2018, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the three months ended March 2, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2017.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 2, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 2, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 12 for information regarding our legal proceedings.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I. Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 1, 2017.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Tax Act, enacted into law on December 22, 2017, changes existing U.S. tax law applicable to us and includes adoption of a territorial tax system requiring us to incur a transition tax on previously untaxed earnings and profits of our foreign subsidiaries. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax.

Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.

In addition, in the United States, the European Commission, countries in the European Union and other countries where we do business, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries and other governmental bodies have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.

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
Our cash equivalent and short-term investment portfolio as of March 2, 2018 consisted of corporate debt securities, foreign government securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 2, 2018, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 2, 2018. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in thousands, except average price per share)
Beginning repurchase authority				$2,001,500
December 2, 2017—December 29, 2017
Shares repurchased	569,435	$178.25	569,435	$(101,500)
December 30, 2017—January 26, 2018
Shares repurchased	548,249	$182.40	548,249	$(100,000)	(2)
January 27, 2018—March 2, 2018
Shares repurchased	509,484	$195.77	509,484	$(99,741)	(2)
Total	1,627,168		1,627,168	$1,700,259
_________________________________________

(1)	In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.

(2)
In December 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. As of March 2, 2018, approximately $100.3 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe Systems Incorporated and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/17	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3E	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3F	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3G	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3H	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3I	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3J	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3K	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3L	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3M	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3N	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3O	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3P	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3Q	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3R	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms***	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2008 Equity Incentive Plan and related forms***	10-K	2/27/09	10.10	000-52076

10.11	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.12	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.13	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.14	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.15	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.16	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.17	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.18	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.19	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.20	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.21	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.22A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.22B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.23	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.24	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.25	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.26	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.27	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.28A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.28B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.28C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.31	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.32	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.33	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.34	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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

Date: March 28, 2018

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
LiveCycle
Reader
TubeMogul

All other trademarks are the property of their respective owners.