Form 10-Q
period 2018-06-01
ADOBE SYSTEMS INC
filed 2018-06-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2018

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of June 22, 2018 was 489,662,656.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 1, 2018	December 1, 2017
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,987,986	$2,306,072
Short-term investments	3,346,078	3,513,702
Trade receivables, net of allowances for doubtful accounts of $9,869 and $9,151, respectively	1,074,877	1,217,968
Prepaid expenses and other current assets	332,503	210,071
Total current assets	7,741,444	7,247,813
Property and equipment, net	993,486	936,976
Goodwill	5,823,792	5,821,561
Purchased and other intangibles, net	320,478	385,658
Deferred income taxes	117,970	—
Other assets	166,234	143,548
Total assets	$15,163,404	$14,535,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$117,194	$113,538
Accrued expenses	1,030,367	993,773
Income taxes payable	37,933	14,196
Deferred revenue	2,543,462	2,405,950
Total current liabilities	3,728,956	3,527,457
Long-term liabilities:
Debt	1,874,057	1,881,421
Deferred revenue	90,805	88,592
Income taxes payable	611,509	173,088
Deferred income taxes	—	279,941
Other liabilities	152,494	125,188
Total liabilities	6,457,821	6,075,687
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 490,435 and 491,262 shares outstanding, respectively	61	61
Additional paid-in-capital	5,354,175	5,082,195
Retained earnings	10,471,066	9,573,870
Accumulated other comprehensive income (loss)	(129,230)	(111,821)
Treasury stock, at cost (110,399 and 109,572 shares, respectively), net of reissuances	(6,990,489)	(6,084,436)
Total stockholders’ equity	8,705,583	8,459,869
Total liabilities and stockholders’ equity	$15,163,404	$14,535,556
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

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2018	June 2, 2017	June 1, 2018	June 2, 2017
Revenue:
Subscription	$1,923,131	$1,483,690	$3,716,489	$2,867,546
Product	150,993	171,545	322,601	354,930
Services and support	121,236	116,955	235,217	231,360
Total revenue	2,195,360	1,772,190	4,274,307	3,453,836
Cost of revenue:
Subscription	186,355	142,734	351,040	283,915
Product	10,779	15,488	23,656	29,821
Services and support	84,210	81,138	165,550	162,961
Total cost of revenue	281,344	239,360	540,246	476,697
Gross profit	1,914,016	1,532,830	3,734,061	2,977,139
Operating expenses:
Research and development	374,128	299,401	722,897	584,478
Sales and marketing	646,215	553,098	1,227,172	1,073,395
General and administrative	178,040	156,929	348,480	307,737
Amortization of purchased intangibles	17,149	19,320	34,295	38,448
Total operating expenses	1,215,532	1,028,748	2,332,844	2,004,058
Operating income	698,484	504,082	1,401,217	973,081
Non-operating income (expense):
Interest and other income (expense), net	11,599	5,154	28,271	12,360
Interest expense	(20,363)	(18,347)	(40,262)	(36,477)
Investment gains (losses), net	1,079	1,729	4,075	4,286
Total non-operating income (expense), net	(7,685)	(11,464)	(7,916)	(19,831)
Income before income taxes	690,799	492,618	1,393,301	953,250
Provision for income taxes	27,632	118,228	147,058	180,414
Net income	$663,167	$374,390	$1,246,243	$772,836
Basic net income per share	$1.35	$0.76	$2.53	$1.56
Shares used to compute basic net income per share	491,914	494,371	491,993	494,492
Diluted net income per share	$1.33	$0.75	$2.50	$1.54
Shares used to compute diluted net income per share	498,252	500,351	499,166	501,032

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2018	June 2, 2017	June 1, 2018	June 2, 2017
	Increase/(Decrease)		Increase/(Decrease)
Net income	$663,167	$374,390	$1,246,243	$772,836
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(1,721)	8,665	(24,869)	9,690
Reclassification adjustment for recognized gains / losses on available-for-sale securities	75	(246)	197	(406)
Net increase (decrease) from available-for-sale securities	(1,646)	8,419	(24,672)	9,284
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	31,104	(4,579)	29,767	2,130
Reclassification adjustment for recognized gains / losses on derivative instruments	(37)	(13,065)	(2,177)	(31,249)
Net increase (decrease) from derivatives designated as hedging instruments	31,067	(17,644)	27,590	(29,119)
Foreign currency translation adjustments	(48,713)	47,881	(20,327)	46,685
Other comprehensive income (loss), net of taxes	(19,292)	38,656	(17,409)	26,850
Total comprehensive income, net of taxes	$643,875	$413,046	$1,228,834	$799,686

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 1, 2018	June 2, 2017
Cash flows from operating activities:
Net income	$1,246,243	$772,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	152,882	162,444
Stock-based compensation	274,810	214,359
Deferred income taxes	(400,069)	52,275
Unrealized losses (gains) on investments, net	(1,502)	(2,600)
Other non-cash items	3,623	1,481
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	140,681	132,275
Prepaid expenses and other current assets	(106,612)	14,765
Trade payables	3,656	(80,819)
Accrued expenses	52,627	12,728
Income taxes payable	459,943	39,875
Deferred revenue	139,725	55,578
Net cash provided by operating activities	1,966,007	1,375,197
Cash flows from investing activities:
Purchases of short-term investments	(412,746)	(1,013,823)
Maturities of short-term investments	352,078	409,830
Proceeds from sales of short-term investments	200,458	743,234
Acquisitions, net of cash acquired	(14,614)	(459,626)
Purchases of property and equipment	(140,458)	(86,200)
Purchases of long-term investments and other assets	(13,698)	(20,608)
Proceeds from sale of long-term investments and other assets	2,897	764
Net cash used for investing activities	(26,083)	(426,429)
Cash flows from financing activities:
Purchases of treasury stock	(1,000,000)	(500,000)
Proceeds from reissuance of treasury stock	64,682	52,830
Taxes paid related to net share settlement of equity awards	(322,505)	(197,845)
Repayment of capital lease obligations	(815)	(912)
Net cash used for financing activities	(1,258,638)	(645,927)
Effect of foreign currency exchange rates on cash and cash equivalents	628	2,794
Net increase in cash and cash equivalents	681,914	305,635
Cash and cash equivalents at beginning of period	2,306,072	1,011,315
Cash and cash equivalents at end of period	$2,987,986	$1,316,950
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$73,508	$48,670
Cash paid for interest	$37,503	$33,958
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$80,439
Issuance of common stock and stock awards assumed in business acquisitions	$—	$10,348

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
Recently Adopted Accounting Guidance
On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. In assessing impairment of goodwill, if it is concluded that it is more likely than not that the carrying amount of a reportable segment exceeds its fair value during the qualitative assessment, a one-step goodwill impairment test will be performed. If it is concluded during the quantitative test that the carrying amount of a reportable segment exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reportable segment. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted.

In the first quarter of 2018, we early adopted ASU 2017-04. The standard did not have an impact to our qualitative assessment for goodwill impairment that we performed in the second quarter of fiscal 2018.
Significant Accounting Policies
There have been no other material changes to our significant accounting policies during the six months ended June 1, 2018, as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the full retrospective or modified retrospective transition method. The updated standard is effective for us in the first quarter of fiscal 2019. We expect to adopt this updated standard in the first quarter of fiscal 2019 on a modified retrospective basis. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
While we are continuing to assess all potential impacts of the new standard, we believe there should not be a material change to the amount of consolidated revenues on an annual basis.
We expect revenue related to our cloud offerings, including Creative Cloud and Document Cloud for business enterprises, individuals and teams, to remain substantially unchanged. When sold with cloud-enabled services, Creative Cloud and Document Cloud require a significant level of integration and interdependency with software and the individual components are not considered distinct. Revenue for these offerings will continue to be recognized over the period in which the cloud services are provided.
We believe the most significant impact relates to our accounting for arrangements that include on-premise term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

licenses and potential classification as “product” instead of “subscription” revenue on the income statement. We offer on-premise term-based software licenses bundled with maintenance and support as a deployment model for certain offerings within our Digital Experience, Digital Media, and Publishing business units. We do not expect these arrangements to have a material impact to revenue reported in annual reporting periods subsequent to adoption, however they may result in a material balance sheet impact on the date of adoption due to the application of the modified retrospective transition method. This method requires that we account for all contracts or only those contracts that are not completed contracts at the date of initial adoption, using the modified retrospective approach and not restating prior financial periods. We will record a cumulative effect of initially applying the provisions of the new standard as an adjustment to increase the opening retained earnings balance and reduce the opening deferred revenue balance.
Other expected impacts to our policies and disclosures include: earlier recognition of revenue for certain contracts due to the elimination of contingent revenue limitations, the requirement to estimate variable consideration for certain arrangements, increased allocation of revenue to and from professional services and other offerings, and changes to our financial statement disclosures such as remaining performance obligations.
Under current GAAP, we expense costs related to the acquisition of revenue-generating contracts as incurred. Under the new standard, we will be required to capitalize certain costs incremental to contract acquisition and amortize them over the expected period of benefit. There may be a material balance sheet impact at the period of adoption to capitalize costs of obtaining the contract as an asset, with a corresponding adjustment to opening retained earnings at the date of initial adoption. Additionally, we may have to record related deferred income taxes. We continue to evaluate the magnitude of the impact and the period over which these capitalized costs will be amortized.
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 1, 2018, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2. ACQUISITIONS
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. Under the acquisition method of accounting, the total purchase price was allocated to TubeMogul’s net tangible and intangible assets based upon their estimated fair values as of December 19, 2016. The total final purchase price for TubeMogul was $560.8

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million of which $348.4 million, was allocated to goodwill that was non-deductible for tax purposes, $113.1 million to identifiable intangible assets and $99.3 million to net assets acquired.
Proforma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material.
Subsequent to June 1, 2018, we completed our acquisition of Magento Commerce (“Magento”), a privately-held commerce platform company, for approximately $1.68 billion in cash consideration, as well as the assumption of certain employee equity awards. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements. Magento will be integrated into our Digital Experience reportable segment for financial reporting purposes in the third quarter of fiscal 2018.
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
Cash, cash equivalents and short-term investments consisted of the following as of June 1, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$345,475	$—	$—	$345,475
Cash equivalents:
Corporate bonds and commercial paper	21,294	3	(1)	21,296
Money market mutual funds	2,590,037	—	—	2,590,037
Time deposits	31,178	—	—	31,178
Total cash equivalents	2,642,509	3	(1)	2,642,511
Total cash and cash equivalents	2,987,984	3	(1)	2,987,986
Short-term fixed income securities:
Asset-backed securities	84,710	—	(823)	83,887
Corporate debt securities	2,451,735	647	(32,110)	2,420,272
Foreign government securities	3,852	—	(65)	3,787
Municipal securities	19,236	—	(303)	18,933
U.S. Treasury securities	822,735	—	(3,536)	819,199
Total short-term investments	3,382,268	647	(36,837)	3,346,078
Total cash, cash equivalents and short-term investments	$6,370,252	$650	$(36,838)	$6,334,064

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of June 1, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,806,212	$(25,141)	$1,338,232	$(5,459)
Asset-backed securities	50,375	(525)	64,618	(193)
Municipal securities	17,987	(279)	11,805	(115)
Foreign government securities	3,787	(65)	2,388	(8)
U.S. Treasury securities	516,896	(2,231)	593,296	(2,087)
Total	$2,395,257	$(28,241)	$2,010,339	$(7,862)

There were 1,210 securities and 894 securities in an unrealized loss position for less than twelve months at June 1, 2018 and at December 1, 2017, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of June 1, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$461,358	$(6,970)	$500,689	$(4,666)
Asset-backed securities	33,512	(298)	32,383	(210)
Municipal securities	945	(24)	598	(17)
U.S. Treasury securities	302,303	(1,305)	338,950	(1,465)
Total	$798,118	$(8,597)	$872,620	$(6,358)
There were 331 securities and 360 securities in an unrealized loss position for more than twelve months at June 1, 2018 and at December 1, 2017, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 1, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,602,117	$1,594,991
Due between one and two years	799,230	789,530
Due between two and three years	762,818	748,883
Due after three years	218,103	212,674
Total	$3,382,268	$3,346,078
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the six months ended June 1, 2018 and June 2, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended June 1, 2018.
The fair value of our financial assets and liabilities at June 1, 2018 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate bonds and commercial paper	$21,296	$—	$21,296	$—
Money market mutual funds	2,590,037	2,590,037	—	—
Time deposits	31,178	31,178	—	—
Short-term investments:
Asset-backed securities	83,887	—	83,887	—
Corporate debt securities	2,420,272	—	2,420,272	—
Foreign government securities	3,787	—	3,787	—
Municipal securities	18,933	—	18,933	—
U.S. Treasury securities	819,199	—	819,199	—
Prepaid expenses and other current assets:
Foreign currency derivatives	40,081	—	40,081	—
Other assets:
Deferred compensation plan assets	67,487	3,376	64,111	—
Total assets	$6,096,157	$2,624,591	$3,471,566	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,280	$—	$1,280	$—
Other Liabilities:
Interest rate swap derivatives	10,076	—	10,076	—
Total liabilities	$11,356	$—	$11,356	$—

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost and equity method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost and equity method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and six months ended June 1, 2018 and June 2, 2017, we determined there were no other-than-temporary impairments of our cost and equity method investments.
The fair value of our senior notes was $1.91 billion as of June 1, 2018, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
The fair value of derivative instruments on our condensed consolidated balance sheets as of June 1, 2018 and December 1, 2017 were as follows (in thousands):

	2018		2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$38,918	$—	$12,918	$—
Interest rate swap (3)	—	10,076	—	1,058
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,163	1,280	1,280	1,598
Total derivatives	$40,081	$11,356	$14,198	$2,656

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our condensed consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next twelve months.

(3)	Included in other liabilities on our condensed consolidated balance sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three and six months ended June 1, 2018 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$31,104	$—	$29,767	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$337	$—	$1,359	$—
Net gain (loss) recognized in income(3)	$(12,084)	$—	$(22,410)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,784	$—	$(877)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of June 1, 2018 and December 1, 2017 was $5.82 billion for both periods. During the six months ended June 1, 2018, decreases due to foreign currency translation adjustments were offset by the increase from an immaterial acquisition. During the second quarter of fiscal 2018, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of June 1, 2018 and December 1, 2017 were as follows (in thousands):

	2018			2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$184,025	$(88,062)	$95,963	$223,252	$(110,433)	$112,819
Customer contracts and relationships	$546,138	$(363,256)	$182,882	$577,484	$(356,613)	$220,871
Trademarks	35,255	(17,399)	17,856	76,255	(56,094)	20,161
Acquired rights to use technology	61,916	(48,354)	13,562	71,130	(54,223)	16,907
Localization	645	(503)	142	603	(170)	433
Other intangibles	36,980	(26,907)	10,073	38,693	(24,226)	14,467
Total other intangible assets	$680,934	$(456,419)	$224,515	$764,165	$(491,326)	$272,839
Purchased and other intangible assets, net	$864,959	$(544,481)	$320,478	$987,417	$(601,759)	$385,658
Amortization expense related to purchased and other intangible assets was $34.6 million and $68.5 million for the three and six months ended June 1, 2018, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $39.1 million and $77.2 million for the three and six months ended June 2, 2017, respectively. Of these amounts, $17.4 million and $34.0 million were included in cost of sales for the three and six months ended June 1, 2018, respectively, and $19.5 million and $38.2 million the three and six months ended June 2, 2017, respectively.
During the six months ended June 1, 2018, certain purchased intangibles associated with our acquisitions of Omniture, Inc. and Day Software Holding AG became fully amortized and were removed from the condensed consolidated balance sheets.
As of June 1, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2018	$18,729	$48,720
2019	34,173	70,402
2020	31,880	39,866
2021	9,391	17,218
2022	1,622	14,151
Thereafter	168	34,158
Total expected amortization expense	$95,963	$224,515

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of June 1, 2018 and December 1, 2017 consisted of the following (in thousands):

	2018	2017
Accrued compensation and benefits	$432,871	$417,742
Accrued media costs	113,314	134,525
Sales and marketing allowances	37,621	47,389
Accrued corporate marketing	76,412	72,087
Taxes payable	46,350	49,550
Royalties payable	42,052	46,411
Accrued interest expense	25,596	25,594
Other	256,151	200,475
Accrued expenses	$1,030,367	$993,773
Accrued media costs primarily relate to our advertising platform offerings which are part of the Advertising Cloud. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

NOTE 8.  INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly changes existing U.S. tax law and includes many provisions applicable to us, such as reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income, and adopting a territorial tax system. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal 2018, our blended U.S. federal statutory tax rate is 22.2%. This is the result of using the tax rate of 35% for the first month of fiscal 2018 and the reduced tax rate of 21% for the remaining eleven months of fiscal 2018. The Tax Act also required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income, in each case reduced by certain foreign tax credits. The Tax Act also includes a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income, and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act will be effective for us beginning December 1, 2018.
The Tax Act was effective in the first quarter of our fiscal 2018. As of June 1, 2018, we have not completed our accounting for the tax effects of the Tax Act. During the quarter, we recorded an adjustment to the provisional tax charge based on reasonable estimates for those tax effects using the current available information and technical guidance on the interpretations of the Tax Act. In order to complete our accounting for the impact of the Tax Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of certain subsidiaries as well as the amount of foreign taxes paid on such earnings for our fiscal 2018, the final determination of certain net deferred tax assets subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, we do not currently have sufficient information and guidance to determine the impact of certain changes to the taxation of our foreign earnings that will become effective for us in fiscal 2019. The provisional accounting impacts may change in future reporting periods until our accounting analysis is finalized, which will occur no later than one year from the enactment date, as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes as of the date of enactment of the Tax Act and recorded a provisional tax charge of $10 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods. We have not completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. The remeasurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates are different from our actual future operating results.
As part of the adoption of a new territorial tax system we recorded a provisional transition tax expense of $118 million on deferred foreign earnings, which was comprised of $86 million for fiscal 2018 plus other ancillary effects recorded in the first fiscal quarter, long-term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. As a result of a change to our corporate tax structure that provided us the ability to deduct more expenses against our earnings in the U.S., we updated our Tax Act calculation during the three months ended June 1, 2018. This included an additional provisional transition tax expense of $28 million on deferred foreign earnings, a decrease of deferred tax assets by $72 million which also included utilization of credits that we estimate will be available to reduce the transition tax, and a reduction of long-term income tax payable by $44 million. To calculate the transition tax, we estimated our deferred foreign income for fiscal 2017 and 2018 because these tax returns are not complete or due. The fiscal 2017 and fiscal 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, we reclassified $39 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019.
Certain international provisions introduced in the Tax Act will be effective for us in fiscal 2019. We need additional information to complete our analysis on whether to adopt an accounting policy to account for the tax effects of these provisions in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to these taxes. Accordingly, we have not recorded any tax with respect to these provisions in the six months ended June 1, 2018. We will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.
NOTE 9.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the six months ended June 1, 2018 and the fiscal year ended December 1, 2017 was as follows (in thousands):

	2018	2017
Beginning outstanding balance	9,304	8,316
Awarded	3,324	5,018
Released	(3,206)	(3,859)
Forfeited	(376)	(766)
Increase due to acquisition	—	595
Ending outstanding balance	9,046	9,304

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at June 1, 2018 and June 2, 2017 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2018
Restricted stock units outstanding	9,046	1.36	$2,273.3
Restricted stock units vested and expected to vest	8,224	1.30	$2,066.9
2017
Restricted stock units outstanding	9,655	1.42	$1,385.4
Restricted stock units vested and expected to vest	8,741	1.36	$1,254.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 1, 2018 and June 2, 2017 were $251.31 and $143.48, respectively.

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
As of June 1, 2018, the shares awarded under our 2018, 2017 and 2016 Performance Share Programs are yet to be achieved.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our Performance Share Programs for the six months ended June 1, 2018 and the fiscal year ended December 1, 2017 (in thousands):

	2018			2017
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,534		3,068	1,630		3,261
Awarded	837	(1)	628	1,082	(2)	1,040
Achieved	(1,050)		(1,054)	(1,135)		(1,147)
Forfeited	(120)		(240)	(43)		(86)
Ending outstanding balance	1,201		2,402	1,534		3,068
_________________________________________

(1)
Included in the 0.8 million shares awarded during the six months ended June 1, 2018 were 0.5 million shares awarded for the final achievement of the 2015 Performance Share program. The remaining awarded shares were for the 2018 Performance Share Program.

(2)
Included in the 1.1 million shares awarded during the fiscal year ended December 1, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
There were no stock purchases under the Employee Stock Purchase Plan (“ESPP”) during the three months ended June 1, 2018 and June 2, 2017. The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the six months ended June 1, 2018 and June 2, 2017 were as follows:

	2018	2017
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	26% - 27%	22% - 25%
Risk free interest rate	1.54% - 1.89%	0.62% - 1.2%

Employees purchased 0.7 million shares at an average price of $91.74 and 0.7 million shares at an average price of $71.71 for the six months ended June 1, 2018 and June 2, 2017, respectively. The intrinsic value of shares purchased during the six months ended June 1, 2018 and June 2, 2017 was $54.3 million and $20.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. As of June 1, 2018 and December 1, 2017, we had 0.1 million and 0.3 million stock options outstanding, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Compensation Costs
As of June 1, 2018, there was $1.10 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended June 1, 2018 and June 2, 2017 were as follows (in thousands):

	2018		2017
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$729	$4,526	$878	$4,673
Cost of revenue—services and support	1,647	2,680	1,501	1,677
Research and development	5,301	63,608	4,435	42,539
Sales and marketing	5,443	42,747	4,801	35,439
General and administrative	1,350	17,346	1,262	19,615
Total	$14,470	$130,907	$12,877	$103,943
Total stock-based compensation costs included in our condensed consolidated statements of income for the six months ended June 1, 2018 and June 2, 2017 were as follows (in thousands):

	2018		2017
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$1,497	$8,470	$1,271	$6,834
Cost of revenue—services and support	3,663	5,666	3,224	4,742
Research and development	10,649	117,681	8,467	75,633
Sales and marketing	10,763	81,595	9,189	67,904
General and administrative	2,830	38,088	2,492	37,931
Total	$29,402	$251,500	$24,643	$193,044
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the six months ended June 1, 2018 were as follows (in thousands):

Balance as of December 1, 2017	$9,573,870
Net income	1,246,243
Reissuance of treasury stock	(348,729)
Adjustments to equity as a result of the Tax Act	(318)
Balance as of June 1, 2018	$10,471,066

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of June 1, 2018 were as follows (in thousands):

	December 1, 2017	Increase / Decrease	Reclassification Adjustments		June 1, 2018
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,704	$(1,865)	$(189)		$650
Unrealized losses on available-for-sale securities	(14,220)	(23,004)	386		(36,838)
Total net unrealized gains / losses on available-for-sale securities	(11,516)	(24,869)	197	(1)	(36,188)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(3,367)	29,767	(2,177)	(2)	24,223
Cumulative foreign currency translation adjustments	(96,938)	(20,327)	—		(117,265)
Total accumulated other comprehensive income (loss), net of taxes	$(111,821)	$(15,429)	$(1,980)		$(129,230)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on derivative instruments are classified in revenue.

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended June 1, 2018 and June 2, 2017 (in thousands):

	Three Months		Six Months
	2018	2017	2018	2017
Available-for-sale securities:
Unrealized gains / losses	$—	$40	$—	$288
Reclassification adjustments	—	—	—	(110)
Subtotal available-for-sale securities	—	40	—	178
Derivatives designated as hedging instruments:
Reclassification adjustments on derivative instruments	(100)	(149)	(1,626)	(433)
Foreign currency translation adjustments	—	1,261	(1,742)	1,647
Total taxes, other comprehensive income	$(100)	$1,152	$(3,368)	$1,392

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved our current stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, our Board of Directors granted us another authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the six months ended June 1, 2018 and June 2, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1 billion and $500 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 1, 2018, we repurchased approximately 4.3 million shares at an average price of $208.69 through structured repurchase agreements entered into during fiscal 2017 and the six months ended June 1, 2018. During the six months ended June 2, 2017 we repurchased approximately 4.3 million shares at an average price of $118.00 through structured repurchase agreements entered into during fiscal 2016 and the six months ended June 2, 2017.
For the six months ended June 1, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by June 1, 2018 were excluded from the computation of earnings per share. As of June 1, 2018, $211.2 million of prepayment remained under this agreement.
Subsequent to June 1, 2018, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $750 million stock repurchase agreement, $150 million remains under the $2.5 billion authority. We have not drawn from our new $8 billion authority as of the issuance of these financial statements.
NOTE 11.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 1, 2018 and June 2, 2017 (in thousands, except per share data):

	Three Months		Six Months
	2018	2017	2018	2017
Net income	$663,167	$374,390	$1,246,243	$772,836
Shares used to compute basic net income per share	491,914	494,371	491,993	494,492
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	6,212	5,637	7,019	6,175
Stock options	126	343	154	365
Shares used to compute diluted net income per share	498,252	500,351	499,166	501,032
Basic net income per share	$1.35	$0.76	$2.53	$1.56
Diluted net income per share	$1.33	$0.75	$2.50	$1.54

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
As of June 1, 2018, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.87 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.91 billion as of June 1, 2018 and excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 1, 2018, we were in compliance with all of the covenants.
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
As of June 1, 2018, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and six months ended June 1, 2018 and June 2, 2017 included the following (in thousands):

	Three Months		Six Months
	2018	2017	2018	2017
Interest and other income (expense), net:
Interest income	$25,771	$15,216	$48,401	$29,373
Foreign exchange gains (losses)	(14,222)	(10,349)	(20,111)	(17,480)
Realized gains on fixed income investment	6	356	190	650
Realized losses on fixed income investment	(81)	(110)	(386)	(244)
Other	125	41	177	61
Interest and other income (expense), net	$11,599	$5,154	$28,271	$12,360
Interest expense	$(20,363)	$(18,347)	$(40,262)	$(36,477)
Investment gains (losses), net:
Realized investment gains	$503	$431	$4,497	$2,390
Unrealized investment gains	576	1,298	—	1,896
Unrealized investment losses	—	—	(422)	—
Investment gains (losses), net	$1,079	$1,729	$4,075	$4,286
Non-operating income (expense), net	$(7,685)	$(11,464)	$(7,916)	$(19,831)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Additionally, in the first quarter of fiscal 2018, we moved our legacy enterprise offerings—Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform—from our Digital Experience segment into Publishing, in order to more closely align our Digital Experience business with the strategic growth opportunity. Prior year information in the tables below have been reclassified to reflect this change.
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

Our segment results for the three months ended June 1, 2018 and June 2, 2017 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Three months ended June 1, 2018
Revenue	$1,546,424	$585,952	$62,984	$2,195,360
Cost of revenue	54,760	220,696	5,888	281,344
Gross profit	$1,491,664	$365,256	$57,096	$1,914,016
Gross profit as a percentage of revenue	96%	62%	91%	87%
Three months ended June 2, 2017
Revenue	$1,211,988	$495,415	$64,787	$1,772,190
Cost of revenue	58,350	175,164	5,846	239,360
Gross profit	$1,153,638	$320,251	$58,941	$1,532,830
Gross profit as a percentage of revenue	95%	65%	91%	86%
Our segment results for the six months ended June 1, 2018 and June 2, 2017 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Six months ended June 1, 2018
Revenue	$3,006,985	$1,140,059	$127,263	$4,274,307
Cost of revenue	110,229	419,488	10,529	540,246
Gross profit	$2,896,756	$720,571	$116,734	$3,734,061
Gross profit as a percentage of revenue	96%	63%	92%	87%
Six months ended June 2, 2017
Revenue	$2,350,067	$972,687	$131,082	$3,453,836
Cost of revenue	113,402	351,927	11,368	476,697
Gross profit	$2,236,665	$620,760	$119,714	$2,977,139
Gross profit as a percentage of revenue	95%	64%	91%	86%

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2018, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience (formerly Digital Marketing), while continuing to market and license a broad portfolio of products and solutions.
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich and immersive content. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-based services including storage and syncing of files across users’ machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which help assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.

We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users on account of low cost of entry and delivery of additional features and value to Creative Cloud, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
Creative ARR exiting the second quarter of fiscal 2018 was $5.37 billion, up from $4.77 billion at the end of fiscal 2017. Document Cloud ARR exiting the second quarter of fiscal 2018 was $694 million, up from $614 million at the end of fiscal 2017. Total Digital Media ARR grew to $6.06 billion at the end of the second quarter of fiscal 2018, up from $5.39 billion at the end of fiscal 2017.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2018 was $1.30 billion, up from $1.01 billion in the second quarter of fiscal 2017, representing 29% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2018 was $243.0 million, up from $199.9 million in the second quarter of fiscal 2017 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.55 billion in the second quarter of fiscal 2018, up from $1.21 billion in the second quarter of fiscal 2017, representing 28% year-over-year growth.
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
We utilize a direct sales force to market and license our Adobe Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments. We achieved record Adobe Experience Cloud revenue of $586.0 million in the second quarter of fiscal 2018, representing 18% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue which grew to $469.4 million in the second quarter of fiscal 2018 from $377.1 million in the second quarter of fiscal 2017, representing 24% year-over-year growth.
In June 2018, we completed our acquisition of Magento Commerce (“Magento”) and we will begin to integrate Magento into our Digital Experience business in the third quarter of fiscal 2018. We expect that the addition of Magento and continued demand across our portfolio of Adobe Experience Cloud solutions will drive revenue growth in future years.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 1, 2018, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2017.

Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary for the Second Quarter of Fiscal 2018

•
Total Digital Media ARR of approximately $6.06 billion as of June 1, 2018 increased by $679 million, or 13%, from $5.39 billion as of December 1, 2017. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud subscription offerings.

•
Creative revenue during the three months ended June 1, 2018 of $1.30 billion increased by $291.3 million, or 29% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $586.0 million during the three months ended June 1, 2018 increased by $90.6 million, or 18%, compared with the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings.

•
Our total deferred revenue of $2.63 billion as of June 1, 2018 increased by $139.7 million, or 6%, from $2.49 billion as of December 1, 2017 primarily due to increases in new contracts and the timing of renewals for our Digital Experience hosted service offerings.

•
Cost of revenue of $281.3 million during the three months ended June 1, 2018 increased by $42.0 million, or 18%, compared with the year-ago period primarily due to increases in media costs associated with our Advertising Cloud offerings, and hosting services and data center costs.

•
Operating expenses of $1.22 billion during the three months ended June 1, 2018 increased by $186.8 million, or 18%, compared with the year-ago period primarily due to increases in stock-based compensation expenses and base compensation costs associated with headcount growth.

•
Net income of $663.2 million during the three months ended June 1, 2018 increased by $288.8 million, or 77%, compared with the year-ago period primarily due to increases in subscription revenue and, to a lesser extent, the decrease in the provision for income taxes.

•	Net cash flow from operations of $1.97 billion during the six months ended June 1, 2018 increased by $590.8 million, or 43%, compared with the year-ago period primarily due to higher net income.

Revenue for the Three and Six Months Ended June 1, 2018 and June 2, 2017 (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Subscription	$1,923.1	$1,483.7	30%	$3,716.5	$2,867.5	30%
Percentage of total revenue	88%	84%		87%	83%
Product	151.0	171.5	(12)%	322.6	354.9	(9)%
Percentage of total revenue	7%	10%		8%	10%
Services and support	121.3	117.0	4%	235.2	231.4	2%
Percentage of total revenue	5%	6%		5%	7%
Total revenue	$2,195.4	$1,772.2	24%	$4,274.3	$3,453.8	24%
_________________________________________

(*)	Percentage is less than 1%.

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.

As described in Note 15 of our notes to condensed consolidated financial statements, we have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and six months ended June 1, 2018 and June 2, 2017 is as follows (dollars in millions):

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Digital Media	$1,425.9	$1,082.4	32%	$2,760.6	$2,089.2	32%
Digital Experience	469.4	377.1	24%	900.3	730.0	23%
Publishing	27.8	24.2	15%	55.6	48.3	15%
Total subscription revenue	$1,923.1	$1,483.7	30%	$3,716.5	$2,867.5	30%
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

Segment Information (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Digital Media	$1,546.4	$1,212.0	28%	$3,006.9	$2,350.1	28%
Percentage of total revenue	70%	68%		70%	68%
Digital Experience	586.0	495.4	18%	1,140.1	972.7	17%
Percentage of total revenue	27%	28%		27%	28%
Publishing	63.0	64.8	(3)%	127.3	131.0	(3)%
Percentage of total revenue	3%	4%		3%	4%
Total revenue	$2,195.4	$1,772.2	24%	$4,274.3	$3,453.8	24%

Digital Media

Revenue from Digital Media increased $334.4 million and $656.8 million during the three and six months ended June 1, 2018, as compared to the three and six months ended June 2, 2017 primarily driven by increases in revenue associated with our Creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017. The increase was primarily due to an increase in subscription revenue associated with our Creative Cloud offerings driven by increases in individual, team and enterprise subscriptions. To a lesser extent, increases in revenue associated with our stock photography offerings also contributed to the increase in revenue.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and six months ended June 1, 2018 as compared to the year ago periods primarily due to increases in Document Cloud subscription revenue.

Digital Experience

Revenue from Digital Experience increased $90.6 million and $167.4 million during the three and six months ended June 1, 2018, as compared to the three and six months ended June 2, 2017 primarily due to increases in subscription revenue associated with our offerings. Continued adoption of our AEM offerings which is part of our Marketing Cloud and growth in our Advertising Cloud largely contributed to subscription revenue year-over-year increases.

Geographical Information (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Americas	$1,239.6	$1,026.7	21%	$2,410.2	$2,002.5	20%
Percentage of total revenue	57%	58%		57%	58%
EMEA	621.8	475.9	31%	1,209.1	935.0	29%
Percentage of total revenue	28%	27%		28%	27%
APAC	334.0	269.6	24%	655.0	516.3	27%
Percentage of total revenue	15%	15%		15%	15%
Total revenue	$2,195.4	$1,772.2	24%	$4,274.3	$3,453.8	24%

Overall revenue during the three and six months ended June 1, 2018 increased in all geographic regions as compared to the three and six months ended June 2, 2017 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Foreign currency impacts to revenue for the three and six months ended June 1, 2018 are shown below.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/ (Decrease)
Euro	$35.9	$62.5
British Pound	9.4	13.7
Japanese Yen	1.8	1.2
Other currencies	4.2	9.6
Total revenue impact	51.3	87.0
Hedging impact:
Euro	0.3	0.3
Japanese Yen	—	1.0
Total hedging impact	0.3	1.3
Total impact	$51.6	$88.3
During the three and six months ended June 1, 2018, the relative weakness of the U.S. Dollar caused revenue in EMEA and other currencies measured in U.S. Dollar equivalents to increase as compared to the year-ago periods.
Cost of Revenue for the Three and Six Months Ended June 1, 2018 and June 2, 2017 (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Subscription	186.3	$142.7	31%	$351.0	$283.9	24%
Percentage of total revenue	8%	8%		8%	8%
Product	10.8	15.5	(30)%	23.7	29.8	(20)%
Percentage of total revenue	—%	1%		1%	1%
Services and support	84.2	81.2	4%	165.5	163.0	2%
Percentage of total revenue	4%	5%		4%	5%
Total cost of revenue	$281.3	$239.4	18%	$540.2	$476.7	13%

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
Cost of subscription revenue increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Media costs	18%	11%
Hosting services and data center costs	5	5
Royalty costs	5	5
Incentive compensation, cash and stock-based	2	3
Base compensation and related benefits associated with headcount	—	1
Various individually insignificant items	1	(1)
Total change	31%	24%
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 primarily due to decreases in royalty costs.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased slightly during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 primarily due to increases in stock-based compensation expenses.

Operating Expenses for the Three and Six Months Ended June 1, 2018 and June 2, 2017 (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Research and development	$374.1	$299.4	25%	$722.9	$584.5	24%
Percentage of total revenue	17%	17%		17%	17%
Sales and marketing	646.2	553.1	17%	1,227.1	1,073.4	14%
Percentage of total revenue	29%	31%		29%	31%
General and administrative	178.0	156.9	13%	348.5	307.7	13%
Percentage of total revenue	8%	9%		8%	9%
Amortization of purchased intangibles	17.2	19.3	(11)%	34.3	38.5	(11)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$1,215.5	$1,028.7	18%	$2,332.8	$2,004.1	16%

Research and Development, Sales and Marketing, and General and Administrative Expenses
The increases in research and development, sales and marketing and general and administrative expenses during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 were primarily due to increases in stock-based compensation expenses and base compensation and related benefits costs associated with headcount growth.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Incentive compensation, cash and stock-based	13%	13%
Base compensation and related benefits associated with headcount	7	8
Professional and consulting fees	2	2
Various individually insignificant items	3	1
Total change	25%	24%
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
Sales and marketing expenses as a percentage of revenue during the three and six months ended June 1, 2018 decreased year over year primarily due to our revenue growing at a faster pace compared with the increases in sales and marketing expenses.

Sales and marketing expenses increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Incentive compensation, cash and stock-based	5%	5%
Base compensation and related benefits associated with headcount	4	4
Marketing spend related to offering launches and overall marketing efforts	3	2
Professional and consulting fees	1	—
Various individually insignificant items	4	3
Total change	17%	14%

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

General and administrative expenses increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Professional and consulting fees	10%	7%
Incentive compensation, cash and stock based	2	3
Various individually insignificant items	1	3
Total change	13%	13%

Professional and consulting fees increased during the three and six months ended June 1, 2018 as compared to the three and six months ended June 2, 2017 primarily due to incurred transaction costs associated with our acquisition of Magento, which closed subsequent to June 1, 2018.

Non-Operating Income (Expense), Net for the Three and Six Months Ended June 1, 2018 and June 2, 2017 (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017
Interest and other income (expense), net	$11.6	$5.2	**	$28.3	$12.4	**
Percentage of total revenue	1%	*		1%	*
Interest expense	(20.4)	(18.4)	11%	(40.3)	(36.5)	10%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	1.1	1.7	(35)%	4.1	4.3	(5)%
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(7.7)	$(11.5)	(33)%	$(7.9)	$(19.8)	(60)%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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

Provision for Income Taxes for the Three and Six Months Ended June 1, 2018 and June 2, 2017 (dollars in millions)

	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Provision	$27.6	$118.2	(77)%	$147.1	$180.4	(18)%
Percentage of total revenue	1%	7%		3%	5%
Effective tax rate	4%	24%		11%	19%
Our effective tax rate decreased by 20 percentage points and eight percentage points for the three and six months ended June 1, 2018, respectively, as compared to the three and six months ended June 2, 2017. The lower effective tax rates were primarily due to the effects of the Tax Act enacted on December 22, 2017 and a change to our corporate tax structure from which we serve our foreign customers that provided us the ability to deduct more expenses against our earnings in the U.S.
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
As part of the adoption of a new territorial tax system applicable to foreign earnings, the Tax Act requires us to pay a one-time tax (“transition tax”) on previously untaxed earnings and profits of our foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. In the first quarter of fiscal 2018, we recorded a provisional transition tax expense of $118 million on deferred foreign earnings, which was comprised of $86 million for fiscal 2018 plus other ancillary effects recorded in the first fiscal quarter, long-term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. As a result of a change to our corporate tax structure, we updated our Tax Act calculation during the three months ended June 1, 2018. This included an additional provisional transition tax expense of $28 million on deferred foreign earnings, a decrease of deferred tax assets by $72 million which also included utilization of credits that we estimate will be available to reduce the transition tax, and a reduction of long-term income taxes payable by $44 million. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, we reclassified $39 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. As we repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax.
See Note 8 for further information regarding the provision for income taxes and impacts related to the Tax Act on our financial statements.

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $156.2 million and $164.9 million as of June 1, 2018 and June 2, 2017, respectively. If the total unrecognized tax benefits benefits at June 1, 2018 and June 2, 2017 were recognized in the future, $111.2 million and $135.7 million of unrecognized tax benefits would decrease the respective effective tax rates, which were net of estimated $45.0 million and $29.2 million federal benefits related to deducting certain payments on future state tax returns.

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $22.9 million and $19.5 million for the six months ended June 1, 2018 and June 2, 2017, respectively. These amounts were included in long-term income taxes payable in their respective years.

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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	June 1, 2018	December 1, 2017
Cash and cash equivalents	$2,988.0	$2,306.1
Short-term investments	$3,346.1	$3,513.7
Working capital	$4,012.5	$3,720.4
Stockholders’ equity	$8,705.6	$8,459.9
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 1, 2018	June 2, 2017
Net cash provided by operating activities	$1,966.0	$1,375.1
Net cash used for investing activities	(26.1)	(426.4)
Net cash used for financing activities	(1,258.6)	(645.9)
Effect of foreign currency exchange rates on cash and cash equivalents	0.6	2.8
Net increase in cash and cash equivalents	$681.9	$305.6

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.97 billion for the six months ended June 1, 2018 was primarily comprised of net income plus the net effect of non-cash items, including an adjustment to deferred income taxes related to the Tax Act. The primary working capital sources of cash were net income coupled with an increase in income taxes payable, decrease in accounts receivable, and an increase in deferred revenue. The increase in income taxes payable was primarily driven by the provisional transition tax liability recorded pursuant to the Tax Act. The decrease in accounts receivable was primarily driven by improved revenue linearity. The increase in deferred revenue was principally due to increases in Digital Experience hosted services and Digital Media site and term licenses. The primary working capital use of cash was due to increases in prepaid expenses, which was primarily due to an increase in prepaid payroll and employee benefits.

Cash Flows from Investing Activities
Net cash used for investing activities of $26.1 million for the six months ended June 1, 2018 was primarily due to purchases of short-term investments and property and equipment, and an immaterial acquisition. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $1.26 billion for the six months ended June 1, 2018 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.

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

As a result of the Tax Act enacted on December 22, 2017, all historical undistributed foreign subsidiary earnings were subject to a mandatory one-time transition tax. For the three months ended March 2, 2018, we recorded a provisional transition tax liability of $533 million and state taxes of $3 million. During the three months ended June 1, 2018, we recorded an adjustment to the provisional transition tax liability resulting in an adjusted balance of $489 million. Under the Tax Act, the transition tax is payable over eight years beginning in fiscal 2019, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As we repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continue to evaluate the impact of the Tax Act and the future cash needs of our global operations to determine the amount of foreign earnings that is not necessary to be permanently reinvested in our foreign subsidiaries.

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
On March 2, 2012, we entered into a five-year $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”), providing for loans to us and certain of our subsidiaries. On March 1, 2013, we exercised our option under the Credit Agreement to extend the maturity date of the Credit Agreement by one year to March 2, 2018. On July 27, 2015, we entered into an amendment to further extend the maturity date of the Credit Agreement to July 27, 2020 and reallocated the facility among the syndicate of lenders that are parties to the Credit Agreement. As of June 1, 2018, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of June 1, 2018, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.
Subsequent to June 1, 2018, we completed our acquisition of Magento, a privately-held commerce platform company, for approximately $1.68 billion in cash consideration, as well as the assumption of certain employee equity awards. See Note 2 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.

Our short-term investment portfolio is primarily invested in corporate debt securities, U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved our current stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, our Board of Directors granted us another authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the six months ended June 1, 2018 and June 2, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.0 billion and $500 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 1, 2018, we repurchased approximately 4.3 million shares at an average price of $208.69 through structured repurchase agreements entered into during fiscal 2017 and the six months ended June 1, 2018. During the six months ended June 2, 2017 we repurchased approximately 4.3 million shares at an average price of $118.00 through structured repurchase agreements entered into during fiscal 2016 and the six months ended June 2, 2017.
For the six months ended June 1, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by June 1, 2018 were excluded from the computation of earnings per share. As of June 1, 2018, $211.2 million of prepayment remained under this agreement.
Subsequent to June 1, 2018, as part of the $2.5 billion stock repurchase authority approved in January 2017, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. This amount will be classified as treasury stock on our condensed consolidated balance sheets. Upon completion of the $750 million stock repurchase agreement, $150 million remains under the $2.5 billion authority. We have not drawn from our new $8 billion authority as of the issuance of these financial statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of June 1, 2018 consist of obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the six months ended June 1, 2018. See Notes 12 and 13 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At June 1, 2018, our maximum commitment for interest payments was $313.0 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of June 1, 2018, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the six months ended June 1, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2017.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 1, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 1, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
U.S. privacy and data security laws apply to our various businesses. We also conduct business globally in countries that may have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, and industry self-regulatory codes have been enacted and more are being considered. While we have invested in GDPR readiness, these new laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g. Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. If the mechanisms for transferring personal information from Europe to the United States should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Tax Act, enacted into law on December 22, 2017, changes existing U.S. tax law applicable to us and includes adoption of a territorial tax system requiring us to incur a transition tax on previously untaxed earnings and profits of our foreign subsidiaries. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. In addition, certain international provisions introduced in the Tax Act will be effective for us in fiscal 2019. These provisions and changes that we may make to our corporate tax structure could adversely affect our tax rate and cash flow in future years.

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
Our cash equivalent and short-term investment portfolio as of June 1, 2018 consisted of corporate debt securities, foreign government securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 1, 2018, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 1, 2018. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$1,700,259
March 3, 2018—March 30, 2018
Shares repurchased	468	$214.18	468	$(100,259)
March 31, 2018—April 27, 2018
Shares repurchased	1,153	$221.76	1,153	$(255,556)	(2)
April 28, 2018—June 1, 2018
Shares repurchased	1,018	$229.02	1,018	$(233,204)	(2)
Additional repurchase authority granted(3)				$8,000,000
Total	2,639		2,639	$9,111,240
_________________________________________

(1)	In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019.

(2)
In March 2018, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $700 million. As of June 1, 2018, approximately $211.2 million of the prepayment remained under this agreement.

(3)
In May 2018, the Board of Directors approved a new stock repurchase program granting us authority to repurchase up to $8 billion in common stock through the end of fiscal 2021. The new stock repurchase program is similar to our previous $2.5 billion program.

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

ADOBE SYSTEMS INCORPORATED

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 27, 2018

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
LiveCycle
Reader
TubeMogul

All other trademarks are the property of their respective owners.