Form 10-Q
period 2018-08-31
ADOBE SYSTEMS INC
filed 2018-09-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of September 21, 2018 was 488,133,527.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 31, 2018	December 1, 2017
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,747,144	$2,306,072
Short-term investments	3,197,326	3,513,702
Trade receivables, net of allowances for doubtful accounts of $12,034 and $9,151, respectively	1,044,507	1,217,968
Prepaid expenses and other current assets	311,936	210,071
Total current assets	6,300,913	7,247,813
Property and equipment, net	1,019,260	936,976
Goodwill	7,136,853	5,821,561
Purchased and other intangibles, net	669,476	385,658
Deferred income taxes	85,297	—
Other assets	183,821	143,548
Total assets	$15,395,620	$14,535,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$145,566	$113,538
Accrued expenses	1,020,047	993,773
Income taxes payable	11,222	14,196
Deferred revenue	2,615,192	2,405,950
Total current liabilities	3,792,027	3,527,457
Long-term liabilities:
Debt	1,874,654	1,881,421
Deferred revenue	92,182	88,592
Income taxes payable	622,411	173,088
Deferred income taxes	—	279,941
Other liabilities	152,421	125,188
Total liabilities	6,533,695	6,075,687
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 489,007 and 491,262 shares outstanding, respectively	61	61
Additional paid-in-capital	5,549,322	5,082,195
Retained earnings	11,137,357	9,573,870
Accumulated other comprehensive income (loss)	(128,048)	(111,821)
Treasury stock, at cost (111,827 and 109,572 shares, respectively), net of reissuances	(7,696,767)	(6,084,436)
Total stockholders’ equity	8,861,925	8,459,869
Total liabilities and stockholders’ equity	$15,395,620	$14,535,556
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

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	September 1, 2017	August 31, 2018	September 1, 2017
Revenue:
Subscription	$2,021,505	$1,570,336	$5,737,994	$4,437,882
Product	149,127	158,961	471,728	513,891
Services and support	120,444	111,777	355,661	343,137
Total revenue	2,291,076	1,841,074	6,565,383	5,294,910
Cost of revenue:
Subscription	199,157	168,915	550,197	452,830
Product	11,454	11,709	35,110	41,530
Services and support	84,881	82,298	250,431	245,259
Total cost of revenue	295,492	262,922	835,738	739,619
Gross profit	1,995,584	1,578,152	5,729,645	4,555,291
Operating expenses:
Research and development	398,957	315,555	1,121,854	900,033
Sales and marketing	670,084	550,093	1,897,256	1,623,488
General and administrative	184,063	147,402	532,543	455,139
Amortization of purchased intangibles	23,874	19,428	58,169	57,876
Total operating expenses	1,276,978	1,032,478	3,609,822	3,036,536
Operating income	718,606	545,674	2,119,823	1,518,755
Non-operating income (expense):
Interest and other income (expense), net	1,608	13,539	29,879	25,899
Interest expense	(21,107)	(18,809)	(61,369)	(55,286)
Investment gains (losses), net	2,251	975	6,326	5,261
Total non-operating income (expense), net	(17,248)	(4,295)	(25,164)	(24,126)
Income before income taxes	701,358	541,379	2,094,659	1,494,629
Provision for income taxes	35,067	121,810	182,125	302,224
Net income	$666,291	$419,569	$1,912,534	$1,192,405
Basic net income per share	$1.36	$0.85	$3.89	$2.41
Shares used to compute basic net income per share	490,025	493,426	491,336	494,138
Diluted net income per share	$1.34	$0.84	$3.84	$2.38
Shares used to compute diluted net income per share	496,866	500,398	498,587	501,060

  See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	September 1, 2017	August 31, 2018	September 1, 2017
	Increase/(Decrease)		Increase/(Decrease)
Net income	$666,291	$419,569	$1,912,534	$1,192,405
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	5,849	3,545	(19,020)	13,234
Reclassification adjustment for recognized gains / losses on available-for-sale securities	9,645	(488)	9,842	(894)
Net increase (decrease) from available-for-sale securities	15,494	3,057	(9,178)	12,340
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	17,524	1,483	47,290	3,613
Reclassification adjustment for recognized gains / losses on derivative instruments	(16,494)	30	(18,671)	(31,219)
Net increase (decrease) from derivatives designated as hedging instruments	1,030	1,513	28,619	(27,606)
Foreign currency translation adjustments	(15,341)	43,552	(35,668)	90,238
Other comprehensive income (loss), net of taxes	1,183	48,122	(16,227)	74,972
Total comprehensive income, net of taxes	$667,474	$467,691	$1,896,307	$1,267,377

See accompanying notes to condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2018	September 1, 2017
Cash flows from operating activities:
Net income	$1,912,534	$1,192,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	239,772	244,763
Stock-based compensation	439,941	334,728
Deferred income taxes	(418,114)	47,859
Unrealized losses (gains) on investments, net	(3,115)	(3,243)
Other non-cash items	4,844	2,606
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	199,002	26,461
Prepaid expenses and other current assets	(89,823)	31,824
Trade payables	25,362	(68,397)
Accrued expenses	4,099	78,297
Income taxes payable	433,559	6,880
Deferred revenue	173,250	185,450
Net cash provided by operating activities	2,921,311	2,079,633
Cash flows from investing activities:
Purchases of short-term investments	(541,878)	(1,419,411)
Maturities of short-term investments	606,594	601,130
Proceeds from sales of short-term investments	238,303	978,737
Acquisitions, net of cash acquired	(1,633,041)	(459,626)
Purchases of property and equipment	(204,016)	(140,438)
Purchases of long-term investments and other assets	(15,288)	(25,669)
Proceeds from sale of long-term investments and other assets	2,909	2,034
Net cash used for investing activities	(1,546,417)	(463,243)
Cash flows from financing activities:
Purchases of treasury stock	(1,750,000)	(800,000)
Proceeds from reissuance of treasury stock	189,743	157,682
Taxes paid related to net share settlement of equity awards	(368,910)	(220,580)
Repayment of capital lease obligations	(1,132)	(1,328)
Net cash used for financing activities	(1,930,299)	(864,226)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,523)	11,071
Net increase (decrease) in cash and cash equivalents	(558,928)	763,235
Cash and cash equivalents at beginning of period	2,306,072	1,011,315
Cash and cash equivalents at end of period	$1,747,144	$1,774,550
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$141,674	$211,343
Cash paid for interest	$61,754	$59,769
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$80,439
Issuance of common stock and stock awards assumed in business acquisitions	$2,784	$10,348

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
Significant Accounting Policies
There have been no other material changes to our significant accounting policies during the nine months ended August 31, 2018, as compared to the significant accounting policies described in our Annual Report.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We believe the most significant revenue-related impact relates to our accounting for arrangements that include on-premise term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software licenses and potentially classify such revenue as “product” instead of “subscription” revenue on the income statement. We offer on-premise term-based software licenses bundled with maintenance and support as a deployment model for certain offerings within our Digital Experience, Digital Media, and Publishing business units. We do not expect these arrangements to have a material impact to revenue reported in annual reporting periods subsequent to adoption, however they may result in a material balance sheet impact on the date of adoption due to the application of the modified retrospective transition method. The modified retrospective method requires upon adoption that we recognize the impact of applying the new standard to contracts that are not completed at the date of initial adoption, but do not restate prior financial statements. We will record a cumulative effect of initially applying the provisions of the new standard as an adjustment to increase the opening retained earnings balance and reduce the opening deferred revenue balance. Further, some of our enterprise agreements allow our customers to renew on-premise term-based licenses on a monthly basis. Revenue associated with these arrangements would be recognized monthly.
Other expected impacts to our policies and disclosures include: earlier recognition of revenue for certain contracts due to the elimination of contingent revenue limitations, an unbilled receivable balance on our balance sheets, the requirement to estimate variable consideration for certain arrangements, increased allocation of revenue to and from professional services and other offerings, and changes to our financial statement disclosures such as remaining performance obligations.
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
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2. ACQUISITIONS
Magento
On June 18, 2018, we completed our acquisition of Magento Commerce (“Magento”), a privately-held commerce platform company. During the third quarter of fiscal 2018, we began integrating Magento into our Digital Experience reportable segment.
The table below represents the preliminary purchase price allocation to the acquired net assets of Magento based on their estimated fair values as of June 18, 2018 and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$208,000	8
Purchased technology	84,200	5
In-process research and development (1)	39,100	N/A
Trademarks	21,100	3
Other intangibles	43,400	3
Total identifiable intangible assets	395,800
Net liabilities assumed	(67,417)	N/A
Goodwill (2)	1,316,217	N/A
Total estimated purchase price	$1,644,600

_________________________________________

(1)	Capitalized as purchased technology and are considered indefinite lived until the completion or abandonment of the associated research and development efforts.

(2)	Non-deductible for tax-purposes.

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
Proforma financial information has not been presented as the impact of the acquisitions discussed above was not material to our condensed consolidated financial statements.
Marketo
Subsequent to August 31, 2018, we entered into a definitive agreement to acquire Marketo, Inc. (“Marketo”), a privately-held marketing cloud platform company, for approximately $4.75 billion, subject to customary purchase price adjustments. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of our fiscal 2018. Following the closing, we intend to integrate Marketo into our Digital Experience reportable segment for financial reporting purposes.

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
Cash, cash equivalents and short-term investments consisted of the following as of August 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$386,927	$—	$—	$386,927
Cash equivalents:
Corporate debt securities	24,012	—	(1)	24,011
Money market mutual funds	1,302,801	—	—	1,302,801
Time deposits	33,405	—	—	33,405
Total cash equivalents	1,360,218	—	(1)	1,360,217
Total cash and cash equivalents	1,747,145	—	(1)	1,747,144
Short-term fixed income securities:
Asset-backed securities	77,393	2	(385)	77,010
Corporate debt securities	2,471,739	614	(20,590)	2,451,763
Foreign government securities	4,178	—	(29)	4,149
Municipal securities	19,223	—	(306)	18,917
U.S. Treasury securities	645,487	—	—	645,487
Total short-term investments	3,218,020	616	(21,310)	3,197,326
Total cash, cash equivalents and short-term investments	$4,965,165	$616	$(21,311)	$4,944,470

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 31, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,218,367	$(16,414)	$1,338,232	$(5,459)
Asset-backed securities	28,820	(240)	64,618	(193)
Municipal securities	17,975	(281)	11,805	(115)
Foreign government securities	4,149	(29)	2,388	(8)
U.S. Treasury securities	—	—	593,296	(2,087)
Total	$1,269,311	$(16,964)	$2,010,339	$(7,862)

There were 767 securities and 894 securities in an unrealized loss position for less than twelve months at August 31, 2018 and at December 1, 2017, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of August 31, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$312,698	$(4,176)	$500,689	$(4,666)
Asset-backed securities	17,560	(145)	32,383	(210)
Municipal securities	942	(25)	598	(17)
U.S. Treasury securities	—	—	338,950	(1,465)
Total	$331,200	$(4,346)	$872,620	$(6,358)
There were 197 securities and 360 securities in an unrealized loss position for more than twelve months at August 31, 2018 and at December 1, 2017, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,643,049	$1,640,836
Due between one and two years	788,794	782,312
Due between two and three years	608,978	600,690
Due after three years	177,199	173,488
Total	$3,218,020	$3,197,326
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the nine months ended August 31, 2018 and September 1, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 31, 2018.
The fair value of our financial assets and liabilities at August 31, 2018 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$24,011	$—	$24,011	$—
Money market mutual funds	1,302,801	1,302,801	—	—
Time deposits	33,405	33,405	—	—
Short-term investments:
Asset-backed securities	77,010	—	77,010	—
Corporate debt securities	2,451,763	—	2,451,763	—
Foreign government securities	4,149	—	4,149	—
Municipal securities	18,917	—	18,917	—
U.S. Treasury securities	645,487	—	645,487	—
Prepaid expenses and other current assets:
Foreign currency derivatives	43,084	—	43,084	—
Other assets:
Deferred compensation plan assets	69,705	3,192	66,513	—
Total assets	$4,670,332	$1,339,398	$3,330,934	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,463	$—	$2,463	$—
Other liabilities:
Interest rate swap derivatives	10,312	—	10,312	—
Total liabilities	$12,775	$—	$12,775	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of A+. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost and equity method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost and equity method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended August 31, 2018 and September 1, 2017, we determined there were no other-than-temporary impairments of our cost and equity method investments.
The fair value of our senior notes was $1.91 billion as of August 31, 2018, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
The fair value of derivative instruments on our condensed consolidated balance sheets as of August 31, 2018 and December 1, 2017 were as follows (in thousands):

	2018		2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$41,862	$—	$12,918	$—
Interest rate swap (3)	—	10,312	—	1,058
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,222	2,463	1,280	1,598
Total derivatives	$43,084	$12,775	$14,198	$2,656

_________________________________________

(1)	Fair value asset derivatives included in prepaid expenses and other current assets and fair value liability derivatives included in accrued expenses on our consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next twelve months.

(3)	Included in other liabilities on our condensed consolidated balance sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three and nine months ended August 31, 2018 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$17,523	$—	$47,290	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$16,797	$—	$18,156	$—
Net gain (loss) recognized in income(3)	$(9,281)	$—	$(31,690)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,695)	$—	$(2,572)
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 31, 2018 and December 1, 2017 was $7.14 billion and $5.82 billion, respectively. The increase was primarily due to our acquisition of Magento in the third quarter of fiscal 2018.
Purchased and other intangible assets subject to amortization as of August 31, 2018 and December 1, 2017 were as follows (in thousands):

	2018			2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$307,101	$(100,832)	$206,269	$223,252	$(110,433)	$112,819
Customer contracts and relationships	$753,870	$(387,091)	$366,779	$577,484	$(356,613)	$220,871
Trademarks	56,355	(20,016)	36,339	76,255	(56,094)	20,161
Acquired rights to use technology	58,966	(47,097)	11,869	71,130	(54,223)	16,907
Other intangibles	81,357	(33,137)	48,220	39,296	(24,396)	14,900
Total other intangible assets	$950,548	$(487,341)	$463,207	$764,165	$(491,326)	$272,839
Purchased and other intangible assets, net	$1,257,649	$(588,173)	$669,476	$987,417	$(601,759)	$385,658
Amortization expense related to purchased and other intangible assets was $47.0 million and $115.5 million for the three and nine months ended August 31, 2018, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $39.1 million and $116.3 million for the three and nine months ended September 1, 2017, respectively. Of these amounts, $23.1 million and $57.1 million were included in cost of sales for the three and nine months ended August 31, 2018, respectively, and $19.5 million and $57.7 million the three and nine months ended September 1, 2017, respectively.
During the nine months ended August 31, 2018, purchased and other intangible assets, net increased primarily due to identifiable intangible assets acquired through Magento, offset in part by write-offs of fully amortized purchased intangibles associated with our acquisitions of Omniture, Inc. and Day Software Holding AG from the condensed consolidated balance sheets. See Note 2 for details regarding our acquisitions.
As of August 31, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2018	$13,596	$36,274
2019	51,112	118,652
2020	48,820	86,498
2021	26,369	54,119
2022	18,610	39,749
Thereafter	47,762	127,915
Total expected amortization expense	$206,269	$463,207

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  ACCRUED EXPENSES
Accrued expenses as of August 31, 2018 and December 1, 2017 consisted of the following (in thousands):

	2018	2017
Accrued compensation and benefits	$428,575	$417,742
Accrued media costs	103,470	134,525
Sales and marketing allowances	46,432	47,389
Accrued corporate marketing	76,574	72,087
Taxes payable	50,149	49,550
Royalties payable	42,742	46,411
Accrued interest expense	10,469	25,594
Other	261,636	200,475
Accrued expenses	$1,020,047	$993,773
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
The Tax Act was effective in the first quarter of our fiscal 2018. As of August 31, 2018, we have not completed our accounting for the tax effects of the Tax Act. During the quarter, we recorded an adjustment to the provisional tax charge based on reasonable estimates for those tax effects using the current available information and technical guidance on the interpretations of the Tax Act. In order to complete our accounting for the impact of the Tax Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of certain subsidiaries as well as the amount of foreign taxes paid on such earnings for our fiscal 2018, the final determination of certain net deferred tax assets subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, we do not currently have sufficient information and guidance to determine the impact of certain changes to the taxation of our foreign earnings that will become effective for us in fiscal 2019. The provisional accounting impacts may change in the subsequent reporting period when our accounting analysis is finalized, as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

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
As part of the adoption of a new territorial tax system we recorded a provisional transition tax expense of $118 million on deferred foreign earnings, which was comprised of $86 million for fiscal 2018 plus other ancillary effects recorded in the first fiscal quarter, long-term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. As a result of a change to our corporate tax structure that provided us the ability to deduct more expenses against our earnings in the U.S., we updated our Tax Act calculation during the three months ended June 1, 2018. This included an additional provisional transition tax expense of $28 million on deferred foreign earnings, a decrease of deferred tax assets by $72 million which also included utilization of credits that we estimate will be available to reduce the transition tax, and a reduction of long-term income tax payable by $44 million. As a result of technical guidance updates on the interpretations of the Tax Act available in the quarter, we updated our Tax Act calculation during the three months ended August 31, 2018. The application of this guidance resulted in an additional net provisional tax expense of $24 million, a decrease of net deferred tax assets by $25 million, an increase in unrecognized tax benefits included in the long-term income tax payable of $69 million, a reduction of the short-term income taxes payable of $7 million, and a reduction to the long-term income tax payable of $62 million. To calculate the transition tax, we estimated our deferred foreign income for fiscal 2018 because the information needed to complete the calculation will not be known until our taxable income is known. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, in the second quarter of fiscal 2018, we reclassified $39 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019. During the three months ended August 31, 2018, we reclassified $5 million from short-term income taxes payable to long-term income taxes payable as a result of the updated technical guidance on the interpretations of the Tax Act.
Certain international provisions introduced in the Tax Act will be effective for us in fiscal 2019. We need additional information to complete our analysis on whether to adopt an accounting policy to account for the tax effects of these provisions in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to these taxes. Accordingly, we have not recorded any tax with respect to these provisions in the nine months ended August 31, 2018. We will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.
NOTE 9.  STOCK-BASED COMPENSATION
Summary of Restricted Stock Units
Restricted stock unit activity for the nine months ended August 31, 2018 and the fiscal year ended December 1, 2017 was as follows (in thousands):

	2018	2017
Beginning outstanding balance	9,304	8,316
Awarded	3,742	5,018
Released	(3,686)	(3,859)
Forfeited	(525)	(766)
Increase due to acquisition	—	595
Ending outstanding balance	8,835	9,304

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at August 31, 2018 and September 1, 2017 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2018
Restricted stock units outstanding	8,835	1.23	$2,328.1
Restricted stock units vested and expected to vest	8,104	1.18	$2,135.7
2017
Restricted stock units outstanding	9,443	1.27	$1,464.2
Restricted stock units vested and expected to vest	8,636	1.22	$1,339.1
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 31, 2018 and September 1, 2017 were $263.51 and $155.06, respectively.

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
As of August 31, 2018, the shares awarded under our 2018, 2017 and 2016 Performance Share Programs are yet to be achieved.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our Performance Share Programs for the nine months ended August 31, 2018 and the fiscal year ended December 1, 2017 (in thousands):

	2018			2017
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,534		3,068	1,630		3,261
Awarded	837	(1)	628	1,082	(2)	1,040
Achieved	(1,050)		(1,053)	(1,135)		(1,147)
Forfeited	(165)		(331)	(43)		(86)
Ending outstanding balance	1,156		2,312	1,534		3,068
_________________________________________

(1)
Included in the 0.8 million shares awarded during the nine months ended August 31, 2018 were 0.5 million shares awarded for the final achievement of the 2015 Performance Share program. The remaining awarded shares were for the 2018 Performance Share Program.

(2)
Included in the 1.1 million shares awarded during the fiscal year ended December 1, 2017 were 0.6 million shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 31, 2018 and September 1, 2017 were as follows:

	Three Months		Nine Months
	2018	2017	2018	2017
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	29%	25% - 27%	26% - 29%	22% - 27%
Risk free interest rate	2.09% - 2.52%	1.12% - 1.41%	1.54% - 2.52%	0.62% - 1.41%

Employees purchased 1.8 million shares at an average price of $104.94 and 1.9 million shares at an average price of $77.63 for the nine months ended August 31, 2018 and September 1, 2017, respectively. The intrinsic value of shares purchased during the nine months ended August 31, 2018 and September 1, 2017 was $198.9 million and $97.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. However, we may assume the stock option plans of certain companies we acquire. As of August 31, 2018 and December 1, 2017, we had 0.3 million stock options outstanding at each period end.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Compensation Costs
As of August 31, 2018, there was $1.09 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended August 31, 2018 and September 1, 2017 were as follows (in thousands):

	2018		2017
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$934	$4,509	$628	$3,633
Cost of revenue—services and support	1,930	2,789	1,626	2,409
Research and development	6,347	66,308	4,608	43,243
Sales and marketing	7,551	47,885	4,658	36,064
General and administrative	2,932	17,853	1,140	19,033
Total	$19,694	$139,344	$12,660	$104,382
Total stock-based compensation costs included in our condensed consolidated statements of income for the nine months ended August 31, 2018 and September 1, 2017 were as follows (in thousands):

	2018		2017
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$2,431	$12,979	$1,899	$10,467
Cost of revenue—services and support	5,593	8,455	4,850	7,151
Research and development	16,997	183,989	12,884	119,068
Sales and marketing	18,314	129,480	13,832	103,982
General and administrative	5,762	55,941	3,623	56,972
Total	$49,097	$390,844	$37,088	$297,640
NOTE 10.  STOCKHOLDERS’ EQUITY
Retained Earnings
The changes in retained earnings for the nine months ended August 31, 2018 were as follows (in thousands):

Balance as of December 1, 2017	$9,573,870
Net income	1,912,534
Reissuance of treasury stock	(348,729)
Adjustments to equity as a result of the Tax Act	(318)
Balance as of August 31, 2018	$11,137,357

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
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of August 31, 2018 were as follows (in thousands):

	December 1, 2017	Increase / Decrease	Reclassification Adjustments		August 31, 2018
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,704	$(1,836)	$(252)		$616
Unrealized losses on available-for-sale securities	(14,220)	(17,184)	10,094		(21,310)
Total net unrealized gains / losses on available-for-sale securities	(11,516)	(19,020)	9,842	(1)	(20,694)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(3,367)	47,290	(18,671)	(2)	25,252
Cumulative foreign currency translation adjustments	(96,938)	(35,668)	—		(132,606)
Total accumulated other comprehensive income (loss), net of taxes	$(111,821)	$(7,398)	$(8,829)		$(128,048)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on derivative instruments are classified in revenue.

The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended August 31, 2018 and September 1, 2017 (in thousands):

	Three Months		Nine Months
	2018	2017	2018	2017
Available-for-sale securities:
Unrealized gains / losses	$—	$235	$—	$523
Reclassification adjustments	—	(214)	—	(323)
Subtotal available-for-sale securities	—	21	—	200
Derivatives designated as hedging instruments:
Reclassification adjustments on derivative instruments	(101)	(149)	(1,726)	(582)
Foreign currency translation adjustments	—	1,434	(1,742)	3,081
Total taxes, other comprehensive income	$(101)	$1,306	$(3,468)	$2,699

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
During the nine months ended August 31, 2018 and September 1, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.75 billion and $800 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 31, 2018, we repurchased approximately 7.1 million shares at an average price of $225.15 through structured repurchase agreements entered into during fiscal 2017 and the nine months ended August 31, 2018. During the nine months ended September 1, 2017 we repurchased approximately 6.3 million shares at an average price of $126.58 through structured repurchase agreements entered into during fiscal 2016 and the nine months ended September 1, 2017.
For the nine months ended August 31, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 31, 2018 were excluded from the computation of earnings per share. As of August 31, 2018, $247.3 million of prepayment remained under this agreement.
As of August 31, 2018, $150 million remains under the $2.5 billion authority and we have not drawn from our $8 billion authority.
NOTE 11.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 31, 2018 and September 1, 2017 (in thousands, except per share data):

	Three Months		Nine Months
	2018	2017	2018	2017
Net income	$666,291	$419,569	$1,912,534	$1,192,405
Shares used to compute basic net income per share	490,025	493,426	491,336	494,138
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	6,716	6,664	7,109	6,574
Stock options	125	308	142	348
Shares used to compute diluted net income per share	496,866	500,398	498,587	501,060
Basic net income per share	$1.36	$0.85	$3.89	$2.41
Diluted net income per share	$1.34	$0.84	$3.84	$2.38

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
As of August 31, 2018, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.87 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.91 billion as of August 31, 2018 and excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 31, 2018, we were in compliance with all of the covenants.
In February and August 2018, we made semi-annual interest payments on our 2020 and 2025 Notes each totaling $37.6 million.
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
As of August 31, 2018, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 14.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and nine months ended August 31, 2018 and September 1, 2017 included the following (in thousands):

	Three Months		Nine Months
	2018	2017	2018	2017
Interest and other income (expense), net:
Interest income	$21,561	$17,180	$69,962	$46,553
Foreign exchange gains (losses)	(10,349)	(4,140)	(30,460)	(21,620)
Realized gains on fixed income investment	63	574	253	1,224
Realized losses on fixed income investment	(9,708)	(86)	(10,094)	(330)
Other	41	11	218	72
Interest and other income (expense), net	$1,608	$13,539	$29,879	$25,899
Interest expense	$(21,107)	$(18,809)	$(61,369)	$(55,286)
Investment gains (losses), net:
Realized investment gains	$836	$681	$5,333	$3,071
Unrealized investment gains	1,415	294	993	2,190
Investment gains (losses), net	$2,251	$975	$6,326	$5,261
Non-operating income (expense), net	$(17,248)	$(4,295)	$(25,164)	$(24,126)
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

•
Digital Experience—Our Digital Experience segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers. This segment also includes our commerce platform offerings from the Magento acquisition in the third quarter of fiscal 2018.

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms effective the first quarter of fiscal 2018.

Our segment results for the three months ended August 31, 2018 and September 1, 2017 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Three months ended August 31, 2018
Revenue	$1,608,875	$613,983	$68,218	$2,291,076
Cost of revenue	61,417	227,731	6,344	295,492
Gross profit	$1,547,458	$386,252	$61,874	$1,995,584
Gross profit as a percentage of revenue	96%	63%	91%	87%
Three months ended September 1, 2017
Revenue	$1,270,215	$507,764	$63,095	$1,841,074
Cost of revenue	69,533	187,647	5,742	262,922
Gross profit	$1,200,682	$320,117	$57,353	$1,578,152
Gross profit as a percentage of revenue	95%	63%	91%	86%
Our segment results for the nine months ended August 31, 2018 and September 1, 2017 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Nine months ended August 31, 2018
Revenue	$4,615,860	$1,754,042	$195,481	$6,565,383
Cost of revenue	171,646	647,219	16,873	835,738
Gross profit	$4,444,214	$1,106,823	$178,608	$5,729,645
Gross profit as a percentage of revenue	96%	63%	91%	87%
Nine months ended September 1, 2017
Revenue	$3,620,282	$1,480,451	$194,177	$5,294,910
Cost of revenue	182,935	539,574	17,110	739,619
Gross profit	$3,437,347	$940,877	$177,067	$4,555,291
Gross profit as a percentage of revenue	95%	64%	91%	86%

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2018, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience (formerly Digital Marketing), while continuing to market and license a broad portfolio of products and solutions.
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
Creative ARR exiting the third quarter of fiscal 2018 was $5.66 billion up from $4.77 billion at the end of fiscal 2017. Document Cloud ARR exiting the third quarter of fiscal 2018 was $744 million, up from $614 million at the end of fiscal 2017. Total Digital Media ARR grew to $6.40 billion at the end of the third quarter of fiscal 2018, up from $5.39 billion at the end of fiscal 2017.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2018 was $1.36 billion, up from $1.06 billion in the third quarter of fiscal 2017, representing 28% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2018 was $248.9 million, up from $206.3 million in the third quarter of fiscal 2017 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.61 billion in the third quarter of fiscal 2018, up from $1.27 billion in the third quarter of fiscal 2017, representing 27% year-over-year growth.
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
In June 2018, we acquired privately-held commerce platform company Magento Commerce (“Magento”), and we began integrating Magento into our Digital Experience business in the third quarter of fiscal 2018.
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
We achieved record Adobe Experience Cloud revenue of $614.0 million in the third quarter of fiscal 2018, representing 21% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue across our offerings which grew to $494.6 million in the third quarter of fiscal 2018 from $395.2 million in the third quarter of fiscal 2017, representing 25% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue, to a lesser extent, was revenue associated with Magento’s commerce platform offerings. We expect that the addition of Magento and continued demand across our portfolio of Adobe Experience Cloud solutions will drive revenue growth in future years.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 31, 2018, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2017.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary for the Third Quarter of Fiscal 2018

•
Total Digital Media ARR of approximately $6.40 billion as of August 31, 2018 increased by $1.02 billion, or 19%, from $5.39 billion as of December 1, 2017. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud subscription offerings.

•
Creative revenue during the three months ended August 31, 2018 of $1.36 billion increased by $296.0 million, or 28% compared with the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $614.0 million during the three months ended August 31, 2018 increased by $106.2 million, or 21%, compared with the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings, including Magento which we acquired in the third quarter of fiscal 2018.

•
Our total deferred revenue of $2.71 billion as of August 31, 2018 increased by $212.8 million, or 9%, from $2.49 billion as of December 1, 2017 primarily due to increases in new contracts and the timing of renewals related to our Digital Media offerings and, to a lesser extent, deferred revenue assumed from Magento.

•
Cost of revenue of $295.5 million during the three months ended August 31, 2018 increased by $32.6 million, or 12%, compared with the year-ago period primarily due to increases in hosting services and data center costs.

•
Operating expenses of $1.28 billion during the three months ended August 31, 2018 increased by $244.5 million, or 24%, compared with the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, including headcount from Magento.

•
Net income of $666.3 million during the three months ended August 31, 2018 increased by $246.7 million, or 59%, compared with the year-ago period primarily due to increases in subscription revenue and, to a lesser extent, the decrease in the provision for income taxes.

•	Net cash flow from operations of $2.92 billion during the nine months ended August 31, 2018 increased by $841.7 million, or 40%, compared with the year-ago period primarily due to higher net income.

Revenue for the Three and Nine Months Ended August 31, 2018 and September 1, 2017 (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Subscription	$2,021.5	$1,570.3	29%	$5,738.0	$4,437.9	29%
Percentage of total revenue	88%	85%		88%	84%
Product	149.1	159.0	(6)%	471.7	513.9	(8)%
Percentage of total revenue	7%	9%		7%	10%
Services and support	120.5	111.8	8%	355.7	343.1	4%
Percentage of total revenue	5%	6%		5%	6%
Total revenue	$2,291.1	$1,841.1	24%	$6,565.4	$5,294.9	24%
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning on the commencement of the service.
As described in Note 15 of our notes to condensed consolidated financial statements, we have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and nine months ended August 31, 2018 and September 1, 2017 is as follows (dollars in millions):

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Digital Media	$1,496.9	$1,149.5	30%	$4,257.5	$3,238.7	31%
Digital Experience	494.6	395.2	25%	1,394.8	1,125.2	24%
Publishing	30.0	25.6	17%	85.7	74.0	16%
Total subscription revenue	$2,021.5	$1,570.3	29%	$5,738.0	$4,437.9	29%
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

Segment Information (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Digital Media	$1,608.9	$1,270.2	27%	$4,615.9	$3,620.3	28%
Percentage of total revenue	70%	69%		70%	68%
Digital Experience	614.0	507.8	21%	1,754.0	1,480.4	18%
Percentage of total revenue	27%	28%		27%	28%
Publishing	68.2	63.1	8%	195.5	194.2	1%
Percentage of total revenue	3%	3%		3%	4%
Total revenue	$2,291.1	$1,841.1	24%	$6,565.4	$5,294.9	24%

Digital Media

Revenue from Digital Media increased $338.7 million and $995.6 million during the three and nine months ended August 31, 2018, as compared to the three and nine months ended September 1, 2017 primarily driven by increases in revenue associated with our Creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017. The increase was primarily due to an increase in subscription revenue across all of our Creative Cloud offerings.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and nine months ended August 31, 2018 as compared to the year ago periods primarily due to increases in Document Cloud subscription revenue.

Digital Experience

Revenue from Digital Experience increased $106.2 million and $273.6 million during the three and nine months ended August 31, 2018, as compared to the three and nine months ended September 1, 2017 primarily due to increases in subscription revenue associated with our offerings. Continued adoption of our AEM offerings which is part of our Marketing Cloud and growth in our Analytics Cloud largely contributed to subscription revenue year-over-year increases. Also contributing to the increase in subscription revenue was revenue associated with our commerce platform offerings from our acquisition of Magento in the third quarter of fiscal 2018.
Geographical Information (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Americas	$1,299.6	$1,063.1	22%	$3,709.9	$3,065.6	21%
Percentage of total revenue	57%	58%		57%	58%
EMEA	646.7	500.8	29%	1,855.7	1,435.8	29%
Percentage of total revenue	28%	27%		28%	27%
APAC	344.8	277.2	24%	999.8	793.5	26%
Percentage of total revenue	15%	15%		15%	15%
Total revenue	$2,291.1	$1,841.1	24%	$6,565.4	$5,294.9	24%

Overall revenue during the three and nine months ended August 31, 2018 increased in all geographic regions as compared to the three and nine months ended September 1, 2017 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Foreign currency impacts to revenue for the three and nine months ended August 31, 2018 are shown below.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/ (Decrease)
Euro	$22.9	$85.4
British Pound	5.4	19.1
Japanese Yen	0.7	1.9
Other currencies	(1.3)	8.3
Total revenue impact	27.7	114.7
Hedging impact:
Euro	10.9	11.3
British Pound	4.3	4.3
Japanese Yen	1.6	2.6
Total hedging impact	16.8	18.2
Total impact	$44.5	$132.9
During the three and nine months ended August 31, 2018, the relative weakness of the U.S. Dollar caused revenue in EMEA and other currencies measured in U.S. Dollar equivalents to increase as compared to the year-ago periods.

Cost of Revenue for the Three and Nine Months Ended August 31, 2018 and September 1, 2017 (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Subscription	$199.2	$168.9	18%	$550.2	$452.8	22%
Percentage of total revenue	9%	9%		8%	9%
Product	11.4	11.7	(3)%	35.1	41.5	(15)%
Percentage of total revenue	1%	1%		1%	1%
Services and support	84.9	82.3	3%	250.4	245.3	2%
Percentage of total revenue	4%	4%		4%	5%
Total cost of revenue	$295.5	$262.9	12%	$835.7	$739.6	13%
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
Cost of subscription revenue increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Hosting services and data center costs	9%	7%
Media costs	5	8
Royalty costs	(4)	2
Incentive compensation, cash and stock-based	2	3
Base compensation and related benefits associated with headcount	1	1
Amortization of purchased intangibles	2	—
Various individually insignificant items	3	1
Total change	18%	22%
Royalty costs decreased during the three months ended August 31, 2018 as compared to the three months ended September 1, 2017 primarily due to one-time accruals for payments due to certain vendors in the year-ago period.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue declined slightly during the three months ended August 31, 2018 as compared to the three months ended September 1, 2017. Cost of product revenue decreased during the nine months ended August 31, 2018 as compared to the year-ago period primarily due to decreases in royalty costs.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased slightly during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 due to increases in incentive compensation costs and professional and consulting fees.

Operating Expenses for the Three and Nine Months Ended August 31, 2018 and September 1, 2017 (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Research and development	$399.0	$315.6	26%	$1,121.9	$900.0	25%
Percentage of total revenue	17%	17%		17%	17%
Sales and marketing	670.1	550.1	22%	1,897.2	1,623.5	17%
Percentage of total revenue	29%	30%		29%	31%
General and administrative	184.0	147.4	25%	532.5	455.1	17%
Percentage of total revenue	8%	8%		8%	9%
Amortization of purchased intangibles	23.9	19.4	23%	58.2	57.9	1%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$1,277.0	$1,032.5	24%	$3,609.8	$3,036.5	19%

Research and Development and Sales and Marketing Expenses
The increases in research and development and sales and marketing expenses during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 were primarily due to increases in base compensation and related benefits costs and stock-based compensation expenses associated with headcount growth, including headcount from Magento.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Incentive compensation, cash and stock-based	16%	15%
Base compensation and related benefits associated with headcount	7	7
Professional and consulting fees	3	2
Various individually insignificant items	—	1
Total change	26%	25%
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
Sales and marketing expenses as a percentage of revenue during the three and nine months ended August 31, 2018 decreased slightly year over year primarily due to our revenue growing at a faster pace compared with the increases in sales and marketing expenses.

Sales and marketing expenses increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Incentive compensation, cash and stock-based	8%	6%
Base compensation and related benefits associated with headcount	6	5
Marketing spend related to offering launches and overall marketing efforts	4	3
Various individually insignificant items	4	3
Total change	22%	17%

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

General and administrative expenses increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 due to the following:

	% Change 2018-2017 QTD	% Change 2018-2017 YTD
Professional and consulting fees	11%	8%
Incentive compensation, cash and stock based	8	4
Base compensation and related benefits associated with headcount	2	1
Facilities	4	2
Various individually insignificant items	—	2
Total change	25%	17%

Professional and consulting fees increased during the three and nine months ended August 31, 2018 as compared to the three and nine months ended September 1, 2017 primarily due to incurred transaction costs associated with our acquisition of Magento, which closed in the third quarter of fiscal 2018.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 31, 2018 and September 1, 2017 (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017
Interest and other income (expense), net	$1.6	$13.5	(88)%	$29.9	$25.9	15%
Percentage of total revenue	*	*		*	*
Interest expense	(21.1)	(18.8)	12%	(61.4)	(55.3)	11%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	2.3	1.0	**	6.3	5.3	19%
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(17.2)	$(4.3)	**	$(25.2)	$(24.1)	5%

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Provision for Income Taxes for the Three and Nine Months Ended August 31, 2018 and September 1, 2017 (dollars in millions)

	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Provision	$35.1	$121.8	(71)%	$182.1	$302.2	(40)%
Percentage of total revenue	2%	7%		3%	6%
Effective tax rate	5%	23%		9%	20%
Our effective tax rate decreased by 18 percentage points and 11 percentage points for the three and nine months ended August 31, 2018, respectively, as compared to the three and nine months ended September 1, 2017. The lower effective tax rates were primarily due to the effects of the Tax Act enacted on December 22, 2017 and a change to our corporate tax structure from which we serve our foreign customers that provided us the ability to deduct more expenses against our earnings in the U.S.
The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory corporate tax rate from 35% to 21%. Reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 22.2%, which will be reduced to 21% in fiscal 2019 and thereafter.
We have made provisional estimates of the accounting impacts of certain provisions of the Tax Act. We continue to obtain, analyze and interpret additional guidance issued and will revise our estimates as additional information becomes available. The provisional accounting impacts may change in the subsequent reporting period when our accounting analysis is finalized, as permitted by the SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
As part of the adoption of a new territorial tax system we recorded a provisional transition tax expense of $118 million on deferred foreign earnings, which was comprised of $86 million for fiscal 2018 plus other ancillary effects recorded in the first fiscal quarter, long-term income taxes payable of $533 million, and a reduction in our deferred tax liability of $415 million. As a result of a change to our corporate tax structure that provided us the ability to deduct more expenses against our earnings in the U.S., we updated our Tax Act calculation during the three months ended June 1, 2018. This included an additional provisional transition tax expense of $28 million on deferred foreign earnings, a decrease of deferred tax assets by $72 million which also included utilization of credits that we estimate will be available to reduce the transition tax, and a reduction of long-term income tax payable by $44 million. As a result of technical guidance updates on the interpretations of the Tax Act available in the quarter, we updated our Tax Act calculation during the three months ended August 31, 2018. The application of this guidance resulted in an additional net provisional tax expense of $24 million, a decrease of net deferred tax assets by $25 million, an increase in unrecognized tax benefits included in the long-term income tax payable of $69 million, a reduction of the short-term income taxes payable of $7 million, and a reduction to the long-term income tax payable of $62 million. To calculate the transition tax, we estimated our deferred foreign income for fiscal 2018 because the information needed to complete the calculation will not be known until our taxable income is known. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, in the second quarter of fiscal 2018, we reclassified $39 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019. During the three months ended August 31, 2018, we reclassified $5 million from short-term income taxes payable to long-term income taxes payable as a result of the updated technical guidance on the interpretations of the Tax Act.

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

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $231.3 million and $175.7 million as of August 31, 2018 and September 1, 2017, respectively. If the total unrecognized tax benefits benefits at August 31, 2018 and September 1, 2017 were recognized in the future, $186.0 million and $138.3 million would decrease the respective effective tax rates, which were net of estimated $45.3 million and $37.4 million federal benefits related to deducting certain payments on future state tax returns.

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23.1 million and $22.0 million for the nine months ended August 31, 2018 and September 1, 2017, respectively. These amounts were included in long-term income taxes payable in their respective years.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $50.0 million.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 31, 2018	December 1, 2017
Cash and cash equivalents	$1,747.1	$2,306.1
Short-term investments	$3,197.3	$3,513.7
Working capital	$2,508.9	$3,720.4
Stockholders’ equity	$8,861.9	$8,459.9
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 31, 2018	September 1, 2017
Net cash provided by operating activities	$2,921.3	$2,079.6
Net cash used for investing activities	(1,546.4)	(463.2)
Net cash used for financing activities	(1,930.3)	(864.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(3.5)	11.1
Net increase (decrease) in cash and cash equivalents	$(558.9)	$763.2

Our primary source of cash is receipts from revenue and, to a lesser extent, proceeds from participation in the employee stock purchase plan. The primary uses of cash are our stock repurchase program as described below, payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other uses of cash include business acquisitions and purchases of property and equipment.

Cash Flows from Operating Activities
Net cash provided by operating activities of $2.92 billion for the nine months ended August 31, 2018 was primarily comprised of net income plus the net effect of non-cash items, including adjustments to deferred income taxes related to the Tax Act. The primary working capital sources of cash were net income coupled with an increase in income taxes payable, decrease in accounts receivable, and an increase in deferred revenue. The increase in income taxes payable was primarily driven by the provisional transition tax liability recorded pursuant to the Tax Act. The decrease in accounts receivable was primarily driven by improved revenue linearity. The increase in deferred revenue was principally due to increases in Digital Media site and term licenses and from our acquisition of Magento in third quarter of fiscal 2018. The primary working capital use of cash was due to increases in prepaid expenses driven by the timing of billings and payments of maintenance and support services associated with our licensed technologies, and increases in prepaid payroll and employee benefits.

Cash Flows from Investing Activities
Net cash used for investing activities of $1.55 billion for the nine months ended August 31, 2018 was primarily due to our acquisition of Magento, and purchases of short-term investments and property and equipment. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $1.93 billion for the nine months ended August 31, 2018 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
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
In September 2018 we entered into a definitive agreement under which we expect to acquire Marketo, Inc. (“Marketo”) for approximately $4.75 billion, subject to customary purchase price adjustments. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of our fiscal 2018. We expect to finance the acquisition using existing cash, cash equivalents and short-term investment balances, newly issued debt or drawings from our existing revolving credit agreement. We believe that these resources, in addition to cash generated from operations, will be sufficient to fund the acquisition. See Note 2 of our Notes to Consolidated Financial Statements for further information regarding our acquisition of Marketo.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2018 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions.

As a result of the Tax Act enacted on December 22, 2017, all historical undistributed foreign subsidiary earnings were subject to a mandatory one-time transition tax. The Tax Act resulted in a provisional transition tax liability of $427 million and state taxes of $3 million as of August 31, 2018. Under the Tax Act, the transition tax is payable over eight years beginning in fiscal 2019, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As we repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continue to evaluate the impact of the Tax Act and the future cash needs of our global operations to determine the amount of foreign earnings that is not necessary to be permanently reinvested in our foreign subsidiaries.

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
We have a $1 billion senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through July 27, 2020. As of August 31, 2018, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of August 31, 2018, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 and $1 billion of 3.25% senior notes due February 1, 2025.

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
During the nine months ended August 31, 2018 and September 1, 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.75 billion and $800 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 31, 2018, we repurchased approximately 7.1 million shares at an average price of $225.15 through structured repurchase agreements entered into during fiscal 2017 and the nine months ended August 31, 2018. During the nine months ended September 1, 2017 we repurchased approximately 6.3 million shares at an average price of $126.58 through structured repurchase agreements entered into during fiscal 2016 and the nine months ended September 1, 2017.
For the nine months ended August 31, 2018, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 31, 2018 were excluded from the computation of earnings per share. As of August 31, 2018, $247.3 million of prepayment remained under this agreement.
As of August 31, 2018, $150 million remains under the $2.5 billion authority and we have not drawn from our $8 billion authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of August 31, 2018 consist of obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the nine months ended August 31, 2018. See Notes 12 and 13 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
Interest on our senior notes is payable semi-annually, in arrears on February 1 and August 1. At August 31, 2018, our maximum commitment for interest payments was $275.4 million for the remaining duration of our senior notes.
Covenants
Our credit facility contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of August 31, 2018, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the nine months ended August 31, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2017.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We process and store significant amounts of employee and customer data, most of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer data, or if a third party were to gain unauthorized access to the data we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized loss or disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, use, transmit, and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.
Much of our business relies on hardware and services that are hosted, managed, and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud, and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time intensive notification requirements, and cause us to lose customers and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity, or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
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
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software, or the failure of our third-party service providers’ network or software. If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages could occur and our customers could suffer impaired performance of our services. Such a strain on our infrastructure capacity could subject us to regulatory notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.
As a global company, Adobe is subject to global privacy and data security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, and industry self-regulatory codes have been enacted and more are being considered. While we have invested in GDPR readiness, these new laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g. Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g. where personal data must remain in the country). If the mechanisms for transferring personal information from Europe to the United States should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.
Security vulnerabilities in our products and systems could lead to reduced revenue or to liability claims.
Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, as we have previously disclosed, certain parties have in the past managed to breach and misuse some of our systems and software in order to access our end users’ authentication and payment information. In addition, cyber-attackers also develop and deploy viruses, worms, credential stuffing attack tools, and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Sophisticated hardware and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, notify affected parties of, or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
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

These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in some of our applications and the services of our third-party service providers. These vulnerabilities could cause such applications and services to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, reviewing our service providers’ security controls, and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
As a global business that generates approximately 43% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

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
In addition, approximately 50% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs.
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
Our cash equivalent and short-term investment portfolio as of August 31, 2018 consisted of corporate debt securities, foreign government securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 31, 2018, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 31, 2018. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$9,111,240
June 2, 2018—June 29, 2018
Shares repurchased	844	$250.12	844	$(211,240)
June 30, 2018—July 27, 2018
Shares repurchased	1,013	$246.75	1,013	$(250,000)	(2)
July 28, 2018—August 31, 2018
Shares repurchased	1,002	$252.31	1,002	$(252,718)	(2)

Total	2,859		2,859	$8,397,282
_________________________________________

(1)
In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, the Board of Directors approved another authority to repurchase up to $8 billion in common stock through the end of fiscal 2021. As of August 31, 2018, we have not drawn from the new repurchase authority and $150 million remains under the previous authority.

(2)
In June 2018, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. As of August 31, 2018, approximately $247.3 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe Systems Incorporated	8-K	4/26/11	3.3	000-15175

3.2	Amended and Restated Bylaws	8-K	9/2/16	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-Q	6/25/14	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe Systems Incorporated and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/17	10.1	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/27/17	10.6	000-15175

10.3D	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3E	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3F	2014 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/14	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3G	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2014 Performance Share Program)*	8-K	1/29/14	10.3	000-15175

10.3H	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3I	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3J	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3K	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3L	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3M	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3N	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.3O	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3P	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3Q	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3R	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.5	Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective December 5, 2014	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.7	Adobe Systems Incorporated Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8A	Credit Agreement, dated as of March 2, 2012, among Adobe Systems Incorporated and certain subsidiaries as Borrowers, The Royal Bank of Scotland PLC and U.S. Bank National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	3/7/12	10.1	000-15175

10.8B	Amendment to Credit Agreement, dated as of July 27, 2015, among Adobe Systems Incorporated and Bank of America, N.A. as Administrative Agent and Swing Line Lender and the Other Lenders Party Thereto	8-K	7/30/15	10.1	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms***	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2008 Equity Incentive Plan and related forms***	10-K	2/27/09	10.10	000-52076

10.11	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.12	2014 Executive Annual Incentive Plan*	8-K	1/29/14	10.5	000-15175

10.13	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.14	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.15	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.16	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.17	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.18	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.19	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.20	Auditude, Inc. Employee Stock Option Plan, as amended*	S-8	11/18/11	99.2	333-178065

10.21	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.22A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.22B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.23	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.24	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.25	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.26	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.27	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.28A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.28B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.28C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.31	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.32	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.33	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.34	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

10.35	MagentoTech LLC Unit Option Plan, as amended	S-8	6/27/18	99.14	000-15175

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.36
Share Purchase Agreement by and among: Adobe Systems Incorporated, a Delaware corporation; Milestone Topco, Inc., a Delaware corporation; Vista Equity Partners Fund V, L.P., a Delaware limited partnership; Vista Equity Partners Fund V-A, L.P., a Cayman Island exempted limited partnership; Vista Equity Partners Fund V-B, L.P., a Cayman Island exempted limited partnership; VEPF V FAF, L.P., a Delaware limited partnership; Vista Equity Partners Fund V Executive, L.P., a Delaware limited partnership; Vista Equity Associates V, LLC, a Delaware limited liability company; Vista Equity Partners Fund VI, L.P., a Cayman Island exempted limited partnership; Vista Equity Partners Fund VI-A, L.P., a Cayman Island exempted limited partnership; VEPF VI FAF, L.P., a Cayman Island exempted limited partnership; and Vista Equity Partners Management, LLC, a Delaware limited liability company, as the Sellers’ Representative
		8-K	9/21/18	2.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 through 10.11 are to filings made by Omniture, Inc.

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

Date: September 26, 2018

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Behance
Creative Cloud
LiveCycle
Magento
Reader
TubeMogul

All other trademarks are the property of their respective owners.