Form 10-K
period 2018-11-30
ADOBE INC.
filed 2019-01-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number: 0-15175
Adobe Inc.
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
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 1, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $96,776,869,889 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 18, 2019, 487,725,915 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 30, 2018, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2019. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Inc. (formerly Adobe Systems Incorporated) is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, students, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, devices and media. We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia-Pacific (“APAC”).
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

BUSINESS OVERVIEW

For over 35 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments interact. We help our customers create and deliver the most compelling experiences in a streamlined workflow and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anytime, anywhere.
While we continue to offer a broad portfolio of products, services, and solutions, we focus our investments in two strategic growth areas:
Digital Media—providing products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere. Our customers include content creators, web designers, app developers, enthusiasts, and digital media professionals, as well as management in marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents. This is the core of what we have delivered for over 25 years, and we have evolved our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device on projects of all types.
Digital Experience—providing enterprises and brands a comprehensive and integrated suite of products, services and solutions for creating, managing, executing, measuring and optimizing customer experiences that span from advertising to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management executives, product development executives, and sales and support executives. Our robust Adobe Experience Platform provides enterprises and brands a profile that enables deep customer insights and personalized digital experiences delivered with our Adobe Experience Cloud solutions. By combining the creativity of our Digital Media business with the science of our Digital Experience offerings, we help our customers more efficiently and effectively make, manage, measure and monetize their content across channels and devices with an end-to-end workflow and feedback loop.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Experience markets, where our mission is to change the world through digital experiences. By integrating products from each of these areas, our customers are able to utilize a comprehensive suite of solutions and services that no other company currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue investing in engaging their constituents digitally.

SEGMENTS
Our business is organized into three reportable segments: Digital Media, Digital Experience, and Publishing. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities described above, placing our Publishing business in a third segment that contains some of our mature products and solutions.

MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2019 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further segment information.

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
The flagship of our Digital Media business is Adobe Creative Cloud—a subscription service that allows members to use Adobe’s creative products integrated with cloud-delivered services across desktop, web and mobile devices. Creative Cloud members can download and access the latest versions of our creative products such as Photoshop, Illustrator, Premiere Pro, Lightroom CC, InDesign, Adobe XD and many more creative applications. To expand our reach and improve the way we serve the needs of our customers, we create different combinations of these services, including our launch of a mobile photography offering that has brought new customers into our franchise and grown the amount of our photography subscriptions. In addition, members can access built-in templates to jumpstart designs and step-by-step tutorials to sharpen skills and get up to speed quickly. Through Creative Cloud, members can access online services to sync, store, and share files across users’ machines, access marketplace, social and community-based features within our Adobe Stock and Behance services, and create apps and websites, all at affordable subscription pricing for cost-sensitive customers.
Adobe continues to redefine the creative process with Adobe Creative Cloud so that our customers can obtain everything they need to create, collaborate and be inspired. A core part of our strategy is Adobe Sensei, a proprietary framework and set of intelligent services for dramatically improving the design and delivery of digital experiences. Adobe Sensei leverages Adobe’s massive content and data assets, as well as its deep domain expertise in the creative, marketing and document segments, within a unified artificial intelligence (“AI”) and machine learning framework to help customers discover hidden opportunities, reduce tedious processes, and offer relevant experiences to every customer.
Adobe Creative Cloud addresses the needs of creative professionals such as artists, designers, developers, students and administrators. They rely on our products for publishing, web design and development, video and animation production, mobile app and gaming development, and document creation and collaboration. End users of our creative products work in businesses ranging from large publishers, media companies and global enterprises, to smaller design agencies, and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. Knowledge workers, educators, hobbyists and consumers also use our products to create and deliver content. We have introduced new products, features and services to address emerging categories of content creation, such as voice-based prototyping, refined content creation tools, 3D, augmented reality, virtual reality and user experience design. New projects announced and solutions offered include Project Gemini, a mobile drawing and painting application, featuring live brushes that mimic natural media like oil paint and watercolors in amazingly lifelike ways; Adobe Premiere Rush, an easy-to-use video editing app that simplifies video creation and sharing on platforms including YouTube and Instagram, while delivering professional quality video results for social media marketers, video bloggers and video enthusiasts; and Photoshop on iPad to enable a seamless experience across devices, and attract a new, mobile-centric audience.
Adobe’s Digital Media segment includes our Adobe Document Cloud business, built around our Acrobat family of products, including Adobe Acrobat and Adobe Acrobat Reader, and a set of integrated, cloud-based document services, including Adobe Sign and Adobe Scan. Tens of millions of knowledge workers worldwide interact with documents daily. For over 25 years, Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Acrobat Reader on any device. Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide variety of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product and its innovative cloud services, we have extended the capabilities of our solutions. Users can turn slow, manual signing processes into automated experiences and collect signatures with Adobe Scan and Adobe Sign. In addition, we have mobile apps such as Adobe Scan that allows any user to create a PDF with the camera on their phone.
Digital Media Strategy
Our goal is to be the leading platform for creativity where we offer a range of products and services that allow individuals, teams and enterprises, both professionals and enthusiasts, to design and deliver amazing digital content.
We believe there is significant opportunity for growth across all customer segments and expect Adobe Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users in North America and international markets, especially in emerging markets where there is an opportunity to target new creative professionals and enthusiasts entering the market, and drive conversion of non-genuine Adobe users. Enabling students to create and tell their stories is another opportunity where Adobe Spark uniquely positions us to deliver on the needs of educators and students in and outside of classrooms.
    We will continue to deepen our relationship with existing users through meeting their needs holistically and delivering additional features and value, including data-driven customer engagement, AI and machine learning through Adobe Sensei, and new design categories. As appropriate, we plan to optimize our pricing strategy and move our customers to higher priced and better value offerings and continue to employ targeted promotions that attract past customers and potential users to try out and ultimately subscribe to Adobe Creative Cloud. To target new customers and better address the needs of our existing customers, we will continue to invest in driving innovation to maintain the leadership position that we have established. We offer a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.
As part of our Adobe Creative Cloud strategy, we utilize a data-driven operating model and our Adobe Experience Cloud solutions to drive customer awareness and licensing of our creative products and services through our website and across other channels. Adobe.com is increasingly becoming the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We offer free apps and trials to attract new customers and through a data-driven model, we optimize conversion of these trialists to paid subscribers. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
We offer many of the products included in Adobe Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products. We also offer a range of other creative tools and services, including our hobbyist products such as Photoshop Elements and Premiere Elements, Adobe Fonts (formerly Typekit) and mobile apps such as Photoshop Mix, Photoshop Sketch, Photoshop Fix, Adobe Capture, and Adobe Spark. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”

In our Adobe Document Cloud business, Adobe Acrobat has achieved strong market adoption and a leadership position in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing. We believe there remain tens of millions of users - both individuals and enterprises - who need the capabilities provided by Acrobat and the service capabilities found in Document Cloud. We plan to build out a data driven operating model to market the benefits of our Document Cloud solutions, combined with the low entry point of subscription-based pricing, to individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We intend to continue promoting the capabilities of our cloud-based document solutions and Adobe Sensei features to millions of Acrobat users and hundreds of millions of Acrobat Reader users. We aim to increase our seat penetration in our key markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets. We will continue to engage in strategic partnerships to help drive the enterprise business, including our partnership with Microsoft. Our Adobe Sign service provides a green alternative to costly paper-based solutions, and is a more modern and convenient way for customers to digitally manage their documents, processes, and contract workflows. The Adobe Scan app for mobile devices can be used to capture paper documents as images and transform them into full-featured PDFs via Document Cloud services that can be shared immediately, essentially putting scanning capabilities in the pocket of every person. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market, utilizing Adobe Sensei to enhance customer experiences through machine learning and AI, and continuing to add new capabilities to our Adobe Scan and Adobe Sign offerings, we can help our customers migrate away from paper-based express mailing and adopt our solution to modernize and digitize document experiences, growing our revenue with this business in the process.
Digital Experience
Digital Experience Opportunity
Consumers today increasingly demand compelling experiences in their digital interactions, that are seamless across channels and devices. Enterprises and brands recognize that customers have more choices and lower switching costs than ever before. In this new hyper-connected digital environment, it is the customer experience that differentiates brands and ultimately determines customer loyalty. As a result, businesses must determine how to best attract, engage, acquire and retain customers in a digital world where the reach and quality of experiences directly impact success. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content. Executives are increasingly demanding solutions that optimize their consumers’ experiences and deliver the greatest return on marketing and IT spend so they can demonstrate the business impact of their programs using objective metrics.
We believe there is a significant opportunity to address these challenges and help customers transform their businesses. The world’s leading brands are increasingly steering their marketing, advertising, and development budgets toward digital experiences. As enterprises make this move to digital, our opportunity is accelerating as brands seek vendors to help them navigate this transition. Enterprises have a mandate to deliver meaningful experiences to their consumers across digital channels and in areas such as sales, support, and product interactions where consumers expect experiences to be consistent and personalized.
Our Adobe Experience Cloud business targets this large and growing opportunity by providing comprehensive solutions that include analytics, targeting, advertising optimization, digital experience management, marketing automation and engagement, cross-channel campaign management, content management, asset management, audience management, premium video delivery, digital commerce enablement, order management, predictive intelligence and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize digital experiences across channels for optimal performance.
We believe the market for Adobe Experience Cloud is large and rapidly growing as more businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
Digital Experience Strategy
Our goal is to be the leading provider of solutions that enable our customers to provide exceptional digital experiences and enable digital transformation. Our integrated cloud-based solutions enable enterprises to build personalized campaigns, offer shoppable experiences, manage advertising, and gain deep intelligence about their customers. Our content and data platform provides differentiation and competitive advantage.
Adobe Experience Cloud consists of the following cloud offerings:

•
Adobe Advertising Cloud—delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens; uses Adobe Sensei to enable machine learning and predictive intelligence, automates digital media buying to traditional TV advertising; automates ad creation and integrates with Adobe Creative Cloud products; and combines capabilities from the Adobe Advertising Cloud Demand-Side Platform, Adobe Advertising Cloud Search, Adobe Advertising Cloud TV, and Adobe Advertising Cloud Creative offerings.

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

•
Adobe Marketing Cloud—provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys across business-to-business (“B2B”) and business-to-consumer (“B2C”) use cases; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target, Marketo Engagement Platform, and Adobe Primetime.

•
Magento Commerce Cloud—offers digital commerce enablement and order orchestration for both physical and digital goods across a range of industries, including consumer packaged goods, retail, wholesale, manufacturing and the public sector, and brings together digital commerce, order management and predictive intelligence to enable shopping experiences that scale from mid-market to enterprise businesses.

Adobe acquired Magento on June 18, 2018 and integrated it into the Adobe Experience Cloud as the Magento Commerce Cloud. Adobe acquired Marketo on October 31, 2018 and began integrating it into the Adobe Marketing Cloud as the Marketo Engagement Platform. Marketo Engagement Platform is a cloud platform for global business-to-business marketers driving new business growth by personalizing complex buyer journeys and empowering go-to-market teams to optimize the enterprise buyer experience. As part of the Adobe Marketing Cloud, the Marketo Engagement Platform simplifies how companies plan, orchestrate and measure engagement with prospects and customers at every stage of their experience through both lead and account-based marketing strategies, while uniquely aligning marketing and sales teams across every channel through a single, enterprise-grade platform.
We believe the AI and machine learning framework enabled by our strategy with Adobe Sensei enhances the delivery of digital experiences.  By building on existing features such as Enhanced Anomaly Detection, Auto-Target, and other capabilities, we believe Adobe Sensei will increase the value we provide our customers and create a competitive differentiation in the market.
To drive growth of Adobe Experience Cloud, we also intend to focus on customer engagement, growing within existing customer accounts, and product differentiation. We are also investing in the Adobe Experience Platform, which is powered by Adobe Sensei to help users weave all their data together so they can better understand customer behavior and deliver the best experiences in real time. Our Open Data Initiative is an open alliance among Adobe, Microsoft and SAP, that enables a seamless flow of customer data within the Adobe Experience Platform. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and ISVs that help license and deploy our solutions to their customers. Strategic partnerships, such as the one we have formed with Microsoft , continue to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market, and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2019 and beyond.
Publishing
Our Publishing segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web application development and high-end printing. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by this industry.
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2018, we maintained a relatively consistent quarterly revenue run-rate with the mature products we market and license in our Publishing business.

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

Digital Media

No single company has offerings that match the capabilities of our Adobe Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competition includes offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Affinity, Quark and others, as well as from many lower-end offerings. We believe our greatest advantage in this space is the performance and scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud, we compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
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
In addition, the needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, smartphones and other new devices. Our imaging and video offerings, including Photoshop, Lightroom, After Effects, Premiere Pro, and Premiere Rush, face competition from established and emerging companies offering similar products.
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
The stock content marketplace has significant competition, especially in the microstock segment, where Adobe primarily operates today with our Adobe Stock offering. Key competitors in this segment include Shutterstock, Getty Images and a number of smaller companies. Deep product integration with Adobe Creative Cloud and superior reach and relationships with creative professionals around the world differentiate our Adobe Stock offerings.
The nature of traditional digital document creation, storage, and collaboration has been rapidly evolving as knowledge workers and consumers shift their behavior increasingly to non-desktop workflows. Competitors like Microsoft, Google, Box and Dropbox all offer competitive alternatives to our Adobe Document Cloud business for creating and managing PDFs. In addition, other PDF creation solutions can be found at a low cost or for free on the web or via mobile applications. To address these competitive threats, we are working to ensure our Document Cloud applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security, document workflow management, easeful software integrations, enablement of paper to digital transformations, and accessibility and usability on multiple devices, including mobile and desktop.

E-signatures have quickly become a core element of digital documents and are inherently part of a company’s digital document transformation efforts. Partnerships and integrations between these companies and third-parties create an increasingly competitive landscape in this space. Competitors to Adobe Sign include DocuSign.

Digital Experience

The markets in which our Digital Experience business unit competes are growing rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from large companies such as Google, IBM, Oracle, salesforce.com, SAP, SAS, Teradata, Shopify and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed above, no single company has products identical to our Adobe Experience Cloud offerings. Adobe Experience Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online marketing; audience management; advertising and real-time bidding technology; video delivery and monetization; marketing automation; digital commerce enablement; order management; web experience management and others.
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
Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital experience technology to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital experience capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over 30 years. We also believe we have leadership in this space, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, digital experience management, marketing automation, cross-channel campaign management, digital commerce, audience management, video delivery and monetization and social capabilities in our Adobe Experience Cloud. Most importantly, we provide a vision for our digital experience customers as we engage with them across the important aspects of their business, extending from their use of Adobe Creative Cloud and Adobe Document Cloud to how they manage, deliver, measure and monetize their content, participate in digital commerce, and create highly personalized and engaging shoppable experiences with our Experience Cloud.

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
Photoshop and Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app. It is used by photographers, designers, animators, web professionals, and video professionals, and is available to Adobe Creative Cloud subscribers. Lightroom CC, our cloud-based photo service for editing, organizing, storing and sharing photos, is also available to Creative Cloud subscribers. Customers can also subscribe to Photoshop or Lightroom CC as individual cloud-enabled subscription products, or through our Photography Plan, which is a cloud-enabled offering targeted at photographers and photo hobbyists and includes Lightroom CC, integrated cloud services, and Lightroom Classic, a desktop-only version of the photo service app.
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
Illustrator
Adobe Illustrator is our industry-standard vector graphics app used worldwide by designers of all types who want to create digital graphics and illustrations from web icons and product packaging to book illustrations and billboards, and for all kinds of media: print, web, interactive, video, and mobile. Illustrator is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw to gain access to Illustrator capabilities on their tablets and mobile devices, and sync their work through Adobe CreativeSync for use with Illustrator on their desktop.
InDesign
Adobe InDesign is the industry-leading design and layout app for print and digital media. Our customers use it to design, preflight, and publish a broad range of content including newspapers and magazines for print, online, and tablet app delivery. From stationery, fliers and posters to brochures, annual reports, magazines and books with professional layout and typesetting tools, customers can create multicolumn pages that feature stylish typography and rich graphics, images, and tables. Tight integration with other Adobe offerings such as Photoshop, Illustrator and Acrobat enables customers to work productively in print and digital workflows. InDesign integrates seamlessly with Adobe InCopy, so customers can work on layouts simultaneously with writers and editors. Customers can also access Adobe digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices. InDesign is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual cloud-enabled subscription product.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates, and 3D assets, for all their creative projects. Adobe Stock is built into Adobe Creative Cloud apps, including Photoshop , Illustrator , and InDesign, enabling users to search, browse, and add images to their Creative Cloud Libraries, and obtain instant access to assets across desktop and mobile devices. Adobe Stock assets may be licensed directly within the Creative Cloud desktop apps, through stock.adobe.com, or as a multi-asset subscription.

Adobe XD
Adobe XD is our all-in-one experience design (XD) solution used to build user experiences (UX) and user interfaces (UI) when designing websites, mobile apps and more; Adobe XD enables users to go from concept to prototype faster. It contains intuitive tools that deliver precision and performance using timesaving features like Repeat Grid and flexible artboards to create everything from low-fidelity wireframes to fully interactive prototypes for any screen in minutes. Adobe XD also makes it easy to share prototypes with teammates via the web and show colleagues how multiscreen experiences look, feel and work with a single click. Adobe XD allows designers to design, prototype, and share digital experiences that extend beyond the screen, including triggers and speech playback to create audio interactions for voice-based smart assistants and other similar platforms. Adobe XD is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.

Adobe Premiere Pro and Adobe Premiere Rush
Adobe Premiere Pro is a leading nonlinear video editing tool used by filmmakers, videographers, and designers. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Premiere Pro supports a vast majority of formats, and customers can use multiple graphics cards to accelerate render and export times. Premiere Pro is the only nonlinear editor that lets users have multiple projects open while simultaneously collaborating on a single project with their team. Workflows for color, graphics, audio, and immersive 360/VR in Premiere Pro take customers from first edit to final credits faster than ever. Adobe Premiere Rush (formerly Project Rush) is an all-in-one, easy-to-use video editing app that simplifies video creation and sharing on platforms including YouTube and Instagram, while delivering professional quality video results. Premiere Rush is uniquely positioned toward social media marketers, video bloggers, and video enthusiasts who are looking for an all-in-one app to create and share online videos. As part of Adobe Creative Cloud, Premiere Pro and Premiere Rush tightly integrates with other Adobe creative applications. Customers can also subscribe to use Premiere Pro and Premiere Rush as an individual cloud-enabled subscription product, or they can download the free Premiere Rush starter plan.

After Effects

Adobe After Effects is our industry-leading animation and creative compositing app used by a wide variety of motion graphics, visual effects artists, animators, designers and compositors. It offers superior control, a wealth of creative options, and integration with other post-production applications. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator, and Audition. After Effects is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.

Adobe Dimension

Adobe Dimension is designed to make it easy for graphic designers to create high-quality, photorealistic 3D images. Users can composite 2D and 3D assets to build product shots, scene visualizations, and abstract art. Dimension integrates well with other Adobe apps. Users can drag and drop background images from Photoshop and 3D models from Adobe Stock - without leaving Dimension. Dimension is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Adobe Fonts
Adobe Fonts brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop, and endless typographic inspiration. Our full library of commercially-licensed fonts is offered through Adobe Creative Cloud. In addition, customers may subscribe to the standalone Adobe Fonts portfolio plan, or license individual fonts in the Adobe Fonts Marketplace.
Behance
Behance is the leading social community to showcase and discover creative work online. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.
Adobe Spark
Adobe Spark is our integrated web and mobile software for creating and sharing impactful visual stories. Designed for everyday communication, Adobe Spark empowers users to transform words, images, and videos into dynamic web stories that engage audiences across multiple channels and on any device. The Adobe Spark web app seamlessly syncs with Spark Post, Spark Page and Spark Video iOS mobile apps, allowing users to create, edit and share their story from any location regardless of their design experience. Adobe Spark with premium features allows users to apply custom branding to anything they create; the premium product is offered as part of any Adobe Creative Cloud plan or as a standalone subscription. A free version is also still available to attract new users.

Acrobat and Adobe Document Cloud
Adobe Document Cloud modernizes document experiences by offering a complete portfolio of secure digital document solutions that speed business transactions through streamlined digital workflows. With Document Cloud, users can create, review, approve, sign and track documents, whether on a desktop or mobile device.
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
Adobe Acrobat is available to both Adobe Creative Cloud and Adobe Document Cloud subscribers. Customers can also license Acrobat Pro or Acrobat Standard (which has a subset of Acrobat Pro features) as individual point products, either as a cloud-enabled subscription or in the form of desktop software. Adobe Acrobat Reader is also available as a free mobile app that allows users to view, annotate, and scan documents. Acrobat Reader is our free software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored on the Dropbox website or mobile app.
Our Adobe Scan app can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others.
Our Adobe Sign e-signature service allows users to securely electronically send and sign any document from any device. Adobe Sign has a mobile app companion allowing users to e-sign documents and forms, send them for signature, track responses in real-time, and obtain instant signatures with in-person signing. It integrates with users’ enterprise systems through a comprehensive set of applicable programming interfaces, and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign, to create forms and provide seamless experiences to customers across web and mobile sites. Adobe Sign is Microsoft’s preferred e-sign solution and is integrated into Microsoft Office 365, Microsoft Dynamics 365, and Microsoft SharePoint.
Adobe Experience Cloud Products and Services
Adobe Experience Cloud includes our Advertising Cloud, Analytics Cloud, Marketing Cloud, and Magento Commerce Cloud offerings, which are each described below.
Adobe Advertising Cloud
Adobe Advertising Cloud is an independent ad platform that unifies and automates all media, screens, data, and creativity at scale. With Adobe Advertising Cloud and its use of Adobe Sensei AI and data integrations, customers can identify and amplify their high-value audiences for more personal and accurate targeting; seamlessly unite creative, data, and media buying across all screens and formats; protect their brand by preventing their campaigns from mixing with content and properties that do not align with their image; scale bidding and optimization strategies; implement programmatic creative management using automated advertisement creation for both prospecting and retargeting customers; generate advertisements at scale using Adobe Creative Cloud apps; and use data insights that reveal customers’ interests and past behaviors to create relevant, targeted ads. Adobe Advertising Cloud includes Adobe Advertising Cloud Demand Side Platform, Adobe Advertising Cloud Search, Adobe Advertising Cloud TV, and Adobe Advertising Cloud Creative offerings described below.
Adobe Advertising Cloud Demand-Side Platform (DSP)
Adobe Advertising Cloud DSP uses data to build identities and find optimal mixes to reach audiences. Adobe Advertising Cloud DSP manages tactics that span multiple sites simultaneously, effortlessly, and nearly instantly. It is the first independent demand-side platform that brings cross-screen and cross-channel integrations for planning, buying, measurement, and optimization. It is the only omnichannel demand-side platform that supports all forms of TV (linear, addressable, and connected), video, display, native, audio, social, and search campaigns. With real-time, in-dash reporting, custom reports, raw activity logs, and reporting APIs, customers get the ultimate flexibility to analyze campaign performance and make faster, more informed optimization choices. When combined with our proprietary ad creative management platform, integrated brand surveys, and other Adobe Experience Cloud products, customers have the ability to deliver engaging, personalized experiences.
Adobe Advertising Cloud Search
Adobe Advertising Cloud Search powered by Adobe Sensei AI brings customers the most comprehensive search management through the automation of search, shopping, and retargeting campaigns. Adobe Advertising Cloud Search offers model transparency and accuracy reports that give insight into actual performance rather than just forecasts for clicks, cost and revenue. It helps Adobe Sensei to make the right decisions to most efficiently meet customers’ performance goals. With an intuitive navigation and time-saving workflows, it delivers powerful, real-time integration with Adobe Analytics, Adobe Audience Manager and Adobe Campaign and connects users’ data, audience segments, and other marketing channels.
Adobe Advertising Cloud TV
Adobe Advertising Cloud TV advances TV advertising through software. By using data and automation, Adobe Advertising Cloud TV helps customers make smarter TV buying decisions, deliver precision against their audiences, and increase the impact of their TV advertising with access to over 30,000 audience data attributes. With access to the most broadcast and linear cable inventory of any platform, Adobe Advertising Cloud TV opens the door to the entire TV experience – linear, addressable, and connected TV to reach 100+ million households across national, local, video-on-demand, and more.
Adobe Advertising Cloud Creative
Adobe Advertising Cloud Creative uniquely brings together designers and marketing professionals in a self-serve, intuitive interface. The direct integration with Adobe Creative Cloud apps enhances collaboration between customers’ ad production and media teams, enabling users to automatically create thousands of ads at scale. Using Adobe Advertising Cloud Creative, users can target, sequence, iterate, and optimize personalized ad experiences for their audiences. Adobe Advertising Cloud Creative is part of the Adobe Advertising Cloud DSP and can be enabled to work with other media buying properties.
Adobe Analytics Cloud
Adobe Analytics Cloud uses advanced machine learning and automation to provide a core intelligence engine for enterprises that allow customers to put real-time insights into action. With Adobe Analytics Cloud, enterprise-level marketing analytics is made understandable and accessible to everyone in the organization; targeting is improved, as our customers can connect their analytics with real-time activation so the transition from insight to action is fast; users are provided with an objective view of their customers’ journeys across every device and channel that helps them achieve better understanding of their ROI; and segmentation is more precise as our customers can discover and create high-value audiences and understand the best way to reach them. The following is a brief description of the solutions that comprise the Adobe Analytics Cloud.
Adobe Analytics
Adobe Analytics is our industry leading solution that helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. From attribution and predictive modeling to contribution analysis and propensity scoring, Adobe Analytics is immersed in machine learning and AI. With intuitive and interactive dashboards and reports, our customers can sift, sort, and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Our Analysis Workspace provides analysts our most powerful tools available at a click so they can create and curate reusable projects that are customized to their needs. Adobe Analytics enables web, social, video, mobile, attribution, and predictive analytics across online and offline channels to continuously improve the performance of marketing activities. Adobe Analytics lets users integrate everything from web, email, and CRM to voice and connected car data smoothly. It also provides the ability to perform advanced ad-hoc segmentation and to integrate data from offline and third-party sources.
Adobe Audience Manager
Adobe Audience Manager is a data management platform that helps digital publishers build unique audience profiles to identify the most valuable segments and use them across any digital channel. Adobe Audience Manager consolidates audience information from all available sources. It then identifies, quantifies and optimizes high-value target audiences, which can then be offered to advertisers via an integrated, secure, privacy-friendly management system that works across all advertising distribution platforms. Adobe Audience Manager provides access to multiple data sources, offering digital publishers the ability to use a wide variety of third-party data as well as Audience Manager’s private data co-op.
Adobe Marketing Cloud
Adobe Marketing Cloud provides a complete set of integrated digital marketing solutions. It contains everything necessary to deliver first-class digital experiences. Adobe Marketing Cloud enables our customers to manage their content and assets; grow audiences and increase engagement to optimize customer experiences; personalize content and deliver optimized experiences at scale that are meaningful to each of their customers; orchestrate individual cross-channel campaigns that encourage meaningful customer experiences; and plan, orchestrate and measure engagement with their prospects and customers at every stage of the experience journey on a single platform. Adobe Marketing Cloud also provides a solution that allows our customers to monetize video experiences. The following is a brief description of the solutions that comprise the Adobe Marketing Cloud.

Adobe Experience Manager
Adobe Experience Manager is a leading digital experience management solution that uses AI tools to help customers organize, create, and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, our customers can deliver real-time and personalized experiences to their consumers that help build customers’ brand, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management, digital publishing, integrated mobile app development, enterprise-level forms management, and social capabilities, providing customers with tools enabling users to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Campaign
Adobe Campaign is optimized for B2C experiences involving high volume email and cross-channel campaign management. Adobe Campaign enables marketers to manage the customer journey and orchestrate personalized experiences determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers through email, mobile, offline channels, and more. Features also include targeted segmentation, multilingual email execution, real-time interaction, in-app messaging, and operational reporting to easily see how well campaigns are performing.
Adobe Target
Adobe Target lets our customers test, target and personalize content across multiple devices. With Adobe Target, our customers have the tools they need to quickly discover what gets noticed and what increases conversion and engagement. It paves a path from simple testing to targeting to true segmentation and optimization through A/B and multivariate testing, AI-powered automation at scale, content targeting and automated decision-making. Adobe Target capabilities also enable our customers to test and target adaptive or responsive mobile web experiences.
Marketo Engagement Platform

Marketo Engagement Platform is optimized for B2B, cross-channel campaigns requiring lead management, account-based marketing and revenue attribution technology by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Marketo Engagement Platform simplifies how companies plan, orchestrate and measure engagement with prospects and customers at every stage of their experience. It offers a feature-rich and cloud-native platform with a set of solutions for delivering transformative customer experiences across industries and companies of all sizes.
Adobe Primetime
Adobe Primetime is a multiscreen TV platform that helps broadcasters, cable networks, and pay-TV providers create and monetize engaging, personalized viewing experiences. When integrated with Adobe Experience Cloud solutions, media sellers can optimize campaign and advertisement delivery in real time. Adobe Primetime combined with Adobe Analytics captures detailed authentication and viewing behavior across devices and delivers effective insights.
Magento Commerce Cloud
Magento Commerce Cloud offers digital commerce enablement and order orchestration for both physical and digital goods across a range of industries, including consumer packaged goods, retail, wholesale, manufacturing and the public sector. Magento Commerce Cloud brings together digital commerce, order management and predictive intelligence to enable shopping experiences that scale from mid-market to enterprise businesses. Based on an open-source ecosystem, Magento Commerce Cloud extends beyond the web shopping cart to every shoppable experience, including email, mobile, in-store, and marketplaces. Magento Commerce Cloud combined with the Adobe Experience Cloud offers a single, end-to-end platform for content creation, marketing, advertising, analytics and commerce for business-to-business and business-to-consumer customers globally.
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
For fiscal 2018, 2017 and 2016, there were no customers that represented at least 10% of net revenue. As of fiscal year end 2018 and 2017, no single customer was responsible for over 10% of our trade receivables.

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

Customer Success Account Management

Adobe Customer Solutions provides post-sales Customer Success Managers, who work with specific enterprise customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption, and align product capabilities to customers’ business objectives to maximize the return on their investment in Adobe’s offerings. We engage customers to share innovative best practices, relevant industry and vertical knowledge, and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with customer-focused outcomes, notably ongoing customer retention.

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

Certain consumers are eligible to receive Getting Started support, to assist with easy adoption of their products. Support for some products and in some countries may vary. For enterprise customers with greater support needs, we offer personalized service options through Premium Services options, delivered by technical account managers who can also provide proactive risk mitigation services and on-site support services for those with business critical deployments.

Lastly, we also offer delivery assurance, technical support, and enablement services to partners and developer organizations. Through the Adobe Partner Connection Reseller Program, we provide developers with high-quality tools, software development kits, information and services.

Digital Learning Services

Adobe Global Services offers a comprehensive portfolio of learning and enablement services to assist our customer and partner teams in the use of our products, including those within Digital Experience, Digital Media and other legacy products and solutions. Our training portfolio includes a large number of free online self-service learning options on www.training.adobe.com. Adobe Digital Learning Services also has an extensive portfolio of fee-based learning programs including a wide range of traditional classroom, virtual, and on-demand training and certifications delivered by our team of training professionals and partners across the globe.

These core offerings are complemented by our custom learning services, which support our largest enterprise customers and their unique requirements. Solution-specific skills assessments help our enterprise customers objectively assess the knowledge and competencies within their marketing teams and tailor their learning priorities accordingly. Finally, aligned with our cloud strategy, we have introduced a new learning subscription service that enables customers to access both business and technical Digital Experience training over a 12-month period, which is a scalable approach to supporting long-term learning.

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
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult. We believe that our transition from perpetual-use software licenses to a subscription-based business model combined with the increased focus on cloud-based computing has and may continue to improve our efforts to combat the pirating of our products.
EMPLOYEES
As of November 30, 2018, we employed 21,357 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 18, 2019 are as follows:

Name	Age	Positions
Shantanu Narayen	55
Chairman, President and Chief Executive Officer

Mr. Narayen currently serves as our Chairman of the Board, President and Chief Executive Officer. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board of Directors. In January 2017, he was named our Chairman of the Board. Mr. Narayen serves as lead independent director on the board of directors of Pfizer, a multinational pharmaceutical corporation. He previously served as a director of Dell from September 2009 to October 2013. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

John Murphy	50
Executive Vice President and Chief Financial Officer

Mr. Murphy currently serves as our Executive Vice President and Chief Financial Officer. He joined Adobe in March 2017 and served as our Senior Vice President, Chief Accounting Officer and Corporate Controller until April 2018. Prior to joining Adobe, Mr. Murphy served as Senior Vice President, Chief Accounting Officer and Corporate Controller of Qualcomm Incorporated from September 2014 to March 2017. He previously served as Senior Vice President, Controller and Chief Accounting Officer of DIRECTV Inc. from November 2007 until August 2014, and Vice President and General Auditor of DIRECTV from October 2004 to November 2007. Prior to joining DIRECTV he worked at several global companies, including Experian, Nestle, and Atlantic Richfield (ARCO), in a variety of finance and accounting roles. He served as Director of DirecTV Holdings LLC from November 2007 until August 2014. Mr. Murphy serves on the Corporate Advisory Board of the Marshall School of Business at the University of Southern California. He holds an MBA from the Marshall School of Business at the University of Southern California, a B.S. in Accounting from Fordham University and is a Certified Public Accountant.

Name	Age	Positions
Scott Belsky	38
Chief Product Officer and Executive Vice President, Creative Cloud

Mr. Belsky joined Adobe in December 2017 as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He is an early advisor and investor to Pinterest, Uber, and Warby Parker among other early-stage companies, and co-founded and serves on the board of Prefer, a referrals platform that empowers the careers of independent professionals. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and as President of the Smithsonian Cooper-Hewitt National Design Museum board of trustees.

Bryan Lamkin	58
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

Ann Lewnes	57
Executive Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 and currently serves as Executive Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel, The Ad Council, and the Adobe Foundation.

Donna Morris	51
Chief Human Resources Officer and Executive Vice President, Employee Experience

Ms. Morris currently serves as Chief Human Resources Officer and Executive Vice President of Adobe's Global Customer and Employee Experience organization. Ms. Morris joined Adobe as Senior Director of Global Talent Management in April 2002 through the acquisition of Accelio Corporation, a Canadian software company, where she served as Vice President of Human Resources and Learning. In December 2005, Ms. Morris was promoted to Vice President Global Human Resources Operations and subsequently to Senior Vice President Human Resources in March 2007. Ms. Morris is a director of Marvell Technology Group Limited and the Adobe Foundation.

Abhay Parasnis	44
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

Dana Rao	49
Executive Vice President, General Counsel and Corporate Secretary

Mr. Rao currently serves as our Executive Vice President, General Counsel and Corporate Secretary.  He joined Adobe in April 2012 and served as our Vice President, Intellectual Property and Litigation where he spearheaded strategic initiatives including the company’s litigation efforts, and its patent, trademark and copyright portfolio strategies until June 2018.  Prior to joining Adobe, Mr. Rao was with Microsoft Corporation for 11 years, serving in a variety of roles including Associate General Counsel of Intellectual Property and Licensing, where he oversaw all patent matters for Microsoft’s entertainment and devices division as well as the company-wide patent acquisition team. From 1997 until March 2001, he served as a patent attorney at Fenwick & West.  He holds a B.S. in Electrical Engineering from Villanova University and a J.D. from George Washington University.

Name	Age	Positions
Bradley Rencher	45
Executive Vice President and General Manager, Digital Experience

Mr. Rencher serves as Executive Vice President and General Manager of Adobe's Digital Experience business unit. Mr. Rencher joined Omniture, Inc. in January 2008 as Vice President of Corporate Development and was promoted to Senior Vice President of Business Operations prior to Adobe's acquisition of Omniture in 2009. Following the acquisition, he joined Adobe as Vice President of Business Operations. Mr. Rencher was promoted to Vice President and General Manager, Omniture business unit in 2010 and subsequently to Senior Vice President in 2011. Prior to joining Omniture, Mr. Rencher was a member of the technology investment banking team at Morgan Stanley from 2005 to 2008 and a member of the investment banking team at RBC Capital Markets from 1998 to 2004. Mr. Rencher is a director of Pluralsight and the Utah Symphony.

Matthew Thompson	60
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

Mark Garfield	48
Vice President, Chief Accounting Officer and Corporate Controller

Mr. Garfield currently serves as our Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining Adobe in December 2018, Mr. Garfield served as the Vice President of Finance of Cloudflare, Inc. commencing in November 2017. He served as Senior Vice President and Chief Accounting Officer at Symantec Corporation from March 2014 to October 2017. Prior to joining Symantec, he was at Brightstar Corporation where he served primarily as Senior Vice President and Chief Accounting Officer from January 2013 to February 2014. Mr. Garfield served as Director of Finance at Advanced Micro Devices from August 2010 to December 2012. Prior to Advanced Micro Devices, Mr. Garfield also served in senior level finance roles at LoudCloud and Ernst and Young. Mr. Garfield holds a B.A. in Business Economics from University of California at Santa Barbara.

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
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software, or the failure of our third-party service providers’ network or software. If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages could occur, and our customers could suffer impaired performance of our services. Such a strain on our infrastructure capacity could subject us to regulatory notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers as a result, or we could be found liable for damages or incur other losses.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

As a global company, Adobe is subject to global privacy and data security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g. Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU and other countries that have similar trans-border data flow requirements. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g. where personal data must remain in the country). If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.

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
These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in some of our applications and services and those of our third-party service providers. These vulnerabilities could cause such applications and services to crash and could allow an attacker to take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, reviewing our service providers’ security controls, and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
Our Adobe Experience Cloud, Creative Cloud, and Document Cloud offerings typically involve subscription-based offerings pursuant to product and service agreements. Revenue from our subscription customers is generally recognized ratably over the term of their agreements, which typically range from 1 to 36 months. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and customers may not renew their subscriptions at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the terms. Our varied customer base combined with the flexibility we offer in the length of our subscription-based agreements complicates our ability to precisely forecast renewal rates. Therefore, we cannot provide assurance that we will be able to accurately predict future customer renewal rates.
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
Our business could be harmed if we fail to effectively manage critical strategic third-party business relationships.

As our offerings expand and our customer base grows, our relationships with strategic partners become increasingly valuable. If our contractual relationships with these third parties were to terminate, or if we were unable to renew on favorable terms, our business could be harmed. This is especially the case when the third party’s offerings are integrated with our products and services, or where the third party’s offerings are difficult to substitute or replace.  Alternative arrangements for such products and services may not be available to us, or on commercially reasonable terms, and we may experience business interruptions upon a transition to an alternative partner.  The failure of third parties to provide acceptable products and services or to update their technology may result in a disruption to our business operations and those of our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation.

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
In addition, approximately 49% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs.

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, how the principles are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, and could even retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls.
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these new standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part II. Item 8, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
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

Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our program to partially hedge our exposure to foreign currency fluctuations and make adjustments as necessary. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
We have issued $1.9 billion of notes in debt offerings and have a $2.25 billion term loan, and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $1.9 billion in senior unsecured notes and a $2.25 billion senior unsecured term loan outstanding. We also have a $1 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

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

Our senior unsecured notes and senior unsecured credit agreements impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility and term loan could increase. Downgrades in our credit ratings could also affect the terms of any such financing and restrict our ability to obtain additional financing in the future.
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
 While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to prolonged droughts due to climate change. In the event of a natural disaster that disrupts business due to limited access to these resources, we have the potential to experience losses to our business, and added costs to resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s (“FSB”) Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations.

Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of November 30, 2018 consisted of corporate debt securities, foreign government securities and U.S. Treasury securities, money market mutual funds, municipal securities, time deposits and asset-backed securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 30, 2018, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of our principal properties during fiscal 2018:

Location	Owned / Leased	Approximate Square Footage		Use
Americas:
San Jose, California	Owned & leased	1,081,000	(1)	Research, product development, sales, marketing and administration
San Francisco, California	Owned & leased	549,000	(2)	Research, product development, sales, marketing and administration
Lehi, Utah	Owned & leased	282,000	(3)	Research, product development, sales, marketing and administration
Hillsboro, Oregon	Owned	85,000		Data center
APAC:
Bangalore, India	Owned & leased	422,000	(4)	Research, product development, sales and administration
Noida, India	Owned & leased	554,000	(5)	Research, product development, sales and administration
Japan	Leased	64,000		Research, product development, sales and administration
EMEA:
Bucharest, Romania	Leased	97,000		Research and product development
Dublin, Ireland	Leased	42,000		Administration
Maidenhead, United Kingdom	Leased	49,000		Product development, sales, marketing and administration
_________________________________________

(1)	We own approximately 989,000 square feet of our San Jose properties where our headquarters is located.

(2)	We own approximately 346,000 square feet of our San Francisco properties.

(3)	We own approximately 257,000 square feet of our Lehi properties.

(4)	We own approximately 250,000 square feet of our Bangalore properties.

(5)	We own our Noida properties except for a land lease for one of our buildings. The term for the land lease is until 2091.

We lease or sublease the properties we occupy under operating leases. Such leases expire at various times through 2031, with the exception of our ground lease in Noida.

In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 91%.

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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in our Consolidated Financial Statements and notes thereto, we have determined that no provision for liability or disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Stockholders
According to the records of our transfer agent, there were 1,030 holders of record of our common stock on January 18, 2019. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 30, 2018. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan
	(in thousands, except average price per share)
Beginning repurchase authority (1)				$8,397,282
September 1 — September 28, 2018
Shares repurchased	945	$261.72	945	$(247,282)
October 27 — November 30, 2018
Shares repurchased	616	$243.52	616	$(150,000)	(2)
Total	1,561		1,561	$8,000,000

_________________________________________

(1)
In January 2017, the Board of Directors granted authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, the Board of Directors approved another authority to repurchase up to $8.0 billion in common stock through the end of fiscal 2021. As of November 30, 2018, there is no remaining balance under our January 2017 authority.

(2)
In October 2018, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $300 million. As of November 30, 2018, approximately $150.0 million of the prepayment remained under this agreement.

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

	Fiscal Years
	2018	2017	2016	2015	2014
Operations:
Revenue	$9,030,008	$7,301,505	$5,854,430	$4,795,511	$4,147,065
Gross profit	$7,835,009	$6,291,014	$5,034,522	$4,051,194	$3,524,985
Income before income taxes	$2,793,876	$2,137,641	$1,435,138	$873,781	$361,376
Net income	$2,590,774	$1,693,954	$1,168,782	$629,551	$268,395
Net income per share:
Basic	$5.28	$3.43	$2.35	$1.26	$0.54
Diluted	$5.20	$3.38	$2.32	$1.24	$0.53
Shares used to compute basic net income per share	490,564	493,632	498,345	498,764	497,867
Shares used to compute diluted net income per share	497,843	501,123	504,299	507,164	508,480
Financial position:(1)
Cash, cash equivalents and short-term investments	$3,228,962	$5,819,774	$4,761,300	$3,988,084	$3,739,491
Working capital(2)	$555,913	$3,720,356	$3,028,139	$2,608,336	$2,107,893
Total assets	$18,768,682	$14,535,556	$12,697,246	$11,714,500	$10,781,991
Debt, non-current	$4,124,800	$1,881,421	$1,892,200	$1,895,259	$907,248
Stockholders’ equity	$9,362,114	$8,459,869	$7,424,835	$7,001,580	$6,775,905
Additional data:
Worldwide employees	21,357	17,973	15,706	13,893	12,499
_________________________________________

(1)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2018.

(2)
For fiscal 2014, our working capital did not include the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. The new standard was adopted prospectively starting fiscal 2015.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
ACQUISITIONS
During fiscal 2018, we completed our acquisitions of Marketo, a privately held marketing cloud platform company, for $4.74 billion and Magento, a privately held commerce platform company, for $1.64 billion. As of the end of fiscal 2018, we are continuing to integrate Marketo and Magento into our Digital Experience reportable segment.
During fiscal 2017, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for $560.8 million. As of the end of fiscal 2018, we have integrated TubeMogul into our Digital Experience reportable segment.
We also completed other immaterial business acquisitions during the fiscal years presented.
See Note 2 of our Notes to Consolidated Financial Statements for pro forma financial information related to the Marketo acquisition. Pro forma information has not been presented for our other acquisitions during the fiscal years presented as the impact to our Consolidated Financial Statements was not material.
Subsequent to November 30, 2018, we acquired the remaining interest in Allegorithmic SAS (“Allegorithmic”), a privately held 3D editing and authoring software company for gaming and entertainment, for approximately $105.0 million in cash consideration. Allegorithmic will be integrated into our Digital Media reportable segment for financial reporting purposes in the first quarter of fiscal 2019.

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
We believe that the assumptions, judgments and estimates involved in the accounting for business combinations and income taxes have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;

•
the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio;

•	the expected use of the acquired assets; and

•	discount rates.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the deferred revenue obligations assumed. The estimated fair value of these obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities.
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
RESULTS OF OPERATIONS
Overview of 2018
For fiscal 2018, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience (formerly Digital Marketing), while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich and immersive content. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-based services including storage and syncing of files across users’ machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.

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

We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new desktop and mobile applications, as well as targeted promotions and offers that attract past customers and potential users to try out and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.

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

Creative ARR exiting fiscal 2018 was $6.03 billion, up from $4.77 billion at the end of fiscal 2017. Document Cloud ARR exiting fiscal 2018 was $801 million, up from $614 million at the end of fiscal 2017. Total Digital Media ARR grew to $6.83 billion at the end of fiscal 2018, up from $5.39 billion at the end of fiscal 2017. Revaluing our ending ARR for fiscal 2018 using currency rates at the beginning of fiscal 2019, our Digital Media ARR at the end of fiscal 2018 would be $6.71 billion or approximately $123 million lower than the ARR reported above.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2018 was $5.34 billion, up from $4.17 billion in fiscal 2017 and representing 28% year-over-year growth. Document Cloud revenue in fiscal 2018 was $981.8 million, up from $836.7 million in fiscal 2017 and representing 17% year-over-year revenue growth as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $6.33 billion in fiscal 2018, up from $5.01 billion in fiscal 2017 and representing 26% year-over-year growth.

We are a market leader in the fast-growing category addressed by our Digital Experience segment. Our Digital Experience business provides comprehensive solutions that include analytics, social marketing, targeting, media optimization, digital experience management, cross-channel campaign management, marketing automation, audience management, commerce, premium video delivery and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance.

Our hierarchy of solutions in the Digital Experience segment, available in our Adobe Experience Cloud, consists of the following cloud offerings:

•
Adobe Advertising Cloud—delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens.

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

•
Adobe Marketing Cloud—provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target, Marketo Engagement Platform and Adobe Primetime.

•
Magento Commerce Cloud—provides digital commerce, order management and predictive intelligence based on a unified commerce platform enabling shopping experiences across a wide array of industries. This cloud offering was integrated into the Adobe Experience Cloud after our acquisition of privately held Magento in June 2018.

In addition to chief marketing officers, chief revenue officers and digital marketers, users of our Adobe Experience Cloud solutions include advertisers, campaign managers, digital marketers, publishers, data analysts, content managers, social marketers and marketing executives. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.

In October 2018, we acquired privately held marketing cloud platform company Marketo. We began integrating Magento, as discussed above, and Marketo into our Digital Experience business in the second half of fiscal 2018.

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

We achieved record Adobe Experience Cloud revenue of $2.44 billion in fiscal 2018, up from $2.03 billion in fiscal 2017 which represents 20% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue across our offerings which grew to $1.95 billion in fiscal 2018 from $1.55 billion in fiscal 2017, representing 26% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue, to a lesser extent, was revenue associated with Magento’s commerce platform offerings and Marketo’s marketing cloud platform offerings. We expect that the addition of Marketo and Magento, and continued demand across our portfolio of Adobe Experience Cloud solutions, will drive revenue growth in future years.

Financial Performance Summary for Fiscal 2018

•
Total Digital Media ARR of approximately $6.83 billion as of November 30, 2018 increased by $1.44 billion, or 27%, from $5.39 billion as of December 1, 2017. The change in our Digital Media ARR was primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue of $5.34 billion increased by $1.17 billion, or 28%, during fiscal 2018, from $4.17 billion in fiscal 2017. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $2.44 billion increased by $413.4 million, or 20%, during fiscal 2018, from $2.03 billion in fiscal 2017. The increase was primarily due to the increase in subscription revenue across our offerings.

•
Our total deferred revenue of $3.05 billion as of November 30, 2018 increased by $559.1 million, or 22%, from $2.49 billion as of December 1, 2017. The increase was primarily due to increases in new contracts and the timing of renewals related to our Digital Media offerings and, to a lesser extent, deferred revenue assumed from Magento and Marketo.

•
Cost of revenue of $1.19 billion increased by $184.5 million, or 18%, during fiscal 2018, from $1.01 billion in fiscal 2017. The increase was primarily due to increases in media rebill costs associated with our Advertising Cloud offerings and hosting services and data center costs.

•
Operating expenses of $4.99 billion increased by $871.7 million, or 21%, during fiscal 2018, from $4.12 billion in fiscal 2017. The increase was primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth.

•
Net income of $2.59 billion increased by $896.8 million, or 53%, during fiscal 2018 from $1.69 billion in fiscal 2017 primarily due to increases in subscription revenue and, to a lesser extent, the decrease in the provision for income taxes.

•	Net cash flow from operations of $4.03 billion during fiscal 2018 increased by $1.12 billion, or 38%, from $2.91 billion during fiscal 2017 primarily due to higher net income.
Revenue (dollars in millions)
Revenue for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53-week financial calendar whereby fiscal 2016 was a 53-week year compared with fiscal 2018 and 2017, which were 52-week years.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Subscription	$7,922.2	$6,133.9	$4,584.8	29%	34%
Percentage of total revenue	88%	84%	78%
Product	622.1	706.7	800.5	(12)%	(12)%
Percentage of total revenue	7%	10%	14%
Services and support	485.7	460.9	469.1	5%	(2)%
Percentage of total revenue	5%	6%	8%
Total revenue	$9,030.0	$7,301.5	$5,854.4	24%	25%
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of service.
We have the following reportable segments—Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for fiscal 2018, 2017 and 2016 is as follows (dollars in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Digital Media	$5,857.7	$4,480.8	$3,370.8	31%	33%
Digital Experience	1,949.3	1,552.5	1,123.2	26%	38%
Publishing	115.2	100.6	90.8	15%	11%
Total subscription revenue	$7,922.2	$6,133.9	$4,584.8	29%	34%

In fiscal 2018, we moved our legacy enterprise offerings from our Digital Experience segment into Publishing. Prior year information in the table above has been reclassified to reflect this change. See below for additional details.

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

Segments
In fiscal 2018, we categorized our products into the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, small and medium businesses and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include traditional content creators, web application developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents.

•
Digital Experience—Our Digital Experience segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers. This segment also includes our Marketo marketing cloud platform offerings and Magento commerce platform offerings, both acquired in fiscal 2018.

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms.

In fiscal 2018, we moved our legacy enterprise offerings—Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform—from our Digital Experience segment into Publishing, in order to more closely align our Digital Experience business with the strategic growth opportunity. Prior year information in the tables below have been reclassified to reflect this change.

Segment Information (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Digital Media	$6,325.3	$5,010.6	$3,941.0	26%	27%
Percentage of total revenue	70%	69%	67%
Digital Experience	2,443.7	2,030.3	1,631.4	20%	24%
Percentage of total revenue	27%	28%	28%
Publishing	261.0	260.6	282.0	—%	(8)%
Percentage of total revenue	3%	3%	5%
Total revenue	$9,030.0	$7,301.5	$5,854.4	24%	25%
Fiscal 2018 Revenue Compared to Fiscal 2017 Revenue
Digital Media
Revenue from Digital Media increased $1.31 billion during fiscal 2018 as compared to fiscal 2017, primarily driven by increases in revenue associated with our Creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during fiscal 2018. The increase was primarily due to an increase in subscription revenue across all of our Creative Cloud offerings driven by the increase in net new subscriptions.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2018 as compared to fiscal 2017 primarily due to increases in subscriptions revenue driven by strong adoption of our Document Cloud.

Digital Experience
Revenue from Digital Experience increased $413.4 million during fiscal 2018, as compared to fiscal 2017 primarily due to subscription revenue growth associated with our Adobe Experience Cloud offerings. The increase in subscription revenue was primarily driven by continued adoption of our AEM offerings which is part of our Marketing Cloud and growth in revenue associated with our Analytics Cloud. Also contributing to the increase in subscription revenue, but to a lesser extent, was revenue associated with our Magento Commerce Cloud and Advertising Cloud.

Fiscal 2017 Revenue Compared to Fiscal 2016 Revenue
Digital Media
Revenue from Digital Media increased $1.07 billion during fiscal 2017 as compared to fiscal 2016, primarily driven by increases in revenue associated with our creative offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during fiscal 2017 as compared to fiscal 2016. The increase was primarily due to an increase in subscription revenue associated with our Creative Cloud offerings driven by increases in individual, team and enterprise subscriptions. Also contributing to the increase in revenue was revenue growth associated with our Creative Cloud Photography Plan subscription offering.

Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2017 as compared to fiscal 2016 primarily due to increases in Document Cloud subscription revenue, offset in part by expected declines in revenue associated with our perpetually licensed Acrobat offering. Also contributing to the increase in Document Cloud revenue was an increase in Adobe Sign revenue.

Digital Experience
Revenue from Digital Experience increased $398.9 million during fiscal 2017, as compared to fiscal 2016 primarily due to subscription revenue growth associated with our Adobe Experience Cloud. The increase in subscription revenue was driven by strong performance with our Marketing Cloud offerings, which include AEM and Adobe Campaign, and our Analytics Cloud offerings, which includes Audience Manager. Also contributing to the increase in Adobe Experience Cloud revenue were increases in revenue associated with our Advertising Cloud offerings, including TubeMogul which we acquired in fiscal 2017.
Geographical Information (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Americas	$5,116.8	$4,216.5	$3,400.1	21%	24%
Percentage of total revenue	57%	58%	58%
EMEA	2,550.0	1,985.1	1,619.2	28%	23%
Percentage of total revenue	28%	27%	28%
APAC	1,363.2	1,099.9	835.1	24%	32%
Percentage of total revenue	15%	15%	14%
Total revenue	$9,030.0	$7,301.5	$5,854.4	24%	25%
Fiscal 2018 Revenue by Geography Compared to Fiscal 2017 Revenue by Geography
Overall revenue during fiscal 2018 increased in all geographic regions as compared to fiscal 2017 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. Further, the overall increase in EMEA revenue during fiscal 2018 was positively impacted by the relative weakening of the U.S. Dollar against EMEA currencies as discussed below.
Fiscal 2017 Revenue by Geography Compared to Fiscal 2016 Revenue by Geography
Overall revenue during fiscal 2017 increased in all geographic regions as compared to fiscal 2016 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above. The overall increase in EMEA revenue was slightly offset by declines due to the relative strength of the U.S. Dollar against EMEA currencies as discussed below.

Included in the overall change in revenue for fiscal 2018 and fiscal 2017 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Fiscal 2018	Fiscal 2017
Revenue impact:	Increase/(Decrease)
Euro	$96.3	$(2.3)
British Pound	21.6	(46.1)
Japanese Yen	2.8	4.0
Other currencies	1.9	6.1
Total revenue impact	122.6	(38.3)
Hedging impact:
Euro	29.1	13.7
British Pound	11.3	7.1
Japanese Yen	8.2	12.1
Total hedging impact	48.6	32.9
Total impact	$171.2	$(5.4)
During fiscal 2018, the U.S. Dollar weakened against EMEA currencies, which positively impacted revenue in U.S. Dollar equivalents. In addition, we had $48.6 million in hedging gains from our EMEA currency hedging programs during fiscal 2018.
During fiscal 2017, the U.S. Dollar strengthened against the British Pound, which negatively impacted revenue in EMEA measured in U.S. Dollar equivalents. The net foreign currency impact to revenue was offset in part by hedging gains from our EMEA and Japanese Yen currencies hedging programs during fiscal 2017.

See Note 17 of our Notes to the Consolidated Financial Statements for further geographic information.

Backlog
Deferred revenue on our consolidated balance sheet consists of billings and payments received in advance of revenue recognition for our products and solutions and does not represent the total contract value of existing annual or multi-year, non-cancellable commercial subscription, SaaS and managed services agreements or government contracts with fiscal funding clauses. Unbilled deferred revenue represents expected future billings that are contractually committed under our existing subscription, SaaS and managed services agreements that have not been invoiced and are not recorded in deferred revenue within our financial statements. Our presentation of unbilled deferred revenue backlog may differ from that of other companies in the industry. As of November 30, 2018, we had unbilled deferred revenue backlog, including that of our fiscal 2018 acquisitions, of approximately $5.05 billion of which approximately 40% to 50% is not reasonably expected to be billed during fiscal 2019. Comparatively, we had unbilled deferred revenue backlog of approximately $3.94 billion as of December 1, 2017, of which approximately 40% to 50% was not reasonably expected to be billed during fiscal 2018.

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

Cost of Revenue (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Subscription	$807.2	$623.0	$461.9	30%	35%
Percentage of total revenue	9%	9%	8%
Product	46.0	57.1	68.9	(19)%	(17)%
Percentage of total revenue	1%	1%	1%
Services and support	341.8	330.4	289.1	3%	14%
Percentage of total revenue	4%	5%	5%
Total cost of revenue	$1,195.0	$1,010.5	$819.9	18%	23%
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
Cost of subscription revenue increased due to the following:

	% Change 2018-2017	% Change 2017-2016
Media rebill costs	8%	9%
Hosting services and data center costs	8	7
Royalty costs	4	6
Base compensation and related benefits associated with headcount	1	6
Incentive compensation, cash and stock-based	3	5
Amortization of purchased intangibles	2	2
Depreciation expense	—	(1)
Software licenses	2	—
Various individually insignificant items	2	1
Total change	30%	35%
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during fiscal 2018 and fiscal 2017 as compared to the corresponding year-ago periods primarily due to decreased royalty costs as a result of declines in obligations to certain key vendors for technology use.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased due to the following:

	% Change 2018-2017	% Change 2017-2016
Base compensation and related benefits associated with headcount	1%	13%
Incentive compensation, cash and stock-based	1	1
Professional and consulting fees	—	(3)
Various individually insignificant items	1	3
Total change	3%	14%
Compensation costs increased during fiscal 2017 as compared to fiscal 2016 primarily due to increases in headcount resulting from decreased usage of outside consultants that were providing consulting and training services to customers.
Operating Expenses (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Research and development	$1,537.8	$1,224.1	$976.0	26%	25%
Percentage of total revenue	17%	17%	17%
Sales and marketing	2,620.8	2,197.6	1,910.2	19%	15%
Percentage of total revenue	29%	30%	33%
General and administrative	744.9	624.7	576.2	19%	8%
Percentage of total revenue	8%	9%	10%
Amortization of purchased intangibles	91.1	76.5	78.5	19%	(3)%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$4,994.6	$4,122.9	$3,540.9	21%	16%
Research and Development, Sales and Marketing and General and Administrative Expenses
Research and development, sales and marketing and general and administrative expenses increased during fiscal 2018 as compared to fiscal 2017 due to increases in base compensation and related benefits costs and stock-based compensation expenses associated with headcount growth.
Research and development, sales and marketing and general and administrative expenses increased during fiscal 2017 as compared to fiscal 2016 primarily due to increases in base compensation and related benefits costs driven by headcount increases and stock-based compensation expense.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

	% Change 2018-2017	% Change 2017-2016
Base compensation and related benefits associated with headcount	14%	11%
Incentive compensation, cash and stock-based	8	9
Professional and consulting fees	3	4
Various individually insignificant items	1	1
Total change	26%	25%
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
Sales and marketing expenses as a percentage of revenue during fiscal 2018 decreased slightly compared to fiscal 2017 primarily due to our revenue growing at a faster pace compared with the increases in sales and marketing expenses.

Sales and marketing expenses increased due to the following:

	% Change 2018-2017	% Change 2017-2016
Base compensation and related benefits associated with headcount	7%	5%
Incentive compensation, cash and stock-based	6	2
Professional and consulting fees	—	2
Marketing spending related to product launches and overall marketing efforts	2	4
Various individually insignificant items	4	2
Total change	19%	15%
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
General and administrative expenses increased due to the following:

	% Change 2018-2017	% Change 2017-2016
Professional and consulting fees	10%	1%
Base compensation and related benefits associated with headcount	2	2
Incentive compensation, cash and stock-based	5	3
Facilities and telecom	2	2
Total change	19%	8%
Professional and consulting fees increased from fiscal 2018 as compared to fiscal 2017 primarily due to incurred transaction costs associated with our acquisitions of Magento and Marketo both of which closed in fiscal 2018.
Amortization of Purchased Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fourteen years.
Amortization expense increased during fiscal 2018 as compared to fiscal 2017. The increase was primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in the third and fourth quarter of fiscal 2018, respectively, and partially offset by certain fully amortized acquired intangible assets from previous acquisitions. We expect that intangible assets purchased through our acquisitions of Magento and Marketo will continue to increase our amortization expense in future periods.
Amortization expense remained relatively consistent during fiscal 2017 as compared to fiscal 2016. The decreases associated with certain fully amortized acquired intangible assets from previous acquisitions were offset by increases associated with intangible assets purchased through our acquisition of TubeMogul in the first quarter of fiscal 2017.

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Interest and other income (expense), net	$39.5	$36.4	$13.5	9%	170%
Percentage of total revenue	**	**	**
Interest expense	(89.2)	(74.4)	(70.4)	20%	6%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	3.2	7.5	(1.6)	*	*
Percentage of total revenue	**	**	**
Total non-operating income (expense), net	$(46.5)	$(30.5)	$(58.5)	52%	(48)%
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
Interest Expense
Interest expense primarily represents interest associated with our term loan, senior notes and interest rate swaps. In October 2018, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan for the purpose of partially funding the purchase price for our acquisition of Marketo. Interest on our Term Loan is payable periodically at the end of each interest period, whereas interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1. Floating interest payments on the interest rate swaps are paid monthly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. See Notes 5 and 15 of our Notes to Consolidated Financial Statements for further details regarding our interest rate swaps and debt, respectively.
Interest expense increased during fiscal 2018 as compared to fiscal 2017 primarily due to higher short-term floating interest rates on interest rate swaps and higher average debt balances.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.

Provision for Income Taxes (dollars in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	% Change 2018-2017	% Change 2017-2016
Provision	$203.1	$443.7	$266.4	(54)%	67%
Percentage of total revenue	2%	6%	5%
Effective tax rate	7%	21%	19%
Our effective tax rate decreased by approximately 14 percentage points during fiscal 2018 as compared to fiscal 2017. The lower effective tax rate was primarily due to the effects of the Tax Act enacted on December 22, 2017 and a change to our corporate tax structure from which we serve our foreign customers that provided us the ability to deduct more expenses against our earnings in the U.S.
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
The above noted Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory corporate tax rate from 35% to 21%. Reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 22.2%, which will be reduced to 21% in fiscal 2019 and thereafter.
During fiscal 2018, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of November 30, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes and recorded a tax charge of $10 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized.
As part of the adoption of a new territorial tax system we recorded a transition tax expense of $176 million on deferred foreign earnings, long-term income taxes payable of $504 million, other tax liabilities of $19 million, and a reduction in our deferred tax liabilities of $347 million. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, we reclassified $40 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019.
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

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $196.2 million, $172.9 million and $178.4 million for fiscal 2018, 2017 and 2016, respectively. If the total unrecognized tax benefits at November 30, 2018, December 1, 2017 and December 2, 2016 were recognized, $145.2 million, $135.0 million and $144.5 million would decrease the respective effective tax rates, which were net of estimated $51.0 million, $37.9 million, and $33.9 million federal benefits related to deducting certain payments on future federal and state tax returns for fiscal 2018, 2017, and 2016, respectively.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $24.6 million and $23.6 million for fiscal 2018 and 2017, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance of short-term and long-term assets, liabilities and income taxes payable. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential effect in underlying unrecognized tax benefits ranging from $0 to approximately $45 million.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 30, 2018	December 1, 2017
Cash and cash equivalents	$1,642.8	$2,306.1
Short-term investments	$1,586.2	$3,513.7
Working capital	$555.9	$3,720.4
Stockholders’ equity	$9,362.1	$8,459.9
A summary of our cash flows is as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net cash provided by operating activities	$4,029.3	$2,912.9	$2,199.7
Net cash used for investing activities	(4,685.3)	(442.9)	(960.0)
Net cash used for financing activities	(5.6)	(1,183.7)	(1,090.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.7)	8.5	(14.2)
Net increase (decrease) in cash and cash equivalents	$(663.3)	$1,294.8	$134.8

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

Cash Flows from Operating Activities
For fiscal 2018, net cash provided by operating activities of $4.03 billion was primarily comprised of net income plus the net effect of non-cash items, including adjustments to deferred income taxes related to the Tax Act. The primary working capital sources of cash were net income coupled with increases to taxes payable and deferred revenue. The increase in income taxes payable was primarily driven by the one-time transition tax recorded pursuant to the Tax Act. The increase in deferred revenue was principally due to increases in Digital Media site and term licenses and from our acquisition of Magento and Marketo in the third and fourth quarters of fiscal 2018, respectively. The primary working capital use of cash was the increase in prepaid expenses driven by the timing of billings and payments of maintenance and support services associated with our licensed technologies and increases in prepaid insurance.
For fiscal 2017, net cash provided by operating activities of $2.91 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increased subscriptions for our Creative Cloud offerings and increases in Digital Experience hosted services. The increase in accrued expenses is primarily due to the increase in accruals for compensation costs and employee benefits driven by headcount growth, and increased accrued media costs associated with our Advertising Cloud offerings, including TubeMogul. The primary working capital uses of cash were increases in trade receivables, payments of trade payables assumed as part of the TubeMogul acquisition, and a decrease in income taxes payable. Trade receivables increased primarily due to revenue linearity, higher revenue levels, and increased media receivables attributable to TubeMogul. Income taxes payable decreased primarily due to taxes paid in excess of the tax provision increase.
For fiscal 2016, net cash provided by operating activities of $2.20 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses. The increase in deferred revenue was primarily due to increased subscriptions for our Creative Cloud offerings and increases in Digital Experience hosted services. The increase in accrued expenses is primarily due to the increase in accruals for compensation costs and employee benefits driven by the increase in headcount. The primary working capital uses of cash were increases in trade receivables, prepaid expenses and other current assets, and a decrease in income taxes payable. Trade receivables increased primarily due to higher revenue levels. Prepaid expenses and other current assets increased primarily due to advanced tax payments made in the fourth quarter of fiscal 2016. Income taxes payable decreased primarily due to the completion of certain income tax audits in fiscal 2016, offset in part by increases to the tax provision in excess of taxes paid.

Cash Flows from Investing Activities
For fiscal 2018, net cash used for investing activities of $4.69 billion was primarily due to our acquisitions of Magento and Marketo during the third and fourth quarter of fiscal 2018, respectively. Other uses of cash included purchases of property and equipment and short-term investments. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments.
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
See Note 2 of our Notes to Consolidated Financial Statements for more detailed information regarding our acquisitions.
Cash Flows from Financing Activities
For fiscal 2018, net cash used for financing activities was $5.6 million. Primary uses of cash were payments made for our treasury stock repurchases and taxes related to net share settlement of equity awards. These were offset by the proceeds of our $2.25 billion senior unsecured term loan (the “Term Loan”) which partially funded our acquisition of Marketo. Funds were received net of issuance costs on October 31, 2018 upon closing of the acquisition. The Term Loan will mature 18 months following the initial funding date.
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

See Note 2 of our Notes to Consolidated Financial Statements for more detailed information regarding our acquisitions. See the section titled “Stock Repurchase Program” discussed below.
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

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2019 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
On October 17, 2018, we entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for a five-year $1 billion senior unsecured revolving credit facility, which replaces our previous five-year $1 billion senior unsecured revolving credit agreement dated as of March 2, 2012. The new credit agreement continues to provide for loans to us and certain of our subsidiaries through October 17, 2023. As of November 30, 2018, there were no outstanding borrowings under this credit agreement and the entire $1 billion credit line remains available for borrowing.

As of November 30, 2018, we have a $2.25 billion Term Loan outstanding due April 30, 2020. As of November 30, 2018, the amount outstanding under our senior notes was $1.9 billion, consisting of $900 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes”) and $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes,” and together with the 2020 Notes, the “Notes”). The Notes and Term Loan rank equally with our other unsecured and unsubordinated indebtedness.

Subsequent to November 30, 2018, we acquired the remaining interest in Allegorithmic for approximately $105.0 million in cash consideration. See Note 2 of our Notes to Consolidated Financial Statements for more detailed information regarding our acquisition of Allegorithmic.

Our short-term investment portfolio is primarily invested in corporate debt securities, U.S. Treasury securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved a stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, our Board of Directors granted us additional authority to repurchase up to $8.0 billion in common stock through the end of fiscal 2021.
During fiscal 2018, 2017 and 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.05 billion, $1.10 billion, and $1.08 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than our estimate of the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
The following is a summary of our stock repurchases executed with large financial institutions during fiscal 2018, 2017 and 2016 (in thousands, except average per share amounts):

Board Approval Date	Repurchases Under the Plan	2018		2017		2016
		Shares	Average	Shares	Average	Shares	Average
January 2015	Structured repurchases	—	$—	4,263	$118.00	10,428	$97.16
January 2017	Structured repurchases	8,686	$230.43	3,923	$151.80	—	$—
Total shares		8,686	$230.43	8,186	$134.20	10,428	$97.16
Total cost		$2,001,500		$1,098,595		$1,013,131

For fiscal 2018, 2017 and 2016, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 30, 2018, December 1, 2017 and December 2, 2016 were excluded from the computation of earnings per share. As of November 30, 2018, $150.0 million of prepayments from our May 2018 authority remained under the agreement.
Subsequent to November 30, 2018, as part of the $8 billion stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $500 million stock repurchase agreement, $7.35 billion remains under our May 2018 authority. As of November 30, 2018, there is no remaining balance under our January 2017 authority.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 30, 2018.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 30, 2018 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Transition Taxes Liability
As a result of the Tax Act enacted on December 22, 2017, all historical undistributed foreign subsidiary earnings were subject to a mandatory one-time transition tax. During fiscal 2018, we recorded a transition tax liability of $504 million and other tax liabilities, including state, of $6 million. Under an election of the Tax Act, the transition tax is payable over eight years beginning in fiscal 2019, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As we repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S., the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continuously evaluate the future cash needs of our global operations to determine the amount of foreign earnings that is not necessary to be permanently reinvested in our foreign subsidiaries.
Contractual Obligations
The following table summarizes our contractual obligations as of November 30, 2018 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes and Term Loan, including interest	$4,538.5	$153.3	$3,271.2	$65.0	$1,049.0
Operating lease obligations	666.5	79.4	156.1	119.1	311.9
Purchase obligations	733.8	346.3	335.3	48.2	4.0
Total	$5,938.8	$579.0	$3,762.6	$232.3	$1,364.9
Term Loan

As of November 30, 2018, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. Based on the LIBOR rate at November 30, 2018, our estimated maximum commitment for interest payments was $112.8 million for the remaining duration of the Term Loan.
Senior Notes
As of November 30, 2018, our outstanding Notes payable consist of the 2020 Notes and 2025 Notes with a total carrying value of $1.88 billion. Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At November 30, 2018, our maximum commitment for interest payments under the Notes was $275.4 million for the remaining duration of our Notes. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR plus a fixed number of basis points through February 1, 2020.
Covenants
Our Term Loan and Revolving Credit Agreement contain similar financial covenants requiring us not to exceed a maximum leverage ratio. As of November 30, 2018, we were in compliance with the covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.

Under the terms of our Term Loan and Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
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
Our significant foreign currency revenue exposures for fiscal 2018, 2017 and 2016 were as follows (in millions, except Japanese Yen):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Euro	€1,309.9	€1,044.7	€825.6
Japanese Yen (in billions)	¥60.8	¥51.0	¥38.7
British Pounds	£423.1	£338.4	£263.5
As of November 30, 2018, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $1.55 billion, which included the notional equivalent of $805.0 million in Euros, $275.3 million in British Pounds, $331.8 million in Japanese Yen and $140.3 million in other foreign currencies. As of November 30, 2018, all contracts were set to expire at various dates through June 2019. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements that have the ability to further limit credit-related losses with the same counterparty by permitting net settlement transactions.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 30, 2018. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $48.2 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $60.7 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses.

We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 30, 2018 and December 1, 2017, this long-term investment exposure totaled an absolute notional equivalent of $292.3 million and $190.5 million, respectively, with the year-over-year increase primarily driven by earnings growth. At this time, we do not hedge these long-term investment exposures.
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

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 30, 2018, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities
We hedge exposures related to our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in the fair value recorded as interest and other income, net. These foreign exchange contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these contracts are intended to offset gains and losses on the assets and liabilities being hedged. At November 30, 2018, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 30, 2018, we had debt securities classified as short-term investments of $1.59 billion. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$612.1
Due between one and two years	564.2
Due between two and three years	282.2
Due after three years	127.7
Total	$1,586.2
A sensitivity analysis was performed on our investment portfolio as of November 30, 2018. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.

The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 30, 2018 and December 1, 2017 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/30/18	+50 BPS	+100 BPS	+150 BPS
$1,617.5	$1,607.1	$1,596.6	$1,586.2	$1,575.7	$1,565.3	$1,554.8
-150 BPS	-100 BPS	-50 BPS	Fair Value 12/1/17	+50 BPS	+100 BPS	+150 BPS
$3,595.2	$3,568.1	$3,540.9	$3,513.7	$3,486.5	$3,459.3	$3,432.1
Term Loan
As of November 30, 2018, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
Senior Notes
As of November 30, 2018, the amount outstanding under our Notes was $1.9 billion. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of November 30, 2018, the total carrying amount of the Notes was $1.88 billion and the related fair value based on observable market prices in less active markets was $1.89 billion.

Other Market Risk
Privately Held Long-Term Investments
The privately held companies in which we invest can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have immaterial exposure on our long-term investments in privately held companies as these investments were not significant as of November 30, 2018 and December 1, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 30, 2018	December 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,642,775	$2,306,072
Short-term investments	1,586,187	3,513,702
Trade receivables, net of allowances for doubtful accounts of $14,981 and $9,151, respectively	1,315,578	1,217,968
Prepaid expenses and other current assets	312,499	210,071
Total current assets	4,857,039	7,247,813
Property and equipment, net	1,075,072	936,976
Goodwill	10,581,048	5,821,561
Purchased and other intangibles, net	2,069,001	385,658
Other assets	186,522	143,548
Total assets	$18,768,682	$14,535,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$186,258	$113,538
Accrued expenses	1,163,185	993,773
Income taxes payable	35,709	14,196
Deferred revenue	2,915,974	2,405,950
Total current liabilities	4,301,126	3,527,457
Long-term liabilities:
Debt	4,124,800	1,881,421
Deferred revenue	137,630	88,592
Income taxes payable	644,101	173,088
Deferred income taxes	46,702	279,941
Other liabilities	152,209	125,188
Total liabilities	9,406,568	6,075,687

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 487,663 and 491,262 shares outstanding, respectively	61	61
Additional paid-in-capital	5,685,337	5,082,195
Retained earnings	11,815,597	9,573,870
Accumulated other comprehensive income (loss)	(148,130)	(111,821)
Treasury stock, at cost (113,171 and 109,572 shares, respectively), net of reissuances	(7,990,751)	(6,084,436)
Total stockholders’ equity	9,362,114	8,459,869
Total liabilities and stockholders’ equity	$18,768,682	$14,535,556
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 30, 2018	December 1, 2017	December 2, 2016
Revenue:
Subscription	$7,922,152	$6,133,869	$4,584,833
Product	622,153	706,767	800,498
Services and support	485,703	460,869	469,099
Total revenue	9,030,008	7,301,505	5,854,430
Cost of revenue:
Subscription	807,221	623,048	461,860
Product	46,009	57,082	68,917
Services and support	341,769	330,361	289,131
Total cost of revenue	1,194,999	1,010,491	819,908
Gross profit	7,835,009	6,291,014	5,034,522
Operating expenses:
Research and development	1,537,812	1,224,059	975,987
Sales and marketing	2,620,829	2,197,592	1,910,197
General and administrative	744,898	624,706	576,202
Amortization of purchased intangibles	91,101	76,562	78,534
Total operating expenses	4,994,640	4,122,919	3,540,920
Operating income	2,840,369	2,168,095	1,493,602
Non-operating income (expense):
Interest and other income (expense), net	39,536	36,395	13,548
Interest expense	(89,242)	(74,402)	(70,442)
Investment gains (losses), net	3,213	7,553	(1,570)
Total non-operating income (expense), net	(46,493)	(30,454)	(58,464)
Income before income taxes	2,793,876	2,137,641	1,435,138
Provision for income taxes	203,102	443,687	266,356
Net income	$2,590,774	$1,693,954	$1,168,782
Basic net income per share	$5.28	$3.43	$2.35
Shares used to compute basic net income per share	490,564	493,632	498,345
Diluted net income per share	$5.20	$3.38	$2.32
Shares used to compute diluted net income per share	497,843	501,123	504,299
  See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	November 30, 2018	December 1, 2017	December 2, 2016
	Increase/(Decrease)
Net income	$2,590,774	$1,693,954	$1,168,782
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(24,464)	(2,503)	(1,618)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	10,650	(947)	(1,895)
Net increase (decrease) from available-for-sale securities	(13,814)	(3,450)	(3,513)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	74,080	6,917	35,199
Reclassification adjustment for recognized gains / losses on derivative instruments	(48,981)	(31,973)	(16,425)
Net increase (decrease) from derivatives designated as hedging instruments	25,099	(25,056)	18,774
Foreign currency translation adjustments	(47,594)	90,287	(19,783)
Other comprehensive income (loss), net of taxes	(36,309)	61,781	(4,522)
Total comprehensive income, net of taxes	$2,554,465	$1,755,735	$1,164,260
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2015	600,834	$61	$4,184,883	$7,253,431	$(169,080)	(103,025)	$(4,267,715)	$7,001,580
Net income	—	—	—	1,168,782	—	—	—	1,168,782
Other comprehensive income (losses), net of taxes	—	—	—	—	(4,522)	—	—	(4,522)
Re-issuance of treasury stock under stock compensation plans	—	—	7,365	(307,696)	—	6,872	209,628	(90,703)
Tax benefit from employee stock plans	—	—	75,102	—	—	—	—	75,102
Purchase of treasury stock	—	—	—	—	—	(10,427)	(1,075,000)	(1,075,000)
Stock-based compensation	—	—	348,981	—	—	—	—	348,981
Value of shares in deferred compensation plan	—	—	—	—	—	—	615	615
Balances at December 2, 2016	600,834	$61	$4,616,331	$8,114,517	$(173,602)	(106,580)	$(5,132,472)	$7,424,835
Net income	—	—	—	1,693,954	—	—	—	1,693,954
Other comprehensive income (losses), net of taxes	—	—	—	—	61,781	—	—	61,781
Re-issuance of treasury stock under stock compensation plans	—	—	1,768	(234,601)	—	5,194	151,058	(81,775)
Purchase of treasury stock	—	—	—	—	—	(8,186)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	10,348	—	—	—	—	10,348
Stock-based compensation	—	—	453,748	—	—	—	—	453,748
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,022)	(3,022)
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
Net income	—	—	—	2,590,774	—	—	—	2,590,774
Other comprehensive income (losses), net of taxes	—	—	—	—	(36,309)	—	—	(36,309)
Re-issuance of treasury stock under stock compensation plans	—	—	(1,125)	(348,729)	—	5,087	147,651	(202,203)
Purchase of treasury stock	—	—	—	—	—	(8,686)	(2,050,000)	(2,050,000)
Equity awards assumed for acquisition	—	—	2,784	—	—	—	—	2,784
Stock-based compensation	—	—	601,483	—	—	—	—	601,483
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,966)	(3,966)
Impacts of the U.S. Tax Act	—	—	—	(318)	—	—	—	(318)
Balances at November 30, 2018	600,834	$61	$5,685,337	$11,815,597	$(148,130)	(113,171)	$(7,990,751)	$9,362,114
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 30, 2018	December 1, 2017	December 2, 2016
Cash flows from operating activities:
Net income	$2,590,774	$1,693,954	$1,168,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	346,492	325,997	331,535
Stock-based compensation	609,562	454,472	349,297
Deferred income taxes	(468,936)	51,605	24,222
Unrealized losses (gains) on investments, net	793	(5,494)	3,145
Excess tax benefits from stock-based compensation	—	—	(75,105)
Other non-cash items	7,193	4,625	2,022
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(1,983)	(187,173)	(160,416)
Prepaid expenses and other current assets	(77,225)	28,040	(71,021)
Trade payables	54,920	(45,186)	(6,281)
Accrued expenses	43,837	151,104	65,593
Income taxes payable	479,184	(34,493)	43,115
Deferred revenue	444,693	475,402	524,840
Net cash provided by operating activities	4,029,304	2,912,853	2,199,728
Cash flows from investing activities:
Purchases of short-term investments	(566,084)	(1,931,011)	(2,285,222)
Maturities of short-term investments	765,860	759,737	769,228
Proceeds from sales of short-term investments	1,709,480	1,393,929	860,849
Acquisitions, net of cash acquired	(6,314,382)	(459,626)	(48,427)
Purchases of property and equipment	(266,579)	(178,122)	(203,805)
Purchases of long-term investments, intangibles and other assets	(18,513)	(29,918)	(58,433)
Proceeds from sale of long-term investments and other assets	4,923	2,134	5,777
Net cash used for investing activities	(4,685,295)	(442,877)	(960,033)
Cash flows from financing activities:
Purchases of treasury stock	(2,050,000)	(1,100,000)	(1,075,000)
Proceeds from issuance of treasury stock	190,990	158,351	145,697
Taxes paid related to net share settlement of equity awards	(393,193)	(240,126)	(236,400)
Excess tax benefits from stock-based compensation	—	—	75,105
Proceeds from debt issuance, net of costs	2,248,342	—	—
Repayment of capital lease obligations	(1,707)	(1,960)	(108)
Net cash used for financing activities	(5,568)	(1,183,735)	(1,090,706)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,738)	8,516	(14,234)
Net increase (decrease) in cash and cash equivalents	(663,297)	1,294,757	134,755
Cash and cash equivalents at beginning of year	2,306,072	1,011,315	876,560
Cash and cash equivalents at end of year	$1,642,775	$2,306,072	$1,011,315
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$210,369	$396,668	$249,884
Cash paid for interest	$81,258	$69,430	$66,193
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$80,439	$—
Issuance of common stock and stock awards assumed in business acquisitions	$2,784	$10,348	$—
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Inc. is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing and engaging with compelling content and experiences across personal computers, devices and media. We market and license our products and services directly to enterprise customers through our sales force and to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as a hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2016 benefited from an extra week in the first quarter of fiscal 2016 due to our 52/53-week financial calendar whereby fiscal 2016 was a 53-week fiscal year compared with fiscal 2018 and 2017 which were 52-week fiscal years.
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
Revenue Recognition
Our revenue is derived from subscription offerings, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support. Most of our enterprise customer arrangements are complex, involving multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

ADOBE INC.

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

ADOBE INC.

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

ADOBE INC.

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
Revenue Reserve
Revenue reserve rollforward (in thousands):

	2018	2017	2016
Beginning balance	$22,006	$23,096	$19,446
Amount charged to revenue	65,241	61,031	55,739
Actual returns	(61,822)	(62,121)	(52,089)
Ending balance	$25,425	$22,006	$23,096
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

(in thousands)	2018	2017	2016
Beginning balance	$9,151	$6,214	$7,293
Increase due to acquisition	5,602	2,391	77
Charged to operating expenses	5,962	4,411	1,337
Deductions(1)	(5,734)	(3,865)	(2,493)
Ending balance	$14,981	$9,151	$6,214
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, Purchased Intangibles and Other Long-Lived Assets
Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during our second quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our goodwill impairment test, we first perform a qualitative assessment, which requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting segments are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

We completed our annual goodwill impairment test in the second quarter of fiscal 2018. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2018, 2017 or 2016.

During fiscal 2018, our intangible assets were amortized over their estimated useful lives ranging from 1 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Purchased technology	6
Customer contracts and relationships	9
Trademarks	9
Acquired rights to use technology	10
Backlog	2
Other intangibles	4

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

ADOBE INC.

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2018, 2017 and 2016 were $173.6 million, $141.7 million and $135.8 million, respectively.
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
Foreign Currency and Other Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option and forward contracts to hedge a portion of our forecasted foreign currency denominated revenue primarily in Euros, British Pounds and Japanese Yen. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we enter into master netting arrangements which have the ability to further limit credit related losses with the same counterparty by permitting net settlement transactions.
The aggregate fair value of foreign currency contracts in net asset positions as of November 30, 2018 and December 1, 2017 was $44.3 million and $14.2 million respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by certain immaterial liabilities included in master netting arrangements with those same counterparties.
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
There have been no other new accounting pronouncements made effective during fiscal 2018 that have significance, or potential significance, to our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the full retrospective or modified retrospective transition method. The updated standard is effective for us in the first quarter of fiscal 2019. We will adopt this updated standard in the first quarter of fiscal 2019 on a modified retrospective basis. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

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

We believe the most significant revenue-related impact relates to our accounting for arrangements that include on-premise term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software licenses and potentially classify such revenue as “product” instead of “subscription” revenue on the income statement. We offer on-premise term-based software licenses bundled with maintenance and support as a deployment model for certain offerings within our Digital Experience, Digital Media, and Publishing business units. We do not expect these arrangements to have a material impact to revenue reported in annual reporting periods subsequent to adoption, however they may result in a material balance sheet impact on the date of adoption due to the application of the modified retrospective transition method. The modified retrospective method requires upon adoption that we recognize the impact of applying the new standard to contracts that are not completed at the date of initial adoption, but under this adoption method, we do not restate prior financial statements. We will record a cumulative effect of initially applying the provisions of the new standard as an adjustment to increase the opening retained earnings balance and reduce the opening deferred revenue balance. Further, some of our enterprise agreements allow our customers to commit to prepaid bank of funds which can be utilized to purchase Adobe products or services, which includes customer option to purchase or renew on-premise term-based licenses on a monthly basis. Revenue associated with these term-license performance obligations would be recognized monthly.

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

Under current GAAP, we expense costs related to the acquisition of revenue-generating contracts as incurred. Under the new standard, we will be required to capitalize certain costs incremental to contract acquisition and amortize them over the expected period of benefit. We expect there will be a material balance sheet impact at the period of adoption to capitalize costs of obtaining the contract as an asset, with a corresponding adjustment to opening retained earnings at the date of initial adoption. Additionally, we may have to record related deferred income taxes. We continue to evaluate the magnitude of the impact and the impact recent acquisitions will have under current standards and the new standard.

Due to the complexity of certain of our contracts, the actual accounting treatment required under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new leases standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The updated standard is effective for us beginning in the first quarter of fiscal 2020 and we do not plan to early adopt.
The new leases standard must be adopted using a modified retrospective transition and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to adopt the new leases standard using this optional transition method.
While we are continuing to assess the potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet. We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new leases standard.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity's hedging strategies. For example, adoption would result in reclassification of hedge costs from foreign currency hedges from interest and other income (expense), net to revenue in our Consolidated Statements of Income. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. While we are continuing to assess all potential impacts of the new standard, we believe there should not be a material impact on our Consolidated Financial Statements.
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.
NOTE 2.  ACQUISITIONS
Marketo
On October 31, 2018, we completed the acquisition of Marketo, a privately held marketing cloud platform company, for approximately $4.74 billion of cash consideration. Adding Marketo’s engagement platform to Adobe Experience Cloud furthers our long-term plan for strategic growth in the Digital Experience segment and enables us to offer a comprehensive set of solutions to enable customers across industries and companies automate and orchestrate their marketing activities. Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), we acquired all of the issued and outstanding shares of capital stock of Milestone Topco, Inc., a Delaware corporation (“Topco”) and indirect parent company of Marketo, and other equity interests in Marketo. In connection with the acquisition, each Marketo equity award that was issued and outstanding was cancelled and extinguished in exchange for cash consideration. Also pursuant to the Purchase Agreement, upon closing of the transaction, cash was paid for the settlement of Marketo’s long-term incentive plan, the settlement of Marketo’s indebtedness and the acquisition of all remaining equity interests in Marketo K.K., a Japanese corporation and joint venture.

In connection with the acquisition of Marketo, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan (the “Term Loan”). The proceeds of the Term Loan were used to (i) fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition and will mature 18 months following the initial funding date. See Note 15 for further details regarding our debt.

Following the closing, we began integrating Marketo into our Digital Experience reportable segment. We have included the financial results of Marketo in our Consolidated Financial Statements beginning on the acquisition date. The amounts of net revenue and net loss of Marketo included in the Company’s Consolidated Statements of Income from the acquisition date through November 30, 2018 were not material. The direct transaction costs associated with the acquisition were also not material.

Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Marketo’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents the preliminary purchase price allocation to the acquired net tangible and intangible assets of Marketo based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, deferred revenue and tax liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$576,900	11
Purchased technology	444,500	7
Backlog	105,800	2
Non-competition agreements	12,100	2
Trademarks	328,500	9
Total identifiable intangible assets	1,467,800
Net liabilities assumed	(191,288)	N/A
Goodwill (1)	3,459,751	N/A
Total estimated purchase price	$4,736,263
_________________________________________

(1)	Non-deductible for tax-purposes.

Identifiable intangible assets—Customer relationships consist of Marketo’s contractual relationships and customer loyalty related to their enterprise and commercial customers as well as technology partner relationships. The estimated fair value of the customer contracts and relationships was determined based on projected cash flows attributable to the asset. Purchased technology acquired primarily consists of Marketo’s cloud-based engagement marketing software platform. The estimated fair value of the purchased technology was determined based on the expected future cost savings resulting from ownership of the asset. Backlog relates to subscription contracts and professional services. Non-compete agreements include agreements with key Marketo employees that preclude them from competing against Marketo for a period of two years from the acquisition date. Trademarks include the Marketo trade name, which is well known in the marketing ecosystem. We amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

Goodwill—Approximately $3.46 billion has been allocated to goodwill, and has been allocated in full to the Digital Experience reportable segment. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce and cost savings opportunities.

Net liabilities assumed —Marketo’s tangible assets and liabilities as of October 31, 2018 were reviewed and adjusted to their fair value as necessary. The net liabilities assumed included, among other items, $100.1 million in accrued expenses, $74.8 million in deferred revenue and $182.6 million in deferred tax liabilities, which were partially offset by $54.9 million in cash and cash equivalents and $72.4 million in trade receivables acquired.

Deferred revenue—Included in net liabilities assumed is Marketo’s deferred revenue which represents advance payments from customers related to subscription contracts and professional services. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the direct and indirect costs related to supporting the obligation plus an assumed operating margin. The sum of the costs and assumed operating profit approximates, in theory, the amount that Marketo would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for subscription and professional services. As a result, we recorded an adjustment to reduce Marketo’s carrying value of deferred revenue to $74.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes—As part of our accounting for the Marketo acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $348.8 million, included in the net liabilities assumed, was established as a deferred tax liability for the future amortization of the intangible assets, and was partially offset by other tax assets of $166.2 million, which primarily consist of net operating loss carryforwards.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Unaudited Pro Forma Results

The financial information in the table below summarizes the combined results of operations of Adobe and Marketo, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 3, 2016 or of results that may occur in the future.

The following unaudited pro forma financial information for fiscal 2018 and 2017 combines the historical results for Adobe for the years ended November 30, 2018 and December 1, 2017 and the historical results of Marketo for the period January 1, 2018 through October 31, 2018 and the year ended December 31, 2017, respectively (in thousands):

	2018	2017
Net revenues	$9,338,790	$7,568,713
Net income	$2,362,238	$1,404,864

Magento

On June 18, 2018, we completed our acquisition of Magento, a privately held commerce platform company. During the third quarter of fiscal 2018, we began integrating Magento into our Digital Experience reportable segment.
The table below represents the preliminary purchase price allocation to the acquired net tangible and intangible assets of Magento based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$208,000	8
Purchased technology	84,200	5
In-process research and development (1)	39,100	N/A
Trademarks	21,100	3
Other intangibles	43,400	3
Total identifiable intangible assets	395,800
Net liabilities assumed	(67,417)	N/A
Goodwill (2)	1,316,217	N/A
Total estimated purchase price	$1,644,601

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(1)	Capitalized as purchased technology and are considered indefinite lived until the completion or abandonment of the associated research and development efforts.

(2)	Non-deductible for tax-purposes.

Pro forma information has not been presented for the Magento acquisition as the impact to our Consolidated Financial Statements was not material.
TubeMogul
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company. As of the end of fiscal 2018, we have integrated TubeMogul into our Digital Experience reportable segment.
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
Pro forma information has not been presented for the TubeMogul acquisition as the impact to our Consolidated Financial Statements was not material.
Other
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for these acquisitions as the impact to our Consolidated Financial Statements was not material.
Allegorithmic
Subsequent to November 30, 2018, we acquired the remaining interest in Allegorithmic SAS (“Allegorithmic”), a privately held 3D editing and authoring software company for gaming and entertainment, for approximately $105.0 million in cash consideration. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements. Allegorithmic will be integrated into our Digital Media reportable segment for financial reporting purposes in the first quarter of fiscal 2019.

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$368,564	$—	$—	$368,564
Cash equivalents:
Money market mutual funds	1,234,188	—	—	1,234,188
Time deposits	40,023	—	—	40,023
Total cash equivalents	1,274,211	—	—	1,274,211
Total cash and cash equivalents	1,642,775	—	—	1,642,775
Short-term fixed income securities:
Asset-backed securities	41,875	—	(367)	41,508
Corporate debt securities	1,546,860	44	(24,696)	1,522,208
Foreign government securities	4,179	—	(24)	4,155
Municipal securities	18,601	1	(286)	18,316
Total short-term investments	1,611,515	45	(25,373)	1,586,187
Total cash, cash equivalents and short-term investments	$3,254,290	$45	$(25,373)	$3,228,962
Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$280,488	$—	$—	$280,488
Cash equivalents:
Money market mutual funds	2,006,741	—	—	2,006,741
Time deposits	18,843	—	—	18,843
Total cash equivalents	2,025,584	—	—	2,025,584
Total cash and cash equivalents	2,306,072	—	—	2,306,072
Short-term fixed income securities:
Asset-backed securities	98,403	1	(403)	98,001
Corporate debt securities	2,461,691	2,694	(10,125)	2,454,260
Foreign government securities	2,396	—	(8)	2,388
Municipal securities	21,189	8	(132)	21,065
U.S. Treasury securities	941,538	2	(3,552)	937,988
Total short-term investments	3,525,217	2,705	(14,220)	3,513,702
Total cash, cash equivalents and short-term investments	$5,831,289	$2,705	$(14,220)	$5,819,774
See Note 4 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of November 30, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$538,109	$(7,966)	$1,338,232	$(5,459)
Asset-backed securities	6,696	(54)	64,618	(193)
Municipal securities	6,599	(81)	11,805	(115)
Foreign government securities	—	—	2,388	(8)
U.S. Treasury securities	—	—	593,296	(2,087)
Total	$551,404	$(8,101)	$2,010,339	$(7,862)

There were 369 securities and 894 securities in an unrealized loss position for less than twelve months at November 30, 2018 and at December 1, 2017, respectively.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 30, 2018 and December 1, 2017 (in thousands):

	2018		2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$969,701	$(16,730)	$500,689	$(4,666)
Asset-backed securities	34,812	(313)	32,383	(210)
Municipal securities	11,532	(205)	598	(17)
Foreign government securities	4,154	(24)	—	—
U.S. Treasury securities	—	—	338,950	(1,465)
Total	$1,020,199	$(17,272)	$872,620	$(6,358)

There were 577 securities and 360 securities in an unrealized loss position for more than twelve months at November 30, 2018 and at December 1, 2017, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of November 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$615,867	$612,104
Due between one and two years	574,554	564,199
Due between two and three years	289,033	282,144
Due after three years	132,061	127,740
Total	$1,611,515	$1,586,187
We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. During fiscal 2018 and 2017, we did not consider any of our investments to be other-than-temporarily impaired. During fiscal 2016, we recorded immaterial other-than-temporary impairment losses associated with certain of our fixed income securities and wrote down the securities to fair value.

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 30, 2018.
The fair value of our financial assets and liabilities at November 30, 2018 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,234,188	$1,234,188	$—	$—
Time deposits	40,023	40,023	—	—
Short-term investments:
Asset-backed securities	41,508	—	41,508	—
Corporate debt securities	1,522,208	—	1,522,208	—
Foreign government securities	4,155	—	4,155	—
Municipal securities	18,316	—	18,316	—
Prepaid expenses and other current assets:
Foreign currency derivatives	44,259	—	44,259	—
Other assets:
Deferred compensation plan assets	68,988	3,895	65,093	—
Total assets	$2,973,645	$1,278,106	$1,695,539	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$816	$—	$816	$—
Other liabilities:
Interest rate swap derivatives	9,744	—	9,744	—
Total liabilities	$10,560	$—	$10,560	$—

ADOBE INC.

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

ADOBE INC.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost and equity method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost and equity method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2018 and 2017, we determined there were no other-than-temporary impairments on our cost and equity method investments. During fiscal 2016, we determined there were immaterial other-than-temporary impairments on certain of our cost method investments and wrote down the investments to fair value.
The fair value of our senior notes was $1.89 billion as of November 30, 2018, based on observable market prices in less active markets and categorized as Level 2. See Note 15 for further details regarding our debt.
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
As of November 30, 2018, total notional amounts of outstanding contracts were $427.9 million which included the notional equivalent of $158.8 million in Euros, $51.5 million in British Pounds, $77.2 million in Japanese Yen, $50.7 million in Indian Rupees, and $89.7 million in other foreign currencies. As of December 1, 2017, total notional amounts of outstanding contracts were $333.9 million which included the notional equivalent of $105.0 million in Euros, $34.6 million in British Pounds, $45.4

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in Japanese Yen, $78.0 million in Indian Rupees, and $70.9 million in other foreign currencies. At November 30, 2018 and December 1, 2017, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
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
For fiscal 2018, 2017, and 2016, there were no net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.
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
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 30, 2018 and December 1, 2017 were as follows (in thousands):

	2018		2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)(2)	$40,191	$—	$12,918	$—
Interest rate swap (3)	—	9,744	—	1,058
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	4,068	816	1,280	1,598
Total derivatives	$44,259	$10,560	$14,198	$2,656

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(1)	Included in prepaid expenses and other current assets and accrued expenses for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

(2)	Hedging effectiveness expected to be recognized to income within the next twelve months.

(3)	Included in other liabilities on our Consolidated Balance Sheets.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	2018		2017		2016
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in other comprehensive income, net of tax(1)	$74,080	$—	$6,917	$—	$36,511	$—
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax(2)	$48,647	$—	$32,852	$—	$18,823	$—
Net gain (loss) recognized in income(3)	$(41,179)	$—	$(30,243)	$—	$(29,169)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,529	$—	$6,586	$—	$(1,308)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$882	$(6,142)	$832
Net unrealized gain (loss) recognized in other income	(3,843)	(907)	(6,070)
	(2,961)	(7,049)	(5,238)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	(2,042)	5,415	174
Net unrealized gain (loss) recognized in other income	3,571	1,171	(1,482)
	1,529	6,586	(1,308)
Net gain (loss) recognized in interest and other income (expense), net	$(1,432)	$(463)	$(6,546)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 30, 2018 and December 1, 2017 (in thousands):

	2018	2017
Computers and equipment	$1,239,033	$1,128,264
Furniture and fixtures	121,206	115,273
Capital projects in-progress	23,026	5,575
Leasehold improvements	181,990	120,165
Land	145,065	77,723
Buildings	485,024	490,665
Building improvements	285,564	265,829
Total	2,480,908	2,203,494
Less accumulated depreciation and amortization	(1,405,836)	(1,266,518)
Property and equipment, net	$1,075,072	$936,976
Depreciation and amortization expense of property and equipment for fiscal 2018, 2017 and 2016 was $157.1 million, $156.9 million and $157.6 million, respectively.
In March 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. We capitalized the Almaden Tower as property and equipment on our Consolidated Balance Sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended November 30, 2018 and December 1, 2017 was as follows (in thousands):

	2016	Acquisitions	Other(1)	2017	Acquisitions	Other(1)	2018
Digital Media	$2,796,590	$—	$4,501	$2,801,091	$—	$(2,481)	$2,798,610
Digital Experience	2,351,462	348,352	62,232	2,762,046	4,791,216	(29,246)	7,524,016
Publishing	258,422	—	2	258,424	—	(2)	258,422
Goodwill	$5,406,474	$348,352	$66,735	$5,821,561	$4,791,216	$(31,729)	$10,581,048
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Purchased and other intangible assets by reportable segment as of November 30, 2018 and December 1, 2017 were as follows (in thousands):

	2018	2017
Digital Media	$408,602	$128,243
Digital Experience	1,660,396	257,408
Publishing	3	7
Purchased and other intangible assets, net	$2,069,001	$385,658

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets as of November 30, 2018 and December 1, 2017 were as follows (in thousands):

	2018			2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$750,286	$(118,812)	$631,474	$223,252	$(110,433)	$112,819
Customer contracts and relationships	$1,329,432	$(416,176)	$913,256	$577,484	$(356,613)	$220,871
Trademarks	384,855	(25,968)	358,887	76,255	(56,094)	20,161
Acquired rights to use technology	58,966	(48,770)	10,196	71,130	(54,223)	16,907
Backlog	147,300	(13,299)	134,001	4,813	(3,037)	1,776
Other intangibles	51,096	(29,909)	21,187	34,483	(21,359)	13,124
Total other intangible assets	$1,971,649	$(534,122)	$1,437,527	$764,165	$(491,326)	$272,839
Purchased and other intangible assets, net	$2,721,935	$(652,934)	$2,069,001	$987,417	$(601,759)	$385,658

In fiscal 2018 and 2017, certain purchased intangibles associated with our acquisitions in prior years became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to purchased and other intangible assets was $182.6 million, $153.6 million, and $152.4 million for fiscal 2018, 2017 and 2016 respectively. Of these amounts, $91.3 million, $76.1 million, and $71.1 million were included in cost of sales for fiscal 2018, 2017 and 2016 respectively.
Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 14 years. As of November 30, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology (*)	Other Intangible Assets
2019	$114,445	$270,588
2020	112,153	233,064
2021	89,783	146,541
2022	82,119	132,188
2023	72,166	132,046
Thereafter	121,708	523,100
Total expected amortization expense	$592,374	$1,437,527
_________________________________________

(*)	Excludes $39.1 million of capitalized in-process research and development which are considered indefinite lived until the completion or abandonment of the associated research and development efforts

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of November 30, 2018 and December 1, 2017 consisted of the following (in thousands):

	2018	2017
Accrued compensation and benefits	$313,874	$256,862
Accrued bonuses	216,007	160,880
Accrued media costs	124,849	134,525
Sales and marketing allowances	44,968	47,389
Accrued corporate marketing	66,186	72,087
Taxes payable	57,525	49,550
Royalties payable	51,529	46,411
Accrued interest expense	29,481	25,594
Other	258,766	200,475
Accrued expenses	$1,163,185	$993,773
Accrued media costs primarily relate to our advertising platform offerings. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses. Other is also comprised of deferred rent related to office locations with rent escalations and foreign currency liability derivatives.

NOTE 9.  INCOME TAXES
Income before income taxes for fiscal 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Domestic	$542,948	$1,056,156	$805,749
Foreign	2,250,928	1,081,485	629,389
Income before income taxes	$2,793,876	$2,137,641	$1,435,138
The provision for income taxes for fiscal 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Current:
United States federal	$501,272	$298,802	$94,396
Foreign	140,308	60,962	59,749
State and local	28,612	33,578	15,222
Total current	670,192	393,342	169,367
Deferred:
United States federal	(466,113)	48,905	33,924
Foreign	(9,734)	(4,242)	(2,751)
State and local	8,757	5,682	(9,287)
Total deferred	(467,090)	50,345	21,886
Tax expense attributable to employee stock plans	—	—	75,103
Provision for income taxes	$203,102	$443,687	$266,356

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Tax Reform

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
During fiscal 2018, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of November 30, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes and recorded a tax charge of $10 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized.
As part of the adoption of a new territorial tax system we recorded a transition tax expense of $176 million on deferred foreign earnings, long-term income taxes payable of $504 million, other tax liabilities of $19 million, and a reduction in our deferred tax liabilities of $347 million. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act. As a result, we reclassified $40 million from long-term income taxes payable to short-term income taxes payable for the first installment payment due in fiscal 2019.
Certain international provisions introduced in the Tax Act will be effective for us in fiscal 2019. As part of these provisions, an accounting policy election is available to either account for the tax effects of certain taxes in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We elect to account for the tax effects of these provisions in the period that it is subject to such tax. Accordingly, we have not recorded any tax with respect to these provisions during fiscal 2018.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Provision for Income Taxes
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 22.2% in 2018 and 35% in both 2017 and 2016 by income before income taxes) as a result of the following (in thousands):

	2018	2017	2016
Computed “expected” tax expense	$620,240	$748,174	$502,298
State tax expense, net of federal benefit	25,214	25,131	10,636
Tax credits	(110,849)	(38,000)	(48,383)
Differences between statutory rate and foreign effective tax rate	(384,393)	(215,490)	(133,778)
Stock-based compensation, net of tax deduction	(95,372)	(42,512)	15,101
Resolution of income tax examinations	(42,432)	(31,358)	(68,003)
Domestic manufacturing deduction benefit	(13,098)	(32,200)	(26,990)
Impacts of the U.S. Tax Act	185,997	—	—
Tax charge for licensing acquired company technology to foreign subsidiaries	—	24,771	5,346
Other	17,795	5,171	10,129
Provision for income taxes	$203,102	$443,687	$266,356
Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 30, 2018 and December 1, 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
Acquired technology	$9,561	$4,846
Reserves and accruals	59,100	48,761
Deferred revenue	37,690	23,452
Stock-based compensation	89,240	74,942
Net operating loss carryforwards of acquired companies	209,445	44,465
Credit carryforwards	173,748	124,205
Capitalized expenses	19,074	13,428
Benefits relating to tax positions	51,965	33,318
Other	37,160	30,300
Total gross deferred tax assets	686,983	397,717
Deferred tax asset valuation allowance	(174,496)	(93,568)
Total deferred tax assets	512,487	304,149
Deferred tax liabilities:
Depreciation and amortization	40,425	84,064
Undistributed earnings of foreign subsidiaries	17,556	382,744
Acquired intangible assets	501,208	117,282
Total deferred tax liabilities	559,189	584,090
Net deferred tax liabilities:	$46,702	$279,941
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Included in the deferred tax assets and liabilities for fiscal 2018 and 2017 are amounts related to various acquisitions. In assessing the realizability of deferred tax assets, management determined that it is not more likely than not that we will have sufficient taxable income in

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain states and foreign jurisdictions to fully utilize available tax credits and other attributes. The deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States or are exempted from taxation as a result of the new territorial tax system. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 30, 2018, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $275 million. The unrecognized deferred tax liability for these earnings is approximately $57.8 million.
As of November 30, 2018, we have net operating loss carryforwards of approximately $881.1 million for federal and $349.7 million for state. We also have federal, state and foreign tax credit carryforwards of approximately $8.8 million, $189.9 million and $14.9 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2019 through 2036. The state tax credit carryforwards and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are reduced by the valuation allowance and are subject to an annual limitation under Internal Revenue Code Section 382, the carrying amount of which are expected to be fully realized.
As of November 30, 2018, a valuation allowance of $174.5 million has been established for certain deferred tax assets related to certain state and foreign assets. For fiscal 2018, the total change in the valuation allowance was $80.9 million.
Accounting for Uncertainty in Income Taxes
During fiscal 2018 and 2017, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2018	2017
Beginning balance	$172,945	$178,413
Gross increases in unrecognized tax benefits – prior year tax positions	16,191	3,680
Gross decreases in unrecognized tax benefits – prior year tax positions	(4,000)	(30,166)
Gross increases in unrecognized tax benefits – current year tax positions	60,721	24,927
Settlements with taxing authorities	—	(3,876)
Lapse of statute of limitations	(45,922)	(8,819)
Foreign exchange gains and losses	(3,783)	8,786
Ending balance	$196,152	$172,945
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $24.6 million and $23.6 million for fiscal 2018 and 2017, respectively. These amounts were included in long-term income taxes payable in their respective years.
We file income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the United States. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2014 and 2015, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance of short-term and long-term assets, liabilities and income taxes payable. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential effect in underlying unrecognized tax benefits ranging from $0 to approximately $45 million.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2018, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $41.0 million, $34.3 million and $33.4 million in fiscal 2018, 2017 and 2016, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Inc. Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made or vests. For cash benefit elections, distributions are made in cash and in the form of a lump sum, or five, ten, or fifteen-year annual installments. For stock benefit elections, distributions are settled in stock and in the form of a lump sum payment only.
As of November 30, 2018 and December 1, 2017, the invested amounts under the Deferred Compensation Plan total $69.0 million and $56.7 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 30, 2018 and December 1, 2017, $84.0 million and $67.2 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 11.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Units
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
As of November 30, 2018, we had reserved 124.5 million shares of common stock for issuance under our 2003 Plan and had 54.1 million shares available for grant.
Employee Stock Purchase Plan
Our 1997 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The ESPP will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued.
As of November 30, 2018, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 5.3 million shares remain available for future issuance.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
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
We eliminated the use of stock option grants for all employees and non-employee directors but may choose to issue stock options in the future.
Performance Share Programs
Our 2018, 2017 and 2016 Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the later of the Executive Compensation Committee's certification of the level of achievement or the three-year anniversary of each grant. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
On January 24, 2018, the Executive Compensation Committee approved the 2018 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.

As of November 30, 2018, the shares awarded under our 2018, 2017 and 2016 Performance Share Programs are yet to be achieved.

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
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	2018	2017	2016
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	26% - 29%	22% - 27%	26 - 29%
Risk free interest rate	1.54% - 2.52%	0.62% - 1.41%	0.37 - 1.06%

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Beginning outstanding balance	9,304	8,316	10,069
Awarded	4,012	5,018	4,440
Released	(3,988)	(3,859)	(5,471)
Forfeited	(660)	(766)	(722)
Increase due to acquisition	—	595	—
Ending outstanding balance	8,668	9,304	8,316

The weighted average grant date fair values of restricted stock units granted during fiscal 2018, 2017 and 2016 were $208.73, $120.33 and $89.87, respectively. The total fair value of restricted stock units vested during fiscal 2018, 2017 and 2016 was $837.3 million, $472.0 million and $499.8 million, respectively.

Information regarding restricted stock units outstanding at November 30, 2018, December 1, 2017 and December 2, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2018
Restricted stock units outstanding	8,668	1.06	$2,174.7
Restricted stock units vested and expected to vest	8,049	1.01	$2,019.5
2017
Restricted stock units outstanding	9,304	1.11	$1,670.2
Restricted stock units vested and expected to vest	8,608	1.05	$1,545.3
2016
Restricted stock units outstanding	8,316	1.11	$829.4
Restricted stock units vested and expected to vest	7,613	1.04	$759.3
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 30, 2018, December 1, 2017 and December 2, 2016 were $250.89, $179.52 and $99.73, respectively.

Summary of Performance Shares
In the first quarter of fiscal 2018, the Executive Compensation Committee certified the actual performance achievement of participants in the 2015 Performance Share Program. Actual performance resulted in participants achieving 200% of target or approximately 0.5 million additional shares. The shares granted and achieved under the 2015 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2018, if not forfeited.

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 0.7 million additional shares. The shares granted and achieved under the 2013 Performance Share Program fully vested on the three-year anniversary of the grant on January 24, 2016, if not forfeited.

Performance share activity for fiscal 2018, 2017 and 2016 was as follows (in thousands):

	2018			2017			2016
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,534		3,068	1,630		3,261	1,940		3,881
Awarded	837	(1)	628	1,082	(2)	1,040	1,206	(3)	1,053
Achieved	(1,050)	(4)	(1,053)	(1,135)	(5)	(1,147)	(1,373)	(5)	(1,387)
Forfeited	(173)		(347)	(43)		(86)	(143)		(286)
Ending outstanding balance	1,148		2,296	1,534		3,068	1,630		3,261
_________________________________________

(1)
Included in the 0.8 million shares awarded during fiscal 2018 were 0.5 million additional shares awarded for the final achievement of the 2015 Performance Share program. The remaining awarded shares were for the 2018 Performance Share Program.

(2)
Included in the 1.1 million shares awarded during fiscal 2017 were 0.6 million additional shares awarded for the final achievement of the 2014 Performance Share program. The remaining awarded shares were for the 2017 Performance Share Program.

(3)
Included in the 1.2 million shares awarded during fiscal 2016 were 0.7 million additional shares awarded for the final achievement of the 2013 Performance Share program. The remaining awarded shares were for the 2016 Performance Share Program.

(4)	Shares achieved under our 2015, Performance Share program which resulted from 200% achievement of target.

(5)	Shares achieved under our 2014 and 2013 Performance Share programs which resulted from 198% achievement of target for both programs.

The total fair value of performance awards vested during fiscal 2018, 2017 and 2016 was $208.2 million, $127.4 million and $123.1 million, respectively.

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2018, 2017 and 2016 were $53.12, $29.86 and $24.84, respectively. Employees purchased 1.8 million shares at an average price of $104.94, 1.9 million shares at an average price of $77.63, and 1.9 million shares at an average price of $66.13, respectively, for fiscal 2018, 2017 and 2016. The intrinsic value of shares purchased during fiscal 2018, 2017 and 2016 was $198.9 million, $97.7 million and $54.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Summary of Stock Options
As of November 30, 2018 and December 1, 2017, we had 0.3 million stock options outstanding.
Grants to Executive Officers
All equity awards granted to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
Although the 2003 Plan provides for the granting of non-qualified stock options and restricted stock units to non-employee directors, restricted stock units are the primary form of our grants to non-employee directors. The initial equity grant to a new

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employee director is a restricted stock unit award having an aggregate value of $0.3 million based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting. The actual target grant value will be prorated based on the number of days remaining before the next annual meeting or the date of the first anniversary of our last annual meeting if the next annual meeting is not yet scheduled.
Annual equity grants to non-employee directors in the form of restricted stock units shall have an aggregate value of $0.3 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting.
Restricted stock units granted to directors for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Restricted stock units granted to existing directors	11	18	25
Restricted stock units granted to new directors	1	—	—
Compensation Costs
We recognize the estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We recognize the estimated compensation cost of performance shares, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award. Our performance share awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
As of November 30, 2018, there was $978.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)
Stock Purchase Rights and Option Grants
2018	$4,102	$8,286	$23,918	$27,252	$7,290	$70,848
2017	$180	$6,661	$20,126	$18,592	$4,973	$50,532
2016	$1,474	$5,514	$13,932	$16,534	$4,371	$41,825
Restricted Stock Units and Performance Share Awards
2018	$17,515	$12,111	$253,078	$178,548	$77,462	$538,714
2017	$16,792	$9,602	$161,366	$139,047	$77,133	$403,940
2016	$6,632	$7,522	$109,249	$113,757	$70,312	$307,472
_________________________________________

(1)	During fiscal 2018, 2017 and 2016, we recorded tax benefits of $222.4 million, $153.2 million and $71.7 million, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2018 were as follows (in thousands):

	December 1, 2017	Increase / Decrease	Reclassification Adjustments		November 30, 2018
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2,704	$(2,005)	$(655)		$44
Unrealized losses on available-for-sale securities	(14,220)	(22,459)	11,305		(25,374)
Total net unrealized gains / losses on available-for-sale securities	(11,516)	(24,464)	10,650	(1)	(25,330)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(3,367)	74,080	(48,981)	(2)	21,732
Cumulative foreign currency translation adjustments	(96,938)	(47,594)	—		(144,532)
Total accumulated other comprehensive income (loss), net of taxes	$(111,821)	$2,022	$(38,331)		$(148,130)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on other derivative instruments are classified in revenue.

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Available-for-sale securities:
Unrealized gains / losses	$—	$663	$(299)
Reclassification adjustments	—	(491)	108
Subtotal available-for-sale securities	—	172	(191)
Derivatives designated as hedging instruments:
Reclassification adjustments	(1,946)	(732)	(552)
Subtotal derivatives designated as hedging instruments	(1,946)	(732)	(552)
Foreign currency translation adjustments	(1,742)	3,005	24
Total taxes, other comprehensive income (loss)	$(3,688)	$2,445	$(719)
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In January 2017, our Board of Directors approved a stock repurchase program granting us authority to repurchase up to $2.5 billion in common stock through the end of fiscal 2019. In May 2018, our Board of Directors granted us another authority to repurchase up to $8.0 billion in common stock through the end of fiscal 2021. The new stock repurchase program approved by our Board of Directors is similar to our previous stock repurchase programs.
During fiscal 2018, 2017 and 2016, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.05 billion, $1.10 billion, and $1.08 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discount that we receive is higher than our estimate of the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2018, we repurchased approximately 8.7 million shares at an average price per share of $230.43 through structured repurchase agreements entered into during fiscal 2018 and fiscal 2017. During fiscal 2017, we repurchased approximately 8.2 million shares at an average price per share of $134.20 through structured repurchase agreements entered into during fiscal 2017 and fiscal 2016. During fiscal 2016, we repurchased approximately 10.4 million shares at an average price per share of $97.16 through structured repurchase agreements entered into during fiscal 2016 and fiscal 2015.
For fiscal 2018, 2017 and 2016, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 30, 2018, December 1, 2017 and December 2, 2016 were excluded from the computation of earnings per share. As of November 30, 2018, $150.0 million of prepayments from our May 2018 authority remained under the agreement.
Subsequent to November 30, 2018, as part of the 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $500 million stock repurchase agreement, $7.35 billion remains under our May 2018 authority. As of November 30, 2018, there is no remaining balance under our January 2017 authority.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2018, 2017 and 2016 (in thousands, except per share data):

	2018	2017	2016
Net income	$2,590,774	$1,693,954	$1,168,782
Shares used to compute basic net income per share	490,564	493,632	498,345
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	7,142	7,161	5,455
Stock options	137	330	499
Shares used to compute diluted net income per share	497,843	501,123	504,299
Basic net income per share	$5.28	$3.43	$2.35
Diluted net income per share	$5.20	$3.38	$2.32

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense for these leases was approximately $137.2 million in fiscal 2018, $115.4 million in fiscal 2017, and $92.9 million in fiscal 2016. Our sublease income was immaterial for all periods presented.
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden, East and West Towers.
In March 2017, we exercised our option to purchase the Almaden Tower for a total purchase price of $103.6 million. Upon purchase, our investment in the lease receivable of $80.4 million was credited against the total purchase price. We capitalized the Almaden Tower as property and equipment on our Consolidated Balance Sheets at $104.2 million, the lesser of cost or fair value, which represented the total purchase price plus other direct costs associated with the purchase. As of November 30, 2018, we own the buildings and the underlying land that make up our corporate headquarters in San Jose, California, including the Almaden Tower.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations and operating leases for each of the next five years and thereafter as of November 30, 2018 (in thousands):

		Operating Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income
2019	$346,334	$88,554	$9,173
2020	172,883	93,509	8,981
2021	162,421	80,408	8,837
2022	20,866	71,425	6,451
2023	27,352	56,490	2,325
Thereafter	3,977	311,937	—
Total	$733,833	$702,323	$35,767
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $119.1 million, $100.9 million and $79.8 million in fiscal 2018, 2017 and 2016, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  DEBT
Our long-term debt as of November 30, 2018 and December 1, 2017 consisted of the following (in thousands):

	2018	2017
Term loan	$2,248,427	$—
Notes	1,886,117	1,882,479
Fair value of interest rate swap	(9,744)	(1,058)
Adjusted carrying value of long-term debt	$4,124,800	$1,881,421
Term Loan Credit Agreement
In October 2018, we entered into a credit agreement providing for an up to $2.25 billion senior unsecured term loan for the purpose of partially funding the purchase price for our acquisition of Marketo and the related fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition and will mature 18 months following the initial funding date. In addition, we incurred issuance costs of $0.7 million which are amortized to interest expense over the term using the straight-line method. The Term Loan ranks equally with our other unsecured and unsubordinated indebtedness. There are no scheduled principal amortization payments prior to maturity and the term loan may be prepaid and terminated at our election at any time without penalty or premium. At our election, the Term Loan will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect.
The Term Loan credit agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement, including the financial covenant. As of November 30, 2018, we were in compliance with all covenants.
As of November 30, 2018, there were $2.25 billion outstanding borrowings under the Term Loan, which is included in long-term liabilities on our Consolidated Balance Sheets. In November 2018, we made interest payments of approximately $5.7 million.
Senior Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020. Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes rank equally with our other unsecured and unsubordinated indebtedness. The effective interest rate including the discount and issuance costs was 4.92%. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
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

As of November 30, 2018, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.88 billion, which includes the fair value of the interest rate swaps and is net of debt issuance costs. Based

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on quoted prices in inactive markets, the fair value of the Notes was $1.89 billion as of November 30, 2018, which excludes the effect of the fair value of the interest rate swaps described above.

We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 30, 2018, we were in compliance with all of the covenants.
In February and August 2018, we made semi-annual interest payments on our 2020 and 2025 Notes each totaling $37.6 million.

Credit Agreement
On October 17, 2018, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1 billion senior unsecured revolving credit facility, which replaces our previous five-year $1 billion senior unsecured revolving credit agreement dated as of March 2, 2012 (as amended, the “Prior Revolving Credit Agreement”). In addition, we incurred issuance costs of $0.8 million which is amortized to interest expense over the term using the straight-line method. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.585% to 1.015% or (ii) a base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.500% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.000% to 0.015%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.040% to 0.110% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
In connection with and at the time that we entered into the Revolving Credit Agreement, the Prior Revolving Credit Agreement originally scheduled to expire on July 27, 2020 was terminated. There were no outstanding borrowings or letters of credit issued under the Prior Revolving Credit Agreement at the time of termination. There were no penalties paid as a result of the termination of the Prior Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of November 30, 2018, there were no outstanding borrowings under the Revolving Credit Agreement and we were in compliance with all covenants.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2018, 2017 and 2016 included the following (in thousands):

	2018	2017	2016
Interest and other income (expense), net:
Interest income	$92,540	$66,069	$47,340
Foreign exchange gains (losses)	(42,612)	(30,705)	(35,716)
Realized gains on fixed income investment	655	1,673	2,880
Realized losses on fixed income investment	(11,305)	(725)	(985)
Other	258	83	29
Interest and other income (expense), net	$39,536	$36,395	$13,548
Interest expense	$(89,242)	$(74,402)	$(70,442)
Investment gains (losses), net:
Realized investment gains	$6,128	$3,279	$4,964
Unrealized investment gains	—	4,274	186
Realized investment losses	—	—	(6,720)
Unrealized investment losses	(2,915)	—	—
Investment gains (losses), net	$3,213	$7,553	$(1,570)
Non-operating income (expense), net	$(46,493)	$(30,454)	$(58,464)

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

For fiscal 2018, we have the following reportable segments:

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

•
Digital Experience—Our Digital Experience segment provides solutions and services for how digital advertising and marketing are created, managed, executed, measured and optimized. Our customers include digital marketers, advertisers, publishers, merchandisers, web analysts, chief marketing officers, chief information officers and chief revenue officers. This segment also includes our marketing cloud platform offerings and commerce platform offerings from the Magento and Marketo acquisitions in the third and fourth quarter of fiscal 2018, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms effective fiscal 2018.

In fiscal 2018, we moved our legacy enterprise offerings—Adobe Connect web conferencing platform and Adobe LiveCycle, an enterprise document and forms platform—from our Digital Experience segment into Publishing, in order to more closely align our Digital Experience business with the strategic growth opportunity. Prior year information in the tables below have been reclassified to reflect this change.

Our segment results for fiscal 2018, 2017 and 2016 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Fiscal 2018
Revenue	$6,325,315	$2,443,745	$260,948	$9,030,008
Cost of revenue	249,386	922,414	23,199	1,194,999
Gross profit	$6,075,929	$1,521,331	$237,749	$7,835,009
Gross profit as a percentage of revenue	96%	62%	91%	87%
Fiscal 2017
Revenue	$5,010,579	$2,030,324	$260,602	$7,301,505
Cost of revenue	239,994	747,005	23,492	1,010,491
Gross profit	$4,770,585	$1,283,319	$237,110	$6,291,014
Gross profit as a percentage of revenue	95%	63%	91%	86%
Fiscal 2016
Revenue	$3,941,011	$1,631,426	$281,993	$5,854,430
Cost of revenue	231,074	559,938	28,896	819,908
Gross profit	$3,709,937	$1,071,488	$253,097	$5,034,522
Gross profit as a percentage of revenue	94%	66%	90%	86%
The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2018, 2017 and 2016 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets (including long-lived assets) by geographic area.

Revenue	2018	2017	2016
Americas:
United States	$4,632,469	$3,830,845	$3,087,764
Other	484,296	385,686	312,371
Total Americas	5,116,765	4,216,531	3,400,135
EMEA	2,550,062	1,985,105	1,619,153
APAC:
Japan	609,361	524,254	401,205
Other	753,820	575,615	433,937
Total APAC	1,363,181	1,099,869	835,142
Revenue	$9,030,008	$7,301,505	$5,854,430

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment	2018	2017	2016
Americas:
United States	$882,145	$753,393	$642,823
Other	30,475	2,797	559
Total Americas	912,620	756,190	643,382
EMEA	51,033	54,181	48,662
APAC:
India	93,259	109,051	106,322
Other	18,160	17,554	17,898
Total APAC	111,419	126,605	124,220
Property and equipment, net	$1,075,072	$936,976	$816,264
 Significant Customers
For fiscal 2018, 2017 and 2016 there were no customers that represented at least 10% of net revenue. As of fiscal year end 2018 and 2017, no single customer was responsible for over 10% of our trade receivables.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2018
(in thousands, except per share data)	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$2,078,947	$2,195,360	$2,291,076	$2,464,625
Gross profit	$1,820,045	$1,914,016	$1,995,584	$2,105,364
Income before income taxes	$702,502	$690,799	$701,358	$699,217
Net income	$583,076	$663,167	$666,291	$678,240
Basic net income per share	$1.18	$1.35	$1.36	$1.39
Diluted net income per share	$1.17	$1.33	$1.34	$1.37

	2017
(in thousands, except per share data)	Quarter Ended
	March 3	June 2	September 1	December 1
Revenue	$1,681,646	$1,772,190	$1,841,074	$2,006,595
Gross profit	$1,444,309	$1,532,830	$1,578,152	$1,735,723
Income before income taxes	$460,632	$492,618	$541,379	$643,012
Net income	$398,446	$374,390	$419,569	$501,549
Basic net income per share	$0.81	$0.76	$0.85	$1.02
Diluted net income per share	$0.80	$0.75	$0.84	$1.00
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of November 30, 2018 and December 1, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and December 1, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Magento on June 18, 2018 and Marketo on October 31, 2018, as discussed in Note 2 to the consolidated financial statements. As discussed in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management excluded from its assessment of the effectiveness of Adobe Inc.’s internal control over financial reporting as of November 30, 2018, Magento and Marketo’s internal control over financial reporting associated with consolidated total assets of approximately 1.1%, and consolidated total revenues of approximately 1.0%, included in the Company’s consolidated financial statements as of and for the year ended November 30, 2018. Our audit of internal control over financial reporting of Adobe Inc. as of November 30, 2018, also excluded an evaluation of the internal control over financial reporting of Magento and Marketo.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Santa Clara, California
January 25, 2019

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on their evaluation as of November 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of November 30, 2018, our internal control over financial reporting is effective based on these criteria.

We acquired Magento on June 18, 2018 and Marketo on October 31, 2018, as discussed in Note 2 to the Consolidated Financial Statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment of internal control over financial reporting effectiveness as of November 30, 2018, Magento and Marketo’s internal control over financial reporting associated with consolidated total assets of approximately 1.1%, and consolidated total revenues of approximately 1.0%, included in our Consolidated Financial Statements as of and for the year ended November 30, 2018. We will include Magento and Marketo in our assessment of the effectiveness of internal control over financial reporting starting fiscal 2019.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) is incorporated herein by reference to our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2019 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2019 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item13 of Form 10-K is incorporated herein by reference to our 2019 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2019 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Specimen Common Stock Certificate					X

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2015 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/15	10.2	000-15175

10.3F	Form of 2015 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2015 Performance Share Program)*	8-K	1/28/15	10.3	000-15175

10.3G	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

10.3H	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3I	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3J	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3K	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3L	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.4A	2005 Equity Incentive Assumption Plan, as amended and restated*	10-Q	6/28/13	10.17	000-15175

10.4B	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10	000-15175

10.4C	Form of RSU Grant Notice and Award Agreement pursuant to the 2005 Equity Incentive Assumption Plan*	8-K	1/28/13	10.7	000-15175

10.5	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.6	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.7	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.8	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Societe Generale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

10.9	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. as Borrower, JPMorgan Chase Bank, N.A. as Syndication Agent, Wells Fargo Bank National Association as Documentation Agent, Bank of America, N.A. as Administrative Agent, and the Other Lenders Party Thereto	8-K	10/19/18	10.2	000-15175

10.10	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.11	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.12	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.13	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.14	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.15	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.16	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.17A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.17B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.18	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.19	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.20A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.20B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.20C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.21	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.22	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.23	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

10.24	MagentoTech LLC Unit Option Plan, as amended*	S-8	6/27/18	99.14	333-225922

10.25	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.26	2015 Executive Annual Incentive Plan*	8-K	1/28/15	10.5	000-15175

10.27	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.28	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.29	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.30	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.31	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.32	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.33	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.34	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.35
Share Purchase Agreement by and among: Adobe, a Delaware corporation; Milestone Topco, Inc., a Delaware corporation; Vista Equity Partners Fund V, L.P., a Delaware limited partnership; Vista Equity Partners Fund V-A, L.P., a Cayman Island exempted limited partnership; Vista Equity Partners Fund V-B, L.P., a Cayman Island exempted limited partnership; VEPF V FAF, L.P., a Delaware limited partnership; Vista Equity Partners Fund V Executive, L.P., a Delaware limited partnership; Vista Equity Associates V, LLC, a Delaware limited liability company; Vista Equity Partners Fund VI, L.P., a Cayman Island exempted limited partnership; Vista Equity Partners Fund VI-A, L.P., a Cayman Island exempted limited partnership; VEPF VI FAF, L.P., a Cayman Island exempted limited partnership; and Vista Equity Partners Management, LLC, a Delaware limited liability company, as the Sellers’ Representative
		8-K	9/21/18	2.1	000-15175

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.11 and 10.12 are to filings made by Omniture, Inc.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

††	References to Exhibits 10.22 through 10.23 are to filings made by TubeMogul, Inc.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: January 25, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shantanu Narayen and John Murphy, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 25, 2019
Shantanu Narayen	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN MURPHY		January 25, 2019
John Murphy	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MARK GARFIELD		January 25, 2019
Mark Garfield	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ JAMES DALEY		January 25, 2019
James Daley	Director

/s/ AMY BANSE		January 25, 2019
Amy Banse	Director

Signature	Title	Date
/s/ EDWARD BARNHOLT		January 25, 2019
Edward Barnholt	Director

/s/ ROBERT BURGESS		January 25, 2019
Robert Burgess	Director

/s/ FRANK CALDERONI		January 25, 2019
Frank Calderoni	Director

/s/ LAURA DESMOND		January 25, 2019
Laura Desmond	Director

/s/ CHARLES GESCHKE		January 25, 2019
Charles Geschke	Director

/s/ DAVID RICKS		January 25, 2019
David Ricks	Director

/s/ DANIEL ROSENSWEIG		January 25, 2019
Daniel Rosensweig	Director

/s/ JOHN WARNOCK		January 25, 2019
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Adobe
Adobe Connect
Adobe CreativeSync
Adobe Dimension
Adobe Premiere
Adobe Sensei
After Effects
Behance
Creative Cloud
Illustrator
InCopy
InDesign
Lightroom
LiveCycle
Magento
Marketo
Photoshop
PostScript
Reader
Sensei
TubeMogul
Typekit

All other trademarks are the property of their respective owners.