Form 10-Q
period 2019-03-01
ADOBE INC.
filed 2019-03-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2019

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of March 22, 2019 was 487,950,943.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 1, 2019	November 30, 2018
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$1,738,846	$1,642,775
Short-term investments	1,487,411	1,586,187
Trade receivables, net of allowances for doubtful accounts of $14,639 and $14,981, respectively	1,342,343	1,315,578
Prepaid expenses and other current assets	565,115	312,499
Total current assets	5,133,715	4,857,039
Property and equipment, net	1,104,065	1,075,072
Goodwill	10,707,715	10,581,048
Purchased and other intangibles, net	2,017,103	2,069,001
Other assets	542,938	186,522
Total assets	$19,505,536	$18,768,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$145,292	$186,258
Accrued expenses	1,167,429	1,163,185
Debt	892,754	—
Income taxes payable	24,422	35,709
Deferred revenue	3,083,839	2,915,974
Total current liabilities	5,313,736	4,301,126
Long-term liabilities:
Debt	3,236,833	4,124,800
Deferred revenue	134,353	137,630
Income taxes payable	655,036	644,101
Deferred income taxes	125,660	46,702
Other liabilities	168,433	152,209
Total liabilities	9,634,051	9,406,568
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 488,504 and 487,663 shares outstanding, respectively	61	61
Additional paid-in-capital	5,857,440	5,685,337
Retained earnings	12,579,311	11,815,597
Accumulated other comprehensive income (loss)	(150,432)	(148,130)
Treasury stock, at cost (112,330 and 113,171 shares, respectively), net of reissuances	(8,414,895)	(7,990,751)
Total stockholders’ equity	9,871,485	9,362,114
Total liabilities and stockholders’ equity	$19,505,536	$18,768,682
_________________________________________

(*)
The condensed consolidated balance sheet as of November 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 1, 2019	March 2, 2018
Revenue:
Subscription	$2,304,967	$1,793,358
Product	170,554	171,608
Services and support	125,425	113,981
Total revenue	2,600,946	2,078,947
Cost of revenue:
Subscription	288,031	164,685
Product	12,105	12,877
Services and support	97,150	81,340
Total cost of revenue	397,286	258,902
Gross profit	2,203,660	1,820,045
Operating expenses:
Research and development	464,637	348,769
Sales and marketing	781,518	580,957
General and administrative	216,109	170,440
Amortization of purchased intangibles	46,566	17,146
Total operating expenses	1,508,830	1,117,312
Operating income	694,830	702,733
Non-operating income (expense):
Interest and other income (expense), net	4,266	16,672
Interest expense	(40,593)	(19,899)
Investment gains (losses), net	43,831	2,996
Total non-operating income (expense), net	7,504	(231)
Income before income taxes	702,334	702,502
Provision for income taxes	28,093	119,426
Net income	$674,241	$583,076
Basic net income per share	$1.38	$1.18
Shares used to compute basic net income per share	488,056	492,061
Diluted net income per share	$1.36	$1.17
Shares used to compute diluted net income per share	494,188	499,433

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 1, 2019	March 2, 2018
	Increase/(Decrease)
Net income	$674,241	$583,076
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	12,402	(23,150)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	125	121
Net increase (decrease) from available-for-sale securities	12,527	(23,029)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(8,457)	(1,336)
Reclassification adjustment for recognized gains / losses on derivative instruments	(8,197)	(2,139)
Net increase (decrease) from derivatives designated as hedging instruments	(16,654)	(3,475)
Foreign currency translation adjustments	1,825	28,386
Other comprehensive income (loss), net of taxes	(2,302)	1,882
Total comprehensive income, net of taxes	$671,939	$584,958

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 1, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	600,834	$61	$5,685,337	$11,815,597	$(148,130)	(113,171)	$(7,990,751)	$9,362,114
Impacts of ASC 606 adoption	—	—	—	442,319	—	—	—	442,319
Net income	—	—	—	674,241	—	—	—	674,241
Other comprehensive income (losses), net of taxes	—	—	—	—	(2,302)	—	—	(2,302)
Re-issuance of treasury stock under stock compensation plans	—	—	(8,008)	(352,846)	—	2,911	79,873	(280,981)
Purchase of treasury stock	—	—	—	—	—	(2,070)	(500,000)	(500,000)
Stock-based compensation	—	—	180,111	—	—	—	—	180,111
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4,017)	(4,017)
Balances at March 1, 2019	600,834	$61	$5,857,440	$12,579,311	$(150,432)	(112,330)	$(8,414,895)	$9,871,485

	Three Months Ended March 2, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
Net income	—	—	—	583,076	—	—	—	583,076
Other comprehensive income (losses), net of taxes	—	—	—	—	1,882	—	—	1,882
Re-issuance of treasury stock under stock compensation plans	—	—	(9,133)	(326,229)	—	3,245	94,393	(240,969)
Purchase of treasury stock	—	—	—	—	—	(1,627)	(300,000)	(300,000)
Stock-based compensation	—	—	135,526	—	—	—	—	135,526
Value of shares in deferred compensation plan	—	—	—	—	—	—	(5,038)	(5,038)
Impacts of the U.S. Tax Cut and Jobs Act	—	—	—	(318)	—	—	—	(318)
Balances at March 2, 2018	600,834	$61	$5,208,588	$9,830,399	$(109,939)	(107,954)	$(6,295,081)	$8,634,028

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 1, 2019	March 2, 2018
Cash flows from operating activities:
Net income	$674,241	$583,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	144,898	76,522
Stock-based compensation	184,688	135,526
Deferred income taxes	(18,810)	(431,494)
Unrealized losses (gains) on investments, net	(41,678)	(929)
Other non-cash items	1,344	1,457
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	64,544	154,398
Prepaid expenses and other assets	(107,423)	(64,953)
Trade payables	(41,078)	17,552
Accrued expenses	(19,503)	(70,508)
Income taxes payable	5,995	511,292
Deferred revenue	166,230	77,662
Net cash provided by operating activities	1,013,448	989,601
Cash flows from investing activities:
Purchases of short-term investments	—	(332,105)
Maturities of short-term investments	96,322	153,885
Proceeds from sales of short-term investments	13,948	186,114
Acquisitions, net of cash acquired	(99,817)	—
Purchases of property and equipment	(65,268)	(95,142)
Purchases of long-term investments, intangibles and other assets	(77,561)	(9,391)
Proceeds from sale of long-term investments and other assets	458	2,877
Net cash used for investing activities	(131,918)	(93,762)
Cash flows from financing activities:
Purchases of treasury stock	(500,000)	(300,000)
Proceeds from issuance of treasury stock	71,594	64,384
Taxes paid related to net share settlement of equity awards	(352,575)	(305,353)
Repayment of capital lease obligations	(2,931)	(304)
Net cash used for financing activities	(783,912)	(541,273)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,547)	6,343
Net increase in cash and cash equivalents	96,071	360,909
Cash and cash equivalents at beginning of period	1,642,775	2,306,072
Cash and cash equivalents at end of period	$1,738,846	$2,666,981
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$51,887	$31,107
Cash paid for interest	$50,828	$26,410

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 on file with the SEC (our “Annual Report”).
Recently Adopted Accounting Guidance
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method.
On December 1, 2018, the beginning of our fiscal year 2019, we adopted the requirements of the new revenue standard utilizing the modified retrospective method of transition. Prior period information has not been restated and continues to be reported under the accounting standard in effect for those periods. We applied the new revenue standard to contracts that were not completed as of the adoption date, consistent with the transition guidance. Further, adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition and sales commissions as detailed below.
We recognized the following cumulative effects of initially applying the new revenue standard as of December 1, 2018:

	As of November 30, 2018	ASC 606 Adoption Adjustments	As of December 1, 2018
Assets
Trade receivables, net of allowances for doubtful accounts	$1,315,578	$43,028	$1,358,606
Prepaid expenses and other current assets	312,499	186,220	498,719
Other assets	186,522	273,421	459,943
Liabilities and Stockholders’ Equity
Accrued expenses	1,163,185	30,358	1,193,543
Deferred revenue, current	2,915,974	(52,842)	2,863,132
Deferred income taxes	46,702	82,834	129,536
Retained earnings	$11,815,597	$442,319	$12,257,916

Below is a summary of the adoption impacts of the new revenue standard:

•
We capitalized $413.2 million of contract acquisition costs comprised of sales and partner commission costs at adoption date, with a corresponding adjustment to retained earnings. We are amortizing these costs over their respective expected period of benefit.

•
Revenue for certain contracts that were previously deferred would have been recognized in periods prior to adoption under the new standard. Upon adoption, we recorded the following adjustments to our beginning balances to reflect the amount of revenue that will no longer be recognized in future periods for such contracts: increase in unbilled receivables (included in trade receivables, net) of $24.8 million, increase in contract assets (included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion) of $46.4 million and a decrease in deferred revenue of $52.8 million, with corresponding adjustments to retained earnings.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	We recorded an increase to our opening deferred income tax liability of $82.8 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

•	Further, we had other impacts to various accounts which resulted to an immaterial net reduction to our retained earnings.
Adoption of the new revenue standard impacted our condensed consolidated statement of income for three months ended March 1, 2019 as follows (in thousands, except per share amounts):

	As reported	Adjustments	Balances without ASC 606 adoption impact
Revenue
Subscription	$2,304,967	$2,207	$2,307,174
Product	170,554	(22,880)	147,674
Services and support	125,425	(771)	124,654
Total revenue	2,600,946	(21,444)	2,579,502
Operating expenses
Sales and marketing	781,518	8,868	790,386
Provision for income taxes	28,093	(1,210)	26,883
Net income	$674,241	$(29,053)	$645,188
Basic net income per share	$1.38	$(0.06)	$1.32
Diluted net income per share	$1.36	$(0.05)	$1.31

Adoption of the new revenue standard impacted our condensed consolidated balance sheets as of March 1, 2019 as follows (in thousands):

	As reported	Adjustments	Balances without ASC 606 adoption impact
Assets
Trade receivables, net of allowances for doubtful accounts	$1,342,343	$(48,662)	$1,293,681
Prepaid expenses and other current assets	565,115	(195,006)	370,109
Other assets	542,938	(287,165)	255,773
Liabilities and Stockholders’ Equity
Accrued expenses	1,167,429	(37,547)	1,129,882
Deferred revenue, current	3,083,839	68,206	3,152,045
Deferred revenue, long-term	134,353	(6,076)	128,277
Deferred income taxes	125,660	(84,044)	41,616
Retained earnings	$12,579,311	$(471,372)	$12,107,939

There was no net impact to our condensed consolidated statements of comprehensive income and cash flows from operating, financing or investing activities on the condensed consolidated cash flows resulting from the adoption of the new revenue standard other than the impact to reported net income as presented above. The impact to our condensed consolidated statement of stockholders’ equity was only to retained earnings, as presented above.
The most significant impact of the new revenue standard relates to our capitalization of certain incremental costs to acquire contracts and the requirement to amortize these amounts over the expected period of benefit. Under the previous standard, we expensed costs related to the acquisition of revenue-generating contracts as incurred. Additionally, there was impact from

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

arrangements with our customers that include on-premise term-based software licenses bundled with maintenance and support. Under the previous standard, revenue attributable to these software licenses was recognized ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) did not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue recognition for delivered software licenses is eliminated under the new revenue standard. Accordingly, under the new revenue standard we recognize as revenue a portion of the arrangement fee upon delivery of the software licenses and classify that recognized revenue as product revenue instead of subscription revenue in our condensed consolidated statements of income.
Other impacts to our policies and disclosures include earlier recognition of revenue for certain contracts due to the elimination of contingent revenue limitations, the requirement to estimate variable consideration for certain arrangements, increased allocation of revenue to and from professional services and other offerings and changes to our financial statement disclosures such as new disclosures related to our remaining performance obligations. However, the timing and pattern of revenue recognition related to our professional services and cloud-enabled offerings, including Creative Cloud and Document Cloud for enterprises, individuals and teams, remain substantially unchanged. When Creative Cloud and Document Cloud are sold with cloud-enabled services, the on-premise/on-device software licenses and cloud-enabled services are so highly interrelated and interdependent that they are not each separately identifiable within the context of the contract and therefore not distinct from each other. Revenue for these offerings continues to be recognized ratably over the subscription period for which the cloud-enabled services are provided.
Significant Accounting Policies
Revenue Recognition
For revenue recognition policies under Accounting Standards Codification Topic 605, refer to Note 1. Basis of Presentation and Significant Accounting Policies in our Annual Report.
Our revenue is derived from the sale of cloud-enabled software subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support. Most of our enterprise customer arrangements involve multiple promises to our customers.
Revenue is recognized when a contract exists between us and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as Creative Cloud and Document Cloud, accounted for as a single performance obligation. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Product, Subscription, and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of cloud-enabled subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support.
Fully hosted subscription services (Software-as-a-Service) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services may be sold on a fee-per-subscription period basis, or based on consumption or usage.
We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions, are billed in accordance with contract terms as these fees are typically incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, where invoicing is aligned to the pattern of performance, customer benefit, and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

When cloud-enabled services are highly integrated and interrelated with on-premise software, such as in our cloud-enabled Creative Cloud and Document Cloud offerings, the individual components are not considered distinct and revenue is recognized ratably over the subscription period for which the cloud-enabled services are provided.
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time or based on usage for certain of our OEM and royalty agreements. Revenue from distinct on-premise licenses is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on the condensed consolidated statements of income. Some of our enterprise license arrangements allow customers to commit non-cancellable funds. These non-cancellable committed funds are nonrefundable and provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Revenue associated with these monthly term-based licenses is classified as subscription revenue.
Our services and support revenue is composed of consulting, training, and maintenance and support, primarily related to our enterprise offerings. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. We typically sell our consulting contracts on a time-and-materials basis and recognize the related revenue as services are rendered. We typically sell our maintenance and support contracts on a flat fee or percentage of associated license fees basis and recognize the related revenue ratably over the support term as the underlying service is a stand-ready performance obligation.
We exclude from the transaction price sales and other taxes collected from customers on behalf of the relevant government authority. Most of our products are delivered electronically, however in instances where shipping and handling costs are incurred, we treat these amounts as costs to fulfill the contract and they are not considered a performance obligation and the associated fees are not included in the transaction price.
Judgments
Our contracts with customers may include multiple goods and services. For example, some of our offerings include both on-premise and/or on-device software licenses and cloud services. Determining whether the software licenses and the cloud services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, may require significant judgment. We have concluded that the on-premise/on-device software licenses and cloud services provided in our Creative Cloud and Document Cloud subscription offerings are not distinct from each other such that revenue from each offering should be recognized ratably over the subscription period for which the cloud services are provided. In reaching this conclusion, we considered the nature of our promise to Creative Cloud and Document Cloud customers, which is to provide a complete end-to-end creative design or document workflow solution that operates seamlessly across multiple devices and teams. We fulfill this promise by providing access to a solution that integrates cloud-based and on-premise/on-device features that, together through their integration, provide functionalities, utility and workflow efficiencies that could not be obtained from either the on-premise/on-device software or cloud services on their own.
Standalone selling price is established by maximizing the amount of observable inputs, primarily actual historical selling prices for performance obligations where available, and includes consideration of factors such as go-to-market model and geography. Individual products may have multiple values for standalone selling price depending on factors such as where they are sold and what channel they are sold through. Where standalone selling price may not be directly observable (e.g., the performance obligation is not sold separately), we maximize the use of observable inputs by using information that may include reviewing pricing practices, performance obligations with similar customers and selling models.
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. We evaluated qualitative and quantitative factors to determine the period of amortization, including contract length, renewals, customer life and the useful lives of our products and acquired products. When the expected period of benefit of an asset which would be capitalized is less than one year, we expense the amount as incurred, utilizing the practical expedient. We regularly evaluate whether there have been changes in the underlying assumptions and data used to determine the amortization period.
We offer limited rights of return, rebates and price protection of our products under various policies and programs with our distributors, resellers and/or end-user customers. We estimate and record reserves for these programs as variable consideration

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

when estimating transaction price. Returns, rebates and other offsets to transaction price are estimated at contract inception on a portfolio basis and assessed for reasonableness each reporting period when additional information becomes available.
General Contract Provisions
We maintain revenue reserves for rebates, rights of return, or other limited price adjustments.
Distributors are allowed limited rights of return of products purchased during the previous quarter. In addition, distributors are allowed to return products that have reached the end of their lives, as defined by us, and for products that are being replaced by new versions.
We offer rebates to our distributors, resellers and/or end user customers. Transaction price is reduced for these amounts based on actual performance against objectives set forth by us for a particular reporting period, such as volume and timely reporting.
On a quarterly basis, the amount of revenue that is reserved is calculated based on our historical trends and data specific to each reporting period. The primary method of establishing these reserves is to review historical data from prior periods as a percent of revenue to determine a historical reserve rate. We then apply the historical rate to the current period revenue as a basis for estimating future returns. When necessary, we also provide a specific reserve in excess of portfolio-level estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans and other factors.
Although our subscription contracts are generally non-cancellable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term and consumers have a period of time to terminate certain agreements without penalty. In the event a customer cancels their contract, they are generally not entitled to a refund for prior services we have provided to them. Contracts that include termination rights without substantive penalty are accounted for as contracts only for the committed period. Periods of time after the right of termination are accounted for as optional purchases when they do not represent material rights. For certain of our usage-based license agreements, typically in our royalty and OEM businesses, reporting may be received after the end of a fiscal period. In such instances, we estimate and accrue license revenue. We base our estimates on multiple factors, including historical sales information, seasonality and other business information which may impact our estimates. We do not estimate variable consideration for our sales and usage-based license royalty agreements, consistent with the associated practical expedient under the new revenue standard.
Recent Accounting Pronouncements Not Yet Effective
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new leases standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new leases standard is effective for us beginning in the first quarter of fiscal 2020, and we will not early adopt.
The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to adopt the new leases standard using this optional transition method.
While we are continuing to assess the potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities on our balance sheet. We are implementing a new lease accounting system and are updating our processes in preparation for the adoption of the new leases standard.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. For example, adoption would result in reclassification of hedge costs from foreign currency hedges from interest and other income (expense), net to revenue in our statements of income. The updated standard also amends the presentation and

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020, which is when we plan to adopt the standard. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 1, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2.  REVENUE
Revenue in the first quarter of fiscal 2019 presented below is in accordance with a new revenue standard that was adopted under the modified retrospective method. Prior period revenue has not been restated.

Our segment results for the three months ended March 1, 2019 and March 2, 2018 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Three months ended March 1, 2019
Revenue	$1,776,643	$743,276	$81,027	$2,600,946
Cost of revenue	68,195	323,708	5,383	397,286
Gross profit	$1,708,448	$419,568	$75,644	$2,203,660
Gross profit as a percentage of revenue	96%	56%	93%	85%
Three months ended March 2, 2018
Revenue	$1,460,561	$554,107	$64,279	$2,078,947
Cost of revenue	55,469	198,792	4,641	258,902
Gross profit	$1,405,092	$355,315	$59,638	$1,820,045
Gross profit as a percentage of revenue	96%	64%	93%	88%

Revenue by geographic area for the three months ended March 1, 2019 and March 2, 2018 is as follows (in thousands):

	2019	2018
Americas	$1,509,895	$1,170,681
EMEA	702,961	587,268
APAC	388,090	320,998
Total	$2,600,946	$2,078,947

Revenue by major offerings in our Digital Media reportable segment for the three months ended March 1, 2019 and March 2, 2018 is as follows (in thousands):

	2019	2018
Creative Cloud	$1,494,888	$1,229,496
Document Cloud	281,755	231,065
Total	$1,776,643	$1,460,561

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Subscription revenue by segment for the three months ended March 1, 2019 and March 2, 2018 is as follows (in thousands):

	2019	2018
Digital Media	$1,663,639	$1,334,659
Digital Experience	611,928	430,867
Publishing	29,400	27,832
Total	$2,304,967	$1,793,358
Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing occurring.
The opening balance of trade receivables, net of allowances for doubtful accounts, as of December 1, 2018 was $1.36 billion, inclusive of unbilled receivables of $105.8 million. As of March 1, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.34 billion, inclusive of unbilled receivables of $93.4 million.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on both specific and general reserves. We regularly review our trade receivables allowance by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay and we specifically reserve for those deemed uncollectible. As of March 1, 2019 and December 1, 2018, allowance for doubtful accounts was $14.6 million and $15.0 million, respectively.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets.
The opening balance of contract assets as of December 1, 2018 was $46.4 million. As of March 1, 2019, the balance of contract assets was $47.7 million.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. Customers are typically invoiced for these agreements in regular installments and revenue is recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity within the quarter. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, such as invoicing at the beginning of a

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

subscription term with revenue recognized ratably over the contract period, and not to receive financing from our customers. Any potential financing fees are considered insignificant in the context of our contracts.
The adjusted opening balance of deferred revenue as of December 1, 2018 was $3.00 billion. As of March 1, 2019, the balance of deferred revenue was $3.22 billion, inclusive of $602.3 million of non-cancellable and non-refundable committed funds and $73.0 million refundable customer deposits. Arrangements with non-cancellable and non-refundable committed funds provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis.
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through business combinations, which were offset by decreases due to revenue recognized in the period. During the three months ended March 1, 2019, $1.36 billion of revenue was recognized that was included in the deferred revenue balance at the beginning of the period.
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals and average contract terms. We applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, sales- and usage-based royalties not yet consumed and any estimated amounts of variable consideration that are subject to constraint in accordance with the new revenue standard.
Remaining performance obligations were approximately $8.13 billion as of March 1, 2019, which includes $602.3 million of non-cancellable committed funds related to some of our enterprise customer agreements. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Contract Acquisition Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized.
The costs capitalized under the new revenue standard are primarily sales commissions paid to our sales force personnel. Capitalized costs may also include portions of fringe benefits and payroll taxes associated with compensation for incremental costs to acquire customer contracts and incentive payments to partners.
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in our sales and marketing expense in our condensed consolidated statements of income.
The opening balance of capitalized contract acquisition costs as of December 1, 2018 was $413.2 million. As of March 1, 2019, the balance of capitalized contract acquisition costs was $434.4 million, of which $287.2 million was long-term and included in other assets in the condensed consolidated balance sheets. The remaining balance of the capitalized costs to obtain contracts were current and included in prepaid expenses and other current assets.
Refund Liabilities
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets.
The opening balance of refund liabilities as of December 1, 2018 was $75.3 million. As of March 1, 2019, the balance of refund liabilities was $87.1 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. ACQUISITIONS
Allegorithmic
On January 23, 2019, we completed the acquisition of Allegorithmic, a privately held 3D editing and authoring software company for gaming and entertainment. Prior to the acquisition, we held an equity interest that was accounted for as an equity-method investment. We acquired the remaining equity interest for approximately $105.3 million in cash consideration. The total purchase price, inclusive of the acquisition-date fair-value of our pre-existing equity interest, was approximately $159.7 million. During the first quarter of fiscal 2019, we began integrating Allegorithmic into our Digital Media reportable segment.

In conjunction with the acquisition, we separately recognized an investment gain of approximately $41.5 million, which represents the difference between the acquisition-date fair value of our pre-existing equity interest, $54.4 million, and our previous carrying amount.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to Allegorithmic’s net tangible and intangible assets based upon their estimated fair values as of January 23, 2019. The total purchase price for Allegorithmic was preliminarily allocated to goodwill that is non-deductible for tax purposes of $124.5 million and to identifiable intangible assets of $45.0 million, with the remaining amount representing net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including the calculation of deferred tax assets and liabilities.

Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material.
Marketo
On October 31, 2018, we completed the acquisition of Marketo, a privately held marketing cloud platform company, for approximately $4.73 billion of cash consideration. Adding Marketo’s engagement platform to Adobe Experience Cloud furthers our long-term plan for strategic growth in the Digital Experience segment and enables us to offer a comprehensive set of solutions to enable customers across industries and companies automate and orchestrate their marketing activities. Under the terms of the Share Purchase Agreement (“Purchase Agreement”), we acquired all of the issued and outstanding shares of capital stock of Milestone Topco, Inc., a Delaware corporation (“Topco”) and indirect parent company of Marketo, and other equity interests in Marketo. In connection with the acquisition, each Marketo equity award that was issued and outstanding was cancelled and extinguished in exchange for cash consideration. Also pursuant to the Purchase Agreement, upon closing of the transaction, cash was paid for the settlement of Marketo’s long-term incentive plan, the settlement of Marketo’s indebtedness and the acquisition of all remaining equity interests in Marketo K.K., a Japanese corporation and joint venture.

In connection with the acquisition of Marketo, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan (“Term Loan”). The proceeds of the Term Loan were used to (i) fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition and will mature 18 months following the initial funding date. See Note 14 for further details regarding our debt.

Following the closing, we began integrating Marketo into our Digital Experience reportable segment and have included the financial results of Marketo in our consolidated financial statements beginning on the acquisition date. The amounts of net revenue and net loss of Marketo included in our consolidated statements of income from the acquisition date through November 30, 2018 were not material. The direct transaction costs associated with the acquisition were also not material.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Marketo’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. During the first quarter of fiscal 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to total estimated purchase price, identifiable intangible assets, net liabilities assumed and their related impact to goodwill.

The table below represents the preliminary purchase price allocation to the acquired net tangible and intangible assets of Marketo based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining tax liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$577,900	11
Purchased technology	444,500	7
Backlog	105,800	2
Non-competition agreements	12,100	2
Trademarks	328,500	9
Total identifiable intangible assets	1,468,800
Net liabilities assumed	(194,588)	N/A
Goodwill (1)	3,458,556	N/A
Total estimated purchase price	$4,732,768
_________________________________________

(1)	Non-deductible for tax-purposes.

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

Net liabilities assumed —Marketo’s tangible assets and liabilities as of October 31, 2018 were reviewed and adjusted to their fair value as necessary. The net liabilities assumed included, among other items, $102.6 million in accrued expenses, $74.8 million in deferred revenue and $182.6 million in deferred tax liabilities, which were partially offset by $54.9 million in cash and cash equivalents and $71.6 million in trade receivables acquired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
The table below represents the preliminary purchase price allocation to the acquired net assets of Magento based on their estimated fair values as of June 18, 2018 and the associated estimated useful lives at that date. During the first quarter of fiscal 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to net liabilities assumed and their related impact to goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$208,000	8
Purchased technology	84,200	5
In-process research and development (1)	39,100	N/A
Trademarks	21,100	3
Other intangibles	43,400	3
Total identifiable intangible assets	395,800
Net liabilities assumed	(68,182)	N/A
Goodwill (2)	1,316,983	N/A
Total estimated purchase price	$1,644,601

_________________________________________

(1)
Capitalized as purchased technology and are considered indefinite lived until the completion or abandonment of the associated research and development efforts. As of the reporting date, one of the associated in-process research and development efforts was completed and another one was abandoned. The respective related amortization and write-off were each immaterial.

(2)	Non-deductible for tax-purposes.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
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
Cash, cash equivalents and short-term investments consisted of the following as of March 1, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$341,359	$—	$—	$341,359
Cash equivalents:
Money market mutual funds	1,383,033	—	—	1,383,033
Time deposits	14,454	—	—	14,454
Total cash equivalents	1,397,487	—	—	1,397,487
Total cash and cash equivalents	1,738,846	—	—	1,738,846
Short-term fixed income securities:
Asset-backed securities	33,623	—	(185)	33,438
Corporate debt securities	1,445,943	129	(12,576)	1,433,496
Foreign government securities	2,399	—	(13)	2,386
Municipal securities	18,248	—	(157)	18,091
Total short-term investments	1,500,213	129	(12,931)	1,487,411
Total cash, cash equivalents and short-term investments	$3,239,059	$129	$(12,931)	$3,226,257

ADOBE INC.

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

See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of March 1, 2019 and November 30, 2018 (in thousands):

	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$67,201	$(137)	$538,109	$(7,966)
Asset-backed securities	36	—	6,696	(54)
Municipal securities	1,854	(6)	6,599	(81)
Total	$69,091	$(143)	$551,404	$(8,101)

There were 45 securities and 369 securities in an unrealized loss position for less than twelve months at March 1, 2019 and at November 30, 2018, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of March 1, 2019 and November 30, 2018 (in thousands):

	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,318,108	$(12,439)	$969,701	$(16,730)
Asset-backed securities	30,209	(185)	34,812	(313)
Municipal securities	16,053	(151)	11,532	(205)
Foreign government securities	2,385	(13)	4,154	(24)
Total	$1,366,755	$(12,788)	$1,020,199	$(17,272)

There were 818 securities and 577 securities in an unrealized loss position for more than twelve months at March 1, 2019 and at November 30, 2018, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 1, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$642,860	$640,549
Due between one and two years	562,585	556,764
Due between two and three years	190,095	187,312
Due after three years	104,673	102,786
Total	$1,500,213	$1,487,411
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the three months ended March 1, 2019 and March 2, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 1, 2019.
The fair value of our financial assets and liabilities at March 1, 2019 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,383,033	$1,383,033	$—	$—
Time deposits	14,454	14,454	—	—
Short-term investments:
Asset-backed securities	33,438	—	33,438	—
Corporate debt securities	1,433,496	—	1,433,496	—
Foreign government securities	2,386	—	2,386	—
Municipal securities	18,091	—	18,091	—
Prepaid expenses and other current assets:
Foreign currency derivatives	24,477	—	24,477	—
Other assets:
Deferred compensation plan assets	80,817	3,287	77,530	—
Total assets	$2,990,192	$1,400,774	$1,589,418	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,075	$—	$1,075	$—
Other liabilities:
Interest rate swap derivatives	6,278	—	6,278	—
Total liabilities	$7,353	$—	$7,353	$—

ADOBE INC.

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of A. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 1, 2019 and March 2, 2018, we determined there were no other-than-temporary impairments of our cost method investments.
The fair value of our senior notes was $1.92 billion as of March 1, 2019, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
NOTE 6.  DERIVATIVES AND HEDGING ACTIVITIES
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

ADOBE INC.

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
Fair Value Hedging - Hedges of Interest Rate Risk
In fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (“2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on the 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 14 for further details regarding our debt.
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our condensed consolidated statements of income. As of March 1, 2019, the fair value of the interest rate swaps was added to the carrying value of current debt in our condensed consolidated balance sheets.
The fair value of derivative instruments on our condensed consolidated balance sheets as of March 1, 2019 and November 30, 2018 were as follows (in thousands):

	2019		2018
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$23,179	$—	$40,191	$—
Interest rate swap (3)	—	6,278	—	9,744
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	1,298	1,075	4,068	816
Total derivatives	$24,477	$7,353	$44,259	$10,560

_________________________________________

(1)	Fair value asset derivatives included in prepaid expenses and other current assets and fair value liability derivatives included in accrued expenses on our consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next twelve months.

(3)	Included in other liabilities on our condensed consolidated balance sheets.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three months ended March 1, 2019 and March 2, 2018 was as follows (in thousands):

	2019		2018
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$8,457	$—	$(1,336)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$8,501	$—	$1,022	$—
Net gain (loss) recognized in income(3)	$(12,142)	$—	$(10,326)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,519)	$—	$(3,661)

_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of March 1, 2019 and November 30, 2018 was $10.71 billion and $10.58 billion, respectively. The increase was primarily due to our acquisition of Allegorithmic in the first quarter of fiscal 2019.
Purchased and other intangible assets subject to amortization as of March 1, 2019 and November 30, 2018 were as follows (in thousands):

	2019			2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$775,474	$(139,200)	$636,274	$750,286	$(118,812)	$631,474
Customer contracts and relationships	$1,248,258	$(364,095)	$884,163	$1,329,432	$(416,176)	$913,256
Trademarks	384,855	(38,004)	346,851	384,855	(25,968)	358,887
Acquired rights to use technology	59,906	(45,015)	14,891	58,966	(48,770)	10,196
Backlog	147,300	(29,982)	117,318	147,300	(13,299)	134,001
Other intangibles	23,780	(6,174)	17,606	51,096	(29,909)	21,187
Total other intangible assets	$1,864,099	$(483,270)	$1,380,829	$1,971,649	$(534,122)	$1,437,527
Purchased and other intangible assets, net	$2,639,573	$(622,470)	$2,017,103	$2,721,935	$(652,934)	$2,069,001

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amortization expense related to purchased and other intangible assets was $104.6 million and $33.9 million for the three months ended March 1, 2019 and March 2, 2018, respectively. Of these amounts, $58.0 million and $16.7 million were included in cost of sales for the three months ended March 1, 2019 and March 2, 2018, respectively. See Note 3 for details regarding our acquisitions.
As of March 1, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2019	$95,761	$201,156
2020	126,123	235,431
2021	103,796	148,935
2022	86,921	134,472
2023	76,921	134,330
Thereafter	146,752	526,505
Total expected amortization expense	$636,274	$1,380,829

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of March 1, 2019 and November 30, 2018 consisted of the following (in thousands):

	2019	2018
Accrued compensation and benefits	$362,347	$313,874
Accrued bonuses	79,249	216,007
Accrued media costs	80,520	124,849
Sales and marketing allowances	49,617	44,968
Accrued corporate marketing	72,660	66,186
Accrued building rent	70,118	61,544
Taxes payable	57,173	57,525
Royalties payable	51,919	51,529
Accrued interest expense	7,284	29,481
Other	336,542	197,222
Accrued expenses	$1,167,429	$1,163,185

Accrued media costs primarily relate to our advertising platform offerings which are part of the Advertising Cloud. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses, sales returns reserves and foreign currency liability derivatives.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  STOCK-BASED COMPENSATION
Stock Plan
As of March 1, 2019, we had reserved 200.7 million shares of common stock for issuance under our 2003 Equity Incentive Plan and had 45.4 million shares available for grant.
Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 1, 2019 and the fiscal year ended November 30, 2018 was as follows (in thousands):

	2019	2018
Beginning outstanding balance	8,668	9,304
Awarded	3,361	4,012
Released	(2,947)	(3,988)
Forfeited	(148)	(660)
Ending outstanding balance	8,934	8,668

Beginning January 2019, restricted stock units granted as part of our annual review process or for promotions will vest over four years. Restricted stock units granted as part of our annual review process or for promotions with grant dates prior to January 2019 continue to vest over three years.
Information regarding restricted stock units outstanding at March 1, 2019 and March 2, 2018 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2019
Restricted stock units outstanding	8,934	1.61	$2,358.7
Restricted stock units vested and expected to vest	7,979	1.55	$2,106.6
2018
Restricted stock units outstanding	9,195	1.52	$1,928.9
Restricted stock units vested and expected to vest	8,259	1.47	$1,732.6

_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 1, 2019 and March 2, 2018 were $264.01 and $209.79, respectively.

Summary of Performance Shares
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Equity Incentive Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the Executive Compensation Committee’s certification of the level of achievement following the three-year anniversary of each grant date. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
In the first quarter of fiscal 2019, the Executive Compensation Committee approved the 2019 Performance Share Program.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the first quarter of fiscal 2019, the Executive Compensation Committee also certified the actual performance achievement of participants in the 2016 Performance Share Program. Actual performance resulted in participants achieving 200% of target or approximately 0.8 million shares. The shares granted and achieved under the 2016 Performance Share Program fully vested on the three-year anniversary of the grant on January 25, 2019, if not forfeited.
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
As of March 1, 2019, the shares awarded under our 2019, 2018, and 2017 Performance Share Programs are yet to be achieved.
The following table sets forth the summary of performance share activity under our Performance Share Programs for the three months ended March 1, 2019 and the fiscal year ended November 30, 2018 (in thousands):

	2019			2018
	Shares Granted		Maximum Shares Eligible to Receive	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,148		2,296	1,534		3,068
Awarded	722	(1)	614	837	(2)	628
Achieved	(830)	(3)	(830)	(1,050)	(3)	(1,053)
Forfeited	(11)		(22)	(173)		(347)
Ending outstanding balance	1,029		2,058	1,148		2,296
_________________________________________

(1)
Included in the 0.7 million shares awarded during the three months ended March 1, 2019 were 0.4 million shares awarded for the final achievement of the 2016 Performance Share program. The remaining awarded shares were for the 2019 Performance Share Program.

(2)
Included in the 0.8 million shares awarded during the fiscal year ended November 30, 2018 were 0.5 million shares awarded for the final achievement of the 2015 Performance Share program. The remaining awarded shares were for the 2018 Performance Share Program.

(3)	Shares achieved under our 2016 and 2015 Performance Share programs which resulted from 200% achievement of target.

Summary of Employee Stock Purchase Plan Shares
The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 1, 2019 and March 2, 2018 were as follows:

Three Months
	2019	2018
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	35% - 37%	26% - 27%
Risk free interest rate	2.47% - 2.63%	1.54% - 1.89%

Employees purchased 0.5 million shares at an average price of $129.23 and 0.7 million shares at an average price of $91.74 for the three months ended March 1, 2019 and March 2, 2018, respectively. The intrinsic value of shares purchased during the three months ended March 1, 2019 and March 2, 2018 was $51.2 million and $54.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. However, we may assume the stock option plans of certain companies we acquire. As of March 1, 2019 and November 30, 2018, we had 0.2 million and 0.3 million stock options outstanding, respectively.
Compensation Costs
As of March 1, 2019, there was $1.64 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 1, 2019 and March 2, 2018 were as follows (in thousands):

	2019		2018
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$1,390	$5,182	$768	$3,944
Cost of revenue—services and support	1,998	3,817	2,016	2,986
Research and development	8,445	75,820	5,349	54,072
Sales and marketing	10,353	52,247	5,320	38,848
General and administrative	3,281	22,155	1,480	20,742
Total	$25,467	$159,221	$14,933	$120,592

NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of March 1, 2019 were as follows (in thousands):

	November 30, 2018	Increase / Decrease	Reclassification Adjustments		March 1, 2019
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$44	$88	$(3)		$129
Unrealized losses on available-for-sale securities	(25,374)	12,314	128		(12,932)
Total net unrealized gains / losses on available-for-sale securities	(25,330)	12,402	125	(1)	(12,803)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,732	(8,457)	(8,197)	(2)	5,078
Cumulative foreign currency translation adjustments	(144,532)	1,825	—		(142,707)
Total accumulated other comprehensive income (loss), net of taxes	$(148,130)	$5,770	$(8,072)		$(150,432)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on derivative instruments are classified in revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three months ended March 1, 2019 and March 2, 2018 (in thousands):

	Three Months
	2019	2018
Derivatives designated as hedging instruments:
Reclassification adjustments on derivative instruments	$(95)	$(1,526)
Subtotal derivatives designated as hedging instruments	(95)	(1,526)
Foreign currency translation adjustments	—	(1,742)
Total taxes, other comprehensive income	$(95)	$(3,268)

NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us another authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the three months ended March 1, 2019 and March 2, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $300 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the three months ended March 1, 2019, we repurchased approximately 2.1 million shares at an average price of $237.13 through structured repurchase agreements entered into during fiscal 2018 and the three months ended March 1, 2019. During the three months ended March 2, 2018 we repurchased approximately 1.6 million shares at an average price of $185.13 through structured repurchase agreements entered into during fiscal 2017 and the three months ended March 2, 2018.
For the three months ended March 1, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 1, 2019 were excluded from the computation of earnings per share. As of March 1, 2019, $159.1 million of prepayment remained under this agreement.
Subsequent to March 1, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $6.60 billion remains under our May 2018 authority.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 1, 2019 and March 2, 2018 (in thousands, except per share data):

	Three Months
	2019	2018
Net income	$674,241	$583,076
Shares used to compute basic net income per share	488,056	492,061
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	5,721	7,191
ESPP and stock options	411	181
Shares used to compute diluted net income per share	494,188	499,433
Basic net income per share	$1.38	$1.18
Diluted net income per share	$1.36	$1.17

For the three months ended March 1, 2019 and March 2, 2018, there were 0.3 million and 1.3 million potential common stock equivalents, respectively, that were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.
NOTE 13.  COMMITMENTS AND CONTINGENCIES
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

ADOBE INC.

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
The Term Loan credit agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement, including the financial covenant. As of March 1, 2019, we were in compliance with all covenants.
As of March 1, 2019, there were $2.25 billion outstanding borrowings under the Term Loan, which is included in long-term liabilities on our condensed consolidated balance sheets with a carrying value of $2.25 billion, net of debt issuance costs. For the three months ended March 1, 2019, we made interest payments of approximately $18.0 million.
Senior Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (“2020 Notes”). Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

method. The effective interest rate including the discount and issuance costs is 4.92%. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. As of March 1, 2019, the fair value of the interest rate swaps was added to the carrying value of current debt in our condensed consolidated balance sheets. See Note 6 for further details regarding our interest rate swap derivatives.
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (“2025 Notes”). Our proceeds were approximately $989.3 million which is net of an issuance discount of $10.7 million. In addition, we incurred issuance costs of $7.9 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method. The effective interest rate including the discount, issuance costs and interest rate agreement is 3.67%. Interest is payable semi-annually, in arrears on February 1 and August 1, and commenced on August 1, 2015.
As of March 1, 2019, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (“Notes”) with a total carrying value of $1.88 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.92 billion as of March 1, 2019 and excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 1, 2019, we were in compliance with all of the covenants.
In February 2019, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $37.6 million.
During the first quarter of fiscal 2019, we reclassified $898.7 million as current debt on our condensed consolidated balance sheets, which represents the 2020 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
Revolving Credit Agreement
On October 17, 2018, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement dated as of March 2, 2012 (as amended, the “Prior Revolving Credit Agreement”). In addition, we incurred issuance costs of $0.8 million which is amortized to interest expense over the term using the straight-line method. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.585% to 1.015% or (ii) a base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.500% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.000% to 0.015%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.04% to 0.11% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
As of March 1, 2019, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 15.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three months ended March 1, 2019 and March 2, 2018 included the following (in thousands):

	Three Months
	2019	2018
Interest and other income (expense), net:
Interest income	$16,071	$22,630
Foreign exchange gains (losses)	(11,857)	(5,889)
Realized gains on fixed income investment	3	184
Realized losses on fixed income investment	(128)	(305)
Other	177	52
Interest and other income (expense), net	$4,266	$16,672
Interest expense	$(40,593)	$(19,899)
Investment gains (losses), net:
Realized investment gains	$43,657	$3,994
Unrealized investment gains	174	—
Unrealized investment losses	—	(998)
Investment gains (losses), net	$43,831	$2,996
Non-operating income (expense), net	$7,504	$(231)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal 2018. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2019, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience, while continuing to market and license a broad portfolio of products and solutions.

In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich and immersive content. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ machines, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.

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

Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in fiscal 2019 are based on currency rates set at the start of fiscal 2019 and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR

On December 1, 2018, the beginning of our fiscal year 2019, we adopted the requirements of the new revenue standard utilizing the modified retrospective method of transition. We began to report our financial results for the first quarter of fiscal 2019 under the new revenue standard. The impact of the adoption was not significant to our results of operations.
Creative ARR exiting the first quarter of fiscal 2019 was $6.21 billion, up from $5.92 billion at the end of fiscal 2018. Document Cloud ARR exiting the first quarter of fiscal 2019 was $856 million, up from $791 million at the end of fiscal 2018. Total Digital Media ARR grew to $7.07 billion at the end of the first quarter of fiscal 2019, up from $6.71 billion at the end of fiscal 2018. Included in the net change in our ARR during the first quarter of fiscal 2019 was an approximately $20 million adjustment from adoption of the new revenue standard.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2019 was $1.49 billion, up from $1.23 billion in the first quarter of fiscal 2018, representing 22% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2019 was $281.7 million, up from $231.0 million in the first quarter of fiscal 2018 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.78 billion in the first quarter of fiscal 2019, up from $1.46 billion in the first quarter of fiscal 2018, representing 22% year-over-year growth.

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

We achieved record Adobe Experience Cloud revenue of $743.3 million in the first quarter of fiscal 2019, representing 34% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue across our offerings which grew to $611.9 million in the first quarter of fiscal 2019 from $430.9 million in the first quarter of fiscal 2018, representing 42% year-over-year growth. Largely contributing to the increase in Digital Experience subscription revenue was revenue associated with Marketo’s B2B engagement platform offerings and Magento’s commerce cloud offerings. We expect that the addition of Marketo and Magento, and continued demand across our portfolio of Adobe Experience Cloud solutions, will drive revenue growth in future years.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Other than the addition of revenue recognition to our critical accounting policies below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 1, 2019, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2018.
Revenue Recognition
Our contracts with customers may include multiple goods and services. For example, some of our offerings include both on-premise and/or on-device software licenses and cloud services. Determining whether the software licenses and the cloud services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, may require significant judgment. We have concluded that the on-premise/on-device software licenses and cloud services provided in our Creative Cloud and Document Cloud subscription offerings are not distinct from each other such that revenue from each offering should be recognized ratably over the subscription period for which the cloud services are provided. In reaching this conclusion, we considered the nature of our promise to Creative Cloud and Document Cloud customers, which is to provide a complete end-to-end creative design or document workflow solution that operates seamlessly across multiple devices and teams. We fulfill this promise by providing access to a solution that integrates cloud-based and on-premise/on-device features that, together through their integration, provide functionalities, utility and workflow efficiencies that could not be obtained from either the on-premise/on-device software or cloud services on their own.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition discussed above, and those included in our Annual Report on Form 10-K, have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Our financial results for the first quarter of fiscal 2019 are presented in accordance with the new revenue standard that was adopted under the modified retrospective method at the beginning of fiscal 2019. Prior period results have not been restated which limits the comparability of our results of operations for the first quarter of fiscal 2019 when compared to the year-ago period. Refer to the Note 1 of our notes to condensed consolidated financial statements for further details about our recent adoption.

Financial Performance Summary for the First Quarter of Fiscal 2019

•
Total Digital Media ARR of approximately $7.07 billion as of March 1, 2019 increased by $357 million, or 5%, from $6.71 billion as of November 30, 2018. The change in our Digital Media ARR is primarily due to strong adoption of our Creative Cloud and Adobe Document Cloud offerings and, to a lesser extent, an adjustment from adoption of the new revenue standard.

•
Creative revenue during the three months ended March 1, 2019 of $1.49 billion increased by $265.4 million, or 22% compared to the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings, slightly offset by the impact of Creative revenue reclassification to Document Cloud revenue as a result of adoption of the new revenue standard.

•
Adobe Experience Cloud revenue of $743.3 million during the three months ended March 1, 2019 increased by $189.2 million, or 34%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue driven by the addition of Magento and Marketo, which we acquired in the later part of fiscal 2018.

•
Our total deferred revenue of $3.22 billion as of March 1, 2019 increased by $164.6 million, or 5%, from $3.05 billion as of November 30, 2018 primarily due to increases in new contracts and the timing of renewals related to our Digital Experience offerings. To a lesser extent, deferred revenue from Magento and Marketo also contributed to the increase.

•
Cost of revenue of $397.3 million during the three months ended March 1, 2019 increased by $138.4 million, or 53%, compared to the year-ago period primarily due to increases in amortization of purchased intangibles and hosting services and data center costs.

•
Operating expenses of $1.51 billion during the three months ended March 1, 2019 increased by $391.5 million, or 35%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth.

•
Net income of $674.2 million during the three months ended March 1, 2019 increased by $91.2 million, or 16%, compared to the year-ago period primarily due to increases in subscription revenue and the decrease in the provision for income taxes.

•	Net cash flow from operations of $1.01 billion during the three months ended March 1, 2019 increased by $23.8 million, or 2%, compared to the year-ago period primarily due to higher net income.

Revenue for the Three Months Ended March 1, 2019 and March 2, 2018 (dollars in millions)

	Three Months
	2019	2018	% Change
Subscription	$2,305.0	$1,793.3	29%
Percentage of total revenue	88%	86%
Product	170.5	171.6	(1)%
Percentage of total revenue	7%	8%
Services and support	125.4	114.0	10%
Percentage of total revenue	5%	6%
Total revenue	$2,600.9	$2,078.9	25%

Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of our agreements with customers, beginning with commencement of service.
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three months ended March 1, 2019 and March 2, 2018 is as follows (dollars in millions):

	Three Months
	2019	2018	% Change
Digital Media	$1,663.7	$1,334.6	25%
Digital Experience	611.9	430.9	42%
Publishing	29.4	27.8	6%
Total subscription revenue	$2,305.0	$1,793.3	29%
Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise products and the sale of our cloud-hosted Adobe Experience Cloud services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement as we satisfy the performance obligations to our customers.

Segment Information (dollars in millions)

	Three Months
	2019	2018	% Change
Digital Media	$1,776.6	$1,460.5	22%
Percentage of total revenue	68%	70%
Digital Experience	743.3	554.1	34%
Percentage of total revenue	29%	27%
Publishing	81.0	64.3	26%
Percentage of total revenue	3%	3%
Total revenue	$2,600.9	$2,078.9	25%

Digital Media

Revenue from Digital Media increased $316.1 million during the three months ended March 1, 2019, as compared to the three months ended March 2, 2018 driven by increases in revenue associated with our Creative and Document Cloud offerings.

Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three months ended March 1, 2019 as compared to the year-ago period. The increase was primarily due to an increase in subscription revenue across all of our Creative Cloud offerings driven by the increase in net new subscriptions.

Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three months ended March 1, 2019 as compared to the year ago period primarily due to increases in Document Cloud subscription revenue.

Digital Experience

Revenue from Digital Experience increased $189.2 million during the three months ended March 1, 2019, as compared to the three months ended March 2, 2018 primarily due to the revenue associated with our Magento Commerce Cloud and Marketo Engagement Platform offerings which were both acquired in fiscal 2018. Also contributing to the increase, but to a lesser extent, was growth in subscription revenue driven by the continued adoption of our Adobe Experience Manager offerings which are part of our Marketing Cloud.
Geographical Information (dollars in millions)

	Three Months
	2019	2018	% Change
Americas	$1,509.9	$1,170.7	29%
Percentage of total revenue	58%	56%
EMEA	702.9	587.2	20%
Percentage of total revenue	27%	28%
APAC	388.1	321.0	21%
Percentage of total revenue	15%	16%
Total revenue	$2,600.9	$2,078.9	25%

Overall revenue during the three months ended March 1, 2019 increased in all geographic regions as compared to the three months ended March 2, 2018 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three months ended March 1, 2019 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months
Revenue impact:	Increase/ (Decrease)
Euro	$(6.7)
British Pound	(3.7)
Japanese Yen	1.3
Other currencies	(5.6)
Total revenue impact	(14.7)
Hedging impact:
Euro	6.0
British Pound	1.6
Japanese Yen	0.9
Total hedging impact	8.5
Total impact	$(6.2)
During the three months ended March 1, 2019, the U.S. Dollar strengthened against EMEA and other currencies which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.
Cost of Revenue for the Three Months Ended March 1, 2019 and March 2, 2018 (dollars in millions)

	Three Months
	2019	2018	% Change
Subscription	$288.0	$164.7	75%
Percentage of total revenue	11%	8%
Product	12.1	12.9	(6)%
Percentage of total revenue	*	1%
Services and support	97.2	81.3	20%
Percentage of total revenue	4%	4%
Total cost of revenue	$397.3	$258.9	53%
_________________________________________

(*)	Percentage is less than 1%.

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

Cost of subscription revenue increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 due to the following:

% Change
Amortization of purchased intangibles	25%
Hosting services and data center costs	17
Media costs	8
Royalty costs	4
Incentive compensation, cash and stock-based	5
Base compensation and related benefits associated with headcount	5
Software licenses	4
Various individually insignificant items	7
Total change	75%
Amortization of purchased intangibles increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in fiscal 2018. Hosted services and data center costs increased during the same period due to higher hosting costs for Digital Experience, including costs associated with our Magento and Marketo offerings which were acquired in the later part of fiscal 2018.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.
Cost of product revenue remained stable during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 due to the following:

% Change
Base compensation and related benefits associated with headcount	9%
Incentive compensation, cash and stock-based	9
Professional and consulting fees	(1)
Various individually insignificant items	3
Total change	20%

Operating Expenses for the Three Months Ended March 1, 2019 and March 2, 2018 (dollars in millions)

	Three Months
	2019	2018	% Change
Research and development	$464.6	$348.8	33%
Percentage of total revenue	18%	17%
Sales and marketing	781.5	581.0	35%
Percentage of total revenue	30%	28%
General and administrative	216.1	170.4	27%
Percentage of total revenue	8%	8%
Amortization of purchased intangibles	46.6	17.1	**
Percentage of total revenue	2%	1%
Total operating expenses	$1,508.8	$1,117.3	35%
_________________________________________

(**)	Percentage is not meaningful.
Research and Development, Sales and Marketing and General and Administrative Expenses
The increases in research and development, sales and marketing and general and administrative expenses during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 were primarily due to increases in stock-based compensation expenses and base compensation and related benefits costs associated with headcount growth.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 due to the following:

% Change
Incentive compensation, cash and stock-based	13%
Base compensation and related benefits associated with headcount	9
Seminars and events	4
Professional and consulting fees	4
Various individually insignificant items	3
Total change	33%
The increase in seminars and events during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2019 that did not occur in the year-ago period.
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

Sales and Marketing
Sales and marketing expenses consist primarily of salary and benefit expenses, amortization of contract acquisitions costs, including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

Sales and marketing expenses increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 due to the following:

% Change
Incentive compensation, cash and stock-based	7%
Base compensation and related benefits associated with headcount	10
Marketing spend related to offering launches and overall marketing efforts	10
Professional and consulting fees	2
Amortization of contract acquisition costs, including sales commissions	1
Various individually insignificant items	5
Total change	35%

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

General and administrative expenses increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 due to the following:

% Change
Professional and consulting fees	13%
Incentive compensation, cash and stock-based	4
Base compensation and related benefits associated with headcount	4
Software licenses	2
Facilities	1
Various individually insignificant items	3
Total change	27%

Amortization of Purchased Intangibles
Amortization expenses increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Marketo and Magento in the later part of fiscal 2018.

Non-Operating Income (Expense), Net for the Three Months Ended March 1, 2019 and March 2, 2018 (dollars in millions)

	Three Months
	2019	2018	% Change
Interest and other income (expense), net	$4.3	$16.7	(74)%
Percentage of total revenue	*	1%
Interest expense	(40.6)	(19.9)	104%
Percentage of total revenue	(2)%	(1)%
Investment gains (losses), net	43.8	3.0	**
Percentage of total revenue	2%	*
Total non-operating income (expense), net	$7.5	$(0.2)	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from our hedging programs.
Interest and other income (expense), net decreased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 primarily due to lower average invested balances and lower interest rates.
Interest Expense
Interest expense represents interest associated with our Term Loan, senior notes and interest rate swaps. Interest on our Term Loan is payable periodically at the end of each interest period, whereas interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1. Floating interest payments on the interest rate swaps are paid monthly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. See Notes 6 and 14 of our notes to condensed consolidated financial statements for further details regarding our senior notes and interest rate swaps.
Interest expense increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 primarily due to interest on our Term Loan which was entered into in the fourth quarter of fiscal 2018.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains increased during the three months ended March 1, 2019 as compared to the three months ended March 2, 2018 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019, which was accounted for as an equity-method investment immediately before the acquisition. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Provision for Income Taxes for the Three Months Ended March 1, 2019 and March 2, 2018 (dollars in millions)

	Three Months
	2019	2018	% Change
Provision	$28.1	$119.4	(76)%
Percentage of total revenue	1%	6%
Effective tax rate	4%	17%
Our effective tax rate decreased by 13 percentage points for the three months ended March 1, 2019, as compared to the three months ended March 2, 2018, primarily due to provisional accounting for the effects of the Tax Cuts and Jobs Act (“Tax Act”) in the period ended March 2, 2018.
The Tax Act enacted on December 22, 2017 lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in our fiscal 2019, the annual statutory federal corporate tax rate is 21% and certain international provisions of the Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax, and a special tax deduction for foreign-derived intangible income, take effect. The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions and which are anticipated to be applicable on a retrospective basis. While the Company continues to evaluate the potential impact, such regulations have not been finalized and are subject to change. We will account for the new regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance related primarily to the realizability of state and foreign credits of $185.2 million as of the period ended March 1, 2019.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $194.4 million and $156.7 million as of March 1, 2019 and March 2, 2018, respectively. If the total unrecognized tax benefits at March 1, 2019 and March 2, 2018 were recognized in the future, $146.1 million and $110.6 million would decrease the respective effective tax rates, which were net of estimated $48.3 million and $46.1 million federal benefits related to deducting certain payments on future state tax returns.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23.6 million and $20.0 million for the three months ended March 1, 2019 and March 2, 2018, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and long-term assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $45.0 million.
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
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 1, 2019	November 30, 2018
Cash and cash equivalents	$1,738.8	$1,642.8
Short-term investments	$1,487.4	$1,586.2
Working capital	$(180.0)	$555.9
Stockholders’ equity	$9,871.5	$9,362.1
Working Capital
Working capital as of March 1, 2019 and November 30, 2018 was $180.0 million of a deficit and $555.9 million of a surplus, respectively. The decrease was primarily due to the reclassification of $898.7 million carrying value of our $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”) to current liabilities which we intend to refinance on or before the due date.

A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 1, 2019	March 2, 2018
Net cash provided by operating activities	$1,013.4	$989.6
Net cash used for investing activities	(131.9)	(93.7)
Net cash used for financing activities	(783.9)	(541.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.5)	6.3
Net increase in cash and cash equivalents	$96.1	$360.9

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.01 billion for the three months ended March 1, 2019 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with an increase in deferred revenue and decrease in accounts receivable, which were offset in large part by cash outflows due to an increase in prepaid expenses and other assets. The increase in deferred revenue was primarily driven by an increase in Digital Experience hosted services as well as increases related to our acquisitions of Marketo and Magento in the later part of fiscal 2018. The decrease in accounts receivable was primarily driven by strong collections. The primary working capital use of cash was due to increases in prepaid expenses driven by the timing of billings and payments associated with our use of third-party hosting services and increases in prepaid payroll related to employee benefits.

Cash Flows from Investing Activities
Net cash used for investing activities of $131.9 million for the three months ended March 1, 2019 was primarily due to our acquisition of the remaining interest in Allegorithmic, purchases of property and equipment and long-term investments and other assets, including a deposit related to the procurement of a corporate jet. These cash outflows were offset primarily by proceeds from sales and maturities of short-term investments. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Cash Flows from Financing Activities
Net cash used for financing activities of $783.9 million for the three months ended March 1, 2019 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, which were offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.
We expect to continue our investing activities, including short-term and long-term investments, facilities expansion and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
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
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of March 1, 2019, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.

As of March 1, 2019, we have a $2.25 billion Term Loan outstanding due April 30, 2020 and $1.9 billion senior notes outstanding, consisting of the 2020 Notes and $1 billion of 3.25% senior notes due February 1, 2025 (“2025 Notes,” and together with the 2020 Notes, “Notes”). The Notes and Term Loan rank equally with our other unsecured and unsubordinated indebtedness.
During the first quarter of fiscal 2019, we reclassified $898.7 million as current debt in our condensed consolidated balance sheets, which represents the 2020 Notes, net of unamortized original issuance discount. We intend to refinance the current portion of our debt on or before the due date.
Our short-term investment portfolio is primarily invested in corporate debt securities, foreign government securities, municipal securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us additional authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the three months ended March 1, 2019 and March 2, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $500 million and $300 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the three months ended March 1, 2019, we repurchased approximately 2.1 million shares at an average price of $237.13 through structured repurchase agreements entered into during fiscal 2018 and the three months ended March 1, 2019. During the three months ended March 2, 2018 we repurchased approximately 1.6 million shares at an average price of $185.13 through structured repurchase agreements entered into during fiscal 2017 and the three months ended March 2, 2018.
For the three months ended March 1, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 1, 2019 were excluded from the computation of earnings per share. As of March 1, 2019, $159.1 million of prepayment remained under this agreement.
Subsequent to March 1, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $6.60 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of March 1, 2019 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no material changes in those obligations during the three months ended March 1, 2019. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Transition Taxes Liability
As a result of the Tax Act enacted on December 22, 2017, an accrued transition tax liability of approximately $0.5 billion is payable in installments through fiscal 2026. The Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.

Term Loan

As of March 1, 2019, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. Based on the LIBOR rate at March 1, 2019, our estimated maximum commitment for interest payments was $87.2 million for the remaining duration of the Term Loan.
Senior Notes
As of March 1, 2019, carrying value of our Notes payable was $1.88 billion. Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At March 1, 2019, our maximum commitment for interest payments was $237.8 million for the remaining duration of our Notes.
Covenants
Our Term Loan and Revolving Credit Agreement contain similar financial covenants requiring us not to exceed a maximum leverage ratio. As of March 1, 2019, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our Term Loan and Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Accounting for Uncertainty in Income Taxes
See Results of Operations, Provision for Income Taxes above for our discussion on accounting for uncertainty in income taxes.
Royalties
We have certain royalty commitments associated with the licensing of certain offerings. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.
Indemnifications
In the normal course of business, we provide indemnifications of varying scope to customers and channel partners against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the three months ended March 1, 2019, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 1, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

On December 1, 2018, we implemented new and modified existing internal controls based on the adoption of the new revenue standard. This resulted in changes to our processes related to revenue recognition and underlying control activities, including our information systems. There were no other changes in our internal control over financial reporting during the quarter ended March 1, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 13 for information regarding our legal proceedings.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I. Item 1 of our annual filing.
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
We process and store significant amounts of employee and customer data, a large volume of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through physical break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of employee or customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Additionally, failure by customers to remove the accounts of their own employees, or the granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer representatives. If there were an inadvertent disclosure of customer data, or if a third party were to gain unauthorized access to the data we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized loss or disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, process, use, transmit, and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.

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

We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software, or the failure of our third-party service providers’ network or software. If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages could occur, and our customers could suffer impaired performance of our services. Such a strain on our infrastructure capacity could subject us to regulatory and customer notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers as a result, or we could be found liable for damages or incur other losses.

Increasing regulatory focus on privacy and security issues and expanding laws could impact our business models and expose us to increased liability.

As a global company, Adobe is subject to global data privacy and security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

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
Additionally, in connection with our sales efforts to enterprise customers and our use of ETLAs, a number of factors could affect our revenue, including longer-than-expected sales and implementation cycles, potential deferral of revenue and alternative licensing arrangements. If any of our assumptions about revenue from our subscription-based offerings prove incorrect, our actual results may vary materially from those anticipated.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The Tax Cuts and Jobs Act, enacted into law on December 22, 2017, changed existing U.S. tax law applicable to us and included certain international provisions effective for us in fiscal 2019. The applicability and impact of these new tax provisions is dependent in part on changes we may make to our trading structure. The net impact of such potential change(s) is uncertain and could adversely affect our tax rate and cash flow in future years.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in our repatriation policy, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.

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

Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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
Our cash equivalent and short-term investment portfolio as of March 1, 2019 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market mutual funds, municipal securities, and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 1, 2019, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 1, 2019. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$8,000,000
December 1, 2018—December 28, 2018
Shares repurchased	631	$237.50	631	$(150,000)
December 29, 2018—January 25, 2019
Shares repurchased	773	$226.49	773	$(175,000)	(2)
January 26, 2019—March 1, 2019
Shares repurchased	666	$249.13	666	$(165,854)	(2)
Total	2,070		2,070	$7,509,146
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In December 2018, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. As of March 1, 2019, approximately $159.1 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3D	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3E	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.3F	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3G	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3H	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3I	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3J	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.3K	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.3L	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3M	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3N	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3O	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Societe Generale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.8	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. as Borrower, JPMorgan Chase Bank, N.A. as Syndication Agent, Wells Fargo Bank National Association as Documentation Agent, Bank of America, N.A. as Administrative Agent, and the Other Lenders Party Thereto	8-K	10/19/18	10.2	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.11	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.12	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.13	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.14	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.15	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.16A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.16B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.17	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.18	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.19A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.19B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.19C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.20	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.21	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.22	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

10.23	MagentoTech LLC Unit Option Plan, as amended*	S-8	6/27/18	99.14	333-225922

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.24	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.25	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.26	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.27	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.28	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.29	2019 Executive Annual Incentive Plan*	8-K	1/28/19	10.4	000-15175

10.30	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.31	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.32	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.33	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

10.34
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
		8-K	9/21/18	2.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 and 10.10 are to filings made by Omniture, Inc.

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

††	References to Exhibits 10.21 and 10.22 are to filings made by TubeMogul, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2019

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.