Form 10-Q
period 2019-05-31
ADOBE INC.
filed 2019-06-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 0-15175

ADOBE INC.
(Exact name of registrant as specified in its charter)
________________________________

Delaware (State or other jurisdiction of incorporation or organization)	77-0019522 (I.R.S. Employer Identification No.)

345 Park Avenue, San Jose, California 95110-2704
(Address of principal executive offices and zip code)

(408) 536-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ADBE	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of June 21, 2019 was 485,438,762.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 31, 2019	November 30, 2018
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,082,910	$1,642,775
Short-term investments	1,396,069	1,586,187
Trade receivables, net of allowances for doubtful accounts of $12,379 and $14,981, respectively	1,272,668	1,315,578
Prepaid expenses and other current assets	590,998	312,499
Total current assets	5,342,645	4,857,039
Property and equipment, net	1,205,020	1,075,072
Goodwill	10,697,874	10,581,048
Purchased and other intangibles, net	1,917,149	2,069,001
Other assets	503,221	186,522
Total assets	$19,665,909	$18,768,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$169,101	$186,258
Accrued expenses	1,314,998	1,163,185
Debt	3,145,668	—
Income taxes payable	45,778	35,709
Deferred revenue	3,011,552	2,915,974
Total current liabilities	7,687,097	4,301,126
Long-term liabilities:
Debt	987,938	4,124,800
Deferred revenue	122,522	137,630
Income taxes payable	637,733	644,101
Deferred income taxes	133,886	46,702
Other liabilities	165,040	152,209
Total liabilities	9,734,216	9,406,568
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 486,273 and 487,663 shares outstanding, respectively	61	61
Additional paid-in-capital	6,050,800	5,685,337
Retained earnings	13,183,938	11,815,597
Accumulated other comprehensive income (loss)	(144,364)	(148,130)
Treasury stock, at cost (114,561 and 113,171 shares, respectively), net of reissuances	(9,158,742)	(7,990,751)
Total stockholders’ equity	9,931,693	9,362,114
Total liabilities and stockholders’ equity	$19,665,909	$18,768,682
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	June 1, 2018	May 31, 2019	June 1, 2018
Revenue:
Subscription	$2,456,097	$1,923,131	$4,761,064	$3,716,489
Product	152,816	150,993	323,370	322,601
Services and support	135,367	121,236	260,792	235,217
Total revenue	2,744,280	2,195,360	5,345,226	4,274,307
Cost of revenue:
Subscription	296,476	186,355	584,507	351,040
Product	9,345	10,779	21,450	23,656
Services and support	101,667	84,210	198,817	165,550
Total cost of revenue	407,488	281,344	804,774	540,246
Gross profit	2,336,792	1,914,016	4,540,452	3,734,061
Operating expenses:
Research and development	475,958	374,128	940,595	722,897
Sales and marketing	848,927	646,215	1,630,445	1,227,172
General and administrative	219,334	178,040	435,443	348,480
Amortization of purchased intangibles	43,026	17,149	89,592	34,295
Total operating expenses	1,587,245	1,215,532	3,096,075	2,332,844
Operating income	749,547	698,484	1,444,377	1,401,217
Non-operating income (expense):
Interest and other income (expense), net	2,558	11,599	6,824	28,271
Interest expense	(40,577)	(20,363)	(81,170)	(40,262)
Investment gains (losses), net	(756)	1,079	43,075	4,075
Total non-operating income (expense), net	(38,775)	(7,685)	(31,271)	(7,916)
Income before income taxes	710,772	690,799	1,413,106	1,393,301
Provision for income taxes	78,179	27,632	106,272	147,058
Net income	$632,593	$663,167	$1,306,834	$1,246,243
Basic net income per share	$1.30	$1.35	$2.68	$2.53
Shares used to compute basic net income per share	487,535	491,914	487,795	491,993
Diluted net income per share	$1.29	$1.33	$2.65	$2.50
Shares used to compute diluted net income per share	492,212	498,252	493,200	499,166

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	June 1, 2018	May 31, 2019	June 1, 2018
	Increase/(Decrease)		Increase/(Decrease)
Net income	$632,593	$663,167	$1,306,834	$1,246,243
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	9,910	(1,721)	22,312	(24,869)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	67	75	192	197
Net increase (decrease) from available-for-sale securities	9,977	(1,646)	22,504	(24,672)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	16,765	31,104	8,308	29,767
Reclassification adjustment for recognized gains / losses on derivative instruments	(8,675)	(37)	(16,872)	(2,177)
Net increase (decrease) from derivatives designated as hedging instruments	8,090	31,067	(8,564)	27,590
Foreign currency translation adjustments	(11,999)	(48,712)	(10,174)	(20,327)
Other comprehensive income (loss), net of taxes	6,068	(19,291)	3,766	(17,409)
Total comprehensive income, net of taxes	$638,661	$643,876	$1,310,600	$1,228,834

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 1, 2019	600,834	$61	$5,857,440	$12,579,311	$(150,432)	(112,330)	$(8,414,895)	$9,871,485
Net income	—	—	—	632,593	—	—	—	632,593
Other comprehensive income (losses), net of taxes	—	—	—	—	6,068	—	—	6,068
Re-issuance of treasury stock under stock compensation plans	—	—	—	(27,966)	—	224	6,153	(21,813)
Purchase of treasury stock	—	—	—	—	—	(2,455)	(750,000)	(750,000)
Stock-based compensation	—	—	193,360	—	—	—	—	193,360
Balances at May 31, 2019	600,834	$61	$6,050,800	$13,183,938	$(144,364)	(114,561)	$(9,158,742)	$9,931,693

	Three Months Ended June 1, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 2, 2018	600,834	$61	$5,208,588	$9,830,399	$(109,939)	(107,954)	$(6,295,081)	$8,634,028
Net income	—	—	—	663,167	—	—	—	663,167
Other comprehensive income (losses), net of taxes	—	—	—	—	(19,291)	—	—	(19,291)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(22,500)	—	194	5,646	(16,854)
Purchase of treasury stock	—	—	—	—	—	(2,639)	(700,000)	(700,000)
Stock-based compensation	—	—	145,587	—	—	—	—	145,587
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1,054)	(1,054)
Balances at June 1, 2018	600,834	$61	$5,354,175	$10,471,066	$(129,230)	(110,399)	$(6,990,489)	$8,705,583

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)
(Unaudited)

	Six Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	600,834	$61	$5,685,337	$11,815,597	$(148,130)	(113,171)	$(7,990,751)	$9,362,114
Impacts of ASC 606 adoption	—	—	—	442,319	—	—	—	442,319
Net income	—	—	—	1,306,834	—	—	—	1,306,834
Other comprehensive income (losses), net of taxes	—	—	—	—	3,766	—	—	3,766
Re-issuance of treasury stock under stock compensation plans	—	—	(8,008)	(380,812)	—	3,135	86,026	(302,794)
Purchase of treasury stock	—	—	—	—	—	(4,525)	(1,250,000)	(1,250,000)
Stock-based compensation	—	—	373,471	—	—	—	—	373,471
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4,017)	(4,017)
Balances at May 31, 2019	600,834	$61	$6,050,800	$13,183,938	$(144,364)	(114,561)	$(9,158,742)	$9,931,693

	Six Months Ended June 1, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
Net income	—	—	—	1,246,243	—	—	—	1,246,243
Other comprehensive income (losses), net of taxes	—	—	—	—	(17,409)	—	—	(17,409)
Re-issuance of treasury stock under stock compensation plans	—	—	(9,133)	(348,729)	—	3,439	100,039	(257,823)
Purchase of treasury stock	—	—	—	—	—	(4,266)	(1,000,000)	(1,000,000)
Stock-based compensation	—	—	281,113	—	—	—	—	281,113
Value of shares in deferred compensation plan	—	—	—	—	—	—	(6,092)	(6,092)
Impacts of the U.S. Tax Cut and Jobs Act	—	—	—	(318)	—	—	—	(318)
Balances at June 1, 2018	600,834	$61	$5,354,175	$10,471,066	$(129,230)	(110,399)	$(6,990,489)	$8,705,583

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 31, 2019	June 1, 2018
Cash flows from operating activities:
Net income	$1,306,834	$1,246,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	290,508	152,882
Stock-based compensation	388,987	280,902
Deferred income taxes	(10,682)	(400,069)
Unrealized losses (gains) on investments, net	(39,978)	(1,502)
Other non-cash items	1,970	3,623
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	85,683	140,681
Prepaid expenses and other assets	(142,520)	(106,612)
Trade payables	(17,269)	3,656
Accrued expenses	116,994	46,535
Income taxes payable	11,929	459,943
Deferred revenue	130,320	139,725
Net cash provided by operating activities	2,122,776	1,966,007
Cash flows from investing activities:
Purchases of short-term investments	(139,346)	(412,746)
Maturities of short-term investments	320,629	352,078
Proceeds from sales of short-term investments	29,473	200,458
Acquisitions, net of cash acquired	(99,817)	(14,614)
Purchases of property and equipment	(210,760)	(140,458)
Purchases of long-term investments, intangibles and other assets	(23,680)	(13,698)
Proceeds from sale of long-term investments and other assets	1,656	2,897
Net cash used for investing activities	(121,845)	(26,083)
Cash flows from financing activities:
Purchases of treasury stock	(1,250,000)	(1,000,000)
Proceeds from issuance of treasury stock	73,912	64,682
Taxes paid related to net share settlement of equity awards	(376,706)	(322,505)
Repayment of capital lease obligations	(3,219)	(815)
Net cash used for financing activities	(1,556,013)	(1,258,638)
Effect of foreign currency exchange rates on cash and cash equivalents	(4,783)	628
Net increase in cash and cash equivalents	440,135	681,914
Cash and cash equivalents at beginning of period	1,642,775	2,306,072
Cash and cash equivalents at end of period	$2,082,910	$2,987,986
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$107,938	$73,508
Cash paid for interest	$78,006	$37,503

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
We recognized the following cumulative effects of initially applying the new revenue standard as of December 1, 2018 (in thousands):

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of the adoption impacts of the new revenue standard:

•
We capitalized $413.2 million of contract acquisition costs comprised of sales and partner commission costs at adoption date (included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion), with a corresponding adjustment to retained earnings. We are amortizing these costs over their respective expected period of benefit.

•
Revenue for certain contracts that were previously deferred would have been recognized in periods prior to adoption under the new standard. Upon adoption, we recorded the following adjustments to our beginning balances to reflect the amount of revenue that will no longer be recognized in future periods for such contracts: an increase in unbilled receivables (included in trade receivables, net) of $24.8 million, an increase in contract assets (included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion) of $46.4 million and a decrease in deferred revenue of $52.8 million, with corresponding adjustments to retained earnings.

•	We recorded an increase to our opening deferred income tax liability of $82.8 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

•	Further, we had other impacts to various accounts which resulted to an immaterial net reduction to our retained earnings.
Adoption of the new revenue standard impacted our condensed consolidated statement of income for three months ended May 31, 2019 as follows (in thousands, except per share amounts):

	As reported	Adjustments	Balances without ASC 606 adoption impact
Revenue
Subscription	$2,456,097	$(6,444)	$2,449,653
Product	152,816	(19,148)	133,668
Services and support	135,367	(304)	135,063
Total revenue	2,744,280	(25,896)	2,718,384
Operating expenses
Sales and marketing	848,927	8,068	856,995
Provision for income taxes	78,179	(3,747)	74,432
Net income	$632,593	$(30,370)	$602,223
Basic net income per share	$1.30	$(0.06)	$1.24
Diluted net income per share	$1.29	$(0.07)	$1.22

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adoption of the new revenue standard impacted our condensed consolidated statement of income for six months ended May 31, 2019 as follows (in thousands, except per share amounts):

	As reported	Adjustments	Balances without ASC 606 adoption impact
Revenue
Subscription	$4,761,064	$(4,237)	$4,756,827
Product	323,370	(42,028)	281,342
Services and support	260,792	(1,075)	259,717
Total revenue	5,345,226	(47,340)	5,297,886
Operating expenses
Sales and marketing	1,630,445	16,936	1,647,381
Provision for income taxes	106,272	(4,957)	101,315
Net income	$1,306,834	$(59,423)	$1,247,411
Basic net income per share	$2.68	$(0.12)	$2.56
Diluted net income per share	$2.65	$(0.12)	$2.53

Adoption of the new revenue standard impacted our condensed consolidated balance sheets as of May 31, 2019 as follows (in thousands):

	As reported	Adjustments	Balances without ASC 606 adoption impact
Assets
Trade receivables, net of allowances for doubtful accounts	$1,272,668	$(73,370)	$1,199,298
Prepaid expenses and other current assets	590,998	(190,282)	400,716
Other assets	503,221	(306,265)	196,956
Liabilities and Stockholders’ Equity
Accrued expenses	1,314,998	(36,444)	1,278,554
Deferred revenue, current	3,011,552	58,244	3,069,796
Deferred revenue, long-term	122,522	(2,183)	120,339
Deferred income taxes	133,886	(87,792)	46,094
Retained earnings	$13,183,938	$(501,742)	$12,682,196

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The most significant impact of the new revenue standard relates to our capitalization of certain incremental costs to acquire contracts and the requirement to amortize these amounts over the expected period of benefit. Under the previous standard, we expensed costs related to the acquisition of revenue-generating contracts as incurred. Additionally, there was impact from arrangements with our customers that include on-premise term-based software licenses bundled with maintenance and support. Under the previous standard, revenue attributable to these software licenses was recognized ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) did not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue recognition for delivered software licenses is eliminated under the new revenue standard. Accordingly, under the new revenue standard we recognize as revenue a portion of the arrangement fee upon delivery of the software licenses and classify that recognized revenue as product revenue instead of subscription revenue in our condensed consolidated statements of income.
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
Revenue is recognized when a contract exists between us and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as cloud-enabled Creative Cloud and Document Cloud, accounted for as a single performance obligation. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Product, Subscription, and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of cloud-enabled subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support.
Fully hosted subscription services (Software-as-a-Service) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services may be sold on a fee-per-subscription period basis or based on consumption or usage.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions, are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, where invoicing is aligned to the pattern of performance, customer benefit, and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences, and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of PDFs across desktop, mobile, and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition, and automated document tagging.
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
We offer limited rights of return, rebates and price protection of our products under various policies and programs with our distributors, resellers and/or end-user customers. We estimate and record reserves for these programs as variable consideration when estimating transaction price. Returns, rebates and other offsets to transaction price are estimated at contract inception on a portfolio basis and assessed for reasonableness each reporting period when additional information becomes available.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
While we are continuing to assess the potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities on our balance sheet. The standard is not expected to have a material impact to our condensed consolidated statements of income and cash flows. We are implementing a new lease accounting system and are updating our processes in preparation for the adoption of the new leases standard.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. For example, adoption would result in reclassification of hedge costs from foreign currency hedges from interest and other income (expense), net to revenue in our statements of income. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020, which is when we plan to adopt the standard. While we are continuing to assess the potential impacts of the standard, we currently do not expect it to have a material impact on our condensed consolidated financial statements and related disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2.  REVENUE
Revenue for the three and six months ended May 31, 2019 presented below is in accordance with a new revenue standard that was adopted under the modified retrospective method. Prior period revenue has not been restated.
Our segment results for the three months ended May 31, 2019 and June 1, 2018 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Three months ended May 31, 2019
Revenue	$1,890,151	$783,542	$70,587	$2,744,280
Cost of revenue	70,734	331,675	5,079	407,488
Gross profit	$1,819,417	$451,867	$65,508	$2,336,792
Gross profit as a percentage of revenue	96%	58%	93%	85%
Three months ended June 1, 2018
Revenue	$1,546,424	$585,952	$62,984	$2,195,360
Cost of revenue	54,760	220,696	5,888	281,344
Gross profit	$1,491,664	$365,256	$57,096	$1,914,016
Gross profit as a percentage of revenue	96%	62%	91%	87%

Our segment results for the six months ended May 31, 2019 and June 1, 2018 were as follows (dollars in thousands):

	Digital Media	Digital Experience	Publishing	Total
Six months ended May 31, 2019
Revenue	$3,666,794	$1,526,818	$151,614	$5,345,226
Cost of revenue	138,929	655,383	10,462	804,774
Gross profit	$3,527,865	$871,435	$141,152	$4,540,452
Gross profit as a percentage of revenue	96%	57%	93%	85%
Six months ended June 1, 2018
Revenue	$3,006,985	$1,140,059	$127,263	$4,274,307
Cost of revenue	110,229	419,488	10,529	540,246
Gross profit	$2,896,756	$720,571	$116,734	$3,734,061
Gross profit as a percentage of revenue	96%	63%	92%	87%
Revenue by geographic area for the three and six months ended May 31, 2019 and June 1, 2018 were as follows (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Americas	$1,599,176	$1,239,553	$3,109,071	$2,410,234
EMEA	729,342	621,796	1,432,303	1,209,064
APAC	415,762	334,011	803,852	655,009
Total	$2,744,280	$2,195,360	$5,345,226	$4,274,307

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue by major offerings in our Digital Media reportable segment for the three and six months ended May 31, 2019 and June 1, 2018 were as follows (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Creative Cloud	$1,594,019	$1,303,463	$3,088,907	$2,532,958
Document Cloud	296,132	242,961	577,887	474,027
Total	$1,890,151	$1,546,424	$3,666,794	$3,006,985
Subscription revenue by segment for the three and six months ended May 31, 2019 and June 1, 2018 were as follows (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Digital Media	$1,773,669	$1,425,919	$3,437,308	$2,760,578
Digital Experience	654,048	469,406	1,265,976	900,273
Publishing	28,380	27,806	57,780	55,638
Total	$2,456,097	$1,923,131	$4,761,064	$3,716,489
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
The opening balance of trade receivables, net of allowances for doubtful accounts, as of December 1, 2018 was $1.36 billion, inclusive of unbilled receivables of $105.8 million. As of May 31, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.27 billion, inclusive of unbilled receivables of $118.6 million.
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
The opening balance of allowance for doubtful accounts as of December 1, 2018 was $15.0 million. As of May 31, 2019, the balance of allowance for doubtful accounts was $12.4 million.
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
The opening balance of contract assets as of December 1, 2018 was $46.4 million. As of May 31, 2019, the balance of contract assets was $41.5 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and not to receive financing from our customers. Any potential financing fees are considered insignificant in the context of our contracts.
The adjusted opening balance of deferred revenue as of December 1, 2018 was $3.00 billion. As of May 31, 2019, the balance of deferred revenue was $3.13 billion, inclusive of $222.2 million of non-cancellable and non-refundable committed funds and $47.0 million of refundable customer deposits. Arrangements with non-cancellable and non-refundable committed funds provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis.
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through business combinations, which were offset by decreases due to revenue recognized in the period. During the three and six months ended May 31, 2019, approximately $0.8 billion and $2.2 billion of revenue, respectively, was recognized that was included in the adjusted opening balance of deferred revenue as of December 1, 2018.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals and average contract terms. We applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, sales- and usage-based royalties not yet consumed and any estimated amounts of variable consideration that are subject to constraint in accordance with the new revenue standard.
Remaining performance obligations were approximately $8.37 billion as of May 31, 2019, which includes $574.5 million of non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The opening balance of capitalized contract acquisition costs as of December 1, 2018 was $413.2 million. As of May 31, 2019, the balance of capitalized contract acquisition costs was $455.1 million, of which $302.5 million was long-term and included in other assets in the condensed consolidated balance sheets. The remaining balance of the capitalized costs to obtain contracts were current and included in prepaid expenses and other current assets.
Refund Liabilities
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets.
The opening balance of refund liabilities as of December 1, 2018 was $75.3 million. As of May 31, 2019, the balance of refund liabilities was $85.2 million.
NOTE 3.  ACQUISITIONS
Allegorithmic
On January 23, 2019, we completed the acquisition of Allegorithmic, a privately held 3D editing and authoring software company for gaming and entertainment. Prior to the acquisition, we held an equity interest that was accounted for as an equity-method investment. We acquired the remaining equity interest for approximately $105.3 million in cash consideration. The total purchase price, inclusive of the acquisition-date fair-value of our pre-existing equity interest, was approximately $159.7 million. Following the closing, we began integrating Allegorithmic into our Digital Media reportable segment.
In conjunction with the acquisition, we separately recognized an investment gain of approximately $41.5 million, which represents the difference between the $54.4 million acquisition-date fair value of our pre-existing equity interest and our previous carrying amount.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to Allegorithmic’s net tangible and intangible assets based upon their estimated fair values as of January 23, 2019. During the three months ended May 31, 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to identifiable intangible assets and their related impact to goodwill. The total purchase price for Allegorithmic was preliminarily allocated to goodwill that is non-deductible for tax purposes of $124.7 million and to identifiable intangible assets of $44.8 million, with the remaining amount representing net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including the calculation of deferred tax assets and liabilities.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the acquisition of Marketo, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the purchase price of the acquisition and pay fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition. See Note 14 for further details regarding our Term Loan.
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
Purchase Price Allocation
Under the purchase accounting method, the total preliminary purchase price was allocated to Marketo’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. During the six months ended May 31, 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to total estimated purchase price, identifiable intangible assets, net liabilities assumed and their related impact to goodwill.
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

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$577,500	11
Purchased technology	444,500	7
Backlog	105,500	2
Non-competition agreements	12,100	2
Trademarks	328,500	9
Total identifiable intangible assets	1,468,100
Net liabilities assumed	(194,588)	N/A
Goodwill (1)	3,459,256	N/A
Total estimated purchase price	$4,732,768
_________________________________________

(1)	Non-deductible for tax-purposes.
Identifiable intangible assets — Customer relationships consist of Marketo’s contractual relationships and customer loyalty related to their enterprise and commercial customers as well as technology partner relationships. The estimated fair value of the customer contracts and relationships was determined based on projected cash flows attributable to the asset. Purchased technology acquired primarily consists of Marketo’s cloud-based engagement marketing software platform. The estimated fair value of the purchased technology was determined based on the expected future cost savings resulting from ownership of the asset. Backlog relates to subscription contracts and professional services. Non-compete agreements include agreements with key Marketo employees that preclude them from competing against Marketo for a period of two years from the acquisition date. Trademarks include the Marketo trade name, which is well known in the marketing ecosystem. We amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
Goodwill — Approximately $3.46 billion has been allocated to goodwill entirely to our Digital Experience reportable segment. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce and cost savings opportunities.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net liabilities assumed — Marketo’s tangible assets and liabilities as of October 31, 2018 were reviewed and adjusted to their fair value as necessary. The net liabilities assumed included, among other items, $102.6 million in accrued expenses, $74.8 million in deferred revenue and $182.6 million in deferred tax liabilities, which were partially offset by $54.9 million in cash and cash equivalents and $71.6 million in trade receivables acquired.
Deferred revenue — Included in net liabilities assumed is Marketo’s deferred revenue which represents advance payments from customers related to subscription contracts and professional services. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the direct and indirect costs related to supporting the obligation plus an assumed operating margin. The sum of the costs and assumed operating profit approximates, in theory, the amount that Marketo would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for subscription and professional services. As a result, we recorded an adjustment to reduce Marketo’s carrying value of deferred revenue to $74.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation.
Taxes — As part of our accounting for the Marketo acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $348.8 million, included in the net liabilities assumed, was established as a deferred tax liability for the future amortization of the intangible assets, and was partially offset by other tax assets of $166.2 million, which primarily consist of net operating loss carryforwards.
Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.
Magento
On June 18, 2018, we completed our acquisition of Magento Commerce (“Magento”), a privately-held commerce platform company. Following the closing, we began integrating Magento into our Digital Experience reportable segment.
The table below represents the final purchase price allocation to the acquired net assets of Magento based on their estimated fair values as of June 18, 2018 and the associated estimated useful lives at that date. During the first quarter of fiscal 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to net liabilities assumed and their related impact to goodwill.

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
_________________________________________

(1)
Capitalized as purchased technology and are considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the first quarter of fiscal 2019, one of the associated in-process research and development efforts was completed and another one was abandoned. The respective related amortization and write-off were each immaterial.

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
Cash, cash equivalents and short-term investments consisted of the following as of May 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$400,023	$—	$—	$400,023
Cash equivalents:
Corporate debt securities	144,563	—	(8)	144,555
Money market mutual funds	1,474,933	—	—	1,474,933
Municipal securities	1,000	—	—	1,000
Time deposits	57,400	—	—	57,400
U.S. agency securities	4,999	—	—	4,999
Total cash equivalents	1,682,895	—	(8)	1,682,887
Total cash and cash equivalents	2,082,918	—	(8)	2,082,910
Short-term fixed income securities:
Asset-backed securities	61,145	59	(80)	61,124
Corporate debt securities	1,314,844	804	(3,616)	1,312,032
Foreign government securities	2,399	—	(6)	2,393
Municipal securities	20,499	47	(26)	20,520
Total short-term investments	1,398,887	910	(3,728)	1,396,069
Total cash, cash equivalents and short-term investments	$3,481,805	$910	$(3,736)	$3,478,979

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
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of May 31, 2019 and November 30, 2018 (in thousands):

	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$178,253	$(43)	$538,109	$(7,966)
Asset-backed securities	5,501	—	6,696	(54)
Municipal securities	1,942	—	6,599	(81)
Total	$185,696	$(43)	$551,404	$(8,101)

There were 58 securities and 369 securities in an unrealized loss position for less than twelve months at May 31, 2019 and at November 30, 2018, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of May 31, 2019 and November 30, 2018 (in thousands):

	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$940,760	$(3,581)	$969,701	$(16,730)
Asset-backed securities	24,847	(80)	34,812	(313)
Municipal securities	8,725	(26)	11,532	(205)
Foreign government securities	2,393	(6)	4,154	(24)
Total	$976,725	$(3,693)	$1,020,199	$(17,272)

There were 547 securities and 577 securities in an unrealized loss position for more than twelve months at May 31, 2019 and at November 30, 2018, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of May 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$612,044	$610,831
Due between one and two years	587,933	586,542
Due between two and three years	136,276	136,058
Due after three years	62,634	62,638
Total	$1,398,887	$1,396,069
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the six months ended May 31, 2019 and June 1, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended May 31, 2019.
The fair value of our financial assets and liabilities at May 31, 2019 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$144,555	$—	$144,555	$—
Money market mutual funds	1,474,933	1,474,933	—	—
Municipal securities	1,000	—	1,000	—
Time deposits	57,400	57,400	—	—
U.S. agency securities	4,999	—	4,999	—
Short-term investments:
Asset-backed securities	61,124	—	61,124	—
Corporate debt securities	1,312,032	—	1,312,032	—
Foreign government securities	2,393	—	2,393	—
Municipal securities	20,520	—	20,520	—
Prepaid expenses and other current assets:
Foreign currency derivatives	30,241	—	30,241	—
Other assets:
Deferred compensation plan assets	81,749	4,121	77,628	—
Total assets	$3,190,946	$1,536,454	$1,654,492	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$2,149	$—	$2,149	$—
Other liabilities:
Interest rate swap derivatives	2,964	—	2,964	—
Total liabilities	$5,113	$—	$5,113	$—

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $1.95 billion as of May 31, 2019, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value Hedging - Hedges of Interest Rate Risk
In fiscal 2014, we entered into interest rate swaps designated as fair value hedges related to our $900 million 4.75% fixed interest rate senior notes due February 1, 2020 (“2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on the 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). Under the terms of the swaps, we will pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. See Note 14 for further details regarding our debt.
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
The fair value of derivative instruments on our condensed consolidated balance sheets as of May 31, 2019 and November 30, 2018 were as follows (in thousands):

	2019		2018
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$27,254	$—	$40,191	$—
Interest rate swap (3)	—	2,964	—	9,744
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	2,987	2,149	4,068	816
Total derivatives	$30,241	$5,113	$44,259	$10,560
_________________________________________

(1)	Fair value asset derivatives included in prepaid expenses and other current assets and fair value liability derivatives included in accrued expenses on our consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next twelve months.

(3)	Included in other liabilities on our condensed consolidated balance sheets.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three months ended May 31, 2019 and June 1, 2018 was as follows (in thousands):

	2019		2018
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$16,765	$—	$31,104	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$8,990	$—	$337	$—
Net gain (loss) recognized in income(3)	$(12,127)	$—	$(12,084)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$2,887	$—	$2,784

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the six months ended May 31, 2019 and June 1, 2018 was as follows (in thousands):

	2019		2018
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$8,308	$—	$29,767	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$17,491	$—	$1,359	$—
Net gain (loss) recognized in income(3)	$(24,269)	$—	$(22,410)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$1,368	$—	$(877)

_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.
Subsequent Event
Subsequent to May 31, 2019, in anticipation of refinancing our $2.25 billion Term Loan due April 30, 2020 and $900 million 2020 Notes due February 1, 2020, we entered into interest rate lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon debt issuance. We will account for these instruments as cash flow hedges in the third quarter of fiscal 2019.
NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of May 31, 2019 and November 30, 2018 was $10.70 billion and $10.58 billion, respectively. The increase was primarily due to our acquisition of Allegorithmic in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Purchased and other intangible assets subject to amortization as of May 31, 2019 and November 30, 2018 were as follows (in thousands):

	2019			2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$774,307	$(170,752)	$603,555	$750,286	$(118,812)	$631,474
Customer contracts and relationships	$1,247,138	$(397,340)	$849,798	$1,329,432	$(416,176)	$913,256
Trademarks	384,855	(50,039)	334,816	384,855	(25,968)	358,887
Acquired rights to use technology	59,906	(46,683)	13,223	58,966	(48,770)	10,196
Backlog	147,000	(46,565)	100,435	147,300	(13,299)	134,001
Other intangibles	23,807	(8,485)	15,322	51,096	(29,909)	21,187
Total other intangible assets	$1,862,706	$(549,112)	$1,313,594	$1,971,649	$(534,122)	$1,437,527
Purchased and other intangible assets, net	$2,637,013	$(719,864)	$1,917,149	$2,721,935	$(652,934)	$2,069,001

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amortization expense related to purchased and other intangible assets was $98.4 million and $203.0 million for the three and six months ended May 31, 2019, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $34.6 million and $68.5 million for the three and six months ended June 1, 2018, respectively. Of these amounts, $55.4 million and $113.4 million were included in cost of sales for the three and six months ended May 31, 2019, respectively, and $17.4 million and $34.0 million were included in cost of sales for the three and six months ended June 1, 2018, respectively.
During the six months ended May 31, 2019, certain purchased intangibles associated with our acquisitions became fully amortized and were removed from the condensed consolidated balance sheets.
As of May 31, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2019	$63,578	$131,537
2020	125,931	237,337
2021	103,698	149,829
2022	86,880	134,436
2023	76,876	134,245
Thereafter	146,592	526,210
Total expected amortization expense	$603,555	$1,313,594

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of May 31, 2019 and November 30, 2018 consisted of the following (in thousands):

	2019	2018
Accrued compensation and benefits	$402,157	$313,874
Accrued bonuses	143,380	216,007
Accrued media costs	121,738	124,849
Sales and marketing allowances	48,737	44,968
Accrued corporate marketing	105,282	66,186
Accrued building rent	74,168	61,544
Taxes payable	63,106	57,525
Royalties payable	50,815	51,529
Accrued interest expense	29,887	29,481
Other	275,728	197,222
Accrued expenses	$1,314,998	$1,163,185

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended May 31, 2019 was as follows (in thousands):

2019
Beginning outstanding balance	8,668
Awarded	3,731
Released	(3,221)
Forfeited	(386)
Ending outstanding balance	8,792

Beginning January 2019, restricted stock units granted as part of our annual review process or for promotions will vest over four years. Restricted stock units granted as part of our annual review process or for promotions with grant dates prior to January 2019 continue to vest over three years.
Information regarding restricted stock units outstanding at May 31, 2019 and June 1, 2018 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2019
Restricted stock units outstanding	8,792	1.44	$2,381.8
Restricted stock units expected to vest	7,950	1.37	$2,153.5
2018
Restricted stock units outstanding	9,046	1.36	$2,273.3
Restricted stock units expected to vest	8,224	1.30	$2,066.9

_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 31, 2019 and June 1, 2018 were $270.90 and $251.31, respectively.

Performance Shares
In the first quarter of fiscal 2019, the Executive Compensation Committee approved the 2019 Performance Share Program, the terms of which are similar to prior year programs that are still outstanding. For information regarding our Performance Shares Program including the terms, see “Note 11. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
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
As of May 31, 2019, the shares awarded under our 2019, 2018 and 2017 Performance Share Programs remain outstanding and are yet to be achieved.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance shares activity for the six months ended May 31, 2019 (in thousands):

	2019
	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,148		2,296
Awarded	722	(1)	614
Achieved	(830)	(2)	(830)
Forfeited	(23)		(46)
Ending outstanding balance	1,017		2,034
_________________________________________

(1)
Included in the 0.7 million shares awarded during the six months ended May 31, 2019 were 0.4 million shares awarded for the final achievement of the 2016 Performance Share program. The remaining awarded shares were for the 2019 Performance Share Program.

(2)	Shares achieved under our 2016 Performance Share Program resulted from 200% achievement of target.
Employee Stock Purchase Plan Shares
There were no stock purchases under the Employee Stock Purchase Plan (“ESPP”) during the three months ended May 31, 2019 and June 1, 2018, respectively. The assumptions used to value employee stock purchase rights during the six months ended May 31, 2019 and June 1, 2018 were as follows:

	2019	2018
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	35% - 37%	26% - 27%
Risk free interest rate	2.47% - 2.63%	1.54% - 1.89%

The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period.

Employees purchased 0.5 million shares at an average price of $129.23 and 0.7 million shares at an average price of $91.74 for the six months ended May 31, 2019 and June 1, 2018, respectively. The intrinsic value of shares purchased during the six months ended May 31, 2019 and June 1, 2018 was $51.2 million and $54.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Stock Options
The Executive Compensation Committee of Adobe’s Board of Directors eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. However, we may assume the stock option plans of certain companies we acquire. As of May 31, 2019 we had 0.2 million stock options outstanding.
Compensation Costs
As of May 31, 2019, there was $1.45 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended May 31, 2019 and June 1, 2018 were as follows (in thousands):

	2019		2018
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$1,500	$6,491	$729	$4,526
Cost of revenue—services and support	1,757	4,152	1,647	2,680
Research and development	8,771	86,123	5,301	63,608
Sales and marketing	10,087	58,525	5,443	42,747
General and administrative	2,189	24,705	1,350	17,346
Total	$24,304	$179,996	$14,470	$130,907

Total stock-based compensation costs included in our condensed consolidated statements of income for the six months ended May 31, 2019 and June 1, 2018 were as follows (in thousands):

	2019		2018
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock Units and Performance Share Awards
Cost of revenue—subscription	$2,890	$11,673	$1,497	$8,470
Cost of revenue—services and support	3,755	7,969	3,663	5,666
Research and development	17,216	161,942	10,649	117,681
Sales and marketing	20,440	110,772	10,763	81,595
General and administrative	5,470	46,860	2,830	38,088
Total	$49,771	$339,216	$29,402	$251,500

NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of May 31, 2019 were as follows (in thousands):

	November 30, 2018	Increase / Decrease	Reclassification Adjustments		May 31, 2019
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$44	$883	$(16)		$911
Unrealized losses on available-for-sale securities	(25,374)	21,429	208		(3,737)
Total net unrealized gains / losses on available-for-sale securities	(25,330)	22,312	192	(1)	(2,826)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,732	8,308	(16,872)	(2)	13,168
Cumulative foreign currency translation adjustments	(144,532)	(10,174)	—		(154,706)
Total accumulated other comprehensive income (loss), net of taxes	$(148,130)	$20,446	$(16,680)		$(144,364)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on derivative instruments are classified in revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the taxes related to each component of other comprehensive income for the three and six months ended May 31, 2019 and June 1, 2018 (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Reclassification adjustments on derivative instruments	$(98)	$(100)	(193)	(1,626)
Subtotal derivatives designated as hedging instruments	(98)	(100)	(193)	(1,626)
Foreign currency translation adjustments	—	—	—	(1,742)
Total taxes, other comprehensive income	$(98)	$(100)	$(193)	$(3,368)

NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us an authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the six months ended May 31, 2019 and June 1, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.25 billion and $1 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the six months ended May 31, 2019, we repurchased approximately 4.5 million shares at an average price of $254.19 through structured repurchase agreements entered into during fiscal 2018 and the six months ended May 31, 2019. During the six months ended June 1, 2018 we repurchased approximately 4.3 million shares at an average price of $208.69 through structured repurchase agreements entered into during fiscal 2017 and the six months ended June 1, 2018.
For the six months ended May 31, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by May 31, 2019 were excluded from the computation of earnings per share. As of May 31, 2019, $249.7 million of prepayment remained under this agreement.
Subsequent to May 31, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $5.85 billion remains under our May 2018 authority.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 31, 2019 and June 1, 2018 (in thousands, except per share data):

	Three Months		Six Months
	2019	2018	2019	2018
Net income	$632,593	$663,167	$1,306,834	$1,246,243
Shares used to compute basic net income per share	487,535	491,914	487,795	491,993
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	4,141	6,212	4,931	7,019
ESPP and stock options	536	126	474	154
Shares used to compute diluted net income per share	492,212	498,252	493,200	499,166
Basic net income per share	$1.30	$1.35	$2.68	$2.53
Diluted net income per share	$1.29	$1.33	$2.65	$2.50

Anti-dilutive potential common shares (1)	78	25	309	76

_________________________________________

(1)	Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.
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
For the six months ended May 31, 2019, we made interest payments of approximately $36.7 million.
The Term Loan credit agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement, including the financial covenant. As of May 31, 2019, we were in compliance with all covenants.
During the second quarter of fiscal 2019, we reclassified the carrying value of $2.25 billion as current debt on our condensed consolidated balance sheets, which represents the Term Loan, net of unamortized original issuance discount. We intend to refinance the Term Loan on or before the due date.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 . Our proceeds were $900 million and were net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 4.92%. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR interest rate plus a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. The fair value of the interest rate swaps is included in the carrying value of our debt in the condensed consolidated balance sheets. See Note 6 for further details regarding our interest rate swap derivatives.
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
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our condensed consolidated balance sheet. As of May 31, 2019, the carrying value of the 2020 Notes was $896.1 million which includes the fair value of the interest rate swap and is net of debt issuance costs. We intend to refinance the 2020 Notes on or before the due date.
As of May 31, 2019, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (“Notes”) with a total carrying value of $1.89 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.95 billion as of May 31, 2019 and excludes the effect of the fair value hedge of the 2020 Notes for which we entered into interest rate swaps as described above.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of May 31, 2019, we were in compliance with all of the covenants.
For the six months ended May 31, 2019, we made semi-annual interest payments on our Notes totaling $37.6 million.
Subsequent to May 31, 2019, in anticipation of refinancing our Term Loan and 2020 Notes, we entered into interest rate lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon debt issuance. See Note 6 for further details regarding our interest rate lock agreements.
Revolving Credit Agreement
In October 2018, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement dated as of March 2, 2012 (as amended, the “Prior Revolving Credit Agreement”). In addition, we incurred issuance costs of $0.8 million which is amortized to interest expense over the term using the straight-line method. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.585% to 1.015% or (ii) a base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.500% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

from 0.000% to 0.015%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.04% to 0.11% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of May 31, 2019, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 15.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and six months ended May 31, 2019 and June 1, 2018 included the following (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Interest and other income (expense), net:
Interest income	$16,278	$25,771	$32,349	$48,401
Foreign exchange gains (losses)	(13,692)	(14,222)	(25,549)	(20,111)
Realized gains on fixed income investment	13	6	16	190
Realized losses on fixed income investment	(80)	(81)	(208)	(386)
Other	39	125	216	177
Interest and other income (expense), net	$2,558	$11,599	$6,824	$28,271
Interest expense	$(40,577)	$(20,363)	$(81,170)	$(40,262)
Investment gains (losses), net:
Realized investment gains	$957	$503	$44,615	$4,497
Realized investment losses	(130)	—	(130)	—
Unrealized investment gains	—	576	—	—
Unrealized investment losses	(1,583)	—	(1,410)	(422)
Investment gains (losses), net	$(756)	$1,079	$43,075	$4,075
Non-operating income (expense), net	$(38,775)	$(7,685)	$(31,271)	$(7,916)

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2019, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience, while continuing to market and license a broad portfolio of products and solutions.
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
On December 1, 2018, the beginning of our fiscal year 2019, we adopted the requirements of the new revenue standard utilizing the modified retrospective method of transition. We began to report our financial results for fiscal 2019 under the new revenue standard. The impact of the adoption was not significant to our results of operations.
Creative ARR exiting the second quarter of fiscal 2019 was $6.55 billion, up from $5.92 billion at the end of fiscal 2018. Document Cloud ARR exiting the second quarter of fiscal 2019 was $921 million, up from $791 million at the end of fiscal 2018. Total Digital Media ARR grew to $7.47 billion at the end of the second quarter of fiscal 2019, up from $6.71 billion at the end of fiscal 2018.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2019 was $1.59 billion, up from $1.30 billion in the second quarter of fiscal 2018, representing 22% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2019 was $296.2 million, up from $243.0 million in the second quarter of fiscal 2018 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.89 billion in the second quarter of fiscal 2019, up from $1.55 billion in the second quarter of fiscal 2018, representing 22% year-over-year growth.
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

•	Adobe Commerce Cloud—provides digital commerce, order management and predictive intelligence based on a unified commerce platform enabling shopping experiences across a wide array of industries.
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
We achieved record Adobe Experience Cloud revenue of $783.5 million in the second quarter of fiscal 2019, representing 34% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue across our offerings which grew to $654.0 million in the second quarter of fiscal 2019 from $469.4 million in the second quarter of fiscal 2018, representing 39% year-over-year growth. Largely contributing to the increase in Digital Experience subscription revenue was revenue associated with Marketo’s Engagement Platform offerings and Magento’s Commerce Cloud offerings. We expect that the addition of Marketo and Magento, and continued demand across our portfolio of Adobe Experience Cloud solutions, will drive revenue growth in future years.
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
Other than the addition of revenue recognition to our critical accounting policies below, there have been no significant changes in our critical accounting policies and estimates during the six months ended May 31, 2019, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2018.

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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences, and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of PDFs across desktop, mobile, and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition, and automated document tagging.
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
RESULTS OF OPERATIONS
Our financial results for the second quarter of fiscal 2019 are presented in accordance with the new revenue standard that was adopted under the modified retrospective method at the beginning of fiscal 2019. Prior period results have not been restated which limits the comparability of our results of operations for the second quarter of fiscal 2019 when compared to the year-ago period. See Note 1 of our notes to condensed consolidated financial statements for further details about our recent adoption.
Financial Performance Summary

•
Total Digital Media ARR of approximately $7.47 billion as of May 31, 2019 increased by $763 million, or 11%, from $6.71 billion as of November 30, 2018. The change in our Digital Media ARR is primarily due to stronger new user adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue during the three months ended May 31, 2019 of $1.59 billion increased by $290.6 million, or 22% compared to the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $783.5 million during the three months ended May 31, 2019 increased by $197.6 million, or 34%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue driven by the addition of Marketo and Magento, which we acquired in the later part of fiscal 2018.

•
Our total deferred revenue of $3.13 billion as of May 31, 2019 increased by $80.5 million, or 3%, from $3.05 billion as of November 30, 2018 primarily due to increases in new contracts and the timing of renewals related to our Digital Experience offerings and acquired deferred revenue from Marketo and Magento.

•
Cost of revenue of $407.5 million during the three months ended May 31, 2019 increased by $126.1 million, or 45%, compared to the year-ago period primarily due to increases in amortization of purchased intangibles and hosting services and data center costs.

•
Operating expenses of $1.59 billion during the three months ended May 31, 2019 increased by $371.7 million, or 31%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, and marketing spend. Contributing to these increases were the additions of Magento and Marketo in the later part of fiscal 2018.

•
Net income of $632.6 million during the three months ended May 31, 2019 decreased by $30.6 million, or 5%, compared to the year-ago period primarily due to increases in provision for income taxes and interest expense.

•
Net cash flow from operations of $2.12 billion during the six months ended May 31, 2019 increased by $156.8 million, or 8%, compared to the year-ago period primarily due to higher net income, coupled with a smaller increase in taxes payable.

Revenue for the Three and Six Months Ended May 31, 2019 and June 1, 2018

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Subscription	$2,456.1	$1,923.1	28%	$4,761.0	$3,716.5	28%
Percentage of total revenue	89%	88%		89%	87%
Product	152.8	151.0	1%	323.4	322.6	*
Percentage of total revenue	6%	7%		6%	8%
Services and support	135.4	121.3	12%	260.8	235.2	11%
Percentage of total revenue	5%	5%		5%	5%
Total revenue	$2,744.3	$2,195.4	25%	$5,345.2	$4,274.3	25%
_________________________________________

(*)	Percentage is less than 1%.
Subscription Revenue by Segment
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of our agreements with customers, beginning with commencement of service.
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and six months ended May 31, 2019 and June 1, 2018 is as follows:

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Digital Media	$1,773.7	$1,425.9	24%	$3,437.2	$2,760.6	25%
Digital Experience	654.0	469.4	39%	1,266.0	900.3	41%
Publishing	28.4	27.8	2%	57.8	55.6	4%
Total subscription revenue	$2,456.1	$1,923.1	28%	$4,761.0	$3,716.5	28%
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

Segment Information

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Digital Media	$1,890.2	$1,546.4	22%	$3,666.8	$3,006.9	22%
Percentage of total revenue	69%	70%		69%	70%
Digital Experience	783.5	586.0	34%	1,526.8	1,140.1	34%
Percentage of total revenue	28%	27%		28%	27%
Publishing	70.6	63.0	12%	151.6	127.3	19%
Percentage of total revenue	3%	3%		3%	3%
Total revenue	$2,744.3	$2,195.4	25%	$5,345.2	$4,274.3	25%

Digital Media
Revenue from Digital Media increased $343.8 million and $659.9 million during the three and six months ended May 31, 2019, as compared to the three and six months ended June 1, 2018 driven by increases in revenue associated with our Creative and Document Cloud offerings.
Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to an increase in subscription revenue across our Creative Cloud offerings driven by the increase in net new subscriptions.
Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and six months ended May 31, 2019 as compared to the year ago periods primarily due to increases in Document Cloud subscription revenue.
Digital Experience
Revenue from Digital Experience increased $197.5 million and $386.7 million during the three and six months ended May 31, 2019, as compared to the three and six months ended June 1, 2018 primarily due to the revenue associated with our Marketo Engagement Platform and Magento Commerce Cloud offerings which were both acquired in the later part of fiscal 2018.
Geographical Information

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Americas	$1,599.2	$1,239.6	29%	$3,109.1	$2,410.2	29%
Percentage of total revenue	58%	57%		58%	57%
EMEA	729.3	621.8	17%	1,432.3	1,209.1	18%
Percentage of total revenue	27%	28%		27%	28%
APAC	415.8	334.0	24%	803.8	655.0	23%
Percentage of total revenue	15%	15%		15%	15%
Total revenue	$2,744.3	$2,195.4	25%	$5,345.2	$4,274.3	25%

Overall revenue during the three and six months ended May 31, 2019 increased in all geographic regions as compared to the three and six months ended June 1, 2018 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and six months ended May 31, 2019 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
Euro	$(22.5)	$(29.2)
British Pound	(7.4)	(11.2)
Japanese Yen	(2.9)	(1.5)
Other currencies	(12.5)	(18.2)
Total revenue impact	(45.3)	(60.1)
Hedging impact:
Euro	7.3	13.2
British Pound	1.0	2.7
Japanese Yen	0.7	1.6
Total hedging impact	9.0	17.5
Total impact	$(36.3)	$(42.6)
During the three and six months ended May 31, 2019, the U.S. Dollar strengthened against EMEA and other currencies as compared to the three and six months ended June 1, 2018, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.
Cost of Revenue for the Three and Six Months Ended May 31, 2019 and June 1, 2018

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Subscription	$296.5	$186.3	59%	$584.5	$351.0	67%
Percentage of total revenue	11%	8%		11%	8%
Product	9.3	10.8	(14)%	21.5	23.7	(9)%
Percentage of total revenue	*	*		*	1%
Services and support	101.7	84.2	21%	198.8	165.5	20%
Percentage of total revenue	4%	4%		4%	4%
Total cost of revenue	$407.5	$281.3	45%	$804.8	$540.2	49%
_________________________________________

(*)	Percentage is less than 1%.
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

Cost of subscription revenue increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Amortization of purchased intangibles	20%	23%
Hosting services and data center costs	14	15
Media costs	4	6
Royalty costs	6	5
Incentive compensation, cash and stock-based	4	4
Base compensation and related benefits associated with headcount	5	5
Software licenses	2	3
Various individually insignificant items	4	6
Total change	59%	67%
Amortization of purchased intangibles increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in the later part of fiscal 2018. Hosted services and data center costs increased during the same period due to higher hosting costs for Digital Experience, including costs associated with our Magento and Marketo offerings.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to purchased intangibles and acquired rights to use technology, localization costs and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to decreases in localization costs.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Base compensation and related benefits associated with headcount	11%	10%
Incentive compensation, cash and stock-based	7	8
Professional and consulting fees	(1)	(1)
Various individually insignificant items	4	3
Total change	21%	20%

Operating Expenses for the Three and Six Months Ended May 31, 2019 and June 1, 2018

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Research and development	$476.0	$374.1	27%	$940.6	$722.9	30%
Percentage of total revenue	17%	17%		18%	17%
Sales and marketing	848.9	646.2	31%	1,630.5	1,227.1	33%
Percentage of total revenue	31%	29%		31%	29%
General and administrative	219.3	178.0	23%	435.4	348.5	25%
Percentage of total revenue	8%	8%		8%	8%
Amortization of purchased intangibles	43.0	17.2	**	89.6	34.3	**
Percentage of total revenue	2%	1%		2%	1%
Total operating expenses	$1,587.2	$1,215.5	31%	$3,096.1	$2,332.8	33%
_________________________________________

(**)	Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Incentive compensation, cash and stock-based	12%	12%
Base compensation and related benefits associated with headcount	9	10
Professional and consulting fees	4	4
Various individually insignificant items	2	4
Total change	27%	30%
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

Sales and marketing expenses increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Marketing spend related to campaigns, events and overall marketing efforts	12%	11%
Base compensation and related benefits associated with headcount	9	10
Incentive compensation, cash and stock-based	5	5
Professional and consulting fees	1	2
Amortization of contract acquisition costs, including sales commissions	1	1
Various individually insignificant items	3	4
Total change	31%	33%

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

General and administrative expenses increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Professional and consulting fees	5%	9%
Incentive compensation, cash and stock-based	7	6
Base compensation and related benefits associated with headcount	4	4
Software licenses	1	2
Various individually insignificant items	6	4
Total change	23%	25%

Amortization of Purchased Intangibles
Amortization expenses increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to amortization expense associated with intangible assets purchased through our acquisitions of Marketo and Magento in the later part of fiscal 2018.
Non-Operating Income (Expense), Net for the Three and Six Months Ended May 31, 2019 and June 1, 2018

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Interest and other income (expense), net	$2.6	$11.6	(78)%	$6.8	$28.3	(76)%
Percentage of total revenue	*	1%		*	1%
Interest expense	(40.6)	(20.4)	99%	(81.2)	(40.3)	101%
Percentage of total revenue	(1)%	(1)%		(2)%	(1)%
Investment gains (losses), net	(0.8)	1.1	**	43.1	4.1	**
Percentage of total revenue	*	*		1%	*
Total non-operating income (expense), net	$(38.8)	$(7.7)	**	$(31.3)	$(7.9)	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses other than any gains recorded to revenue from our hedging programs.
Interest and other income (expense), net decreased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to lower average invested balances.
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
Interest expense increased during the three and six months ended May 31, 2019 as compared to the three and six months ended June 1, 2018 primarily due to interest on our Term Loan which was entered into in the fourth quarter of fiscal 2018.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains increased during the six months ended May 31, 2019 as compared to the six months ended June 1, 2018 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019, which was accounted for as an equity-method investment immediately before the acquisition. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Provision for Income Taxes for the Three and Six Months Ended May 31, 2019 and June 1, 2018

(dollars in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Provision	$78.2	$27.6	183%	$106.3	$147.1	(28)%
Percentage of total revenue	3%	1%		2%	3%
Effective tax rate	11%	4%		8%	11%
Our effective tax rate increased by 7 percentage points for the three months ended May 31, 2019, as compared to the three months ended June 1, 2018, primarily due to U.S. federal and state taxes associated with our current year international earnings resulting from the international provisions of the Tax Cuts and Jobs Act (“Tax Act”) effective in fiscal 2019. In addition, the effective tax rate for the three months ended June 1, 2018 was lower due to a change to our corporate tax structure from which we serve our foreign customers that provided us the ability to deduct more expenses against our earnings in the U.S., offset in part by an adjustment to the Tax Act provisional accounting.
Our effective tax rate decreased by 3 percentage points for the six months ended May 31, 2019, as compared to the six months ended June 1, 2018, as the effective tax rate for the six months ended June 1, 2018 included provisional accounting expenses for the effects of the Tax Act adoption, offset in part by the increase due to the above noted items.
The Tax Act enacted on December 22, 2017 lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in our fiscal 2019, the annual statutory federal corporate tax rate is 21% and certain international provisions of the Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax, and a special tax deduction for foreign-derived intangible income, take effect. The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions and which are anticipated to be applicable on a retrospective basis. While the Company continues to evaluate the impact, such regulations have not been finalized and are subject to change. We will account for new regulations in the period of enactment.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance related primarily to the realizability of state and foreign credits of $191.8 million as of the period ended May 31, 2019.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $197.8 million and $156.2 million as of May 31, 2019 and June 1, 2018, respectively. If the total unrecognized tax benefits at May 31, 2019 and June 1, 2018 were recognized in the future, $135.5 million and $99.8 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $25.8 million and $22.9 million for the three months ended May 31, 2019 and June 1, 2018, respectively. These amounts were included in long-term income taxes payable in their respective years.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	May 31, 2019	November 30, 2018
Cash and cash equivalents	$2,082.9	$1,642.8
Short-term investments	$1,396.1	$1,586.2
Working capital	$(2,344.5)	$555.9
Stockholders’ equity	$9,931.7	$9,362.1
Working Capital
Working capital as of May 31, 2019 and November 30, 2018 was $2.34 billion of a deficit and $555.9 million of a surplus, respectively. The decrease was primarily due to the reclassification of $3.15 billion total carrying value of our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”) to current liabilities. We intend to refinance our Term Loan and 2020 Notes on or before the due dates.
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 31, 2019	June 1, 2018
Net cash provided by operating activities	$2,122.7	$1,966.0
Net cash used for investing activities	(121.8)	(26.1)
Net cash used for financing activities	(1,556.0)	(1,258.6)
Effect of foreign currency exchange rates on cash and cash equivalents	(4.8)	0.6
Net increase in cash and cash equivalents	$440.1	$681.9

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $2.12 billion for the six months ended May 31, 2019 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue and accrued expenses, which were offset in large part by cash outflows due to an increase in prepaid expenses and other assets. The increase in deferred revenue was primarily driven by an increase in Digital Experience hosted services as well as increases related to Marketo and Magento. The increase in accrued expenses was primarily driven by increased accruals related to our employee stock purchase plan and marketing activities. The primary working capital use of cash was due to sales commissions paid and capitalized, increases in prepaid expenses driven by the timing of billings and payments associated with certain vendors, and increases in prepaid payroll related to employee benefits.
Cash Flows from Investing Activities
Net cash used for investing activities of $121.8 million for the six months ended May 31, 2019 was primarily due to purchases of property and equipment and our acquisition of the remaining equity interest in Allegorithmic. We reclassified the deposit payment made in the first quarter of fiscal 2019 related to the procurement of a corporate jet to property and equipment upon our completion of the purchase during the second quarter of fiscal 2019. These cash outflows were offset primarily by proceeds from sales and maturities of short-term investments, net of purchases. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Cash Flows from Financing Activities
Net cash used for financing activities of $1.56 billion for the six months ended May 31, 2019 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, which were offset by proceeds from reissuance of treasury stock. See the section titled “Stock Repurchase Program” discussed below.

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
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of May 31, 2019, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of May 31, 2019, we have a $2.25 billion Term Loan outstanding due April 30, 2020 and $1.90 billion senior notes outstanding, consisting of the 2020 Notes and $1 billion of 3.25% senior notes due February 1, 2025 (“2025 Notes,” and together with the 2020 Notes, “Notes”). The Notes and Term Loan rank equally with our other unsecured and unsubordinated indebtedness.
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our condensed consolidated balance sheets. As of May 31, 2019, the carrying value of the 2020 Notes was $896.1 million which includes the fair value of the interest rate swap and is net of debt issuance costs. During the second quarter of fiscal 2019, we reclassified the Term Loan with a carrying value of $2.25 billion, net of unamortized original issuance discount, as current debt on our condensed consolidated balance sheets. We intend to refinance the Term Loan and 2020 Notes on or before the due dates.
Subsequent to May 31, 2019, in anticipation of refinancing our Term Loan and 2020 Notes, we entered into interest rate lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon debt issuance.
Our short-term investment portfolio is primarily invested in asset-backed securities, corporate debt securities, foreign government securities, and municipal securities. We use professional investment management firms to manage a large portion of our invested cash.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us an authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the six months ended May 31, 2019 and June 1, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.25 billion and $1 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the six months ended May 31, 2019, we repurchased approximately 4.5 million shares at an average price of $254.19 through structured repurchase agreements entered into during fiscal 2018 and the six months ended May 31, 2019. During the six months ended June 1, 2018 we repurchased approximately 4.3 million shares at an average price of $208.69 through structured repurchase agreements entered into during fiscal 2017 and the six months ended June 1, 2018.

For the six months ended May 31, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by May 31, 2019 were excluded from the computation of earnings per share. As of May 31, 2019, $249.7 million of prepayment remained under this agreement.
Subsequent to May 31, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $5.85 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of May 31, 2019 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no other material changes in those obligations during the six months ended May 31, 2019. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Purchase Obligations
During the second fiscal quarter of 2019, we amended two existing vendor agreements that include an aggregated incremental minimum purchase commitment of $1.74 billion through May 2024. There were no other significant changes in our purchase obligations during the six months ended May 31, 2019.
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
Term Loan
As of May 31, 2019, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. Based on the LIBOR rate at May 31, 2019, our estimated maximum commitment for interest payments was $60.1 million for the remaining duration of the Term Loan.
Senior Notes
As of May 31, 2019, the carrying value of our Notes payable was $1.89 billion. Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At May 31, 2019, our maximum commitment for interest payments was $237.8 million for the remaining duration of our Notes.
Covenants
Our Term Loan and Revolving Credit Agreement contain similar financial covenants requiring us not to exceed a maximum leverage ratio. As of May 31, 2019, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the six months ended May 31, 2019, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
In addition, approximately 48% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs.
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
GAAP requires us to test for goodwill impairment at least annually. In addition, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.
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
Our senior unsecured notes and senior unsecured credit agreements impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.

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
 While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to prolonged droughts due to climate change. In the event of a natural disaster that disrupts business due to limited access to these resources, we have the potential to experience losses to our business, and added costs to resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board environmental metrics.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of May 31, 2019 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market mutual funds, municipal securities, time deposits and U.S. agency securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 31, 2019, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 31, 2019. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$7,509,146
March 2, 2019—March 29, 2019
Shares repurchased	612	$260.10	612	$(159,146)
March 30, 2019—April 26, 2019
Shares repurchased	940	$265.79	940	$(250,000)	(2)
April 27, 2019—May 31, 2019
Shares repurchased	903	$277.19	903	$(250,263)	(2)
Total	2,455		2,455	$6,849,737
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In March 2019, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. As of May 31, 2019, approximately $249.7 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3D	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3E	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.3F	2016 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/16	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3G	Form of 2016 Performance Share Award Grant Notice and Award Agreement pursuant to the 2003 Equity Incentive Plan (applicable to the 2016 Performance Share Program)*	8-K	1/29/16	10.3	000-15175

10.3H	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.3I	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3J	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3K	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.3L	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.3M	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2019 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3N	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3O	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3P	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Societe Generale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.8	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. as Borrower, JPMorgan Chase Bank, N.A. as Syndication Agent, Wells Fargo Bank National Association as Documentation Agent, Bank of America, N.A. as Administrative Agent, and the Other Lenders Party Thereto	8-K	10/19/18	10.2	000-15175

10.9	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3	000-52076

10.10	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10	000-52076

10.11	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

10.12	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.13	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.14	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.15	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.16A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.16B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.17	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.18	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.19A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.19B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.19C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.20	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.21	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.22	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.23	MagentoTech LLC Unit Option Plan, as amended*	S-8	6/27/18	99.14	333-225922

10.24	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.25	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.26	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.27	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.28	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.29	2019 Executive Annual Incentive Plan*	8-K	1/28/19	10.4	000-15175

10.30	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.31	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.32	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.33	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

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
		8-K	9/21/18	2.1	000-15175

10.35A	2019 Equity Incentive Plan*	8-K	4/12/19	10.1	000-15175

10.35B	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*					X

10.35C	Form of Director Annual Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X
___________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.9 and 10.10 are to filings made by Omniture, Inc.

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

Date: June 26, 2019

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.