Form 10-Q
period 2019-08-30
ADOBE INC.
filed 2019-09-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2019

 or

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

(408) 536-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ADBE	NASDAQ
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of September 20, 2019 was 484,078,609.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 30, 2019	November 30, 2018
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,209,047	$1,642,775
Short-term investments	1,441,741	1,586,187
Trade receivables, net of allowances for doubtful accounts of $11,778 and $14,981, respectively	1,371,697	1,315,578
Prepaid expenses and other current assets	727,611	312,499
Total current assets	5,750,096	4,857,039
Property and equipment, net	1,244,011	1,075,072
Goodwill	10,688,068	10,581,048
Purchased and other intangibles, net	1,815,625	2,069,001
Other assets	557,080	186,522
Total assets	$20,054,880	$18,768,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$186,999	$186,258
Accrued expenses	1,302,753	1,163,185
Debt	3,148,587	—
Deferred revenue	3,120,186	2,915,974
Income taxes payable	44,441	35,709
Total current liabilities	7,802,966	4,301,126
Long-term liabilities:
Debt	988,429	4,124,800
Deferred revenue	135,750	137,630
Income taxes payable	585,774	644,101
Deferred income taxes	129,401	46,702
Other liabilities	169,787	152,209
Total liabilities	9,812,107	9,406,568
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 484,903 and 487,663 shares outstanding, respectively	61	61
Additional paid-in-capital	6,334,612	5,685,337
Retained earnings	13,976,701	11,815,597
Accumulated other comprehensive income (loss)	(193,949)	(148,130)
Treasury stock, at cost (115,931 and 113,171 shares, respectively), net of re-issuances	(9,874,652)	(7,990,751)
Total stockholders’ equity	10,242,773	9,362,114
Total liabilities and stockholders’ equity	$20,054,880	$18,768,682
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2019	August 31, 2018	August 30, 2019	August 31, 2018
Revenue:
Subscription	$2,546,571	$2,021,505	$7,307,635	$5,737,994
Product	157,321	149,127	480,691	471,728
Services and support	130,234	120,444	391,026	355,661
Total revenue	2,834,126	2,291,076	8,179,352	6,565,383
Cost of revenue:
Subscription	303,885	199,157	888,392	550,197
Product	9,146	11,454	30,596	35,110
Services and support	102,932	84,881	301,749	250,431
Total cost of revenue	415,963	295,492	1,220,737	835,738
Gross profit	2,418,163	1,995,584	6,958,615	5,729,645
Operating expenses:
Research and development	489,827	398,957	1,430,422	1,121,854
Sales and marketing	812,314	670,084	2,442,759	1,897,256
General and administrative	219,256	184,063	654,699	532,543
Amortization of purchased intangibles	42,954	23,874	132,546	58,169
Total operating expenses	1,564,351	1,276,978	4,660,426	3,609,822
Operating income	853,812	718,606	2,298,189	2,119,823
Non-operating income (expense):
Interest and other income (expense), net	16,552	1,608	23,376	29,879
Interest expense	(39,529)	(21,107)	(120,699)	(61,369)
Investment gains (losses), net	3,653	2,251	46,728	6,326
Total non-operating income (expense), net	(19,324)	(17,248)	(50,595)	(25,164)
Income before income taxes	834,488	701,358	2,247,594	2,094,659
Provision for income taxes	41,725	35,067	147,997	182,125
Net income	$792,763	$666,291	$2,099,597	$1,912,534
Basic net income per share	$1.63	$1.36	$4.31	$3.89
Shares used to compute basic net income per share	485,848	490,025	487,145	491,336
Diluted net income per share	$1.61	$1.34	$4.26	$3.84
Shares used to compute diluted net income per share	491,042	496,866	492,480	498,587

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2019	August 31, 2018	August 30, 2019	August 31, 2018
	Increase/(Decrease)		Increase/(Decrease)
Net income	$792,763	$666,291	$2,099,597	$1,912,534
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	6,867	5,849	29,178	(19,020)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(36)	9,645	157	9,842
Net increase (decrease) from available-for-sale securities	6,831	15,494	29,335	(9,178)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(27,031)	17,524	(8,232)	47,290
Reclassification adjustment for realized gains / losses on derivative instruments	(11,034)	(16,494)	(38,397)	(18,671)
Net increase (decrease) from derivatives designated as hedging instruments	(38,065)	1,030	(46,629)	28,619
Foreign currency translation adjustments	(18,351)	(15,342)	(28,525)	(35,668)
Other comprehensive income (loss), net of taxes	(49,585)	1,182	(45,819)	(16,227)
Total comprehensive income, net of taxes	$743,178	$667,473	$2,053,778	$1,896,307

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 31, 2019	600,834	$61	$6,050,800	$13,183,938	$(144,364)	(114,561)	$(9,158,742)	$9,931,693
Net income	—	—	—	792,763	—	—	—	792,763
Other comprehensive income (losses), net of taxes	—	—	—	—	(49,585)	—	—	(49,585)
Re-issuance of treasury stock under stock compensation plans	—	—	89,520	—	—	1,222	33,516	123,036
Purchase of treasury stock	—	—	—	—	—	(2,592)	(750,000)	(750,000)
Stock-based compensation	—	—	194,292	—	—	—	—	194,292
Value of shares in deferred compensation plan	—	—	—	—	—	—	574	574
Balances at August 30, 2019	600,834	$61	$6,334,612	$13,976,701	$(193,949)	(115,931)	$(9,874,652)	$10,242,773

	Three Months Ended August 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 1, 2018	600,834	$61	$5,354,175	$10,471,066	$(129,230)	(110,399)	$(6,990,489)	$8,705,583
Net income	—	—	—	666,291	—	—	—	666,291
Other comprehensive income (losses), net of taxes	—	—	—	—	1,182	—	—	1,182
Re-issuance of treasury stock under stock compensation plans	—	—	37,050	—	—	1,431	41,606	78,656
Purchase of treasury stock	—	—	—	—	—	(2,859)	(750,000)	(750,000)
Equity awards assumed for acquisition	—	—	2,784	—	—	—	—	2,784
Stock-based compensation	—	—	155,313	—	—	—	—	155,313
Value of shares in deferred compensation plan	—	—	—	—	—	—	2,116	2,116
Balances at August 31, 2018	600,834	$61	$5,549,322	$11,137,357	$(128,048)	(111,827)	$(7,696,767)	$8,861,925

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended August 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	600,834	$61	$5,685,337	$11,815,597	$(148,130)	(113,171)	$(7,990,751)	$9,362,114
Impacts of ASC 606 adoption	—	—	—	442,319	—	—	—	442,319
Net income	—	—	—	2,099,597	—	—	—	2,099,597
Other comprehensive income (losses), net of taxes	—	—	—	—	(45,819)	—	—	(45,819)
Re-issuance of treasury stock under stock compensation plans	—	—	81,512	(380,812)	—	4,357	119,542	(179,758)
Purchase of treasury stock	—	—	—	—	—	(7,117)	(2,000,000)	(2,000,000)
Stock-based compensation	—	—	567,763	—	—	—	—	567,763
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,443)	(3,443)
Balances at August 30, 2019	600,834	$61	$6,334,612	$13,976,701	$(193,949)	(115,931)	$(9,874,652)	$10,242,773

	Nine Months Ended August 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
Net income	—	—	—	1,912,534	—	—	—	1,912,534
Other comprehensive income (losses), net of taxes	—	—	—	—	(16,227)	—	—	(16,227)
Re-issuance of treasury stock under stock compensation plans	—	—	27,917	(348,729)	—	4,871	141,645	(179,167)
Purchase of treasury stock	—	—	—	—	—	(7,126)	(1,750,000)	(1,750,000)
Equity awards assumed for acquisition	—	—	2,784	—	—	—	—	2,784
Stock-based compensation	—	—	436,426	—	—	—	—	436,426
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,976)	(3,976)
Impacts of the U.S. Tax Cut and Jobs Act	—	—	—	(318)	—	—	—	(318)
Balances at August 31, 2018	600,834	$61	$5,549,322	$11,137,357	$(128,048)	(111,827)	$(7,696,767)	$8,861,925

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 30, 2019	August 31, 2018
Cash flows from operating activities:
Net income	$2,099,597	$1,912,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	441,057	239,772
Stock-based compensation	584,500	439,941
Deferred income taxes	(1,747)	(418,114)
Unrealized losses (gains) on investments, net	(43,456)	(3,115)
Other non-cash items	2,756	4,844
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(14,050)	199,002
Prepaid expenses and other assets	(289,957)	(89,823)
Trade payables	629	25,362
Accrued expenses	53,074	4,099
Income taxes payable	(39,171)	433,559
Deferred revenue	252,182	173,250
Net cash provided by operating activities	3,045,414	2,921,311
Cash flows from investing activities:
Purchases of short-term investments	(373,057)	(541,878)
Maturities of short-term investments	477,840	606,594
Proceeds from sales of short-term investments	66,463	238,303
Acquisitions, net of cash acquired	(99,817)	(1,633,041)
Purchases of property and equipment	(300,384)	(204,016)
Purchases of long-term investments, intangibles and other assets	(59,894)	(15,288)
Proceeds from sale of long-term investments and other assets	1,674	2,909
Net cash used for investing activities	(287,175)	(1,546,417)
Cash flows from financing activities:
Purchases of treasury stock	(2,000,000)	(1,750,000)
Proceeds from re-issuance of treasury stock	232,240	189,743
Taxes paid related to net share settlement of equity awards	(411,998)	(368,910)
Other financing activities, net	(626)	(1,132)
Net cash used for financing activities	(2,180,384)	(1,930,299)
Effect of foreign currency exchange rates on cash and cash equivalents	(11,583)	(3,523)
Net increase (decrease) in cash and cash equivalents	566,272	(558,928)
Cash and cash equivalents at beginning of period	1,642,775	2,306,072
Cash and cash equivalents at end of period	$2,209,047	$1,747,144
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$231,813	$141,674
Cash paid for interest	$124,599	$61,754
Non-cash investing activities:
Issuance of stock awards assumed in business acquisitions	$—	$2,784

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
Reclassification
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the notes to the condensed consolidated financial statements.
Recently Adopted Accounting Guidance
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method.
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
We recognized the following cumulative effects of initially applying the new revenue standard as of December 1, 2018:

(in thousands)	As of November 30, 2018	ASC 606 Adoption Adjustments	As of December 1, 2018
Assets
Trade receivables, net of allowances for doubtful accounts	$1,315,578	$43,028	$1,358,606
Prepaid expenses and other current assets	312,499	186,220	498,719
Other assets	186,522	273,421	459,943
Liabilities and Stockholders’ Equity
Accrued expenses	1,163,185	30,358	1,193,543
Deferred revenue, current	2,915,974	(52,842)	2,863,132
Deferred income taxes	46,702	82,834	129,536
Retained earnings	$11,815,597	$442,319	$12,257,916

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

•	We recorded an increase to our opening deferred income tax liability of $82.8 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

•	Further, we had other impacts to various accounts which resulted to an immaterial net reduction to our retained earnings.
Adoption of the new revenue standard impacted our condensed consolidated statement of income for the three months ended August 30, 2019 as follows:

(in thousands, except per share amounts)	As reported	Adjustments	Balances without ASC 606 adoption impact
Revenue
Subscription	$2,546,571	$825	$2,547,396
Product	157,321	(32,908)	124,413
Services and support	130,234	(3,499)	126,735
Total revenue	2,834,126	(35,582)	2,798,544
Operating expenses
Sales and marketing	812,314	7,211	819,525
Provision for income taxes	41,725	(2,140)	39,585
Net income	$792,763	$(40,653)	$752,110
Basic net income per share	$1.63	$(0.08)	$1.55
Diluted net income per share	$1.61	$(0.08)	$1.53

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adoption of the new revenue standard impacted our condensed consolidated statement of income for the nine months ended August 30, 2019 as follows:

(in thousands, except per share amounts)	As reported	Adjustments	Balances without ASC 606 adoption impact
Revenue
Subscription	$7,307,635	$(3,412)	$7,304,223
Product	480,691	(74,936)	405,755
Services and support	391,026	(4,574)	386,452
Total revenue	8,179,352	(82,922)	8,096,430
Operating expenses
Sales and marketing	2,442,759	24,147	2,466,906
Provision for income taxes	147,997	(7,097)	140,900
Net income	$2,099,597	$(100,076)	$1,999,521
Basic net income per share	$4.31	$(0.21)	$4.10
Diluted net income per share	$4.26	$(0.20)	$4.06

Adoption of the new revenue standard impacted our condensed consolidated balance sheets as of August 30, 2019 as follows:

(in thousands)	As reported	Adjustments	Balances without ASC 606 adoption impact
Assets
Trade receivables, net of allowances for doubtful accounts	$1,371,697	$(51,514)	$1,320,183
Prepaid expenses and other current assets	727,611	(209,056)	518,555
Other assets	557,080	(342,451)	214,629
Liabilities and Stockholders’ Equity
Accrued expenses	1,302,753	(41,129)	1,261,624
Deferred revenue, current	3,120,186	80,432	3,200,618
Deferred revenue, long-term	135,750	(9,998)	125,752
Deferred income taxes	129,401	(89,931)	39,470
Retained earnings	$13,976,701	$(542,395)	$13,434,306

There was no net impact to our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows resulting from the adoption of the new revenue standard other than the impact to reported net income as presented above. The impact to our condensed consolidated statement of stockholders’ equity was only to retained earnings, as presented above.

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Although our subscription contracts are generally non-cancellable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term and consumers have a period of time to terminate certain agreements without penalty. In the event a customer cancels their contract, they are generally not entitled to a refund for prior services we have provided to them. Contracts that include termination rights without substantive penalty are accounted for as contracts only for the committed period. Periods of time after the right of termination are accounted for as optional purchases when they do not represent material rights. For certain of our usage-based license agreements, typically in our royalty and OEM businesses, reporting may be received after the end of a fiscal period. In such instances, we estimate and accrue license revenue. We base our estimates on multiple factors, including historical sales information, seasonality and other business information which may impact our estimates. We do not estimate variable consideration for our sales and usage-based license royalty agreements, consistent with the associated exception for sales and usage-based royalties for the license of intellectual property under the new revenue standard.
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2.  REVENUE
Revenue for the three and nine months ended August 30, 2019 presented below is in accordance with the new revenue standard that was adopted under the modified retrospective method. Prior period revenue has not been restated.
Our segment results for the three months ended August 30, 2019 and August 31, 2018 were as follows:

(dollars in thousands)	Digital Media	Digital Experience	Publishing	Total
Three months ended August 30, 2019
Revenue	$1,962,160	$820,935	$51,031	$2,834,126
Cost of revenue	73,707	337,373	4,883	415,963
Gross profit	$1,888,453	$483,562	$46,148	$2,418,163
Gross profit as a percentage of revenue	96%	59%	90%	85%
Three months ended August 31, 2018
Revenue	$1,608,875	$613,983	$68,218	$2,291,076
Cost of revenue	61,417	227,731	6,344	295,492
Gross profit	$1,547,458	$386,252	$61,874	$1,995,584
Gross profit as a percentage of revenue	96%	63%	91%	87%

Our segment results for the nine months ended August 30, 2019 and August 31, 2018 were as follows:

(dollars in thousands)	Digital Media	Digital Experience	Publishing	Total
Nine months ended August 30, 2019
Revenue	$5,628,954	$2,347,753	$202,645	$8,179,352
Cost of revenue	212,636	992,756	15,345	1,220,737
Gross profit	$5,416,318	$1,354,997	$187,300	$6,958,615
Gross profit as a percentage of revenue	96%	58%	92%	85%
Nine months ended August 31, 2018
Revenue	$4,615,860	$1,754,042	$195,481	$6,565,383
Cost of revenue	171,646	647,219	16,873	835,738
Gross profit	$4,444,214	$1,106,823	$178,608	$5,729,645
Gross profit as a percentage of revenue	96%	63%	91%	87%
Revenue by geographic area for the three and nine months ended August 30, 2019 and August 31, 2018 were as follows:

(in thousands)	Three Months		Nine Months
	2019	2018	2019	2018
Americas	$1,639,391	$1,299,631	$4,748,462	$3,709,865
EMEA	754,912	646,654	2,187,215	1,855,718
APAC	439,823	344,791	1,243,675	999,800
Total	$2,834,126	$2,291,076	$8,179,352	$6,565,383

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended August 30, 2019 and August 31, 2018 were as follows:

(in thousands)	Three Months		Nine Months
	2019	2018	2019	2018
Creative Cloud	$1,654,674	$1,359,949	$4,743,581	$3,892,907
Document Cloud	307,486	248,926	885,373	722,953
Total	$1,962,160	$1,608,875	$5,628,954	$4,615,860
Subscription revenue by segment for the three and nine months ended August 30, 2019 and August 31, 2018 were as follows:

(in thousands)	Three Months		Nine Months
	2019	2018	2019	2018
Digital Media	$1,840,547	$1,496,899	$5,277,855	$4,257,477
Digital Experience	678,697	494,551	1,944,673	1,394,824
Publishing	27,327	30,055	85,107	85,693
Total	$2,546,571	$2,021,505	$7,307,635	$5,737,994
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
The opening balance of trade receivables, net of allowances for doubtful accounts, as of December 1, 2018 was $1.36 billion, inclusive of unbilled receivables of $105.8 million. As of August 30, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.37 billion, inclusive of unbilled receivables of $105.9 million.
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
The opening balance of allowance for doubtful accounts as of December 1, 2018 was $15.0 million. As of August 30, 2019, the balance of allowance for doubtful accounts was $11.8 million.
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
The opening balance of contract assets as of December 1, 2018 was $46.4 million. As of August 30, 2019, the balance of contract assets was $76.2 million.

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
The adjusted opening balance of deferred revenue as of December 1, 2018 was $3.00 billion. As of August 30, 2019, the balance of deferred revenue was $3.26 billion, inclusive of $235.3 million of non-cancellable and non-refundable committed funds and $26.0 million of refundable customer deposits. Arrangements with non-cancellable and non-refundable committed funds provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis.
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through business combinations, which were offset by decreases due to revenue recognized in the period. During the three and nine months ended August 30, 2019, approximately $0.5 billion and $2.7 billion of revenue, respectively, was recognized that was included in the adjusted opening balance of deferred revenue as of December 1, 2018.
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
Remaining performance obligations were approximately $8.77 billion as of August 30, 2019, which includes $647.8 million of non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our condensed consolidated statements of income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The opening balance of capitalized contract acquisition costs as of December 1, 2018 was $413.2 million. As of August 30, 2019, the balance of capitalized contract acquisition costs was $473.2 million, of which $315.7 million was long-term and included in other assets in the condensed consolidated balance sheets. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets.
The opening balance of refund liabilities as of December 1, 2018 was $75.3 million. As of August 30, 2019, the balance of refund liabilities was $102.5 million.
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
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to Allegorithmic’s net tangible and intangible assets based upon their estimated fair values as of January 23, 2019. During the three months ended August 30, 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to identifiable intangible assets and their related impact to goodwill. The total purchase price for Allegorithmic was preliminarily allocated to goodwill that is non-deductible for tax purposes of $124.7 million and to identifiable intangible assets of $44.8 million, with the remaining amount representing net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to tax liabilities assumed including the calculation of deferred tax assets and liabilities.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Purchase Price Allocation
Under the purchase accounting method, the total preliminary purchase price was allocated to Marketo’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. During the nine months ended August 30, 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to total estimated purchase price, identifiable intangible assets, net liabilities assumed and their related impact to goodwill.
The table below represents the preliminary purchase price allocation to the acquired net tangible and intangible assets of Marketo based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to certain liabilities assumed including the calculation of deferred tax assets and liabilities.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$577,500	11
Purchased technology	444,500	7
Backlog	105,500	2
Non-competition agreements	12,100	2
Trademarks	328,500	9
Total identifiable intangible assets	1,468,100
Net liabilities assumed	(194,588)	N/A
Goodwill (1)	3,459,256	N/A
Total estimated purchase price	$4,732,768
_________________________________________

(1)	Non-deductible for tax purposes.
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
_________________________________________

(1)
Capitalized as purchased technology and are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Subsequent to the acquisition, the associated in-process research and development efforts for certain projects were completed and the rest were abandoned. The respective related amortization and write-off were each immaterial.

(2)	Non-deductible for tax purposes.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify our investments as “available-for-sale.” In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income.
Cash, cash equivalents and short-term investments consisted of the following as of August 30, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$437,246	$—	$—	$437,246
Cash equivalents:
Corporate debt securities	113,193	4	(6)	113,191
Money market mutual funds	1,595,310	—	—	1,595,310
Time deposits	61,600	—	—	61,600
U.S. agency securities	1,700	—	—	1,700
Total cash equivalents	1,771,803	4	(6)	1,771,801
Total cash and cash equivalents	2,209,049	4	(6)	2,209,047
Short-term fixed income securities:
Asset-backed securities	75,706	183	(21)	75,868
Corporate debt securities	1,308,885	4,213	(479)	1,312,619
Foreign government securities	2,400	—	(1)	2,399
Municipal securities	20,787	109	(1)	20,895
U.S. agency securities	22,001	4	—	22,005
U.S. Treasury securities	7,955	—	—	7,955
Total short-term investments	1,437,734	4,509	(502)	1,441,741
Total cash, cash equivalents and short-term investments	$3,646,783	$4,513	$(508)	$3,650,788

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$368,564	$—	$—	$368,564
Cash equivalents:
Money market mutual funds	1,234,188	—	—	1,234,188
Time deposits	40,023	—	—	40,023
Total cash equivalents	1,274,211	—	—	1,274,211
Total cash and cash equivalents	1,642,775	—	—	1,642,775
Short-term fixed income securities:
Asset-backed securities	41,875	—	(367)	41,508
Corporate debt securities	1,546,860	44	(24,696)	1,522,208
Foreign government securities	4,179	—	(24)	4,155
Municipal securities	18,601	1	(286)	18,316
Total short-term investments	1,611,515	45	(25,373)	1,586,187
Total cash, cash equivalents and short-term investments	$3,254,290	$45	$(25,373)	$3,228,962

See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of August 30, 2019 and November 30, 2018:

(in thousands)	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$222,357	$(84)	$538,109	$(7,966)
Asset-backed securities	—	—	6,696	(54)
Municipal securities	1,609	(1)	6,599	(81)
Total	$223,966	$(85)	$551,404	$(8,101)

There were 92 securities and 369 securities in an unrealized loss position for less than twelve months at August 30, 2019 and at November 30, 2018, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of August 30, 2019 and November 30, 2018:

(in thousands)	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$255,175	$(401)	$969,701	$(16,730)
Asset-backed securities	15,912	(21)	34,812	(313)
Municipal securities	—	—	11,532	(205)
Foreign government securities	2,399	(1)	4,154	(24)
Total	$273,486	$(423)	$1,020,199	$(17,272)

There were 148 securities and 577 securities in an unrealized loss position for more than twelve months at August 30, 2019 and at November 30, 2018, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 30, 2019:

(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$790,327	$790,849
Due between one and two years	474,157	475,770
Due between two and three years	138,478	139,776
Due after three years	34,772	35,346
Total	$1,437,734	$1,441,741
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income, net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the nine months ended August 30, 2019 and August 31, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 30, 2019.
The fair value of our financial assets and liabilities at August 30, 2019 was determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$113,191	$—	$113,191	$—
Money market mutual funds	1,595,310	1,595,310	—	—
Time deposits	61,600	61,600	—	—
U.S. agency securities	1,700	—	1,700	—
Short-term investments:
Asset-backed securities	75,868	—	75,868	—
Corporate debt securities	1,312,619	—	1,312,619	—
Foreign government securities	2,399	—	2,399	—
Municipal securities	20,895	—	20,895	—
U.S. agency securities	22,005	—	22,005	—
U.S. Treasury securities	7,955	—	7,955	—
Prepaid expenses and other current assets:
Foreign currency derivatives	47,647	—	47,647	—
Other assets:
Deferred compensation plan assets	87,010	3,812	83,198	—
Total assets	$3,348,199	$1,660,722	$1,687,477	$—

Liabilities:
Accrued expenses:
Treasury lock derivatives	$56,910	$—	$56,910	$—
Foreign currency derivatives	3,882	—	3,882	—
Interest rate swap derivatives	471	—	471	—
Total liabilities	$61,263	$—	$61,263	$—

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 30, 2018 was determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,234,188	$1,234,188	$—	$—
Time deposits	40,023	40,023	—	—
Short-term investments:
Asset-backed securities	41,508	—	41,508	—
Corporate debt securities	1,522,208	—	1,522,208	—
Foreign government securities	4,155	—	4,155	—
Municipal securities	18,316	—	18,316	—
Prepaid expenses and other current assets:
Foreign currency derivatives	44,259	—	44,259	—
Other assets:
Deferred compensation plan assets	68,988	3,895	65,093	—
Total assets	$2,973,645	$1,278,106	$1,695,539	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$816	$—	$816	$—
Other liabilities:
Interest rate swap derivatives	9,744	—	9,744	—
Total liabilities	$10,560	$—	$10,560	$—

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
Our Level 2 over-the-counter foreign currency, Treasury lock and interest rate swap derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange and interest rate data at the measurement date.
Our deferred compensation plan assets consist of money market mutual funds and other mutual funds.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $1.97 billion as of August 30, 2019, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
NOTE 6.  DERIVATIVES AND HEDGING ACTIVITIES
Hedge Accounting and Hedging Programs
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities in our condensed consolidated balance sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
Effective in the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income. Prior to this, we recorded the time value of purchased contracts in interest and other income (expense), net in our condensed consolidated statements of income. The impact of the de-designation of our hedges due to the change in methodology in the third quarter of fiscal 2019 was immaterial.
We enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. We also enter into collateral security agreements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. Collateral posted is included in prepaid expenses and other current assets and collateral received is included in accrued expenses on our condensed consolidated balance sheets. We do not offset fair value amounts recognized for derivative instruments under master netting arrangements.
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
In June 2019, in anticipation of refinancing our $2.25 billion Term Loan due April 30, 2020 and $900 million notes payable due February 1, 2020, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon closing of our anticipated refinancing. Upon termination, their fair value will be amortized over the term of our new debt.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the foreign currency and Treasury lock cash flow hedges to revenue and interest expense, respectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to the same income statement line item as the hedged item. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in the same income statement line item as the hedged item.
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
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our condensed consolidated statements of income. As of August 30, 2019, the fair value of the interest rate swaps is recognized in accrued expenses on our condensed consolidated balance sheets with a corresponding offset to current debt.
The fair value of derivative instruments on our condensed consolidated balance sheets as of August 30, 2019 and November 30, 2018 were as follows:

(in thousands)	2019		2018
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$44,209	$—	$40,191	$—
Treasury lock(1)	—	56,910	—	—
Interest rate swap(3)	—	471	—	9,744
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	3,438	3,882	4,068	816
Total derivatives	$47,647	$61,263	$44,259	$10,560
_________________________________________

(1)	Fair value asset derivatives included in prepaid expenses and other current assets and fair value liability derivatives included in accrued expenses on our consolidated balance sheets.

(2)	Hedging effectiveness expected to be recognized into income within the next 18 months, of which $34.9 million is expected within the next 12 months.

(3)	Included in accrued expenses and other liabilities on our condensed consolidated balance sheets as of August 30, 2019 and November 30, 2018, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of foreign currency and interest rate derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the three months ended August 30, 2019 and August 31, 2018 was as follows:

(in thousands)	2019			2018
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Treasury Lock	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$15,040	$—	$(43,394)	$17,523	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2) (4)	$10,015	$—	$(305)	$16,797	$—
Net gain (loss) recognized in income(3) (4)	$—	$—	$—	$(9,281)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in revenue	$761	$—	$—	$—	$—
Net gain (loss) recognized in interest and other income (expense), net	$—	$(1,184)	$—	$—	$(1,695)

The effect of foreign currency and interest rate derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our condensed consolidated statements of income for the nine months ended August 30, 2019 and August 31, 2018 was as follows:

(in thousands)	2019			2018
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Treasury Lock	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$23,348	$—	$(43,394)	$47,290	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2) (4)	$27,507	$—	$(924)	$18,156	$—
Net gain (loss) recognized in income(3) (4)	$(24,269)	$—	$—	$(31,690)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in revenue	$761	$—	$—	$—	$—
Net gain (loss) recognized in interest and other income (expense), net	$—	$184	$—	$—	$(2,572)

_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion of the foreign currency and Treasury lock cash flow hedges classified as revenue and interest expense, respectively.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Starting the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES
Goodwill as of August 30, 2019 and November 30, 2018 was $10.69 billion and $10.58 billion, respectively. The increase was primarily due to our acquisition of Allegorithmic in the first quarter of fiscal 2019.
Purchased and other intangible assets subject to amortization as of August 30, 2019 and November 30, 2018 were as follows :

(in thousands)	2019			2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$773,575	$(206,104)	$567,471	$750,286	$(118,812)	$631,474
Customer contracts and relationships	$1,246,260	$(430,499)	$815,761	$1,329,432	$(416,176)	$913,256
Trademarks	384,855	(62,075)	322,780	384,855	(25,968)	358,887
Acquired rights to use technology	60,706	(48,310)	12,396	58,966	(48,770)	10,196
Backlog	147,000	(62,824)	84,176	147,300	(13,299)	134,001
Other intangibles	23,870	(10,829)	13,041	51,096	(29,909)	21,187
Total other intangible assets	$1,862,691	$(614,537)	$1,248,154	$1,971,649	$(534,122)	$1,437,527
Purchased and other intangible assets, net	$2,636,266	$(820,641)	$1,815,625	$2,721,935	$(652,934)	$2,069,001

Amortization expense related to purchased and other intangible assets was $101.8 million and $304.7 million for the three and nine months ended August 30, 2019, respectively. Comparatively, amortization expense related to purchased and other intangible assets was $47.0 million and $115.5 million for the three and nine months ended August 31, 2018, respectively. Of these amounts, $58.8 million and $172.2 million were included in cost of sales for the three and nine months ended August 30, 2019, respectively, and $23.1 million and $57.1 million were included in cost of sales for the three and nine months ended August 31, 2018, respectively.
During the nine months ended August 30, 2019, certain purchased intangibles associated with our acquisitions became fully amortized and were removed from the condensed consolidated balance sheets.
As of August 30, 2019, we expect amortization expense in future periods to be as follows:

(in thousands)
Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2019	$31,532	$65,793
2020	125,403	237,147
2021	103,288	149,809
2022	86,522	134,627
2023	78,085	134,272
Thereafter	142,641	526,506
Total expected amortization expense	$567,471	$1,248,154

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of August 30, 2019 and November 30, 2018 consisted of the following:

(in thousands)	2019	2018
Accrued compensation and benefits	$325,478	$313,874
Accrued bonuses	191,169	216,007
Accrued media costs	90,179	124,849
Sales and marketing allowances	61,339	44,968
Accrued corporate marketing	98,157	66,186
Accrued building rent	76,038	61,544
Taxes payable	71,479	57,525
Fair market value of derivatives	60,792	816
Royalties payable	59,563	51,529
Accrued interest expense	10,639	29,481
Other	257,920	196,406
Accrued expenses	$1,302,753	$1,163,185

Accrued media costs primarily relate to our advertising platform offerings which are part of the Advertising Cloud. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses and sales returns reserves.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended August 30, 2019 was as follows:

(in thousands)	2019
Beginning outstanding balance	8,668
Awarded	4,148
Released	(3,569)
Forfeited	(646)
Ending outstanding balance	8,601

Beginning January 2019, restricted stock units granted as part of our annual review process or for promotions will vest over four years. Restricted stock units granted as part of our annual review process or for promotions with grant dates prior to January 2019 continue to vest over three years.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding restricted stock units outstanding at August 30, 2019 and August 31, 2018 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2019
Restricted stock units outstanding	8,601	1.29	$2,446.9
Restricted stock units expected to vest	7,862	1.22	$2,236.7
2018
Restricted stock units outstanding	8,835	1.23	$2,328.1
Restricted stock units expected to vest	8,104	1.18	$2,135.7

_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 30, 2019 and August 31, 2018 were $284.51 and $263.51, respectively.

Performance Shares
In the first quarter of fiscal 2019, the Executive Compensation Committee approved the 2019 Performance Share Program, the terms of which are similar to prior year programs that are still outstanding. For information regarding our Performance Share Program including the terms, see “Note 11. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
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
As of August 30, 2019, the shares awarded under our 2019, 2018 and 2017 Performance Share Programs remain outstanding and are yet to be achieved.
The following table sets forth the summary of performance share activity for the nine months ended August 30, 2019:

(in thousands)	2019
	Shares Granted		Maximum Shares Eligible to Receive
Beginning outstanding balance	1,148		2,296
Awarded	722	(1)	614
Achieved	(830)	(2)	(830)
Forfeited	(73)		(145)
Ending outstanding balance	967		1,935
_________________________________________

(1)
Included in the 0.7 million shares awarded during the nine months ended August 30, 2019 were 0.4 million shares awarded for the final achievement of the 2016 Performance Share program. The remaining awarded shares were for the 2019 Performance Share Program.

(2)	Shares achieved under our 2016 Performance Share Program resulted from 200% achievement of target.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan Shares
The assumptions used to value employee stock purchase rights during the three and nine months ended August 30, 2019 and August 31, 2018 were as follows:

	Three Months		Nine Months
	2019	2018	2019	2018
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30%	29%	30% - 35%	26% - 29%
Risk free interest rate	1.78%	2.09% - 2.52%	1.78% - 2.47%	1.54% - 2.52%

The expected life of the ESPP shares is the average of the remaining purchase periods under each offering period.
Employees purchased 1.5 million shares at an average price of $150.55 and 1.8 million shares at an average price of $104.94 for the nine months ended August 30, 2019 and August 31, 2018, respectively. The intrinsic value of shares purchased during the nine months ended August 30, 2019 and August 31, 2018 was $178.8 million and $198.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Stock Options
The Executive Compensation Committee eliminated the use of stock option grants for all employees and the Board of Directors effective fiscal 2012 and fiscal 2014, respectively. However, we may assume the stock option plans of certain companies we acquire. As of August 30, 2019 we had 0.2 million stock options outstanding.
Compensation Costs
As of August 30, 2019, there was $1.45 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards which will be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended August 30, 2019 and August 31, 2018 were as follows:

(in thousands)	2019		2018
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options Grants	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options Grants
Cost of revenue—subscription	$5,833	$1,742	$4,509	$934
Cost of revenue—services and support	4,446	1,491	2,789	1,930
Research and development	83,348	10,174	66,308	6,347
Sales and marketing	47,782	12,695	47,885	7,551
General and administrative	25,264	2,737	17,853	2,932
Total	$166,673	$28,839	$139,344	$19,694

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the nine months ended August 30, 2019 and August 31, 2018 were as follows:

(in thousands)	2019		2018
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Option Grants	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Option Grants
Cost of revenue—subscription	$17,506	$4,632	$12,979	$2,431
Cost of revenue—services and support	12,415	5,246	8,455	5,593
Research and development	245,291	27,390	183,989	16,997
Sales and marketing	158,554	33,135	129,480	18,314
General and administrative	72,124	8,207	55,941	5,762
Total	$505,890	$78,610	$390,844	$49,097

NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of August 30, 2019 were as follows:

(in thousands)	November 30, 2018	Increase / Decrease	Reclassification Adjustments		August 30, 2019
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$44	$4,581	$(112)		$4,513
Unrealized losses on available-for-sale securities	(25,374)	24,597	269		(508)
Total net unrealized gains / losses on available-for-sale securities	(25,330)	29,178	157	(1)	4,005
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,732	(8,232)	(38,397)	(2)	(24,897)
Cumulative foreign currency translation adjustments	(144,532)	(28,525)	—		(173,057)
Total accumulated other comprehensive income (loss), net of taxes	$(148,130)	$(7,579)	$(38,240)		$(193,949)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)	Reclassification adjustments for gains / losses on foreign currency hedges are classified in deferred revenue and revenue, and Treasury lock hedges are classified in interest expense.
The following table sets forth the taxes related to each component of other comprehensive income for the three and nine months ended August 30, 2019 and August 31, 2018:

(in thousands)	Three Months		Nine Months
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	$13,516	$—	$13,516	$—
Reclassification adjustments on derivative instruments	(95)	(101)	(288)	(1,726)
Subtotal derivatives designated as hedging instruments	13,421	(101)	13,228	(1,726)
Foreign currency translation adjustments	—	—	—	(1,742)
Total taxes, other comprehensive income	$13,421	$(101)	$13,228	$(3,468)

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
During the nine months ended August 30, 2019 and August 31, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2 billion and $1.75 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the nine months ended August 30, 2019, we repurchased approximately 7.1 million shares at an average price of $266.96 through structured repurchase agreements entered into during fiscal 2018 and the nine months ended August 30, 2019. During the nine months ended August 31, 2018 we repurchased approximately 7.1 million shares at an average price of $225.15 through structured repurchase agreements entered into during fiscal 2017 and the nine months ended August 31, 2018.
For the nine months ended August 30, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 30, 2019 were excluded from the computation of earnings per share. As of August 30, 2019, $250.1 million of prepayment remained under this agreement.
Subsequent to August 30, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $5.1 billion remains under our May 2018 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 30, 2019 and August 31, 2018:

(in thousands, except per share data)	Three Months		Nine Months
	2019	2018	2019	2018
Net income	$792,763	$666,291	$2,099,597	$1,912,534
Shares used to compute basic net income per share	485,848	490,025	487,145	491,336
Dilutive potential common shares:
Unvested restricted stock units and performance share awards	4,792	6,716	4,885	7,109
ESPP and stock options	402	125	450	142
Shares used to compute diluted net income per share	491,042	496,866	492,480	498,587
Basic net income per share	$1.63	$1.36	$4.31	$3.89
Diluted net income per share	$1.61	$1.34	$4.26	$3.84

Anti-dilutive potential common shares (1)	146	13	92	166

_________________________________________

(1)	Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
For the nine months ended August 30, 2019, we made interest payments on our Term Loan totaling $54.3 million.
The Term Loan credit agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement, including the financial covenant. As of August 30, 2019, we were in compliance with all covenants.
During the second quarter of fiscal 2019, we reclassified the Term Loan as current debt in our condensed consolidated balance sheet. As of August 30, 2019, the carrying value of the Term Loan was $2.25 billion which is net of debt issuance costs. We intend to refinance the Term Loan on or before the due date.
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
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our condensed consolidated balance sheet. As of August 30, 2019, the carrying value of the 2020 Notes was $898.9 million which includes the fair value of the interest rate swap and is net of debt issuance costs. We intend to refinance the 2020 Notes on or before the due date.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of August 30, 2019, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (“Notes”) with a total carrying value of $1.89 billion which includes the fair value of the interest rate swap and is net of debt issuance costs. Based on quoted prices in inactive markets, the total fair value of the Notes was $1.97 billion as of August 30, 2019.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 30, 2019, we were in compliance with all of the covenants.
For the nine months ended August 30, 2019, we made interest payments on our Notes totaling $75.3 million.
In June 2019, in anticipation of refinancing our Term Loan and 2020 Notes, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon debt issuance. These derivative instruments were designated as cash flow hedges. See Note 6 for further details regarding our Treasury lock agreements.
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
As of August 30, 2019, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and nine months ended August 30, 2019 and August 31, 2018 included the following:

(in thousands)	Three Months		Nine Months
	2019	2018	2019	2018
Interest and other income (expense), net:
Interest income	$17,760	$21,561	$50,109	$69,962
Foreign exchange gains (losses)	(1,292)	(10,349)	(26,840)	(30,460)
Realized gains on fixed income investment	96	63	112	253
Realized losses on fixed income investment	(60)	(9,708)	(269)	(10,094)
Other	48	41	264	218
Interest and other income (expense), net	$16,552	$1,608	$23,376	$29,879
Interest expense	$(39,529)	$(21,107)	$(120,699)	$(61,369)
Investment gains (losses), net:
Realized investment gains	$639	$836	$45,254	$5,333
Realized investment losses	—	—	(130)	—
Unrealized investment gains	3,014	1,415	1,604	993
Investment gains (losses), net	$3,653	$2,251	$46,728	$6,326
Non-operating income (expense), net	$(19,324)	$(17,248)	$(50,595)	$(25,164)

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2019, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience, while continuing to market and license a broad portfolio of products and solutions.
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
Creative ARR exiting the third quarter of fiscal 2019 was $6.87 billion, up from $5.92 billion at the end of fiscal 2018. Document Cloud ARR exiting the third quarter of fiscal 2019 was $993 million, up from $791 million at the end of fiscal 2018. Total Digital Media ARR grew to $7.86 billion at the end of the third quarter of fiscal 2019, up from $6.71 billion at the end of fiscal 2018.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2019 was $1.65 billion, up from $1.36 billion in the third quarter of fiscal 2018, representing 22% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2019 was $307.5 million, up from $248.9 million in the third quarter of fiscal 2018 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $1.96 billion in the third quarter of fiscal 2019, up from $1.61 billion in the third quarter of fiscal 2018, representing 22% year-over-year growth.
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

•
Adobe Marketing Cloud—provides an integrated set of solutions to help marketers differentiate their brands and engage their customers, helping businesses manage, personalize, and orchestrate campaigns and customer journeys; includes Adobe Experience Manager (“AEM”), Adobe Campaign, Adobe Target, Marketo Engage and Adobe Primetime.

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
We achieved record Adobe Experience Cloud revenue of $820.9 million in the third quarter of fiscal 2019, representing 34% year-over-year growth. Driving the increase in Adobe Experience Cloud revenue was the increase in subscription revenue across our offerings which grew to $678.7 million in the third quarter of fiscal 2019 from $494.6 million in the third quarter of fiscal 2018, representing 37% year-over-year growth. Largely contributing to the increase in Digital Experience subscription revenue was revenue associated with Marketo Engage. To a lesser extent, subscription revenue associated with our Adobe Commerce Cloud offerings and Adobe Marketing Cloud offerings AEM and Campaign also contributed to the overall increase. We expect that the addition of Marketo and continued demand across our portfolio of Adobe Experience Cloud solutions, including new offerings and enhancements to existing solutions, will drive revenue growth in future years.
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
Other than the addition of revenue recognition to our critical accounting policies below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended August 30, 2019, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2018.

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
RESULTS OF OPERATIONS
Our financial results for the third quarter of fiscal 2019 are presented in accordance with the new revenue standard that was adopted under the modified retrospective method at the beginning of fiscal 2019. Prior period results have not been restated which limits the comparability of our results of operations for the third quarter of fiscal 2019 when compared to the year-ago period. See Note 1 of our notes to condensed consolidated financial statements for further details about our recent adoption.
Financial Performance Summary

•
Total Digital Media ARR of approximately $7.86 billion as of August 30, 2019 increased by $1.15 billion, or 17%, from $6.71 billion as of November 30, 2018. The change in our Digital Media ARR is primarily due to stronger new user adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue during the three months ended August 30, 2019 of $1.65 billion increased by $294.7 million, or 22% compared to the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Adobe Experience Cloud revenue of $820.9 million during the three months ended August 30, 2019 increased by $206.9 million, or 34%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue driven by the addition of Marketo which we acquired in the fourth quarter of fiscal 2018.

•
Our total deferred revenue of $3.26 billion as of August 30, 2019 increased by $202.3 million, or 7%, from $3.05 billion as of November 30, 2018 primarily due to increases in new contracts and the timing of renewals for offerings with cloud-enabled services and hosted services. Deferred revenue related to Marketo also contributed to the overall increase in our reported deferred revenue balance.

•
Cost of revenue of $416.0 million during the three months ended August 30, 2019 increased by $120.5 million, or 41%, compared to the year-ago period primarily due to increases in amortization of purchased intangibles from our acquisition of Marketo.

•
Operating expenses of $1.56 billion during the three months ended August 30, 2019 increased by $287.4 million, or 23%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, including additions from Marketo.

•
Net income of $792.8 million during the three months ended August 30, 2019 increased by $126.5 million, or 19%, compared to the year-ago period primarily due to increases in revenue, offset in part by increases in operating expenses and cost of revenue.

•
Net cash flow from operations of $3.05 billion during the nine months ended August 30, 2019 increased by $124.1 million, or 4%, compared to the year-ago period primarily due to higher net income, coupled with the net effect of non-cash items offset by decreases in income taxes payable and increases in accounts receivable and prepaid expenses and other assets.

Revenue for the Three and Nine Months Ended August 30, 2019 and August 31, 2018

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Subscription	$2,546.6	$2,021.5	26%	$7,307.7	$5,738.0	27%
Percentage of total revenue	90%	88%		89%	88%
Product	157.3	149.1	5%	480.7	471.7	2%
Percentage of total revenue	6%	7%		6%	7%
Services and support	130.2	120.5	8%	391.0	355.7	10%
Percentage of total revenue	4%	5%		5%	5%
Total revenue	$2,834.1	$2,291.1	24%	$8,179.4	$6,565.4	25%

Subscription Revenue by Segment
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We recognize subscription revenue ratably over the term of our agreements with customers, beginning with commencement of service.
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and nine months ended August 30, 2019 and August 31, 2018 is as follows:

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Digital Media	$1,840.6	$1,496.9	23%	$5,277.9	$4,257.5	24%
Digital Experience	678.7	494.6	37%	1,944.7	1,394.8	39%
Publishing	27.3	30.0	(9)%	85.1	85.7	(1)%
Total subscription revenue	$2,546.6	$2,021.5	26%	$7,307.7	$5,738.0	27%
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

Segment Information

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Digital Media	$1,962.2	$1,608.9	22%	$5,629.0	$4,615.9	22%
Percentage of total revenue	69%	70%		69%	70%
Digital Experience	820.9	614.0	34%	2,347.8	1,754.0	34%
Percentage of total revenue	29%	27%		29%	27%
Publishing	51.0	68.2	(25)%	202.6	195.5	4%
Percentage of total revenue	2%	3%		2%	3%
Total revenue	$2,834.1	$2,291.1	24%	$8,179.4	$6,565.4	25%

Digital Media
Revenue from Digital Media increased $353.3 million and $1.01 billion during the three and nine months ended August 30, 2019, as compared to the three and nine months ended August 31, 2018 driven by increases in revenue associated with our Creative and Document Cloud offerings.
Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 primarily due to increases in subscription revenue across our Creative Cloud offerings driven by increases in net new subscriptions.
Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and nine months ended August 30, 2019 as compared to the year ago periods primarily due to increases in Document Cloud subscription revenue.
Digital Experience
Revenue from Digital Experience increased $206.9 million and $593.8 million during the three and nine months ended August 30, 2019, as compared to the three and nine months ended August 31, 2018 primarily due to increases in subscription revenue across our Experience Cloud offerings. Largely contributing to the subscription revenue increases were revenue associated with our Marketo offerings which were acquired in the fourth quarter of fiscal 2018. Also contributing to the year-over-year subscription revenue growth were increases in revenue associated with our Adobe Commerce Cloud offerings, and AEM and Campaign offerings, which are part of our Adobe Marketing Cloud. These increases were offset in part by the impact of customers awaiting enhancements to existing solutions and new innovations, which are expected to become available in the fourth quarter of fiscal 2019 and into the first half of fiscal 2020.
Geographical Information

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Americas	$1,639.4	$1,299.6	26%	$4,748.5	$3,709.9	28%
Percentage of total revenue	58%	57%		58%	57%
EMEA	754.9	646.7	17%	2,187.2	1,855.7	18%
Percentage of total revenue	27%	28%		27%	28%
APAC	439.8	344.8	28%	1,243.7	999.8	24%
Percentage of total revenue	15%	15%		15%	15%
Total revenue	$2,834.1	$2,291.1	24%	$8,179.4	$6,565.4	25%

Overall revenue during the three and nine months ended August 30, 2019 increased in all geographic regions as compared to the three and nine months ended August 31, 2018 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and nine months ended August 30, 2019 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
Euro	$(20.6)	$(49.8)
British Pound	(8.2)	(19.3)
Japanese Yen	0.6	(0.9)
Other currencies	(10.1)	(28.3)
Total revenue impact	(38.3)	(98.3)
Hedging impact:
Euro	7.5	20.8
British Pound	3.2	5.9
Japanese Yen	0.1	1.6
Total hedging impact	10.8	28.3
Total impact	$(27.5)	$(70.0)
During the three and nine months ended August 30, 2019, the U.S. Dollar strengthened against EMEA and other currencies as compared to the three and nine months ended August 31, 2018, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.
Cost of Revenue for the Three and Nine Months Ended August 30, 2019 and August 31, 2018

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Subscription	$303.9	$199.2	53%	$888.4	$550.2	61%
Percentage of total revenue	11%	9%		11%	8%
Product	9.2	11.4	(19)%	30.6	35.1	(13)%
Percentage of total revenue	*	1%		*	1%
Services and support	102.9	84.9	21%	301.7	250.4	20%
Percentage of total revenue	4%	4%		4%	4%
Total cost of revenue	$416.0	$295.5	41%	$1,220.7	$835.7	46%
_________________________________________

(*)	Percentage is less than 1%.
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

Cost of subscription revenue increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Amortization of purchased intangibles	18%	21%
Hosting services and data center costs	9	13
Media costs	8	7
Royalty costs	8	6
Incentive compensation, cash and stock-based	4	4
Base compensation and related benefits associated with headcount	4	5
Various individually insignificant items	2	5
Total change	53%	61%
Amortization of purchased intangibles increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in the third and fourth quarters of fiscal 2018, respectively.
Product
Cost of product revenue is primarily comprised of third-party royalties, amortization related to purchased intangibles and acquired rights to use technology, excess and obsolete inventory, localization costs and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 primarily due to decreases in localization costs.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Base compensation and related benefits associated with headcount	10%	10%
Incentive compensation, cash and stock-based	8	8
Professional and consulting fees	2	—
Various individually insignificant items	1	2
Total change	21%	20%

Operating Expenses for the Three and Nine Months Ended August 30, 2019 and August 31, 2018

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Research and development	$489.8	$399.0	23%	$1,430.4	$1,121.9	27%
Percentage of total revenue	17%	17%		17%	17%
Sales and marketing	812.3	670.1	21%	2,442.8	1,897.2	29%
Percentage of total revenue	29%	29%		30%	29%
General and administrative	219.3	184.0	19%	654.7	532.5	23%
Percentage of total revenue	8%	8%		8%	8%
Amortization of purchased intangibles	43.0	23.9	80%	132.5	58.2	128%
Percentage of total revenue	2%	1%		2%	1%
Total operating expenses	$1,564.4	$1,277.0	23%	$4,660.4	$3,609.8	29%
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Incentive compensation, cash and stock-based	10%	11%
Base compensation and related benefits associated with headcount	8	9
Professional and consulting fees	3	4
Various individually insignificant items	2	3
Total change	23%	27%
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
Sales and marketing expenses increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Marketing spend related to campaigns, events and overall marketing efforts	7%	10%
Base compensation and related benefits associated with headcount	7	8
Incentive compensation, cash and stock-based	2	5
Professional and consulting fees	2	2
Amortization of contract acquisition costs, including sales commissions	1	1
Various individually insignificant items	2	3
Total change	21%	29%

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
General and administrative expenses increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 due to the following:

	% Change 2019-2018 QTD	% Change 2019-2018 YTD
Professional and consulting fees	4%	7%
Incentive compensation, cash and stock-based	3	5
Base compensation and related benefits associated with headcount	4	4
Software licenses	3	2
Various individually insignificant items	5	5
Total change	19%	23%
Amortization of Purchased Intangibles
Amortization expenses increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 primarily due to amortization expense associated with intangible assets purchased through our acquisitions of Magento and Marketo in the third and fourth quarters of fiscal 2018, respectively.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 30, 2019 and August 31, 2018

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Interest and other income (expense), net	$16.6	$1.6	**	$23.4	$29.9	**
Percentage of total revenue	1%	*		*	*
Interest expense	(39.6)	(21.1)	88%	(120.7)	(61.4)	97%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	3.7	2.3	**	46.7	6.3	**
Percentage of total revenue	*	*		1%	*
Total non-operating income (expense), net	$(19.3)	$(17.2)	**	$(50.6)	$(25.2)	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses other than any gains and losses recorded to deferred revenue and revenue from our hedging programs.
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

Interest expense increased during the three and nine months ended August 30, 2019 as compared to the three and nine months ended August 31, 2018 primarily due to interest on our Term Loan which was entered into in the fourth quarter of fiscal 2018.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains increased during the nine months ended August 30, 2019 as compared to the nine months ended August 31, 2018 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019, which was accounted for as an equity-method investment immediately before the acquisition. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Provision for Income Taxes for the Three and Nine Months Ended August 30, 2019 and August 31, 2018

(dollars in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Provision	$41.7	$35.1	19%	$148.0	$182.1	(19)%
Percentage of total revenue	1%	2%		2%	3%
Effective tax rate	5%	5%		7%	9%
Our effective tax rate is the same for the three months ended August 30, 2019, as compared to the three months ended August 31, 2018. The effective tax rate for the three months ended August 30, 2019 included U.S. federal and state taxes associated with our current year international earnings resulting from the international provisions of the Tax Cuts and Jobs Act ("Tax Act") effective in fiscal 2019. This increase was substantially equivalent to the provisional accounting expenses recorded in the prior year for the effects of the Tax Act adoption.
Our effective tax rate decreased by two percentage points for the nine months ended August 30, 2019, as compared to the nine months ended August 31, 2018. The effective tax rate for the nine months ended August 31, 2018 included provisional accounting expenses for the effects of the Tax Act adoption which was slightly more than the impact resulting from the international provisions of the Tax Act effective in fiscal 2019.
The Tax Act enacted on December 22, 2017 lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in our fiscal 2019, the annual statutory federal corporate tax rate is 21% and certain international provisions of the Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax, and a special tax deduction for foreign-derived intangible income, took effect. The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions and which are anticipated to be applicable on a retroactive basis. While the Company continues to evaluate the impact, such regulations have not been finalized and are subject to change. We will account for new regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance related primarily to the realizability of state and foreign credits of $206.9 million as of the period ended August 30, 2019.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $170.6 million and $231.3 million as of August 30, 2019 and August 31, 2018, respectively. If the total unrecognized tax benefits at August 30, 2019 and August 31, 2018 were recognized in the future, $112.4 million and $186.0 million would decrease the respective effective tax rates.

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23.2 million and $23.1 million for the three months ended August 30, 2019 and August 31, 2018, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and long-term assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $20.0 million.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 30, 2019	November 30, 2018
Cash and cash equivalents	$2,209.0	$1,642.8
Short-term investments	$1,441.7	$1,586.2
Working capital	$(2,052.9)	$555.9
Stockholders’ equity	$10,242.8	$9,362.1
Working Capital
Working capital as of August 30, 2019 and November 30, 2018 was $2.05 billion of a deficit and $555.9 million of a surplus, respectively. The decrease was primarily due to the reclassification of $3.15 billion total carrying value of our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”) to current liabilities. We intend to refinance our Term Loan and 2020 Notes on or before the due dates.
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 30, 2019	August 31, 2018
Net cash provided by operating activities	$3,045.4	$2,921.3
Net cash used for investing activities	(287.1)	(1,546.4)
Net cash used for financing activities	(2,180.4)	(1,930.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(11.6)	(3.5)
Net increase (decrease) in cash and cash equivalents	$566.3	$(558.9)

Our primary source of cash is receipts from revenue and, to a lesser extent, proceeds from participation in the employee stock purchase plan. The primary uses of cash are our stock repurchase program as described below, payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other uses of cash include business acquisitions, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.

Cash Flows from Operating Activities
Net cash provided by operating activities of $3.05 billion for the nine months ended August 30, 2019 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with an increase in deferred revenue, which was offset in large part by cash outflows due to an increase in prepaid expenses and other assets. The increase in deferred revenue was primarily driven by increases related to Digital Media offerings with cloud-enabled services, and Digital Experience hosted services and Marketo offerings. The primary working capital use of cash was due to increases in prepaid expenses driven by the timing of billings and payments associated with certain vendors, sales commissions paid and capitalized, advanced payments related to income taxes and prepaid payroll related to employee benefits.
Cash Flows from Investing Activities
Net cash used for investing activities of $287.1 million for the nine months ended August 30, 2019 was primarily due to purchases of property and equipment and our acquisition of the remaining equity interest in Allegorithmic. These cash outflows were offset primarily by proceeds from sales and maturities of short-term investments, net of purchases. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Allegorithmic.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.18 billion for the nine months ended August 30, 2019 was primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, which were offset by proceeds from re-issuance of treasury stock for our employee stock purchase plan. See the section titled “Stock Repurchase Program” discussed below.
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
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2019 due to changes in our planned cash outlay, including changes in incremental costs such as direct costs and integration costs related to our acquisitions.
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
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of August 30, 2019, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of August 30, 2019, we have a $2.25 billion Term Loan outstanding due April 30, 2020 and $1.90 billion senior notes outstanding, consisting of the 2020 Notes and $1 billion of 3.25% senior notes due February 1, 2025 (“2025 Notes,” and together with the 2020 Notes, “Notes”). The Notes and Term Loan rank equally with our other unsecured and unsubordinated indebtedness.
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our condensed consolidated balance sheets. As of August 30, 2019, the carrying value of the 2020 Notes was $898.9 million which includes the fair value of the related interest rate swap and is net of debt issuance costs. During the second quarter of fiscal 2019, we reclassified the Term Loan with a carrying value of $2.25 billion, net of unamortized original issuance discount, as current debt on our condensed consolidated balance sheets. We intend to refinance the Term Loan and 2020 Notes on or before the due dates.
During the third quarter of fiscal 2019, in anticipation of refinancing our Term Loan and 2020 Notes, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon debt issuance.
Our short-term investment portfolio is primarily invested in corporate debt securities, asset-backed securities, US agency securities, municipal securities, US Treasury securities and foreign government securities. We use professional investment management firms to manage a large portion of our invested cash.

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
During the nine months ended August 30, 2019 and August 31, 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2 billion and $1.75 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the nine months ended August 30, 2019, we repurchased approximately 7.1 million shares at an average price of $266.96 through structured repurchase agreements entered into during fiscal 2018 and the nine months ended August 30, 2019. During the nine months ended August 31, 2018 we repurchased approximately 7.1 million shares at an average price of $225.15 through structured repurchase agreements entered into during fiscal 2017 and the nine months ended August 31, 2018.
For the nine months ended August 30, 2019, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 30, 2019 were excluded from the computation of earnings per share. As of August 30, 2019, $250.1 million of prepayment remained under this agreement.
Subsequent to August 30, 2019, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. Upon completion of the $750 million stock repurchase agreement, $5.1 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of August 30, 2019 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no other material changes in those obligations during the nine months ended August 30, 2019. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Purchase Obligations
During the second quarter of fiscal 2019, we amended two existing vendor agreements that include an aggregated incremental minimum purchase commitment of $1.74 billion through May 2024. There were no other significant changes in our purchase obligations during the nine months ended August 30, 2019.
Transition Taxes Liability
As a result of the Tax Act enacted on December 22, 2017, an accrued transition tax liability of approximately $427.1 million is payable in installments through fiscal 2026. The Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
Term Loan
As of August 30, 2019, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. Based on the LIBOR rate at August 30, 2019, our estimated maximum commitment for interest payments was $37.7 million for the remaining duration of the Term Loan.

Senior Notes
As of August 30, 2019, the carrying value of our Notes payable was $1.89 billion. Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At August 30, 2019, our maximum commitment for interest payments was $200.1 million for the remaining duration of our Notes.
Covenants
Our Term Loan and Revolving Credit Agreement contain similar financial covenants requiring us not to exceed a maximum leverage ratio. As of August 30, 2019, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no material changes in our market risk exposures for the nine months ended August 30, 2019, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud and Adobe Experience Platform solutions and ETLAs in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to several factors, including:

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
In addition, approximately 47% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs.
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
Our cash equivalent and short-term investment portfolio as of August 30, 2019 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market mutual funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 30, 2019, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 30, 2019. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in thousands, except average price per share)
Beginning repurchase authority(1)				$6,849,737
June 1, 2019—June 28, 2019
Shares repurchased	912	$273.94	912	$(249,737)
June 29, 2019—July 26, 2019
Shares repurchased	832	$300.66	832	$(250,000)	(2)
July 27, 2019—August 30, 2019
Shares repurchased	848	$294.58	848	$(249,946)	(2)
Total	2,592		2,592	$6,100,054
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In June 2019, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. As of August 30, 2019, approximately $250.1 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

10.1A	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1	000-15175

10.1B	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3	000-15175

10.1C	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/26/12	10.13	000-15175

10.2	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.3A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.3B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.3C	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.3D	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.3E	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.3F	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3G	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.3H	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.3I	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.3J	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.3K	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2019 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3L	Form of Director Initial Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6	000-15175

10.3M	Form of Director Annual Grant Restricted Stock Unit Award Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7	000-15175

10.3N	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Societe Generale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

10.8	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. as Borrower, JPMorgan Chase Bank, N.A. as Syndication Agent, Wells Fargo Bank National Association as Documentation Agent, Bank of America, N.A. as Administrative Agent, and the Other Lenders Party Thereto	8-K	10/19/18	10.2	000-15175

10.9	Demdex, Inc. 2008 Stock Plan, as amended*	S-8	1/27/11	99.1	333-171902

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.10	EchoSign, Inc. 2005 Stock Plan, as amended*	S-8	7/29/11	99.1	333-175910

10.11	TypeKit, Inc. 2009 Equity Incentive Plan, as amended*	S-8	10/7/11	99.1	333-177229

10.12	Auditude, Inc. 2009 Equity Incentive Plan, as amended*	S-8	11/18/11	99.1	333-178065

10.13	Efficient Frontier, Inc. 2003 Stock Option/Stock Issuance Plan, as Amended and Restated*	S-8	1/27/12	99.1	333-179221

10.14A	Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.1	333-186143

10.14B	Amendment No. 1 to the Behance, Inc. 2012 Equity Incentive Plan*	S-8	1/23/13	99.2	333-186143

10.15	Neolane 2008 Stock Option Plan*	S-8	8/27/13	99.1	333-190846

10.16	2012 Neolane Stock Option Plan for The United States*	S-8	8/27/13	99.2	333-190846

10.17A	Aviary, Inc. 2008 Stock Plan, as amended*	S-8	9/26/14	99.1	333-198973

10.17B	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting)*	S-8	9/26/14	99.2	333-198973

10.17C	Form of Stock Option Grant Notice and Award Agreement pursuant to the Aviary, Inc. 2008 Stock Plan (Installment Vesting, Non- U.S.)*	S-8	9/26/14	99.3	333-198973

10.18	Picasso Acquisition Holding 1, Inc. 2012 Stock Option and Grant Plan*	S-8	3/13/15	99.1	333-202732

10.19	TubeMogul, Inc. 2007 Equity Compensation Plan, as amended, and forms of agreement thereunder††*	S-1	3/26/14	10.2	333-194817

10.20	TubeMogul, Inc. 2014 Equity Incentive Plan, and forms of agreement thereunder††*	S-1A	7/7/14	10.3	333-194817

10.21	MagentoTech LLC Unit Option Plan, as amended*	S-8	6/27/18	99.14	333-225922

10.22	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.23	2016 Executive Annual Incentive Plan*	8-K	1/29/16	10.5	000-15175

10.24	2016 Executive Cash Performance Bonus Plan*	8-K	1/29/16	10.4	000-15175

10.25	2017 Executive Annual Incentive Plan*	8-K	1/27/17	10.5	000-15175

10.26	2018 Executive Annual Incentive Plan*	8-K	1/26/18	10.5	000-15175

10.27	2019 Executive Annual Incentive Plan*	8-K	1/28/19	10.4	000-15175

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.28	Description of 2016 Director Compensation*	10-K	1/19/16	10.32	000-15175

10.29	Description of 2017 Director Compensation*	10-K	1/20/17	10.32	000-15175

10.30	Description of 2018 Director Compensation*	10-K	1/22/18	10.29	000-15175

10.31	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

10.32
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
		8-K	9/21/18	2.1	000-15175

10.33A	2019 Equity Incentive Plan*	8-K	4/12/19	10.1	000-15175

10.33B	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35B	000-15175

10.33C	Form of Director Annual Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35C	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Taxonomy Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

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

††	References to Exhibits 10.19 and 10.20 are to filings made by TubeMogul, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 26, 2019

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.