Form 10-K
period 2019-11-29
ADOBE INC.
filed 2020-01-21
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $102.25 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 10, 2020, 482,130,975 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 29, 2019, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2020. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

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
BUSINESS OVERVIEW
For over 35 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments engage and interact with their constituents in print and online. We help our customers create and deliver the most compelling experiences in a streamlined workflow and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anytime, anywhere.
While we continue to offer a broad portfolio of products, services and solutions, we focus our investments in two strategic growth areas:
Digital Media – providing products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere. Our customers include creative professionals like photographers, video editors, graphic and experience designers, and application and game developers; communicators like content creators, students, marketers and knowledge workers who create, collaborate on and distribute documents and creative content; and consumers. This is the core of what we have delivered for decades, and we have evolved our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device on projects of all types.
Digital Experience – providing a comprehensive and integrated platform and set of applications and services through Adobe Experience Cloud that enables businesses and brands to create, manage, execute, measure, monetize and optimize customer experiences that span from advertising to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives and sales and support executives. Underpinning Adobe Experience Cloud is our Adobe Experience Platform, which provides businesses and brands with an open and extensible platform for customer experience management with real-time customer profiles that enable deep customer insights and the delivery of personalized digital experiences in milliseconds. By combining the creativity of our Digital Media business with the science of our Digital Experience offerings, we help our customers more efficiently and effectively make, manage, measure and monetize their content across channels and devices with an end-to-end workflow and feedback loop.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Experience markets, where our mission is to change the world through digital experiences. By integrating products from each of these areas, our customers are able to utilize a comprehensive suite of solutions and services that no other company currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue to invest in delivering digital experiences.
SEGMENTS
Our business is organized into three reportable segments: Digital Media, Digital Experience and Publishing. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities described above, placing our Publishing business in a third segment that contains some of our mature products and solutions.
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2020 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Part II, Item 8 titled “Notes to Consolidated Financial Statements” for further segment information.
Digital Media
Digital Media Opportunity
Recent technology trends in digital communications continue to provide a significant market opportunity for Adobe in digital media. Everyone has a story to tell — from creative professionals, to students and knowledge workers, to immersive content and experience designers — and they need to tell those stories on an ever-increasing number of canvasses. In today’s world where the velocity of creation and consumption of digital content is constantly growing, design and creativity have never been more relevant and customers are looking for a way to meet demand with engaging online experiences. Adobe is in a strong position to capitalize on this opportunity with innovation that will accelerate the creative process across all platforms and devices, deepen engagement with communities and accelerate long-term revenue growth by focusing on cloud-based offerings, which are licensed on a subscription basis.
The flagship of our Digital Media business is Adobe Creative Cloud — a subscription service that allows members to use Adobe’s creative products integrated with cloud-delivered services across desktop, web and mobile devices. Creative Cloud members can download and access the latest versions of our creative products such as Photoshop, Illustrator, Premiere Pro, Lightroom, InDesign, Adobe XD and many more creative applications. To expand our reach and improve the way we serve the needs of our customers, we create different combinations of these services, including our applications with free and paid tiers such as Adobe Lightroom Mobile that have brought new customers into our franchise and increased our footprint on mobile devices. In addition, members can access built-in templates and presets created by the Adobe user community to jumpstart designs and step-by-step interactive tutorials to sharpen their skills and get up to speed quickly. Through Creative Cloud, members can access online services to sync, store and share files across users’ devices, access marketplace, social and community-based features within our Adobe Stock and Behance services, and create apps and websites, all at affordable subscription pricing.
Adobe continues to redefine the creative process with Adobe Creative Cloud so that our customers can obtain everything they need to create, collaborate and be inspired. One part of our strategy is Adobe Sensei, a proprietary framework and set of intelligent services for dramatically improving the design and delivery of digital experiences. Adobe Sensei leverages Adobe’s massive content and data assets, as well as its deep domain expertise in the creative, marketing and document segments, within a unified artificial intelligence (“AI”) and machine learning framework to help customers discover hidden opportunities, reduce tedious processes and offer relevant experiences to every customer.

Adobe Creative Cloud addresses the needs of creative professionals such as artists, designers, developers, students and administrators, as well as knowledge workers, marketers, educators, hobbyists and consumers, who also use our products to create and deliver content. Our customers rely on our products for content creation, design, video and animation production, mobile app and gaming development and document creation and collaboration. End users of our creative products work in businesses of all sizes ranging from large publishers, media companies and global enterprises, to smaller design agencies and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. We have introduced new products, features and services to address emerging categories of content creation across devices and platforms, such as voice-based prototyping, refined content creation tools, 3D, augmented reality, virtual reality and user experience design. New projects announced and solutions offered include: Substance, a suite of applications for creating, mixing and applying textures and materials for 3D creations; Adobe Fresco, a mobile drawing and painting application, featuring live brushes that mimic natural media like oil paint and watercolors in amazingly lifelike ways; Adobe Aero, a free iOS application for viewing, building and sharing immersive and interactive augmented reality experiences; Photoshop Camera, an AI-driven mobile camera application launching in 2020 powered by Adobe Sensei featuring unique Photoshop lenses and camera effects right inside the camera; and both Illustrator on iPad, which will be available in 2020, and Photoshop on iPad to enable a seamless content creation experience across devices and attract a new, mobile-centric audience.
Adobe’s Digital Media segment includes our Adobe Document Cloud business, built around our Acrobat family of products, including Adobe Acrobat and Adobe Acrobat Reader, and a set of integrated, cloud-based document services, including Adobe Sign and Adobe Scan. Tens of millions of knowledge workers worldwide interact with documents daily. Across industries and across the world, business processes from contracting to invoicing to employee onboarding are making the change from paper to electronic documents. Cloud services and mobile devices are reshaping how we work in ways that are more ad hoc, collaborative, unstructured and on the go. For over 25 years, Acrobat has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Acrobat Reader on any device. Acrobat provides essential electronic document capabilities and services across desktop, mobile devices and the web to help knowledge workers accomplish a wide variety of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product and its innovative cloud services, we have extended the capabilities of our document solutions, from view and create, to edit, secure, scan, review, embed, share and sign. Users can create a PDF with just the camera on their phone with Adobe Scan, edit PDFs on the go with Acrobat on iOS and Android, and turn slow, manual signing processes into automated experiences and collect signatures with Adobe Sign.
Digital Media Strategy
Our goal is to be the leading platform for creativity where we offer a range of products and services that allow individuals, teams and enterprises, and both professionals and enthusiasts, to design and deliver amazing digital content.
We believe there is significant opportunity for growth across all customer segments and expect Adobe Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by using our products to enable everyone to create and tell their stories, expanding into new categories and technologies like immersive 3D and augmented reality, making the creative process more productive with cloud-enabled collaboration and workflows, delivering intelligent, time-saving features with Adobe Sensei’s artificial intelligence and machine learning capabilities, and acquiring new users by engaging with the creative community.
We will continue to deepen our relationship with existing users through meeting their needs holistically and delivering additional features and increased value, including through data-driven customer engagement, AI and machine learning through Adobe Sensei, and offering a true “multi-surface platform” that provides our customers with the ability to use our tools for creation wherever inspiration strikes, by enabling them to seamlessly access their assets in the cloud and work across mobile, tablet and desktop with new applications like Adobe Fresco and Photoshop for iPad. We are embracing new frontiers in technology and creativity such as immersive 3D and augmented reality (“AR”) experiences with Adobe Aero and our Substance suite of products. We are pursuing new ways to help our customers develop creative skills such as allowing creators to live-stream their creative process on Behance and allowing users to learn with step-by-step, in-app, interactive tutorials from experienced creators.
As appropriate, we plan to optimize our pricing strategy and move our customers to higher priced and better value offerings and continue to employ targeted promotions that attract past customers and potential users to try out and ultimately subscribe to Adobe Creative Cloud. To target new customers and better address the needs of our existing customers, we will continue to invest in driving innovation to maintain the leadership position that we have established. We offer a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers and grow a recurring and predictable revenue stream that is recognized ratably.

As part of our Adobe Creative Cloud strategy, we utilize a data-driven operating model and our Adobe Experience Cloud solutions to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is increasingly becoming the destination site where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We offer free apps and trials to attract new customers and through a data-driven model, we optimize conversion of these trialists to paid subscribers. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering.
We offer many of the products included in Adobe Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products. We also offer a range of other creative tools and services, including our hobbyist products such as Photoshop Elements and Premiere Elements, Adobe Fonts and mobile apps such as Photoshop Express, Photoshop Sketch, Adobe Capture, Premiere Rush and Adobe Spark. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
In our Adobe Document Cloud business, Adobe Acrobat has achieved strong market adoption and a leadership position in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing. Trillions of PDF documents are created every year and we believe there remain hundreds of millions of users in industries that engage with PDF files on a daily basis like legal, financial services or publishing, as well as a broader array of communicators, knowledge workers and Acrobat Reader users, who need the capabilities provided by our Acrobat applications and the document services platform found in Document Cloud. We expect to drive sustained long-term revenue growth in Adobe Document Cloud through a continued expansion of our customer base by delivering the best PDF experience on every platform and across platforms, expanding the number of actions and features in Acrobat, using Adobe Sensei to make both new and legacy documents more intelligent and responsive, and investing in embedded document services such as integrating Adobe Sign in third-party applications. As with our Adobe Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions to and optimize our subscription-based pricing for individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We aim to increase our seat penetration in our key markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets. We will continue to engage in strategic partnerships to help drive the enterprise business, including our partnership with Microsoft.
Our Document Cloud customers increasingly expect business processes to be seamless across desktop, web and mobile devices. Acrobat on mobile devices can be used to create, edit, export, combine, collaborate on and share PDFs on the go and the Adobe Scan app for mobile devices can be used to capture paper documents as images and transform them into full-featured PDFs via Document Cloud services that can be shared immediately, essentially putting scanning capabilities in the pocket of every person. We are delivering PDF document services on the web, such as allowing users to create, convert and compress PDFs on Adobe.com. Our Adobe Sign service also provides a green alternative to costly paper-based solutions, and is a more modern and convenient way for customers to digitally manage their documents, processes and contract workflows. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market, utilizing Adobe Sensei to enhance customer experiences through machine learning and AI, and continuing to add new capabilities to our Adobe Scan and Adobe Sign offerings, we can help our customers migrate away from paper-based express mailing and adopt our solution to modernize and digitize document experiences, growing our revenue with this business in the process.
Digital Experience
Digital Experience Opportunity
Digital transformation is a macro trend that affects every business, government and educational institution today - making every business a digital business. Consumers today buy experiences, not just products, and they demand compelling experiences in their digital interactions that are seamless across channels and devices. Enterprises and brands recognize that customers have more choices and lower switching costs than ever before. In this new hyper-connected digital environment, it is the customer experience that differentiates brands and ultimately determines customer loyalty. As a result, businesses must determine how to best attract, engage, acquire and retain customers in a digital world where the reach and quality of experiences directly impact success. Business customers are consumers too, and they increasingly have the same expectations, which are driving business-to-business (“B2B”) companies to deliver business-to-consumer (“B2C”) experiences with a “business-to-everyone” (“B2E”) strategy. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content across multiple channels in real time. To deliver these multi-channel experiences that are personalized to every customer, executives are increasingly demanding solutions that optimize their consumers’ experiences in real time and deliver the greatest return on marketing and IT spend so they can demonstrate the business impact of their programs using objective metrics.

For the past decade, Adobe Experience Cloud has helped businesses provide exceptional experiences to their customers via a comprehensive suite of solutions. We believe there is now a significant opportunity to address these challenges of customer experience management and help our customers transform their businesses into “Experience Businesses.” The world’s leading brands are increasingly steering their marketing, advertising and development budgets toward digital experiences. As enterprises make this move to digital, our opportunity is accelerating as brands seek vendors to help them navigate this transition. Enterprises have a mandate to deliver meaningful experiences to their consumers across digital channels and in areas such as sales, support and product interactions where consumers expect experiences to be consistent and personalized.
Our Adobe Experience Cloud business targets this large and growing opportunity to help companies deliver the most engaging customer experiences by providing an integrated, comprehensive set of solutions for customer experience management. Together, our applications, services and platforms provide real-time data and insights, deliver content and personalization, enable customer journey management and provide platforms for commerce and advertising management. Our solutions address analytics, targeting, advertising optimization, digital experience management, marketing automation and engagement, cross-channel campaign management, content management, creative asset management, audience management, digital commerce enablement, order management, predictive intelligence and monetization. Collectively, these comprehensive solutions enable marketers to measure, personalize and optimize digital experiences across all channels and touch points to drive stronger business performance throughout the customer journey.
We believe the market for Adobe Experience Cloud is large and rapidly growing as more businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
Digital Experience Strategy
Our goal is to be the leading provider of cloud-based solutions for delivering digital experiences and enabling digital transformation. The Adobe Experience Cloud applications, services and platform are designed to manage customer journeys, enable shoppable experiences and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage is strengthened by our ability to use the Adobe Experience Platform to connect our comprehensive set of solutions.
Adobe Experience Cloud delivers the following sets of solutions for our customers:

•
Data and insights. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Adobe Analytics provides an experience system of intelligence for real-time cross-channel data, insights and activations across every channel. Adobe Audience Manager, our data management platform, helps digital publishers build unique audience profiles to identify the most valuable segments and use them across any digital channel. Adobe Experience Platform ingests, processes and stitches data across sources, channels and customer interactions in real time to create unified customer profiles. Adobe’s Real-time Customer Data Platform service, built on Adobe Experience Platform, enables brands to bring together known and unknown customer data, to activate customer profiles across channels and leverage intelligent decision-making throughout the customer journey. Our Customer Journey Analytics service brings a powerful set of analytics tools to omnichannel data in Adobe Experience Platform, providing brands viewing data across channels an easy, interactive way to dig deeper and uncover new insights, while making analytics more accessible across their organization.

•
Content and commerce. We offer solutions to help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our leading digital experience management solution, Adobe Experience Manager, helps customers organize, create, manage and deliver creative assets and other content across digital marketing channels, including web, mobile, email, communities and video, enabling customers to improve their market and brand perception and provide a personalized experience to their consumers. Adobe Target is a personalization engine that lets our customers test, target and optimize content using machine learning across multiple apps and the web. Magento Commerce, which integrates with Adobe Experience Manager, enables our customers to create content and promotions for storefronts on every platform and provides a highly customizable and scalable end-to-end platform to manage, personalize and optimize the commerce experience across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences.

•
Customer journey management. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Adobe Campaign enables marketers to manage the B2C customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across multiple channels and determined by each consumer’s behaviors and preferences. Marketo Engage is a complete customer experience management solution optimized for B2B, cross-channel campaigns requiring lead management, account-based marketing and revenue attribution technology by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Our Journey Orchestration service, built on Adobe

Experience Platform, enables businesses to design, orchestrate and measure event-driven, customer-led journeys across the entire customer lifecycle at the individual level to intelligently anticipate every individual’s needs across their personal journey.

•
Advertising. Adobe Advertising Cloud delivers an end-to-end platform for managing advertising across traditional TV and digital formats, and simplifies the delivery of video, display and search advertising across channels and screens. Adobe Sensei enables machine learning and predictive intelligence and helps automate digital media buying to traditional TV advertising as well as ad creation. Adobe Advertising Cloud integrates with Adobe Creative Cloud products and combines capabilities from the Adobe Advertising Cloud Demand-Side Platform, Adobe Advertising Cloud Search, Adobe Advertising Cloud TV and Adobe Advertising Cloud Creative offerings.

We believe the AI and machine learning framework enabled by our strategy with Adobe Sensei enhances the delivery of digital experiences.  Adobe Experience Cloud offers domain-specific AI services powered by Adobe Sensei that work with Adobe Experience Platform to augment existing Experience Cloud product offerings. These AI services help provide domain-specific intelligence in areas such as attribution and automated insights, customer journey management, lead management, sentiment analysis, one-click personalization, enhanced anomaly detection and more. By building on existing features and these AI-powered services, we believe Adobe Sensei will increase the value we provide our customers and create a competitive differentiation in the market.
Adobe Experience Cloud also offers an open platform and ecosystem through its multi-cloud foundation, the Adobe Experience Platform, AI services powered by Adobe Sensei, and developer services through Adobe I/O. Adobe Experience Platform standardizes data into an easily sharable format consumable by Adobe Sensei and provides an open and extensible cloud infrastructure for Adobe Experience Cloud that allows data to flow freely within the Adobe Experience Platform and between Adobe Experience Cloud solutions and third-party software. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with consumers, and enables a broad industry ecosystem through our Open Data Initiative, an open alliance among Adobe, Microsoft, SAP and others.
To drive growth of Adobe Experience Cloud, we are focused on delivering the best customer experience management solutions for B2E, enterprise and mid-market through our applications, services and platform. We also intend to focus on customer engagement, growing within existing customer accounts, and product differentiation. We are expanding our customers to include Chief Information Officers and continuing to invest in Adobe Experience Platform integrations with Adobe Analytics and Adobe Audience Manager, as well as new services such as Customer Journey Analytics and our Real-time Customer Data Platform, to create a truly comprehensive customer data and insights offering. To give our customers increased flexibility and expand our reach, we are also delivering new functionality through additional services delivered on the Adobe Experience Platform such as Journey Orchestration. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and ISVs that help license and deploy our solutions to their customers. Strategic partnerships, such as the one we have formed with Microsoft, continue to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2020 and beyond.
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
We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices. In fiscal 2019, we maintained a relatively consistent annual revenue run-rate with the mature products we market and license in our Publishing business.

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
Digital Media
No single company has offerings that match the capabilities of our Adobe Creative Cloud products and services, but we face collective competition from a variety of point offerings, free products and downloadable apps. Our competition includes offerings from companies such as Apple, Autodesk, Avid, Corel, Microsoft, Affinity and others, as well as from many lower-end offerings. We believe our greatest advantage in this space is the performance and scope of our integrated solutions, which work together as part of Creative Cloud. With Creative Cloud, we compete favorably on the basis of features and functionality, ease of use, product reliability, value and performance characteristics.
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
We face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, social networking platforms such as Facebook (including Instagram), Snapchat, Twitter, TikTok and Pinterest, as well as portal sites such as Google and Bing are becoming a direct means to post, edit and share digital media, bypassing the step of using image editing and sharing software. Online storage and synchronization are becoming free and ubiquitous. Consumers will be encouraged to use the image and video editing software offered by those storage products, thus competing with our software.
In addition, the needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, smartphones and other new devices. Our imaging and video offerings, including Photoshop, Lightroom, After Effects, Premiere Pro and Premiere Rush, face competition from established and emerging companies offering similar products.
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
Applications and tools for experience and interface design and prototyping are still emerging and evolving as adoption of these tools by designers, design teams and larger organizations grows. Competitors to Adobe XD include Figma, Invision and Sketch. Partnerships and integrations between these companies and third parties create an increasingly competitive landscape in this space.
The universe of applications for 3D texturing and material authoring as well as other applications and tools in the areas of 3D, augmented reality and immersive design are still developing and advancing as adoption grows and new use cases emerge. Adobe’s Substance suite of applications and Adobe Aero face competition from both hardware and software players in these nascent fields and competitors include Autodesk, Foundry, Quixel and Unity.
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

The nature of traditional digital document creation, storage, collaboration and signing has been rapidly evolving as knowledge workers and consumers shift their behavior increasingly to non-desktop workflows. Competitors like Microsoft, Google, Box, Dropbox and DocuSign all offer competitive alternatives to our Adobe Document Cloud business for creating and managing PDFs and e-signatures. In addition, other PDF creation solutions can be found at a low cost or for free on the web or via mobile applications. To address these competitive threats, we are working to ensure our Document Cloud applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security, document workflow management, easeful software integrations, enablement of paper to digital transformations, and accessibility and usability on multiple devices, including mobile and desktop.
Digital Experience
The markets in which our Digital Experience business unit competes are growing rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from large companies such as Google, Oracle, salesforce.com, SAP, SAS, Shopify, Sitecore and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications. Of the competitors listed above, no single company has products identical in breadth and depth to our Adobe Experience Cloud offerings. Adobe Experience Cloud competes in a variety of areas, including: reporting and analytics; cross-channel marketing and optimization; online marketing; audience management; advertising and real-time bidding technology; marketing automation; customer data platforms; digital commerce enablement; order management; web experience management; customer experience management and others.
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
Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital experience technology to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital experience capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over 30 years. We also believe we have leadership in this space, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, digital experience management, marketing automation, cross-channel campaign management, digital commerce, audience management and customer intelligence in our Adobe Experience Cloud. Most importantly, we provide a vision for our Digital Experience customers as we engage with them across the important aspects of their business, extending from their use of Adobe Creative Cloud and Adobe Document Cloud to how they manage, deliver, measure and monetize their content, participate in digital commerce, and create highly personalized and engaging shoppable experiences with our Experience Cloud.
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
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription offering that enables creative professionals and enthusiasts alike to express themselves with apps and services for video, design, photography and the web that connect across devices, platforms and geographies. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily access their work, the ability to sync their files to virtually any device, collaboration capabilities with team members, and new products and exclusive updates as they are developed. Creative Cloud members can build a Creative Profile which persists wherever they are. A user’s Creative Profile moves with them via Creative Cloud services from app to app and device to device, giving them immediate access to their personal files, photos, brushes, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. All of the applications listed below and many more are available through subscriptions to Creative Cloud.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app. It is used by photographers, designers, animators, web professionals and video professionals, and is available to Adobe Creative Cloud subscribers on both desktop and iPad. Lightroom, our cloud-based photo service for editing, organizing, storing and sharing photos, is also available to Creative Cloud subscribers on desktop, tablet and mobile devices. Customers can also subscribe to Photoshop or Lightroom as individual cloud-enabled subscription products, or through our Photography Plan, which is a cloud-enabled offering targeted at photographers and photo hobbyists and includes Photoshop, Lightroom, integrated cloud services, and Lightroom Classic, a desktop-only version of the photo service app.
We also offer Photoshop Elements, which is targeted at consumers who desire the brand and power of Photoshop through an easy-to-use interface. For tablet and smartphone users, we offer several mobile apps including Photoshop Sketch, Photoshop Mix, Photoshop Express and Photoshop Fix – all of which enable sophisticated photo editing and content creation using a touch-based interface on tablet and mobile devices.
Adobe Illustrator
Adobe Illustrator is our industry-standard vector graphics app used worldwide by designers of all types who want to create digital graphics and illustrations from web icons and product packaging to book illustrations and billboards, and for all kinds of media: print, web, interactive, video and mobile. Illustrator is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product. Users can also utilize mobile apps such as Illustrator Draw to gain access to Illustrator capabilities on their tablets and mobile devices, and seamlessly sync their work across apps and devices through Adobe CreativeSync technology, including for use with Illustrator on their desktop. Illustrator will also be available on iPad starting in 2020.
Adobe Fresco
Adobe Fresco (formerly Project Gemini) is an illustration app designed for the latest stylus and touch devices that brings together the world’s largest collection of vector and raster brushes, plus revolutionary new Live Brushes, to deliver a completely natural painting and drawing experience for artists, illustrators, animators, sketchers and anyone who wants to discover - or rediscover - the joy of drawing and painting. Live Brushes, powered by Adobe Sensei, look, feel and act just like real watercolors that bloom and bleed in real time or oil that can be swirled and smudged on canvas. Tight integration with Adobe Creative Cloud enables customers to start their projects on tablet devices and move seamlessly to desktop, with all files, brushes, fonts and assets synced across devices through Adobe Creative Cloud. A free version of Adobe Fresco is available and a premium version is offered as part of Adobe Creative Cloud, as part of an Adobe Photoshop subscription plan, or as a standalone subscription for individuals, teams, education or enterprises. Adobe Fresco is available for iPad, Microsoft Surface computers and Wacom Mobile Studio devices.
Adobe InDesign
Adobe InDesign is the industry-leading design and layout app for print and digital media. Our customers use it to create, preflight and publish a broad range of content including newspapers and magazines for print, online and tablet app delivery. From stationery, fliers and posters to brochures, annual reports, magazines and books with professional layout and typesetting tools, customers can create multicolumn pages that feature stylish typography and rich graphics, images and tables. Tight integration with other Adobe offerings such as Photoshop, Illustrator and Acrobat enables customers to work productively in print and digital workflows. InDesign integrates seamlessly with Adobe InCopy, so customers can work on layouts simultaneously with writers and editors. Customers can also access Adobe digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices. InDesign is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use InDesign as an individual cloud-enabled subscription product.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates and 3D assets, for all their creative projects. Adobe Stock is built into Adobe Creative Cloud apps, including Photoshop , Illustrator and InDesign, enabling users to search, browse, and add images to their Creative Cloud Libraries, and obtain instant access to assets across desktop and mobile devices. Adobe Stock assets may be licensed directly within the Creative Cloud desktop apps, through stock.adobe.com or as a multi-asset subscription.
Adobe XD
Adobe XD is our all-in-one experience design (XD) solution used to build user experiences (UX) and user interfaces (UI) when designing websites, mobile apps and more; Adobe XD enables users to go from concept to prototype faster. Adobe XD brings design and prototyping together with fast, intuitive tools that deliver precision and performance using timesaving features like Responsive Resize, Repeat Grid, Auto-Animate and flexible artboards to create everything from low-fidelity wireframes to fully interactive prototypes for any size screen in minutes. Adobe XD also makes it easy to, with a single click, share and collaborate on designs and prototypes with teammates and allow multiple colleagues on multiple devices to simultaneously make changes to the same document in real time, with support for version control. Adobe XD offers prototyping capabilities that no other design tools offer by allowing designers to design, prototype and share digital experiences that extend beyond the screen, including keyboard and gamepad triggers for desktop and console-based experiences, and voice prototyping to create audio interactions for voice-based smart assistants and other similar platforms. Adobe XD also enables users to share and reuse assets with design systems that can scale as teams and organizations grow. Adobe XD is available to Adobe Creative Cloud subscribers, and individuals and teams can also subscribe to use it as an individual cloud-enabled subscription product. A free version is also available.
Adobe Premiere Pro and Adobe Premiere Rush
Adobe Premiere Pro is a leading nonlinear video editing tool used by filmmakers, TV editors, YouTubers and videographers. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Premiere Pro supports a vast majority of formats, and customers can use multiple graphics cards to accelerate, render and export times. Premiere Pro is the only nonlinear editor that lets users have multiple projects open while simultaneously collaborating on a single project with their team. Automated tools powered by Adobe Sensei like Auto-Reframe save time and workflows for color, graphics, audio and immersive 360/VR in Premiere Pro take customers from first edit to final credits faster than ever. Adobe Premiere Rush (formerly Project Rush) is an all-in-one, easy-to-use video editing app that simplifies video creation and sharing on platforms including YouTube, Instagram and TikTok, while delivering professional quality video results. Premiere Rush is uniquely positioned toward social media marketers, video bloggers and video enthusiasts who are looking for an all-in-one app to create and directly share online videos. Premiere Pro and Premiere Rush tightly integrate with other Adobe creative applications and are available to Adobe Creative Cloud subscribers, and customers can also subscribe to use Premiere Pro and Premiere Rush as individual cloud-enabled subscription products, or they can download the free Premiere Rush starter plan.
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects app used by a wide variety of animators, designers and compositors to create cinematic movie titles, remove objects from videos, apply countless effects and create animations. It offers superior control, a wealth of creative options and integration with other post-production applications. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator, Adobe XD and Adobe Audition. After Effects is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Adobe Dimension
Adobe Dimension is designed to make it easy for graphic designers to compose, adjust and render high-quality, photorealistic 3D images. Users can composite 2D and 3D assets to create product shots, craft photorealistic scenes and visualize branding, packaging and logo designs in 3D with photorealistic renderings. Dimension integrates well with other Adobe apps. Users can drag and drop background images from Photoshop, geometry from Substance Painter and 3D models from Adobe Stock - without leaving Dimension. Dimension is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Adobe Aero
Adobe Aero (formerly Project Aero) is our free iOS application for viewing, building and sharing immersive and interactive augmented reality experiences. Users can directly import 2D and 3D assets created in Adobe applications like Adobe Photoshop, Adobe Illustrator, Adobe Dimension and Substance by Adobe, as well as third-party applications like Cinema4D, and bring them to life with animations and interactive triggers. Adobe Aero automatically optimizes these assets for augmented reality and uses machine learning technology to mimic real-world lighting on objects without the need for complex models or time-consuming manual rendering. Adobe Aero is available for free on the iOS App Store.
Substance by Adobe
On January 23, 2019, Adobe acquired Allegorithmic, a privately held 3D editing and authoring software company for gaming and entertainment, and began integrating it into Adobe Creative Cloud as Substance by Adobe. Substance by Adobe is a suite of tools, comprised of Substance Painter, Substance Source, Substance Alchemist and Substance Designer, for 3D texturing and materials authoring that enables users to get all the details just right in their 3D creations. Substance Painter allows users to nondestructively paint 3D textures on models in real time with smart materials that adjust to any object to show realistic wear and tear. Substance Source is a 3D materials library from which users can import professional quality 3D textures into their projects and generate infinite texture variations. Substance Alchemist allows users to create collections of 3D textures and materials, mix and tweak existing materials and even create new materials from the real world using photographs and high-resolution scans. Substance Designer is the industry standard texture authoring tool for precisely creating custom materials with complete nondestructive authoring control. Substance integrates well with other Adobe apps like Dimension, as well as game engines like Epic Games’ Unreal Engine 4, Unity, Autodesk’s Maya and 3ds Max and more. Customers can also subscribe to use Substance as an individual subscription product.
Adobe Fonts
Adobe Fonts brings thousands of fonts from foundry partners into one library for quick browsing, easy use on the web or on the user’s desktop and endless typographic inspiration. Our full library of commercially-licensed fonts is offered through Adobe Creative Cloud. In addition, customers may subscribe to the standalone Adobe Fonts portfolio plan, or license individual fonts from the Adobe Fonts Marketplace.
Behance
Behance is the leading social community to showcase and discover creative work online. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.
Adobe Spark
Adobe Spark is our integrated web and mobile software for creating and sharing impactful visual stories. Designed for everyday communication, Adobe Spark empowers users to transform text, photos and videos into dynamic web stories, video stories or professional-looking graphics for social media that engage audiences across multiple channels and on any device. The Adobe Spark web app seamlessly syncs with the Spark Post, Spark Page and Spark Video iOS mobile apps (with Spark Post also available as an Android app), allowing users to create, edit and share their story from any location regardless of their design experience. Adobe Spark with premium features allows users to apply custom branding to anything they create; the premium product is offered as part of any Adobe Creative Cloud plan or as a standalone subscription for individuals, teams, education or enterprises. A free version is also available.
Acrobat and Adobe Document Cloud
Adobe Document Cloud is a cloud-based subscription offering that enables complete, reliable and automated digital document and signature workflows across desktop, mobile, web and third-party enterprise applications to drive business productivity for individuals, teams, small businesses and enterprises. With Document Cloud, users can create, review, approve, sign and track documents, and store them in Document Cloud for easy access and sharing, whether on a desktop or mobile device. Document Cloud includes Adobe Acrobat DC, Adobe Sign, Adobe Scan and other Document Cloud apps and services that work standalone or integrate with users’ existing productivity apps, processes and systems.
At the heart of Adobe Document Cloud is Adobe Acrobat DC, the industry standard for PDF creation and conversion. Acrobat enables users to create secure, reliable and compact Adobe PDF documents from authoring applications such as Microsoft

Office software, graphics applications and more. Acrobat enables automated collaborative workflows with a rich set of commenting tools and review tracking features and includes everything needed to create and distribute rich, secure electronic documents that can be viewed easily within leading web browsers or on computer desktops via the free Adobe Acrobat Reader.
Adobe Acrobat is available to both Adobe Creative Cloud and Adobe Document Cloud subscribers. Customers can also license Acrobat Pro DC or Acrobat Standard DC (which has a subset of Acrobat Pro DC features) as individual point products available through a cloud-enabled subscription. Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of Adobe PDF documents on a variety of desktop and mobile platforms, offers additional features for subscribers to Adobe Document Cloud or Adobe Acrobat DC that enables subscribers to create, edit, export, combine, share and collaborate on PDF documents on mobile devices. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in the Adobe Document Cloud, or other third-party cloud storage services, including Box, Dropbox, Google Drive and Microsoft OneDrive.
Adobe Scan can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others.
Our Adobe Sign cloud-based e-signature service allows users to securely electronically send and sign any document from any device. As well as being available on the web, Adobe Sign has a mobile app that allows users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Adobe Sign also integrates with users’ enterprise systems through a comprehensive set of applicable programming interfaces, and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign, to create forms and provide seamless experiences to customers across web and mobile sites. Adobe Sign is Microsoft’s preferred e-sign solution and is integrated into Microsoft Office 365, Microsoft Dynamics 365 and Microsoft SharePoint.
Digital Experience Offerings
Adobe Experience Cloud is a comprehensive collection of best-in-class solutions for advertising, analytics, marketing and commerce, all integrated on a cloud platform, along with service, support and an open ecosystem. Experience Cloud is comprised of the following sets of solutions for our customers: Data and Insights, Content and Commerce, Customer Journey Management and Advertising, which are each described below.
Data and Insights
Our Data and Insights solutions deliver real-time customer profiles and intelligence across the customer journey with a unified, purpose-built platform for customer experience management, a data management platform and cross-channel analytics. The following is a brief description of our solutions for Data and Insights.
Adobe Experience Platform
Adobe Experience Platform is the industry’s first purpose-built platform for customer experience management that helps users ingest, process and stitch together known and unknown customer data from every customer interaction across multiple channels in real time into unified customer profiles. Adobe Experience Platform standardizes data into an easily sharable format consumable by Adobe Sensei and provides an open and extensible cloud infrastructure which allows that data to flow freely within the Adobe Experience Platform and between Adobe applications and services and third-party software. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with consumers and enables a broad industry ecosystem through our Open Data Initiative, an open alliance among Adobe, Microsoft and SAP. Adobe Experience Platform also offers Query Service and Data Science Workspace, which enable users to gain deeper insights from stored datasets, and customer journey intelligence, which leverages predefined data-driven operational best practices, AI and business intelligence to enable and optimize real-time decisions, actions and business processes. Users are able to leverage Adobe Experience Platform to activate insights across all Adobe Experience Cloud applications.
Adobe Analytics
Adobe Analytics is our industry leading solution that helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. Adobe Analytics enables web, social, video, mobile, attribution and predictive analytics to continuously improve the performance of marketing activities and better direct our customers’ marketing spend. From attribution and predictive modeling to contribution analysis and propensity scoring, Adobe Analytics is immersed in machine learning and AI. With intuitive and interactive dashboards and reports, our customers can sift, sort and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Our Analysis Workspace provides a robust, flexible canvas for creating and curating reusable analysis projects that are customized to their needs. Adobe Analytics lets users capture, analyze and integrate data from virtually any source, both online and offline, from web, email and CRM to voice, IoT and connected car data.
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
Customer Journey Analytics
Our Customer Journey Analytics service, built on Adobe Experience Platform, brings a powerful set of analytics tools that stitch and analyze cross-channel data to deliver comprehensive customer journey insights that allow our customers to more easily deliver consistent experiences regardless of channel. This service provides brands viewing data across channels with an easy, interactive way to dig deeper and uncover new insights with omnichannel data analysis, while making analytics more accessible across their organization. The Customer Journey Analytics interface democratizes data analysis by allowing users to creatively and intelligently visualize their customer data and gather collections of insights for different audiences in real time by manipulating layers of data.
Real-Time Customer Data Platform
Our Real-time Customer Data Platform, built on Adobe Experience Platform, uses customer data to instantly personalize experiences. It does so by activating Adobe Experience Platform’s unified customer profiles across channels to leverage intelligent decision making throughout the customer journey and deliver hyper-personalized experiences across all known channels and devices. The Real-time Customer Data Platform utilizes an open and extensible architecture that allows integration with a variety of data sources and activation touchpoints and provides continuous data refreshes to keep customer profiles updated in real time.
Content and Commerce
Our Content and Commerce solutions help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. The following is a brief description of our solutions for Content and Commerce.
Adobe Experience Manager
Adobe Experience Manager is a leading digital experience management solution that uses AI tools to help customers organize, create and manage the delivery of creative assets and other content across digital marketing channels, including web, mobile, email, communities and video. It enables customers to manage content on premise or host it in the cloud, delivering agile and rapid deployment. With this ultimate control of content and campaigns, our customers can deliver real-time and personalized experiences to their consumers that help build customers’ brands, drive demand and extend reach. Adobe Experience Manager includes digital asset management, web content management, digital publishing and enterprise-level forms management. These tools enable customers to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Target
Adobe Target is a personalization engine that lets our customers test, target and optimize content using machine learning across multiple apps and the web. With Adobe Target, our customers have the tools they need to quickly discover what gets noticed and what increases conversion and engagement. It paves a path from simple testing to targeting to true segmentation and optimization through A/B and multivariate testing, AI-powered automation at scale, content targeting and automated decision making. Adobe Target capabilities also enable our customers to test and target adaptive or responsive mobile web experiences.
Magento Commerce
Magento Commerce offers digital commerce enablement and order orchestration for both physical and digital goods across a range of industries, including consumer packaged goods, retail, wholesale, manufacturing and the public sector. Magento Commerce brings together digital commerce, order management and predictive intelligence to enable shopping experiences that scale from mid-market to enterprise businesses. Based on an open-source ecosystem, Magento Commerce extends beyond the web shopping cart to every shoppable experience, including email, mobile, in-store and marketplaces. Magento Commerce also integrates with Adobe Experience Manager to enable the user-friendly creation and deployment of content and promotions for shopping experiences that integrate seamlessly across mobile, social or in-store.
Customer Journey Management
Our Customer Journey Management solutions enable our customers to manage and orchestrate individual cross-channel campaigns that encourage meaningful customer experiences; personalize content and deliver optimized experiences at scale that are meaningful to each of their customers; and plan, orchestrate and measure engagement with their prospects and customers at every stage of the customer journey, across B2E use cases. The following is a brief description of our solutions for Customer Journey Management.
Adobe Campaign
Adobe Campaign is optimized for B2C experiences involving high volume email and cross-channel campaign management. Adobe Campaign enables marketers to manage the customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across multiple channels and determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers through email, mobile, offline channels and more. Features also include targeted segmentation, multilingual email execution, real-time interaction, in-app messaging and operational reporting to easily see how well campaigns are performing.
Marketo Engage
Marketo Engage is a complete customer experience management solution optimized for B2B, cross-channel campaigns requiring lead management, account-based marketing and revenue attribution technology by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Marketo Engage simplifies how companies plan, orchestrate and measure engagement with prospects and customers at every stage of their experience and allows companies to better align marketing and sales at every touchpoint to engage high priority accounts. It offers a feature-rich and cloud-native platform with a set of solutions for delivering transformative customer experiences across industries and companies of all sizes.
Journey Orchestration
Our Journey Orchestration service, built on Adobe Experience Platform, enables businesses to design, orchestrate and measure event-driven, customer-led journeys across the entire customer lifecycle at the individual level to intelligently anticipate every individual’s needs across their personal journey. It allows businesses to trigger individual journeys, apply conditions in real time to qualify events and personalize journeys, as well as visually map individual journeys across all systems in an intuitive workflow-based interface. Journey Orchestration also allows businesses to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
Advertising
Adobe Advertising Cloud is an end-to-end, independent platform for managing advertising that unifies and automates all media, screens, data and creativity at scale. With Adobe Advertising Cloud and its use of Adobe Sensei AI and data integrations, customers can identify and amplify their high-value audiences for more personal and accurate targeting; seamlessly unite creative, data and media buying across all screens and formats; protect their brand by preventing their campaigns from mixing with content and properties that do not align with their image; scale bidding and optimization strategies; implement programmatic creative management using automated advertisement creation for both prospecting and retargeting customers; generate advertisements at scale using Adobe Creative Cloud apps; and use data insights that reveal customers’ interests and past behaviors to create relevant, targeted ads. Adobe Advertising Cloud includes Adobe Advertising Cloud Demand Side Platform, Adobe Advertising Cloud Search, Adobe Advertising Cloud TV and Adobe Advertising Cloud Creative offerings.
Adobe Advertising Cloud DSP is the first independent, omnichannel demand-side platform that brings cross-screen and cross-channel integrations for planning, buying, measurement and optimization and supports all forms of TV (linear, addressable and connected), video, display, native, audio, social and search campaigns. It builds identities, finds optimal mixes to reach audiences and manages tactics that span multiple sites simultaneously, effortlessly and nearly instantly. Adobe Advertising Cloud Search brings customers the most comprehensive search management through the automation of search, shopping and retargeting campaigns by offering model transparency and accuracy reports that give insight into actual performance rather than just forecasts for clicks, cost and revenue. With intuitive navigation and time-saving workflows, it delivers powerful, real-time integration with

Adobe Analytics, Adobe Audience Manager and Adobe Campaign and connects users’ data, audience segments and other marketing channels to get a bird’s-eye view of their performance. Adobe Advertising Cloud TV uses data and automation to help customers make smarter TV buying decisions, deliver precision against their audiences and increase the impact of their TV advertising with access to over 30,000 audience data attributes. As part of the Adobe Advertising Cloud DSP, Adobe Advertising Cloud Creative uniquely brings together designers and marketing professionals in a self-serve, intuitive interface with direct integration with Adobe Creative Cloud apps that enhances collaboration between customers’ ad production and media teams and enables users to automatically create thousands of ads at scale.
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
Our local field offices include locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, Moldova, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.
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
For fiscal 2019, 2018 and 2017, there were no customers that represented at least 10% of net revenue. As of fiscal year end 2019 and 2018, no single customer was responsible for over 10% of our trade receivables.
Services and Support
We provide expert consulting, customer success management, technical support and learning services across all our customer segments, including enterprises, small and medium businesses, creative professionals and consumers. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help customers and partners maximize the return on their investments in our cloud solutions and licensed products. Our service and support revenue consists primarily of consulting fees, software maintenance, technical support fees and training fees.
Consulting Services
We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries and customer segments. Increasingly, our customers seek to integrate across Adobe’s products and cloud solutions, and engage our professional services teams to share their expertise in leading customers’ digital strategies, multi-solution integrations and in running customer platforms. Using our methodology, our professional services teams are able to accelerate customers’ time to value, and maximize the return customers earn on their investment in Adobe solutions.
A key component of Adobe’s strategy is developing a large partner ecosystem to expand the reach and breadth of Adobe solutions in the global marketplace. In order to assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services described in the program provides system integrators, agencies and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly from the combination of Adobe technology and the deep customer context that our global partners represent.

Customer Success Account Management
Adobe Customer Solutions provides Customer Success Managers, who work with enterprise and commercial customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption, and align product capabilities to customers’ business objectives to maximize the return on their investment in Adobe’s offerings. We engage customers to share innovative best practices, relevant industry and vertical knowledge, and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with customer-focused outcomes.
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
We provide product support through a global support organization that includes several regional and global support centers, supplemented with outsourced vendors for specific services. Customers can seek help through multiple channels including phone, chat, web, social media and email, allowing quick and easy access to the information they need. These teams are responsible for providing timely, high-quality technical expertise on all our products.
Certain consumers are eligible to receive Getting Started support, to assist with easy adoption of their products. Support for some products and in some countries may vary. For enterprise customers with greater support needs, we offer personalized service options through Premium Services options, delivered by global support centers and technical account managers who can also provide proactive risk mitigation services and on-site support services for those with business-critical deployments.
Lastly, we also offer delivery assurance, technical support and enablement services to partners and developer organizations. Through the Adobe Partner Connection Reseller Program, we provide developers with high-quality tools, software development kits, information and services.
Digital Learning Services
Adobe Customer Solutions offers a comprehensive portfolio of learning and enablement services to assist our customer and partner teams in the use of our products, including those within Digital Experience, Digital Media and other legacy products and solutions. Our training portfolio includes a large number of free online self-service learning options on www.training.adobe.com. Adobe Digital Learning Services also has an extensive portfolio of fee-based learning programs including a wide range of traditional classroom, virtual and on-demand training and certifications delivered by our team of training professionals and partners across the globe.
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
Our enterprise customers license our hosted offerings as SaaS or Managed Services, and consumers primarily use our desktop software and mobile apps. We license our desktop software to users under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure and transfer. Similarly, cloud products and services are provided to users under ‘click through’ or signed agreements containing restrictions on access and use.
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
EMPLOYEES
As of November 29, 2019, we employed 22,634 people. We have not experienced work stoppages and believe our employee relations are good.
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
EXECUTIVE OFFICERS
Adobe’s executive officers as of January 21, 2020 are as follows:

Name	Age	Positions
Shantanu Narayen	56
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

Name	Age	Positions
John Murphy	51
Executive Vice President and Chief Financial Officer

Mr. Murphy currently serves as our Executive Vice President and Chief Financial Officer. He joined Adobe in March 2017 and served as our Senior Vice President, Chief Accounting Officer and Corporate Controller until April 2018. Prior to joining Adobe, Mr. Murphy served as Senior Vice President, Chief Accounting Officer and Corporate Controller of Qualcomm Incorporated from September 2014 to March 2017. He previously served as Senior Vice President, Controller and Chief Accounting Officer of DIRECTV Inc. from November 2007 until August 2014, and Vice President and General Auditor of DIRECTV from October 2004 to November 2007. Prior to joining DIRECTV he worked at several global companies, including Experian, Nestle, and Atlantic Richfield (ARCO), in a variety of finance and accounting roles. He served as Director of DirecTV Holdings LLC from November 2007 until August 2014. Mr. Murphy serves on the Corporate Advisory Board of the Marshall School of Business at the University of Southern California. He holds an MBA from the Marshall School of Business at the University of Southern California, a B.S. in Accounting from Fordham University.

Scott Belsky	39
Chief Product Officer and Executive Vice President, Creative Cloud

Mr. Belsky joined Adobe in December 2017 as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He is an early advisor and investor to Pinterest, Uber and Warby Parker among other early-stage companies, and co-founded and serves on the board of Prefer, a referrals platform that empowers the careers of independent professionals. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and as President of the Smithsonian Cooper-Hewitt National Design Museum board of trustees.

Anil Chakravarthy	52
Executive Vice President and General Manager, Digital Experience

Mr. Chakravarthy joined Adobe in January 2020 as Executive Vice President and General Manager, Digital Experience. Prior to joining Adobe, he served as Informatica’s Chief Executive Officer from August 2015 to January 2020 and Executive Vice President and Chief Product Officer from September 2013 to August 2015. Prior to joining Informatica, for over nine years, Mr. Chakravarthy held multiple leadership roles at Symantec Corporation, most recently serving as its Executive Vice President, Information Security from February 2013 to September 2013. Prior to Symantec, he was a Director of Product Management for enterprise security services at VeriSign. Mr. Chakravarthy began his career as an engagement manager at McKinsey & Company. Mr. Chakravarthy holds a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India and Master of Science and Ph.D. degrees from the Massachusetts Institute of Technology.

Gloria Chen	55
Executive Vice President, Strategy and Growth

Ms. Chen joined Adobe in 1997 and currently serves as Executive Vice President, Strategy and Growth. In her more than 20 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth and in November 2019, she was elevated to Executive Vice President, Strategy and Growth. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company. Ms. Chen holds a BS in electrical engineering from the University of Washington, an MS in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Bryan Lamkin	59
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

Name	Age	Positions
Ann Lewnes	58
Executive Vice President and Chief Marketing Officer

Ms. Lewnes joined Adobe in November 2006 and currently serves as Executive Vice President and Chief Marketing Officer. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel and the Adobe Foundation.

Donna Morris	52
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

Abhay Parasnis	45
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

Dana Rao	50
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

Matthew Thompson	61
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

Mark Garfield	49
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
The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upsell and cross-sell rates, as well as our ability to attract new customers. Our future success will depend on our continued ability to enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. Furthermore, some of our competitors and potential competitors enjoy competitive advantages such as greater financial, technical, sales, marketing and other resources, broader brand awareness and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, causing a loss of our market share. In addition, consolidation has occurred among some of our competitors. Further consolidations in these markets may subject us to increased competitive pressures and may harm our results of operations.
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
The introduction of certain technologies may reduce the effectiveness of our products. For example, some of our products rely on third-party cookies, which are placed on individual browsers when consumers visit websites that contain advertisements. We use these cookies to help our customers more effectively advertise, gauge the performance of their advertisements and detect and prevent fraudulent activity. Consumers can block or delete cookies through their browsers or “ad-blocking” software or applications. The most common Internet browsers allow consumers to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. Increased use of methods, software or applications that block cookies could harm our business.

Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity, or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
We process and store significant amounts of employee and customer data, a large volume of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through physical break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of employee or customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to employee or customer data. Additionally, failure by Adobe or our customers to remove the accounts of their own employees, or the granting of accounts in an uncontrolled manner, may allow for access by former or unauthorized individuals. If there were an inadvertent disclosure of customer data, or unauthorized access to the data we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized loss or disclosure of the information we collect, process, or store or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, process, use, transmit and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity, or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with regulatory notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses, worms, or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation or regulatory investigation, and costly and time-intensive notification requirements.
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
As a global company, Adobe is subject to global data privacy and security laws, regulations and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the European Union and other countries that have similar trans-border data flow requirements. These requirements may result in an increase in the obligations required to provide our services in the European Union or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g., where personal data must remain in the country). If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.
Security vulnerabilities in our products and systems, or in our supply chain, could lead to reduced revenue or to liability claims.
Maintaining the security of our products and services is a critical issue for us and our customers. Security threats to our information systems, end points and networks have the potential to impact our customers as well. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate our end points, information systems and network security measures. And, as we have previously disclosed, certain unauthorized parties have in the past managed to gain access to and misuse some of our systems and software in order to access our end users’ authentication, payment and personal information. In addition, cyber-attackers also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, services, information systems or networks. Hardware, software and operating system applications that we develop or procure from third parties may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, mitigate, or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems, including notifying affected parties, may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.

These problems affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in some of our applications and services and those of our third-party service providers. These vulnerabilities could cause such applications and services to crash and could allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, reviewing our service providers’ security controls, reviewing and auditing our hosted services against independent security control frameworks (such as ISO 27001, SOC 2 and PCI), and improving our incident response time, but these security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we, our supply chain, or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time-intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
Some of our enterprise offerings have extended and complex sales cycles, which can make our sales cycles unpredictable.
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud and Adobe Experience Platform solutions and Enterprise Term License Agreements (“ETLAs”) in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to several factors, including:

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
Our Adobe Experience Cloud, Creative Cloud and Document Cloud offerings typically involve subscription-based offerings pursuant to product and service agreements. Revenue from our subscription customers is generally recognized ratably over the term of their agreements, which typically range from 1 to 36 months. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and customers may not renew their subscriptions at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the terms. Our varied customer base combined with the flexibility we offer in the length of our subscription-based agreements complicates our ability to precisely forecast renewal rates. Therefore, we cannot provide assurance that we will be able to accurately predict future customer renewal rates.
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
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations and controls;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad and the United Kingdom’s vote to exit the European Union (Brexit);

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	costs and delays associated with developing products in multiple languages;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.
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
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and affect our derivative counterparties. Any of these events would likely harm our business, financial condition and results of operations.
Political instability or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations.
Subscription offerings could create risks related to the timing of revenue recognition.
We generally recognize revenue from subscription offerings ratably over the terms of their subscription agreements, which typically range from 1 to 36 months. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Any reduction in new or renewed subscriptions in a quarter may not be reflected in our revenue results until a later quarter. Declines in new or renewed subscriptions may decrease our revenue in future quarters. Lower sales, reduced demand for our products and services, and increases in our attrition rate may not be fully reflected in our results of operations until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term.
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
Such changes in accounting principles may have an adverse effect on our business, financial position and income, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The Tax Cuts and Jobs Act, enacted into law on December 22, 2017, changed existing U.S. tax law applicable to us and included certain international provisions effective for us starting in fiscal 2019. The applicability and impact of these new tax provisions, and of other international tax law changes effective for fiscal 2020 and beyond, will likely require us to respond by making change(s) to our international trading structure. The net impact of such change(s) is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items including, but not limited to, the effects of tax credits, stock-based compensation and settlements of tax examinations, and to tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in our repatriation policy, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.
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
If our products or platforms are used to create or disseminate objectionable content, particularly misleading content intended to manipulate public opinion, our brand reputation may be damaged, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. Maintaining and enhancing the brands within Adobe increases our ability to enter new categories and launch new and innovative products that better serve the needs of our customers. We also believe that maintaining and enhancing our brands is critical to expanding our base of customers. Our brands may be negatively affected by the use of our products or services to create or disseminate newsworthy content that is deemed to be misleading, deceptive, or intended to manipulate public opinion (e.g. “DeepFakes”), by the use of our products or services for illicit, objectionable, or illegal ends, or by our failure to respond appropriately and expeditiously to such uses of our products and services. Such uses of our products and services may also cause us to face claims related to defamation, rights of publicity and privacy, illegal content, misinformation and personal injury torts. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to appropriately respond to objectionable content created using our products or services or shared on our platforms, our users may lose confidence in our brands and our business and financial results may be adversely affected.
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
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of our patents, trademarks, trade secrets, copyrights and other intellectual property rights could result in lost revenues and ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. We apply for patents in the U.S. and internationally to protect our newly created technology and if we are unable to obtain patent protection for the technology described in our pending patent, or if the patent is not obtained timely, this could result in revenue loss, adverse effects on operations and harm to our business. We offer our products and services in foreign countries and we may seek intellectual property protection from those foreign legal systems. Some of those foreign countries may not have as robust or comprehensive of intellectual property protection laws and schemes as those offered in the U.S. In some foreign countries, the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business.
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
In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. A number of factors may affect the market price for our common stock, such as:

•	shortfalls in, or changes in expectations about, our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our Digital Experience offerings, or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements, service introductions, strategic alliances or significant agreements by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	recruitment or departure of key personnel;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry;

•	general socio-economic, political or market conditions; and

•	unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.
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
Much of our future success depends on the continued service, availability and performance of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.
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
We contract with a number of software distributors and other strategic partners, none of which are individually responsible for a material amount of our total net revenue for any recent period. Nonetheless, if any single agreement with one of our distributors were terminated, any prolonged delay in securing a replacement distributor could have a negative impact on our results of operations.
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
 While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work and to stay connected. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board environmental metrics.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of November 29, 2019 consisted of asset-backed securities, corporate debt securities, money market mutual funds, municipal securities, time deposits and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 29, 2019, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The following table sets forth the location, approximate square footage and use of our material properties during fiscal 2019:

Location	Owned / Leased	Approximate Square Footage		Use
Americas:
San Jose, California	Owned & leased	1,081,000	(1)	Research, product development, sales, marketing and administration
San Francisco, California	Owned & leased	657,000	(2)	Research, product development, sales, marketing and administration
APAC:
Bangalore, India	Owned & leased	422,000	(3)	Research, product development, sales and administration
Noida, India	Owned & leased	554,000	(4)	Research, product development, sales and administration
EMEA:
Greater London Area, United Kingdom	Leased	92,000		Product development, sales, marketing and administration
_________________________________________

(1)	We own approximately 989,000 square feet of our San Jose properties where our headquarters is located.

(2)	We own approximately 346,000 square feet of our San Francisco properties

(3)	We own approximately 250,000 square feet of our Bangalore properties.

(4)	We own our Noida properties except for a land lease for one of our buildings. The term for the land lease is until 2091.
We lease or sublease the properties we occupy under operating leases. Such leases expire at various times through 2031, with the exception of our ground lease in Noida.
In general, all facilities are in good condition, suitable for the conduct of our business and are operating at an average capacity of approximately 95%.

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
Stockholders
According to the records of our transfer agent, there were 993 holders of record of our common stock on January 10, 2020. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 29, 2019. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$6,100,054
August 31 — September 27, 2019
Shares repurchased	885	$282.43	885	$(250,054)
September 28 — October 25, 2019
Shares repurchased	927	$274.12	927	$(254,032)	(2)
October 26 — November 29, 2019
Shares repurchased	954	$279.52	954	$(266,779)	(2)
Total	2,766		2,766	$5,329,189
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In September 2019, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $750 million. As of November 29, 2019, approximately $229.2 million of the prepayment remained under this agreement.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our Consolidated Financial Statements. As our historical operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except per share amounts and employee data)	Fiscal Years
	2019(1)	2018	2017	2016(3)	2015
Operations:
Revenue:	$11,171,297	$9,030,008	$7,301,505	$5,854,430	$4,795,511
Gross profit	$9,498,577	$7,835,009	$6,291,014	$5,034,522	$4,051,194
Income before income taxes	$3,204,741	$2,793,876	$2,137,641	$1,435,138	$873,781
Net income	$2,951,458	$2,590,774	$1,693,954	$1,168,782	$629,551
Net income per share:
Basic	$6.07	$5.28	$3.43	$2.35	$1.26
Diluted	$6.00	$5.20	$3.38	$2.32	$1.24
Shares used to compute basic net income per share	486,291	490,564	493,632	498,345	498,764
Shares used to compute diluted net income per share	491,572	497,843	501,123	504,299	507,164
Financial position:
Cash, cash equivalents and short-term investments	$4,176,976	$3,228,962	$5,819,774	$4,761,300	$3,988,084
Working capital(2)	$(1,696,013)	$555,913	$3,720,356	$3,028,139	$2,608,336
Total assets	$20,762,400	$18,768,682	$14,535,556	$12,697,246	$11,714,500
Debt, current	$3,149,343	$—	$—	$—	$—
Debt, non-current	$988,924	$4,124,800	$1,881,421	$1,892,200	$1,895,259
Stockholders’ equity	$10,530,155	$9,362,114	$8,459,869	$7,424,835	$7,001,580
Additional data:
Worldwide employees	22,634	21,357	17,973	15,706	13,893
_________________________________________

(1)
On December 1, 2018, the beginning of our fiscal year 2019, we adopted the requirements of the Financial Accounting Standards Board’s Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, Topic 606, utilizing the modified retrospective method of transition. Prior period information has not been restated and continues to be reported under the accounting standard in effect for those periods.

(2)
As of November 29, 2019, working capital was in a deficit primarily due to the reclassification of our $2.25 billion term loan due April 30, 2020 and $900 million 4.75% senior notes due February 1, 2020 to current liabilities. We intend to refinance our Term Loan and 2020 Notes on or before the due dates.

(3)
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2016 was a 53-week fiscal year compared with the other periods presented which were 52-week fiscal years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2018 as compared to fiscal 2017 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, filed with the SEC on January 25,2019.
ACQUISITIONS
During fiscal 2019, we acquired the remaining interest in Allegorithmic SAS (“Allegorithmic”), a privately held 3D editing and authoring software company for gaming and entertainment, for approximately $106.2 million in cash consideration, and integrated it into our Digital Media reportable segment.
During fiscal 2018, we completed our acquisitions of Marketo, a privately held marketing cloud platform company, for $4.73 billion and Magento, a privately held commerce platform company, for $1.64 billion, and integrated them into our Digital Experience reportable segment.
During fiscal 2017, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, for $560.8 million, and integrated it into our Digital Experience reportable segment.
We also completed other immaterial business acquisitions during the fiscal years presented.
See Note 3 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions, including pro forma financial information related to the Marketo acquisition. Pro forma information has not been presented for our other acquisitions during the fiscal years presented as the impact to our Consolidated Financial Statements was not material.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations and income taxes have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
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

Business Combinations
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

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

RESULTS OF OPERATIONS
Overview of 2019
For fiscal 2019, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience, while continuing to market and license a broad portfolio of products and solutions.
On December 1, 2018, the beginning of our fiscal year 2019, we adopted the requirements of the new revenue standard utilizing the modified retrospective method of transition, and began to report our financial results under the new revenue standard. The impact of the adoption was not significant to our results of operations.
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich and immersive content. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ machines, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by acquiring new users as a result of low cost of entry and delivery of additional features and value to Creative Cloud, as well as keeping existing customers current on our latest release. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue, unbilled backlog and remaining performance obligation as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR

Creative ARR exiting fiscal 2019 was $7.31 billion, up from $5.92 billion at the end of fiscal 2018. Document Cloud ARR exiting fiscal 2019 was $1.09 billion, up from $791 million at the end of fiscal 2018. Total Digital Media ARR grew to $8.40 billion at the end of fiscal 2019, up from $6.71 billion at the end of fiscal 2018. Revaluing our ending ARR for fiscal 2019 using currency rates at the beginning of fiscal 2019, our Digital Media ARR at the end of fiscal 2019 would be $8.33 billion or approximately $66 million lower than the ARR reported above.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2019 was $6.48 billion, up from $5.34 billion in fiscal 2018 and representing 21% year-over-year growth. Document Cloud revenue in fiscal 2019 was $1.22 billion, up from $981.8 million in fiscal 2018 and representing 25% year-over-year revenue growth. Total Digital Media segment revenue grew to $7.71 billion in fiscal 2019, up from $6.33 billion in fiscal 2018 and representing 22% year-over-year growth.
We are a market leader in the fast-growing category addressed by our Digital Experience segment. Our Digital Experience business provides comprehensive solutions that include analytics, targeting, media optimization, digital experience management, cross-channel campaign management, marketing automation, audience management, commerce, premium video delivery and monetization. These comprehensive solutions enable marketers to measure, personalize and optimize marketing campaigns and digital experiences across channels for optimal marketing performance.
During fiscal 2019, our hierarchy of solutions in the Digital Experience segment consisted of the following cloud offerings:

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

•
Adobe Commerce Cloud—provides digital commerce, order management and predictive intelligence based on a unified commerce platform enabling shopping experiences across a wide array of industries; includes Magento Commerce.

In addition to chief marketing officers, chief revenue officers and digital marketers, users of our Digital Experience solutions include advertisers, campaign managers, publishers, data analysts, content managers, social marketers, marketing executives and information management and technology executives. These customers often are involved in workflows that utilize other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
We utilize a direct sales force to market and license our Digital Experience solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments.
We achieved record Digital Experience revenue of $3.21 billion in fiscal 2019, up from $2.44 billion in fiscal 2018 which represents 31% year-over-year growth. Driving this increase was the increase in subscription revenue across our offerings which grew to $2.67 billion in fiscal 2019 from $1.95 billion in fiscal 2018, representing 37% year-over-year growth. Largely contributing to the increase in Digital Experience subscription revenue was revenue associated with Marketo Engage. To a lesser extent, subscription revenue associated with Magento Commerce and Adobe Experience Manager also contributed to the overall increase. We expect that continued demand across our portfolio of Adobe Experience Cloud solutions, including new offerings and enhancements to existing solutions, will drive revenue growth in future years.

Our financial results for fiscal 2019 are presented in accordance with the new revenue standard that was adopted under the modified retrospective method at the beginning of fiscal 2019. Prior period results have not been restated which limits the comparability of our results of operations for fiscal 2019 when compared to the year-ago period. See Note 2 of our Notes to Consolidated Financial Statements for information regarding adoption of the new revenue standard.
Financial Performance Summary for Fiscal 2019

•
Total Digital Media ARR of approximately $8.40 billion as of November 29, 2019 increased by $1.69 billion, or 25%, from $6.71 billion as of November 30, 2018. The change in our Digital Media ARR was primarily due to stronger new user adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue of $6.48 billion increased by $1.14 billion, or 21%, during fiscal 2019, from $5.34 billion in fiscal 2018. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Digital Experience revenue of $3.21 billion increased by $762.4 million, or 31%, during fiscal 2019, from $2.44 billion in fiscal 2018. The increase was primarily due to the increase in subscription revenue driven by the addition of Marketo and Magento, which we acquired in the later part of fiscal 2018.

•
Our total deferred revenue of $3.50 billion as of November 29, 2019 increased by $447.1 million, or 15%, from $3.05 billion as of November 30, 2018. The increase was primarily due to increases in new contracts and the timing of renewals for offerings with cloud-enabled services and hosted services.

•
Cost of revenue of $1.67 billion increased by $477.7 million, or 40%, during fiscal 2019, from $1.19 billion in fiscal 2018. The increase was primarily due to increases in amortization of intangibles from our acquisition of Magento and Marketo in the later part of fiscal 2018. To a lesser extent, increases in hosting services and data center costs also contributed to the overall increase in cost of revenue.

•
Operating expenses of $6.23 billion increased by $1.24 billion, or 25%, during fiscal 2019, from $4.99 billion in fiscal 2018. The increase was primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, including additions from the acquisitions of Magento and Marketo in the later part of fiscal 2018. To a lesser extent, increases in marketing spend also contributed to the overall increase in operating expenses.

•
Net income of $2.95 billion increased by $360.7 million, or 14%, during fiscal 2019 from $2.59 billion in fiscal 2018 primarily due to increases in revenue and offset in part by the increases in operating expenses and cost of revenue.

•
Net cash flow from operations of $4.42 billion during fiscal 2019 increased by $392.5 million, or 10%, from $4.03 billion during fiscal 2018 primarily due to higher net income adjusted for the net effect of non-cash items. This increase was offset in part by comparatively lower increases in income taxes payable and higher increases in prepaid expenses and other assets.

Revenue

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Subscription	$9,994.5	$7,922.2	$6,133.9	26%
Percentage of total revenue	89%	88%	84%
Product	647.8	622.1	706.7	4%
Percentage of total revenue	6%	7%	10%
Services and support	529.0	485.7	460.9	9%
Percentage of total revenue	5%	5%	6%
Total revenue	$11,171.3	$9,030.0	$7,301.5	24%
Subscription Revenue by Segment
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings including Creative Cloud and certain of our Digital Experience and Document Cloud services. We recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of service.

We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for fiscal 2019, 2018 and 2017 is as follows:

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Digital Media	$7,208.3	$5,857.7	$4,480.8	23%
Digital Experience	2,670.7	1,949.3	1,552.5	37%
Publishing	115.5	115.2	100.6	*
Total subscription revenue	$9,994.5	$7,922.2	$6,133.9	26%
_________________________________________
(*)    Percentage is less than 1%.
Our product revenue is primarily comprised of revenue from distinct on-premise software licenses recognized at a point in time and certain of our OEM and royalty agreements. Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise offerings and the sale of our hosted Digital Experience services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement.
Segments
In fiscal 2019, we categorized our products into the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, teams and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include content creators, experience designers, app developers, enthusiasts, students, social media users and creative professionals, as well as marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents and creative content.

•
Digital Experience—Our Digital Experience segment provides products, services and solutions for creating, managing, executing, measuring, monetizing and optimizing customer experiences from advertising to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives, and sales and support executives.

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms.

Segment Information

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Digital Media	$7,707.0	$6,325.3	$5,010.6	22%
Percentage of total revenue	69%	70%	69%
Digital Experience	3,206.2	2,443.7	2,030.3	31%
Percentage of total revenue	29%	27%	28%
Publishing	258.1	261.0	260.6	(1)%
Percentage of total revenue	2%	3%	3%
Total revenue	$11,171.3	$9,030.0	$7,301.5	24%
Digital Media
Revenue from Digital Media increased $1.38 billion during fiscal 2019 as compared to fiscal 2018, driven by increases in revenue associated with our Creative and Document Cloud offerings. Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during fiscal 2019. The increase was primarily due to an increase in subscription revenue across all of our Creative Cloud offerings driven by increases in net new subscriptions. Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2019 as compared to fiscal 2018 primarily due to increases in subscription revenue driven by strong adoption of our Document Cloud.

Digital Experience
Revenue from Digital Experience increased $762.5 million during fiscal 2019, as compared to fiscal 2018 primarily due to subscription revenue growth across our Experience Cloud offerings. Largely contributing to the subscription revenue increases were revenue associated with Marketo Engage, which we acquired in the fourth quarter of fiscal 2018, and revenue associated with our Magento Commerce offerings. Also contributing to the subscription revenue growth were increases in our AEM and Campaign offerings.
Geographical Information

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Americas	$6,505.9	$5,116.8	$4,216.5	27%
Percentage of total revenue	58%	57%	58%
EMEA	2,975.2	2,550.0	1,985.1	17%
Percentage of total revenue	27%	28%	27%
APAC	1,690.2	1,363.2	1,099.9	24%
Percentage of total revenue	15%	15%	15%
Total revenue	$11,171.3	$9,030.0	$7,301.5	24%
Overall revenue during fiscal 2019 increased in all geographic regions as compared to fiscal 2018 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2019 and fiscal 2018 were impacts associated with foreign currency as shown below. Our cash flow hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	2019	2018
Revenue impact:	Increase/(Decrease)
Euro	$(73.2)	$96.3
Australian Dollar	(27.2)	(0.7)
British Pound	(27.0)	21.6
Japanese Yen	2.3	2.8
Other currencies	(12.9)	2.6
Total revenue impact	(138.0)	122.6
Hedging impact:
Euro	30.3	29.1
British Pound	8.2	11.3
Japanese Yen	1.4	8.2
Total hedging impact	39.9	48.6
Total impact	$(98.1)	$171.2
During fiscal 2019, the U.S. Dollar strengthened against EMEA and other currencies, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies cash flow hedging programs during fiscal 2019.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Backlog
Adoption of the new revenue standard resulted in changes to our measurement of unbilled backlog starting in fiscal 2019 such that orders with a right of termination and unbilled amounts recognized as revenue under the new revenue standard are not included in our unbilled backlog, consistent with our measurement of remaining performance obligations. Our unbilled backlog represents expected future billings not yet recognized in revenue that are contractually committed under our existing subscription agreements. As of November 29, 2019, we had unbilled backlog of $6.38 billion, which excludes amounts cancellable without substantive penalty. Approximately $2.61 billion of our unbilled backlog is not reasonably expected to be recognized during fiscal

2020. As of November 30, 2018, we had unbilled backlog of approximately $5.05 billion, which was measured under the accounting standard in effect for that period.
We expect that the amount of unbilled backlog will change from period to period due to certain factors, including the timing and duration of large customer subscription agreements, varying billing cycles of these agreements, timing of customer renewals, timing of revenue recognition, changes in customer financial circumstances and foreign currency fluctuations. Our presentation of unbilled backlog may differ from that of other companies in the industry.
Cost of Revenue

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Subscription	$1,222.5	$807.2	$623.0	51%
Percentage of total revenue	11%	9%	9%
Product	39.6	46.0	57.1	(14)%
Percentage of total revenue	*	1%	1%
Services and support	410.6	341.8	330.4	20%
Percentage of total revenue	4%	4%	5%
Total cost of revenue	$1,672.7	$1,195.0	$1,010.5	40%
_________________________________________

(*)	Percentage is less than 1%
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
Cost of subscription revenue increased due to the following:

Components of % Change 2019-2018
Amortization of intangibles	17%
Hosting services and data center costs	12
Media rebill costs	7
Royalty costs	4
Incentive compensation, cash and stock-based	4
Base compensation and related benefits associated with headcount	3
Various individually insignificant items	4
Total change	51%
Amortization of intangibles increased during fiscal 2019 as compared to fiscal 2018 primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in fiscal 2018.
Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization of intangibles and the costs associated with the manufacturing of our products.
Cost of product revenue decreased during fiscal 2019 as compared to fiscal 2018 primarily due to decreases in localization costs.

Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased due to the following:

Components of % Change 2019-2018
Incentive compensation, cash and stock-based	10%
Base compensation and related benefits associated with headcount	7
Various individually insignificant items	3
Total change	20%
Operating Expenses

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Research and development	$1,930.2	$1,537.8	$1,224.1	26%
Percentage of total revenue	17%	17%	17%
Sales and marketing	3,244.4	2,620.8	2,197.6	24%
Percentage of total revenue	29%	29%	30%
General and administrative	880.6	744.9	624.7	18%
Percentage of total revenue	8%	8%	9%
Amortization of intangibles	175.3	91.1	76.5	92%
Percentage of total revenue	2%	1%	1%
Total operating expenses	$6,230.5	$4,994.6	$4,122.9	25%
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

Components of % Change 2019-2018
Incentive compensation, cash and stock-based	11%
Base compensation and related benefits associated with headcount	8
Professional and consulting fees	4
Various individually insignificant items	3
Total change	26%
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
Sales and Marketing
Sales and marketing expenses consist primarily of salary and benefit expenses, amortization of contract acquisitions costs including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

Sales and marketing expenses increased due to the following:

Components of % Change 2019-2018
Marketing spending related to campaigns, events and overall marketing efforts	8%
Base compensation and related benefits associated with headcount	7
Incentive compensation, cash and stock-based	3
Professional and consulting fees	2
Amortization of contract acquisition costs, including sales commissions	2
Various individually insignificant items	2
Total change	24%
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
General and administrative expenses increased due to the following:

Components of % Change 2019-2018
Professional and consulting fees	4%
Facilities and telecom	4
Incentive compensation, cash and stock-based	4
Base compensation and related benefits associated with headcount	3
Software licenses	2
Various individually insignificant items	1
Total change	18%
Amortization of Intangibles
During the last several years, we have completed a number of business combinations and asset acquisitions. As a result of these acquisitions, we purchased intangible assets that are being amortized over their estimated useful lives ranging from one to fifteen years.
Amortization expense increased during fiscal 2019 as compared to fiscal 2018 primarily due to amortization of intangible assets purchased through our acquisitions of Magento and Marketo in the later part of fiscal 2018 and partially offset by certain fully amortized acquired intangible assets from previous acquisitions.
Non-Operating Income (Expense), Net

(dollars in millions)	2019	2018	2017	% Change 2019-2018
Interest and other income (expense), net	$42.2	$39.5	$36.4	**
Percentage of total revenue	*	*	*
Interest expense	(157.2)	(89.2)	(74.4)	76%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	51.6	3.2	7.5	**
Percentage of total revenue	*	*	*
Total non-operating income (expense), net	$(63.4)	$(46.5)	$(30.5)	36%
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes gains and losses on fixed income investments and foreign exchange gains and losses.
Interest Expense
Interest expense primarily represents interest associated with our Term Loan, senior notes and interest rate swaps. In October 2018, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan for the purpose of partially funding the purchase price for our acquisition of Marketo. Interest on our Term Loan is payable periodically at the end of each interest period, whereas interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1. Floating interest payments on the interest rate swaps are paid monthly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. See Notes 6 and 17 of our Notes to Consolidated Financial Statements for further details regarding our interest rate swaps and debt, respectively.
Interest expense increased during fiscal 2019 as compared to fiscal 2018 primarily due to interest on our Term Loan which was entered into in the fourth quarter of fiscal 2018.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains increased during fiscal 2019 as compared to fiscal 2018 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019, which was accounted for as an equity-method investment immediately before the acquisition. See Note 3 of our Notes to Consolidated Financial Statements for further details regarding our acquisition of Allegorithmic.
Provision for Income Taxes

(dollars in millions)	2019	2018	2017	% Change 2019-2018	% Change 2018-2017
Provision	$253.3	$203.1	$443.7	25%	(54)%
Percentage of total revenue	2%	2%	6%
Effective tax rate	8%	7%	21%
Our effective tax rate increased by approximately one percentage point during fiscal 2019 as compared to fiscal 2018. The effective tax rate for fiscal 2019 included U.S. federal and state taxes associated with our current year international earnings resulting from the international provisions of the Tax Cuts and Jobs Act (“Tax Act”) effective this year and for additional foreign taxation on our foreign operations. This increase was offset in part by the provisional accounting expense recorded in the prior year for the effects of the Tax Act adoption.
Our effective tax rate decreased by approximately 14 percentage points during fiscal 2018 as compared to fiscal 2017. The lower effective tax rate was primarily due to the effects of the Tax Act enacted on December 22, 2017, which included the reduction in the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018, and a related change to our corporate tax structure from which we serve our foreign customers that provided us the ability to deduct more expenses against our earnings in the U.S.
Beginning in our fiscal 2019, the annual statutory federal corporate tax rate is 21% and certain international provisions of the Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax and a special tax deduction for foreign-derived intangible income, took effect. The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions and which are anticipated to be applicable on a retroactive basis. While the Company continues to evaluate the impact, such regulations have not been finalized and are subject to change. We will account for new regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance related primarily to the realizability of state and foreign credits. Total valuation allowance was $244.4 million as of November 29, 2019.

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
Subsequent to November 29, 2019, final and proposed tax regulations were issued that are applicable to Adobe. We are currently evaluating the impact of these enacted and issued regulations, but we do not anticipate they will have a material impact to our fiscal 2020 operating results.
The Tax Act included certain international provisions effective for us starting in fiscal 2019. As discussed in Part 1. Item 1A. Risk Factors, the applicability and impact of these new tax provisions, and of other international tax law changes effective for fiscal 2020 and beyond, will likely require us to respond by making change(s) to our international trading structure. The net impact of such change(s) is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020.
See Note 10 of our Notes to Consolidated Financial Statements for further information on our provision for income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $173.3 million, $196.2 million and $172.9 million for fiscal 2019, 2018 and 2017, respectively. If the total unrecognized tax benefits at November 29, 2019, November 30, 2018 and December 1, 2017 were recognized, $127.0 million, $145.2 million and $135.0 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $25.1 million and $24.6 million for fiscal 2019 and 2018, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $20 million.
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 29, 2019	November 30, 2018
Cash and cash equivalents	$2,650.2	$1,642.8
Short-term investments	$1,526.8	$1,586.2
Working capital	$(1,696.0)	$555.9
Stockholders’ equity	$10,530.2	$9,362.1
Working Capital
Working capital as of November 29, 2019 and November 30, 2018 was $1.70 billion of a deficit and $555.9 million of a surplus, respectively. The decrease was primarily due to the reclassification of $3.15 billion total carrying value of our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”) to current liabilities. We intend to refinance our Term Loan and 2020 Notes on or before the due dates.
A summary of our cash flows is as follows:

(in millions)	2019	2018	2017
Net cash provided by operating activities	$4,421.8	$4,029.3	$2,912.9
Net cash used for investing activities	(455.6)	(4,685.3)	(442.9)
Net cash used for financing activities	(2,946.1)	(5.6)	(1,183.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(12.7)	(1.7)	8.5
Net increase (decrease) in cash and cash equivalents	$1,007.4	$(663.3)	$1,294.8

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
Cash Flows from Operating Activities
For fiscal 2019, net cash provided by operating activities of $4.42 billion was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income coupled with an increase in deferred revenue, which was offset in large part by cash outflows due to an increase in prepaid expenses and other assets. The increase in deferred revenue was primarily driven by increases related to Digital Media offerings with cloud-enabled services and Digital Experience hosted services. The primary working capital use of cash was due to increases in prepaid expenses with certain vendors, sales commissions paid and capitalized, advanced payments related to income taxes and increase in long-term contract assets.
Cash Flows from Investing Activities
For fiscal 2019, net cash used for investing activities of $455.6 million was primarily due to purchases of property and equipment and our acquisition of the remaining equity interest in Allegorithmic. These cash outflows were offset primarily by proceeds from sales and maturities of short-term investments, net of purchases. See Note 3 of our Notes to Consolidated Financial Statements for more detailed information regarding our acquisitions.
Cash Flows from Financing Activities
For fiscal 2019, net cash used for financing activities was $2.95 billion primarily due to payments for our treasury stock repurchases and taxes related to net share settlement of equity awards, which were offset by proceeds from re-issuance of treasury stock for our employee stock purchase plan. See the section titled “Stock Repurchase Program” discussed below.
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

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2020 due to changes in our planned cash outlay, including changes in incremental costs such as direct costs and integration costs related to our acquisitions.
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
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of November 29, 2019, there were no outstanding borrowings under this credit agreement and the entire $1 billion credit line remains available for borrowing.
As of November 29, 2019, we have a $2.25 billion Term Loan outstanding and $1.9 billion senior notes outstanding, consisting of our 2020 Notes and $1 billion of 3.25% senior notes due February 1, 2025 (the “2025 Notes,” and together with the 2020 Notes, the “Notes”). The Notes and Term Loan rank equally with our other unsecured and unsubordinated indebtedness.
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our Consolidated Balance Sheets. During the second quarter of fiscal 2019, we reclassified the Term Loan as current debt in our Consolidated Balance Sheets. As of November 29, 2019, the carrying value of the 2020 Notes was $899.6 million which includes the fair value of the related interest rate swap and is net of debt issuance costs, and the carrying value of the Term Loan was $2.25 billion, net of unamortized original issuance discount. We intend to refinance the Term Loan and 2020 Notes on or before the due dates.
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
Our short-term investment portfolio is primarily invested in corporate debt securities, asset-backed securities, municipal securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our investment portfolio.
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
During fiscal 2019, 2018 and 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.75 billion, $2.05 billion, and $1.10 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.

The following is a summary of our structured stock repurchases executed with large financial institutions during fiscal 2019, 2018, and 2017:

(shares in thousands and total cost in millions)	2019		2018		2017
Board approval dates	Shares	Average per share	Shares	Average per share	Shares	Average per share
January 2015	—	$—	—	$—	4,263	$118.00
January 2017	—	$—	8,686	$230.43	3,923	$151.80
May 2018	9,883	$270.23	—	$—	—	$—
Total shares	9,883	$270.23	8,686	$230.43	8,186	$134.20
Total cost	$2,671		$2,002		$1,099
For fiscal 2019, 2018 and 2017, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 29, 2019, November 30, 2018 and December 1, 2017 were excluded from the computation of earnings per share. As of November 29, 2019, $229.2 million of prepayments remained under the agreement.
Subsequent to November 29, 2019, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $850 million stock repurchase agreement, $4.25 billion remains under our May 2018 authority.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 29, 2019.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 29, 2019 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of November 29, 2019:

(in millions)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan and Notes, including interest	$4,373.3	$3,227.0	$65.0	$65.0	$1,016.3
Operating lease obligations, net	711.5	88.7	158.0	126.9	337.9
Purchase obligations	2,036.5	545.0	935.8	555.7	—
Total	$7,121.3	$3,860.7	$1,158.8	$747.6	$1,354.2
As of November 29, 2019, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. Based on the LIBOR rate at November 29, 2019, our estimated maximum commitment for interest payments was $23.2 million for the remaining duration of the Term Loan.
As of November 29, 2019, the carrying value of our Notes payable was $1.89 billion. Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1. At November 29, 2019, our maximum commitment for interest payments was $200.1 million for the remaining duration of our Notes.
Our Term Loan and Revolving Credit Agreement contain similar financial covenants requiring us not to exceed a maximum leverage ratio. As of November 29, 2019, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.

Under the terms of our Term Loan and Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
As a result of the Tax Act enacted on December 22, 2017, an accrued transition tax liability of approximately $427.1 million as of November 29, 2019 is payable in installments through fiscal 2026. The Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
Accounting for Uncertainty in Income Taxes
See Results of Operations - Provision for Income Taxes above and Note10 of our Notes to Consolidated Financial Statements for our discussion on accounting for uncertainty in income taxes.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies, which subject us to exposure from movements in exchange rates. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency revenue. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
Our significant foreign currency revenue exposures for fiscal 2019, 2018 and 2017 were as follows :

(in millions, except Japanese Yen)	2019	2018	2017
Euro	€1,603.2	€1,309.9	€1,044.7
Japanese Yen (in billions)	¥73.2	¥60.8	¥51.0
British Pounds	£503.3	£423.1	£338.4
As of November 29, 2019, the total absolute value of all outstanding foreign exchange contracts, including options and forwards, was $1.90 billion, which included the notional equivalent of $927.0 million in Euros, $431.0 million in British Pounds, $341.3 million in Japanese Yen and $201.8 million in other foreign currencies. As of November 29, 2019, all contracts were set to expire at various dates through June 2020. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 29, 2019. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $113.6 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $33.4 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 29, 2019 and November 30, 2018, this long-term investment exposure totaled an absolute notional equivalent of $385.2 million and $292.3 million, respectively, with the year-over-year increase primarily driven by earnings growth. At this time, we do not hedge these long-term investment exposures.
We do not use foreign exchange contracts for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Cash Flow Hedges of Forecasted Foreign Currency Revenue
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
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue. For the fiscal year ended November 29, 2019, there were no net gains or losses recognized in revenue relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to interest and other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At November 29, 2019, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.

Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 29, 2019, we had debt securities classified as short-term investments of $1.53 billion. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our investment portfolio as of November 29, 2019. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 29, 2019 and November 30, 2018:

(dollars in millions)
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/29/19	+50 BPS	+100 BPS	+150 BPS
$1,544.8	$1,538.8	$1,532.8	$1,526.8	$1,520.7	$1,514.7	$1,508.7
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/30/18	+50 BPS	+100 BPS	+150 BPS
$1,617.5	$1,607.1	$1,596.6	$1,586.2	$1,575.7	$1,565.3	$1,554.8
Term Loan
As of November 29, 2019, our Term Loan’s carrying value was $2.25 billion. At our election, the Term Loan will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
Senior Notes
As of November 29, 2019, the amount outstanding under our Notes was $1.9 billion. In June 2014, we entered into interest rate swaps that effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR plus a fixed number of basis points through February 1, 2020. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $900 million. An immediate hypothetical 50 basis points increase or decrease in market interest rates would not have a significant impact on our results of operations.
As of November 29, 2019, the total carrying amount of the Notes was $1.89 billion and the related fair value based on observable market prices in less active markets was $1.96 billion.
Cash Flow Hedges of Interest Rate Risk
In June 2019, in anticipation of refinancing our $2.25 billion Term Loan due April 30, 2020 and $900 million notes payable due February 1, 2020, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon closing of our anticipated refinancing. We record changes in the fair value of these cash flow hedges of interest rate risk in accumulated other comprehensive income (loss) until the anticipated refinancing. Upon refinancing and termination of the derivative instruments, their fair value will be amortized over the term of our new debt to interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 29, 2019	November 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,650,221	$1,642,775
Short-term investments	1,526,755	1,586,187
Trade receivables, net of allowances for doubtful accounts of $9,650 and of $14,981, respectively	1,534,809	1,315,578
Prepaid expenses and other current assets	783,140	312,499
Total current assets	6,494,925	4,857,039
Property and equipment, net	1,293,015	1,075,072
Goodwill	10,691,199	10,581,048
Other intangibles, net	1,720,565	2,069,001
Other assets	562,696	186,522
Total assets	$20,762,400	$18,768,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$209,499	$186,258
Accrued expenses	1,398,548	1,163,185
Debt	3,149,343	—
Deferred revenue	3,377,986	2,915,974
Income taxes payable	55,562	35,709
Total current liabilities	8,190,938	4,301,126
Long-term liabilities:
Debt	988,924	4,124,800
Deferred revenue	122,727	137,630
Income taxes payable	616,102	644,101
Deferred income taxes	140,498	46,702
Other liabilities	173,056	152,209
Total liabilities	10,232,245	9,406,568

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 482,339 and 487,663 shares outstanding, respectively	61	61
Additional paid-in-capital	6,504,800	5,685,337
Retained earnings	14,828,562	11,815,597
Accumulated other comprehensive income (loss)	(188,034)	(148,130)
Treasury stock, at cost (118,495 and 113,171 shares, respectively), net of re-issuances	(10,615,234)	(7,990,751)
Total stockholders’ equity	10,530,155	9,362,114
Total liabilities and stockholders’ equity	$20,762,400	$18,768,682
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	November 29, 2019	November 30, 2018	December 1, 2017
Revenue:
Subscription	$9,994,463	$7,922,152	$6,133,869
Product	647,788	622,153	706,767
Services and support	529,046	485,703	460,869
Total revenue	11,171,297	9,030,008	7,301,505
Cost of revenue:
Subscription	1,222,520	807,221	623,048
Product	39,625	46,009	57,082
Services and support	410,575	341,769	330,361
Total cost of revenue	1,672,720	1,194,999	1,010,491
Gross profit	9,498,577	7,835,009	6,291,014
Operating expenses:
Research and development	1,930,228	1,537,812	1,224,059
Sales and marketing	3,244,347	2,620,829	2,197,592
General and administrative	880,637	744,898	624,706
Amortization of intangibles	175,244	91,101	76,562
Total operating expenses	6,230,456	4,994,640	4,122,919
Operating income	3,268,121	2,840,369	2,168,095
Non-operating income (expense):
Interest and other income (expense), net	42,255	39,536	36,395
Interest expense	(157,214)	(89,242)	(74,402)
Investment gains (losses), net	51,579	3,213	7,553
Total non-operating income (expense), net	(63,380)	(46,493)	(30,454)
Income before income taxes	3,204,741	2,793,876	2,137,641
Provision for income taxes	253,283	203,102	443,687
Net income	$2,951,458	$2,590,774	$1,693,954
Basic net income per share	$6.07	$5.28	$3.43
Shares used to compute basic net income per share	486,291	490,564	493,632
Diluted net income per share	$6.00	$5.20	$3.38
Shares used to compute diluted net income per share	491,572	497,843	501,123
  See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	November 29, 2019	November 30, 2018	December 1, 2017
	Increase/(Decrease)
Net income	$2,951,458	$2,590,774	$1,693,954
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	29,409	(24,464)	(2,503)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	124	10,650	(947)
Net increase (decrease) from available-for-sale securities	29,533	(13,814)	(3,450)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	294	74,080	6,917
Reclassification adjustment for realized gains / losses on derivative instruments	(44,334)	(48,981)	(31,973)
Net increase (decrease) from derivatives designated as hedging instruments	(44,040)	25,099	(25,056)
Foreign currency translation adjustments	(25,397)	(47,594)	90,287
Other comprehensive income (loss), net of taxes	(39,904)	(36,309)	61,781
Total comprehensive income, net of taxes	$2,911,554	$2,554,465	$1,755,735
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2016	600,834	$61	$4,616,331	$8,114,517	$(173,602)	(106,580)	$(5,132,472)	$7,424,835
Net income	—	—	—	1,693,954	—	—	—	1,693,954
Other comprehensive income (losses), net of taxes	—	—	—	—	61,781	—	—	61,781
Re-issuance of treasury stock under stock compensation plans	—	—	1,768	(234,601)	—	5,194	151,058	(81,775)
Purchase of treasury stock	—	—	—	—	—	(8,186)	(1,100,000)	(1,100,000)
Equity awards assumed for acquisition	—	—	10,348	—	—	—	—	10,348
Stock-based compensation	—	—	453,748	—	—	—	—	453,748
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,022)	(3,022)
Balances at December 1, 2017	600,834	$61	$5,082,195	$9,573,870	$(111,821)	(109,572)	$(6,084,436)	$8,459,869
Net income	—	—	—	2,590,774	—	—	—	2,590,774
Other comprehensive income (losses), net of taxes	—	—	—	—	(36,309)	—	—	(36,309)
Re-issuance of treasury stock under stock compensation plans	—	—	(1,125)	(348,729)	—	5,087	147,651	(202,203)
Purchase of treasury stock	—	—	—	—	—	(8,686)	(2,050,000)	(2,050,000)
Equity awards assumed for acquisition	—	—	2,784	—	—	—	—	2,784
Stock-based compensation	—	—	601,483	—	—	—	—	601,483
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3,966)	(3,966)
Impacts of the U.S. Tax Act	—	—	—	(318)	—	—	—	(318)
Balances at November 30, 2018	600,834	$61	$5,685,337	$11,815,597	$(148,130)	(113,171)	$(7,990,751)	$9,362,114
Impacts of adoption of the new revenue standard	—	—	—	442,319	—	—	—	442,319
Net income	—	—	—	2,951,458	—	—	—	2,951,458
Other comprehensive income (losses), net of taxes	—	—	—	—	(39,904)	—	—	(39,904)
Re-issuance of treasury stock under stock compensation plans	—	—	48,686	(380,812)	—	4,559	125,074	(207,052)
Purchase of treasury stock	—	—	—	—	—	(9,883)	(2,750,000)	(2,750,000)
Stock-based compensation	—	—	770,777	—	—	—	—	770,777
Value of shares in deferred compensation plan	—	—	—	—	—	—	443	443
Balances at November 29, 2019	600,834	$61	$6,504,800	$14,828,562	$(188,034)	(118,495)	$(10,615,234)	$10,530,155
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	November 29, 2019	November 30, 2018	December 1, 2017
Cash flows from operating activities:
Net income	$2,951,458	$2,590,774	$1,693,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	736,669	346,492	325,997
Stock-based compensation	787,705	609,562	454,472
Deferred income taxes	2,707	(468,936)	51,605
Unrealized losses (gains) on investments, net	(47,626)	793	(5,494)
Other non-cash items	13,835	7,193	4,625
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(187,826)	(1,983)	(187,173)
Prepaid expenses and other assets	(531,054)	(77,225)	28,040
Trade payables	23,129	54,920	(45,186)
Accrued expenses	171,705	43,837	151,104
Income taxes payable	4,152	479,184	(34,493)
Deferred revenue	496,959	444,693	475,402
Net cash provided by operating activities	4,421,813	4,029,304	2,912,853
Cash flows from investing activities:
Purchases of short-term investments	(699,893)	(566,084)	(1,931,011)
Maturities of short-term investments	699,540	765,860	759,737
Proceeds from sales of short-term investments	86,137	1,709,480	1,393,929
Acquisitions, net of cash acquired	(100,704)	(6,314,382)	(459,626)
Purchases of property and equipment	(394,479)	(266,579)	(178,122)
Purchases of long-term investments, intangibles and other assets	(48,735)	(18,513)	(29,918)
Proceeds from sale of long-term investments and other assets	2,550	4,923	2,134
Net cash used for investing activities	(455,584)	(4,685,295)	(442,877)
Cash flows from financing activities:
Purchases of treasury stock	(2,750,000)	(2,050,000)	(1,100,000)
Proceeds from re-issuance of treasury stock	232,932	190,990	158,351
Taxes paid related to net share settlement of equity awards	(439,984)	(393,193)	(240,126)
Proceeds from debt issuance, net of costs	—	2,248,342	—
Other financing activities, net	11,008	(1,707)	(1,960)
Net cash used for financing activities	(2,946,044)	(5,568)	(1,183,735)
Effect of foreign currency exchange rates on cash and cash equivalents	(12,739)	(1,738)	8,516
Net increase (decrease) in cash and cash equivalents	1,007,446	(663,297)	1,294,757
Cash and cash equivalents at beginning of year	1,642,775	2,306,072	1,011,315
Cash and cash equivalents at end of year	$2,650,221	$1,642,775	$2,306,072
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$352,478	$210,369	$396,668
Cash paid for interest	$152,075	$81,258	$69,430
Non-cash investing activities:
Investment in lease receivable applied to building purchase	$—	$—	$80,439
Issuance of common stock and stock awards assumed in business acquisitions	$—	$2,784	$10,348
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Inc. is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, students, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, devices and media. We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers, systems integrators, independent software vendors, retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia-Pacific (“APAC”).
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
Use of Estimates
In preparing Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, litigation and income taxes. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal years 2019, 2018 and 2017 were 52-week years.
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Guidance
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the capitalization of incremental costs to obtain a contract with a customer. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method.
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
We recognized the following cumulative effects of initially applying the new revenue standard as of December 1, 2018:

(in thousands)	As of November 30, 2018	Topic 606 Adoption Adjustments	As of December 1, 2018
Assets
Trade receivables, net of allowances for doubtful accounts	$1,315,578	$43,028	$1,358,606
Prepaid expenses and other current assets	312,499	186,220	498,719
Other assets	186,522	273,421	459,943
Liabilities and Stockholders’ Equity
Accrued expenses	1,163,185	30,358	1,193,543
Deferred revenue, current	2,915,974	(52,842)	2,863,132
Deferred income taxes	46,702	82,834	129,536
Retained earnings	$11,815,597	$442,319	$12,257,916

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

•	We recorded an increase to our opening deferred income tax liability of $82.8 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

•	Further, we had other impacts to various accounts which resulted to an immaterial net reduction to our retained earnings.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of the new revenue standard impacted our Consolidated Statements of Income for the year ended November 29, 2019 as follows:

(in thousands, except per share amounts)	As reported	Adjustments	Balances without Topic 606 adoption impact
Revenue
Subscription	$9,994,463	$1,440	$9,995,903
Product	647,788	(101,981)	545,807
Services and support	529,046	(7,431)	521,615
Total revenue	11,171,297	(107,972)	11,063,325
Operating expenses
Sales and marketing	3,244,347	11,987	3,256,334
General and administrative	880,637	(7,646)	872,991
Provision for income taxes	253,283	(6,517)	246,766
Net income	$2,951,458	$(105,953)	$2,845,505
Basic net income per share	$6.07	$(0.22)	$5.85
Diluted net income per share	$6.00	$(0.21)	$5.79

Adoption of the new revenue standard impacted our Consolidated Balance Sheets as of November 29, 2019 as follows:

(in thousands)	As reported	Adjustments	Balances without Topic 606 adoption impact
Assets
Trade receivables, net of allowances for doubtful accounts	$1,534,809	$(58,140)	$1,476,669
Prepaid expenses and other current assets	783,140	(198,692)	584,448
Other assets	562,696	(340,458)	222,238
Liabilities and Stockholders’ Equity
Accrued expenses	1,398,548	(51,918)	1,346,630
Deferred revenue, current	3,377,986	113,432	3,491,418
Deferred revenue, long-term	122,727	(14,723)	108,004
Income taxes payable, long-term	616,102	(7,112)	608,990
Deferred income taxes	140,498	(88,697)	51,801
Retained earnings	$14,828,562	$(548,272)	$14,280,290

There was no net impact to our Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows resulting from the adoption of the new revenue standard other than the impact to reported net income as presented above. The impact to our Consolidated Statements of Stockholders’ Equity was only to retained earnings, as presented above.
The most significant impact of the new revenue standard relates to our capitalization of certain incremental costs to acquire contracts and the requirement to amortize these amounts over the expected period of benefit. Under the previous standard, we expensed costs related to the acquisition of revenue-generating contracts as incurred. Additionally, there was impact from arrangements with our customers that include on-premise term-based software licenses bundled with maintenance and support. Under the previous standard, revenue attributable to these software licenses was recognized ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) did not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue recognition for delivered software licenses is eliminated under the new revenue standard. Accordingly, under the new revenue standard we recognize as revenue a portion of the arrangement fee upon delivery of the software licenses and classify that recognized revenue as product revenue instead of subscription revenue in our Consolidated Statements of Income.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
There have been no other new accounting pronouncements made effective during fiscal 2019 that have significance, or potential significance, to our Consolidated Financial Statements.
Significant Accounting Policies
Revenue Recognition
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
Product, Subscription and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of cloud-enabled subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support.
Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services may be sold on a fee-per-subscription period basis or based on consumption or usage.
We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, where invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.
When cloud-enabled services are highly integrated and interrelated with on-premise software, such as in our cloud-enabled Creative Cloud and Document Cloud offerings, the individual components are not considered distinct and revenue is recognized ratably over the subscription period for which the cloud-enabled services are provided.
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time or based on usage for certain of our OEM and royalty agreements. Revenue from distinct on-premise licenses is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on our Consolidated Statements of Income. Some of our enterprise license arrangements allow customers to

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commit non-cancellable funds. These non-cancellable committed funds are nonrefundable and provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Revenue associated with these monthly term-based licenses is classified as subscription revenue.
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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences, and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of PDFs across desktop, mobile and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition and automated document tagging.
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
When revenue arrangements include components of third-party goods and services, for example in transactions which involve resale, fulfillment or providing advertising impressions to our end customer, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

control of the specified goods or services before they are transferred to the customer by evaluating indicators such as which party is primarily responsible for fulfilling the promise to provide the goods or services, which party has discretion in establishing price and the underlying terms and conditions between the parties to the transaction.
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
General Contract Provisions
We maintain revenue reserves for rebates, rights of return and other limited price adjustments.
Distributors are allowed limited rights of return of products purchased during the previous quarter. In addition, distributors are allowed to return products that have reached the end of their lives, as defined by us, and for products that are being replaced by new versions.
We offer rebates to our distributors, resellers and/or end-user customers. Transaction price is reduced for these amounts based on actual performance against objectives set forth by us for a particular reporting period, such as volume and timely reporting.
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
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 20 years for computers and other equipment, which includes our corporate jet, 1 to 6 years for furniture and fixtures, 5 to 20 years for building improvements and up to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful lives ranging from 1 to 15 years.
Goodwill, Intangibles and Other Long-Lived Assets
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We completed our annual goodwill impairment test in the second quarter of fiscal 2019. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2019, 2018 or 2017.
During fiscal 2019, our intangible assets were amortized over their estimated useful lives ranging from 1 to 15 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Customer contracts and relationships	10
Purchased technology	6
Trademarks	9
Backlog	2
Acquired rights to use technology	10
Other	4

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheets.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2019, 2018 and 2017 were $221.1 million, $173.6 million and $141.7 million, respectively.
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
Derivative Financial Instruments
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
Gains and losses related to changes in the fair value of interest rate swaps and foreign exchange forward contracts which hedge certain balance sheet positions are recorded each period as a component of interest and other income (expense), net in our Consolidated Statements of Income. Foreign exchange option contracts hedging forecasted foreign currency revenue and Treasury lock agreements are designated as cash flow hedges with gains and losses recorded net of tax as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency and Treasury lock cash flow hedges to revenue and interest expense, respectively.
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
Credit risk in receivables is limited to OEMs, dealers and distributors of hardware and software products to the retail market, customers to whom we license software directly and our SaaS offerings. A credit review is completed for our new distributors, dealers and OEMs. We also perform ongoing credit evaluations of our customers’ financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk and other factors and is not contingent on the resale of the product or on the collection of payments

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from their customers. Certain contracts with advertising agencies contain sequential liability provisions, under which the agency is not required to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit-worthiness of the agency’s customers in addition to the agency itself. If we license our software or provide SaaS services to a customer where we have a reason to believe the customer’s ability and intention to pay is not probable, the arrangement is not considered to be a revenue contract. Accordingly, we will not recognize any consideration received as revenue until termination or substantive completion of the services.
Recent Accounting Pronouncements Not Yet Effective
On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new leases standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new leases standard is effective for us beginning in the first quarter of fiscal 2020, and we did not early adopt.
The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the new leases standard using this optional transition method.
We have completed our assessment of the impacts of the standard, and note that the most significant impact will be the recognition of right-of-use assets and lease liabilities on our Consolidated Balance Sheets. The standard will not have a material impact to our Consolidated Statements of Income and Cash Flows. We are in the final stages of implementing a new lease accounting system and updating our processes for the adoption of the new leases standard.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. For example, adoption would result in reclassification of hedge costs from foreign currency hedges from interest and other income (expense), net to revenue in our Consolidated Statements of Income. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2020, and will not have a material impact on our Consolidated Financial Statements and related disclosures.
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.
NOTE 2.  REVENUE
Segment Information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our Chief Executive Officer, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
Our business is organized into three reportable segments: Digital Media, Digital Experience and Publishing. These segments provide our senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

two strategic growth opportunities as described in the “Business Overview” within Part I, Item 1, placing our Publishing business in a third segment that contains some of our mature products and solutions.
In fiscal 2019, we categorized our products into the following reportable segments:

•
Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, teams and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include content creators, experience designers, app developers, enthusiasts, students, social media users and creative professionals, as well as marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents and creative content.

•
Digital Experience—Our Digital Experience segment provides products, services and solutions for creating, managing, executing, measuring, monetizing and optimizing customer experiences from advertising to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives, and sales and support executives.

•
Publishing—Our Publishing segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our web conferencing and document and forms platforms.

Revenue for fiscal 2019 presented below is in accordance with the new revenue standard that was adopted under the modified retrospective method. Prior period revenue has not been restated.
Our segment revenue and results for fiscal 2019, 2018 and 2017 were as follows:

(dollars in thousands)	Digital Media	Digital Experience	Publishing	Total
Fiscal 2019
Revenue	$7,706,983	$3,206,169	$258,145	$11,171,297
Cost of revenue	289,639	1,362,886	20,195	1,672,720
Gross profit	$7,417,344	$1,843,283	$237,950	$9,498,577
Gross profit as a percentage of revenue	96%	57%	92%	85%
Fiscal 2018
Revenue	$6,325,315	$2,443,745	$260,948	$9,030,008
Cost of revenue	249,386	922,414	23,199	1,194,999
Gross profit	$6,075,929	$1,521,331	$237,749	$7,835,009
Gross profit as a percentage of revenue	96%	62%	91%	87%
Fiscal 2017
Revenue	$5,010,579	$2,030,324	$260,602	$7,301,505
Cost of revenue	239,994	747,005	23,492	1,010,491
Gross profit	$4,770,585	$1,283,319	$237,110	$6,291,014
Gross profit as a percentage of revenue	95%	63%	91%	86%

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by geographic area for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Americas:
United States	$5,904,185	$4,632,469	$3,830,845
Other	601,721	484,296	385,686
Total Americas	6,505,906	5,116,765	4,216,531
EMEA	2,975,243	2,550,062	1,985,105
APAC:
Japan	751,542	609,361	524,254
Other	938,606	753,820	575,615
Total APAC	1,690,148	1,363,181	1,099,869
Revenue	$11,171,297	$9,030,008	$7,301,505

Revenue by major offerings in our Digital Media reportable segment for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Creative Cloud	$6,482,345	$5,343,498	$4,173,964
Document Cloud	1,224,638	981,817	836,615
Total	$7,706,983	$6,325,315	$5,010,579
Subscription revenue by segment for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Digital Media	$7,208,238	$5,857,700	$4,480,745
Digital Experience	2,670,748	1,949,185	1,552,536
Publishing	115,477	115,267	100,588
Total	$9,994,463	$7,922,152	$6,133,869

Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing occurring.
The opening balance of trade receivables, net of allowances for doubtful accounts, as of December 1, 2018 was $1.36 billion, inclusive of unbilled receivables of $105.8 million. As of November 29, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.53 billion, inclusive of unbilled receivables of $149.3 million.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on both specific and general reserves. We regularly review our trade receivables allowance by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay and we specifically reserve for those deemed uncollectible.
During fiscal 2019, 2018 and 2017, our allowance for doubtful accounts activities were as follows:

(in thousands)	2019	2018	2017
Beginning balance	$14,981	$9,151	$6,214
Increase due to acquisition	10	5,602	2,391
Charged to operating expenses	5,324	5,962	4,411
Deductions(1)	(10,665)	(5,734)	(3,865)
Ending balance	$9,650	$14,981	$9,151
________________________________________

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance and other economic or business factors. Contract asset impairments were not significant in fiscal 2019.
The opening balance of contract assets as of December 1, 2018 was $46.4 million. As of November 29, 2019, the balance of contract assets was $63.9 million.
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
The adjusted opening balance of deferred revenue as of December 1, 2018 was $3.00 billion. As of November 29, 2019, the balance of deferred revenue was $3.50 billion, inclusive of $265.4 million of non-cancellable and non-refundable committed funds and $56.9 million of refundable customer deposits. Arrangements with non-cancellable and non-refundable committed funds provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through business combinations, which were offset by decreases due to revenue recognized in the period. During the year ended November 29, 2019, approximately $2.8 billion of revenue was recognized that was included in the adjusted opening balance of deferred revenue as of December 1, 2018.
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
Remaining performance obligations were approximately $9.82 billion as of November 29, 2019, which includes $776.4 million of non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2019, we amortized $170.9 million of capitalized contract acquisition costs into sales and marketing expense. We did not incur any impairment losses.
The opening balance of capitalized contract acquisition costs as of December 1, 2018 was $413.2 million. As of November 29, 2019, the balance of capitalized contract acquisition costs was $473.7 million, of which $314.7 million was long-term and included in other assets in the Consolidated Balance Sheets. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Revenue Reserve
During fiscal 2019, 2018 and 2017, our revenue reserve activities were as follows:

(in thousands)	2019	2018	2017
Beginning balance	$25,425	$22,006	$23,096
Impacts of adoption of the new revenue standard	(14,733)	—	—
Amount charged to revenue	18,276	65,241	61,031
Actual returns	(22,236)	(61,822)	(62,121)
Ending balance	$6,732	$25,425	$22,006

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Refund Liabilities
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets.
The opening balance of refund liabilities as of December 1, 2018 was $75.3 million. As of November 29, 2019, the balance of refund liabilities was $126.1 million.
Significant Customers
For fiscal 2019, 2018 and 2017 there were no customers that represented at least 10% of net revenue. As of fiscal year end 2019 and 2018, no single customer was responsible for over 10% of our trade receivables.
NOTE 3.  ACQUISITIONS
Allegorithmic
On January 23, 2019, we completed the acquisition of Allegorithmic, a privately held 3D editing and authoring software company for gaming and entertainment, and integrated it into our Digital Media reportable segment. Prior to the acquisition, we held an equity interest that was accounted for as an equity-method investment. We acquired the remaining equity interest for approximately $106.2 million in cash consideration. The total purchase price, inclusive of the acquisition-date fair-value of our pre-existing equity interest, was approximately $161.1 million.
In conjunction with the Allegorithmic acquisition, we separately recognized an investment gain of approximately $42.0 million, which represents the difference between the $54.8 million acquisition-date fair value of our pre-existing equity interest and our previous carrying amount.
Under the acquisition method of accounting, the total final purchase price was allocated to Allegorithmic’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Of the total purchase price, $125.9 million was allocated to goodwill that was non-deductible for tax purposes, $44.8 million to identifiable intangible assets and the remainder to net liabilities assumed.
Pro forma financial information has not been presented for the Allegorithmic acquisition as the impact to our Consolidated Financial Statements was not material.
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
In connection with the acquisition, we entered into a credit agreement providing for a $2.25 billion senior unsecured term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the purchase price of the acquisition and pay fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition. See Note 17 for further details regarding our Term Loan.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We integrated Marketo into our Digital Experience reportable segment and have included the financial results of Marketo in our Consolidated Financial Statements beginning on the acquisition date. The amounts of net revenue and net loss of Marketo included in our Consolidated Statements of Income from the acquisition date through November 30, 2018 were not material. The direct transaction costs associated with the acquisition were also not material.
Purchase Price Allocation
Under the purchase accounting method, the total final purchase price was allocated to Marketo’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
The table below represents the final purchase price allocation to the acquired net tangible and intangible assets of Marketo based on their estimated fair values as of October 31, 2018 and the associated estimated useful lives at that date. During fiscal 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to total purchase price, intangible assets, deferred revenue, tax liabilities assumed and their related impact to goodwill.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$577,500	11
Purchased technology	444,500	7
Backlog	105,500	2
Non-competition agreements	12,100	2
Trademarks	328,500	9
Total identifiable intangible assets	1,468,100
Net liabilities assumed	(194,588)	N/A
Goodwill (1)	3,459,256	N/A
Total purchase price	$4,732,768
_________________________________________

(1)	Non-deductible for tax-purposes.
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
Goodwill — Approximately $3.46 billion of goodwill has been allocated entirely to our Digital Experience reportable segment. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce and cost savings opportunities.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following unaudited pro forma financial information for fiscal 2018 and 2017 combines the historical results for Adobe for the years ended November 30, 2018 and December 1, 2017 and the historical results of Marketo for the period January 1, 2018 through October 31, 2018 and the year ended December 31, 2017, respectively:

(in thousands)	2018	2017
Net revenues	$9,338,790	$7,568,713
Net income	$2,362,238	$1,404,864

Magento
On June 18, 2018, we completed our acquisition of Magento Commerce (“Magento”), a privately held commerce platform company, and integrated it into our Digital Experience reportable segment.
The table below represents the final purchase price allocation to the acquired net assets of Magento based on their estimated fair values as of June 18, 2018 and the associated estimated useful lives at that date. During fiscal 2019, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to net liabilities assumed and their related impact to goodwill.

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$208,000	8
Purchased technology	84,200	5
In-process research and development (1)	39,100	N/A
Trademarks	21,100	3
Other intangibles	43,400	3
Total identifiable intangible assets	395,800
Net liabilities assumed	(68,182)	N/A
Goodwill (2)	1,316,983	N/A
Total purchase price	$1,644,601

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
Pro forma financial information has not been presented for the Magento acquisition as the impact to our Consolidated Financial Statements was not material.
TubeMogul
On December 19, 2016, we completed our acquisition of TubeMogul, a publicly held video advertising platform company, and integrated it into our Digital Experience reportable segment.
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
Pro forma financial information has not been presented for the TubeMogul acquisition as the impact to our Consolidated Financial Statements was not material.
Other
We also completed other immaterial business acquisitions during the fiscal years presented. Pro forma information has not been presented for these acquisitions as the impact to our Consolidated Financial Statements was not material.
NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of all highly liquid debt investments with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized in our Consolidated Statements of Income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$466,941	$—	$—	$466,941
Cash equivalents:
Corporate debt securities	45,703	2	(1)	45,704
Money market mutual funds	2,049,057	—	—	2,049,057
Time deposits	88,519	—	—	88,519
Total cash equivalents	2,183,279	2	(1)	2,183,280
Total cash and cash equivalents	2,650,220	2	(1)	2,650,221
Short-term fixed income securities:
Asset-backed securities	88,584	146	(9)	88,721
Corporate debt securities	1,408,332	4,251	(252)	1,412,331
Municipal securities	17,642	67	—	17,709
U.S. Treasury securities	7,992	2	—	7,994
Total short-term investments	1,522,550	4,466	(261)	1,526,755
Total cash, cash equivalents and short-term investments	$4,172,770	$4,468	$(262)	$4,176,976

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$368,564	$—	$—	$368,564
Cash equivalents:
Money market mutual funds	1,234,188	—	—	1,234,188
Time deposits	40,023	—	—	40,023
Total cash equivalents	1,274,211	—	—	1,274,211
Total cash and cash equivalents	1,642,775	—	—	1,642,775
Short-term fixed income securities:
Asset-backed securities	41,875	—	(367)	41,508
Corporate debt securities	1,546,860	44	(24,696)	1,522,208
Foreign government securities	4,179	—	(24)	4,155
Municipal securities	18,601	1	(286)	18,316
Total short-term investments	1,611,515	45	(25,373)	1,586,187
Total cash, cash equivalents and short-term investments	$3,254,290	$45	$(25,373)	$3,228,962

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months, as of November 29, 2019 and November 30, 2018:

(in thousands)	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$235,155	$(183)	$538,109	$(7,966)
Asset-backed securities	6,651	(5)	6,696	(54)
Municipal securities	3,305	—	6,599	(81)
Total	$245,111	$(188)	$551,404	$(8,101)

There were 115 securities and 369 securities in an unrealized loss position for less than twelve months at November 29, 2019 and at November 30, 2018, respectively.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that were in a continuous unrealized loss position for more than twelve months, as of November 29, 2019 and November 30, 2018:

(in thousands)	2019		2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$44,300	$(70)	$969,701	$(16,730)
Asset-backed securities	6,754	(4)	34,812	(313)
Municipal securities	—	—	11,532	(205)
Foreign government securities	—	—	4,154	(24)
Total	$51,054	$(74)	$1,020,199	$(17,272)

There were 38 securities and 577 securities in an unrealized loss position for more than twelve months at November 29, 2019 and at November 30, 2018, respectively.
The following table summarizes the cost and estimated fair value of the fixed income securities classified as short-term investments based on stated effective maturities as of November 29, 2019:

(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$928,472	$929,616
Due between one and two years	394,436	395,917
Due between two and three years	179,468	180,867
Due after three years	20,174	20,355
Total	$1,522,550	$1,526,755

We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income (expense), net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. During fiscal 2019, 2018 and 2017, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 29, 2019.
The fair value of our financial assets and liabilities at November 29, 2019 was determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$45,704	$—	$45,704	$—
Money market mutual funds	2,049,057	2,049,057	—	—
Time deposits	88,519	88,519	—	—
Short-term investments:
Asset-backed securities	88,721	—	88,721	—
Corporate debt securities	1,412,331	—	1,412,331	—
Municipal securities	17,709	—	17,709	—
U.S. Treasury securities	7,994	—	7,994	—
Prepaid expenses and other current assets:
Foreign currency derivatives	28,829	—	28,829	—
Other assets:
Deferred compensation plan assets	93,776	4,348	89,428	—
Total assets	$3,832,640	$2,141,924	$1,690,716	$—

Liabilities:
Accrued expenses:
Treasury lock derivatives	$29,652	$—	$29,652	$—
Foreign currency derivatives	2,671	—	2,671	—
Interest rate swap derivatives	208	—	208	—
Total liabilities	$32,531	$—	$32,531	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at November 30, 2018 was determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,234,188	$1,234,188	$—	$—
Time deposits	40,023	40,023	—	—
Short-term investments:
Asset-backed securities	41,508	—	41,508	—
Corporate debt securities	1,522,208	—	1,522,208	—
Foreign government securities	4,155	—	4,155	—
Municipal securities	18,316	—	18,316	—
Prepaid expenses and other current assets:
Foreign currency derivatives	44,259	—	44,259	—
Other assets:
Deferred compensation plan assets	68,988	3,895	65,093	—
Total assets	$2,973,645	$1,278,106	$1,695,539	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$816	$—	$816	$—
Other liabilities:
Interest rate swap derivatives	9,744	—	9,744	—
Total liabilities	$10,560	$—	$10,560	$—

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $1.96 billion as of November 29, 2019, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
We may use derivatives to partially offset our business exposure to foreign currency and interest rate risk on expected future cash flows, and certain existing assets and liabilities. We do not use any of our derivative instruments for trading purposes.
We enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. We do not offset fair value amounts recognized for derivative instruments under master netting arrangements. We also enter into collateral security agreements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. Collateral posted is included in prepaid expenses and other current assets and collateral received is included in accrued expenses on our Consolidated Balance Sheets.
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. As of November 29, 2019, total notional amounts of outstanding cash flow hedges were $1.20 billion, hedging exposures denominated in Euros, British Pounds and Japanese Yen.
In June 2019, in anticipation of refinancing our $2.25 billion Term Loan due April 30, 2020 and $900 million notes payable due February 1, 2020, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon closing of our anticipated refinancing. Upon refinancing and termination of the derivative instruments, their fair value will be amortized over the term of our new debt to interest expense.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency and Treasury lock cash flow hedges to revenue and interest expense, respectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to the same income statement line item as the hedged item. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in the same income statement line item as the hedged item.
We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Consolidated Statements of Income. The net gain or loss recognized in interest and other income (expense), net due to hedge ineffectiveness was insignificant for all fiscal years presented.
Effective in the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income (loss). Prior to this, we recorded the time value of purchased contracts in interest and other income (expense), net in our Consolidated Statements of Income. The impact of the de-designation of our hedges due to the change in methodology in the third quarter of fiscal 2019 was immaterial.
For fiscal 2019, 2018, and 2017, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hedges
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedge related to our $900 million of 4.75% fixed interest rate senior notes due February 1, 2020 (the “2020 Notes”). In effect, the interest rate swaps convert the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). Under the terms of the swaps, we pay monthly interest at the one-month LIBOR rate plus a fixed number of basis points on the $900 million notional amount through February 1, 2020. In exchange, we receive 4.75% fixed rate interest from the swap counterparties. See Note 17 for further details regarding our debt.
The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in interest rate. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest and other income (expense), net in our Consolidated Statements of Income. As of November 29, 2019, the fair value of the interest rate swaps is recognized in accrued expenses on our Consolidated Balance Sheets with a corresponding offset to current debt.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. The changes in fair value of these contracts is recorded to interest and other income (expense), net in our Consolidated Statements of Income. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related contracts.
As of November 29, 2019, total notional amounts of outstanding foreign currency forward contracts were $702.4 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen and Indian Rupees. As of November 30, 2018, total notional amounts of outstanding contracts were $427.9 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen and Indian Rupees. At November 29, 2019 and November 30, 2018, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 29, 2019 and November 30, 2018 were as follows:

(in thousands)	2019		2018
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1) (2)	$25,605	$—	$40,191	$—
Treasury lock (1)	—	29,652	—	—
Interest rate swap (3)	—	208	—	9,744
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	3,224	2,671	4,068	816
Total derivatives	$28,829	$32,531	$44,259	$10,560
_________________________________________

(1)	Fair value asset derivatives included in prepaid expenses and other current assets and fair value liability derivatives included in accrued expenses on our Consolidated Balance Sheets.

(2)	Hedging effectiveness expected to be recognized to income within the next 18 months, of which $13.2 million is expected within the next 12 months.

(3)	Included in accrued expenses and other liabilities on our Consolidated Balance Sheets as of November 29, 2019 and November 30, 2018, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019			2018		2017
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Treasury Lock	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax (1)	$16,526	$—	$(22,684)	$74,080	$—	$6,917	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax (2) (4)	39,111	—	(1,228)	48,647	—	32,852	—
Net gain (loss) recognized in income (3) (4)	(24,269)	—	—	(41,179)	—	(30,243)	—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in revenue	761	—	—	—	—	—	—
Net gain (loss) recognized in interest and other income (expense), net	$—	$4,229	$—	$—	$1,529	$—	$6,586
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion of the foreign currency and Treasury lock cash flow hedges classified as revenue and interest expense, respectively.

(3)	Amount excluded from effectiveness testing and ineffective portion classified in interest and other income (expense), net.

(4)	Starting the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income.
Net gains (losses) recognized in interest and other income (expense), net relating to foreign currency derivatives not designated as hedging instruments for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(14,420)	$882	$(6,142)
Net unrealized gain (loss) recognized in other income	8,050	(3,843)	(907)
	(6,370)	(2,961)	(7,049)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	6,928	(2,042)	5,415
Net unrealized gain (loss) recognized in other income	(2,699)	3,571	1,171
	4,229	1,529	6,586
Net gain (loss) recognized in interest and other income (expense), net	$(2,141)	$(1,432)	$(463)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 29, 2019 and November 30, 2018:

(in thousands)	2019	2018
Computers and other equipment	$1,424,368	$1,239,033
Buildings	482,797	485,024
Building improvements	307,396	285,564
Leasehold improvements	246,244	181,990
Land	144,871	145,065
Furniture and fixtures	143,739	121,206
Capital projects in-progress	112,232	23,026
Total	2,861,647	2,480,908
Less accumulated depreciation and amortization	(1,568,632)	(1,405,836)
Property and equipment, net	$1,293,015	$1,075,072

Depreciation and amortization expense of property and equipment for fiscal 2019, 2018 and 2017 was $173.1 million, $157.1 million and $156.9 million, respectively.
Property and equipment, net, by geographic area as of November 29, 2019 and November 30, 2018 was as follows:

(in thousands)	2019	2018
Americas:
United States	$1,126,406	$882,145
Other	2,735	30,475
Total Americas	1,129,141	912,620
EMEA	54,394	51,033
APAC	109,480	111,419
Property and equipment, net	$1,293,015	$1,075,072

NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for the years ended November 29, 2019 and November 30, 2018 was as follows:

(in thousands)	2017	Acquisitions	Other(1)	2018	Acquisitions	Other(1)	2019
Digital Media	$2,724,747	$15,247	$(2,481)	$2,737,513	$125,899	$(914)	$2,862,498
Digital Experience	2,838,390	4,775,969	(29,246)	7,585,113	270	(15,103)	7,570,280
Publishing	258,424	—	(2)	258,422	—	(1)	258,421
Goodwill	$5,821,561	$4,791,216	$(31,729)	$10,581,048	$126,169	$(16,018)	$10,691,199
_________________________________________

(1)	Amounts primarily consist of foreign currency translation adjustments.
Other intangibles, net, by reportable segment as of November 29, 2019 and November 30, 2018 were as follows:

(in thousands)	2019	2018
Digital Media	$79,483	$68,280
Digital Experience	1,640,925	2,000,718
Publishing	157	3
Other intangibles, net	$1,720,565	$2,069,001

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain goodwill and other intangibles were misclassified between Digital Media and Digital Experience in the prior year, which have been recast in the above tables. The impact to our prior year disclosures was immaterial and there was no impact to the Consolidated Financial Statements resulting from the change in classification.
Other intangibles, net, as of November 29, 2019 and November 30, 2018 were as follows:

(in thousands)	2019			2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	$1,219,029	$(436,545)	$782,484	$1,329,432	$(416,176)	$913,256
Purchased technology	759,111	(223,115)	535,996	750,286	(118,812)	631,474
Trademarks	384,300	(73,546)	310,754	384,855	(25,968)	358,887
Backlog	143,400	(75,570)	67,830	147,300	(13,299)	134,001
Acquired rights to use technology	59,524	(46,823)	12,701	58,966	(48,770)	10,196
Other	23,745	(12,945)	10,800	51,096	(29,909)	21,187
Other intangibles, net	$2,589,109	$(868,544)	$1,720,565	$2,721,935	$(652,934)	$2,069,001

In fiscal 2019, and 2018, certain intangibles associated with our acquisitions in prior years became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to other intangibles was $402.3 million, $182.6 million and $153.6 million for fiscal 2019, 2018 and 2017 respectively. Of these amounts, $227.0 million, $91.3 million and $76.1 million were included in cost of sales for fiscal 2019, 2018 and 2017 respectively.
Other intangibles are amortized over their estimated useful lives of 1 to 15 years. As of November 29, 2019, we expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

(in thousands)	Other Intangibles
2020	$364,683
2021	254,921
2022	222,810
2023	214,188
2024	201,953
Thereafter	462,010
Total expected amortization expense	$1,720,565

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of November 29, 2019 and November 30, 2018 consisted of the following:

(in thousands)	2019	2018
Accrued compensation and benefits	$317,897	$313,874
Accrued bonuses	222,333	216,007
Accrued media costs	117,591	124,849
Accrued building rent	98,570	61,544
Taxes payable	82,988	57,525
Accrued corporate marketing	79,937	66,186
Sales and marketing allowances	74,163	44,968
Royalties payable	61,938	51,529
Fair value of derivatives	32,531	816
Accrued interest expense	28,878	29,481
Other	281,722	196,406
Accrued expenses	$1,398,548	$1,163,185

Accrued media costs primarily relate to our advertising platform offerings. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses and sales returns reserves.
NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2019, 2018 and 2017 consisted of the following:

(in thousands)	2019	2018	2017
Domestic	$437,603	$542,948	$1,056,156
Foreign	2,767,138	2,250,928	1,081,485
Income before income taxes	$3,204,741	$2,793,876	$2,137,641
The provision for income taxes for fiscal 2019, 2018 and 2017 consisted of the following:

(in thousands)	2019	2018	2017
Current:
United States federal	$6,563	$501,272	$298,802
Foreign	211,174	140,308	60,962
State and local	30,893	28,612	33,578
Total current	248,630	670,192	393,342
Deferred:
United States federal	22,528	(466,113)	48,905
Foreign	(11,675)	(9,734)	(4,242)
State and local	(6,200)	8,757	5,682
Total deferred	4,653	(467,090)	50,345
Provision for income taxes	$253,283	$203,102	$443,687

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly changed existing U.S. tax law and includes many provisions applicable to us, such as reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income and adopting a territorial tax system. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal 2018, our blended U.S. federal statutory tax rate was 22.2%. This was the result of using the tax rate of 35% for the first month of fiscal 2018 and the reduced tax rate of 21% for the remaining eleven months of fiscal 2018. The Tax Act also required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income, in each case reduced by certain foreign tax credits. The Tax Act also included a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act were effective for us beginning December 1, 2018.
During fiscal 2018, we recorded tax charges for the impact of the Tax Act using the current available information and technical guidance on the interpretations of the Tax Act. The accounting analysis was finalized based on the guidance, interpretations and data available as of November 30, 2018.
Certain international provisions introduced in the Tax Act are effective for us starting in fiscal 2019. As part of these provisions, an accounting policy election is available to either account for the tax effects of certain taxes in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We elected to account for the tax effects of these provisions in the period that it is subject to such tax.
Reconciliation of Provision for Income Taxes
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 21% in 2019, 22.2% in 2018 and 35% in 2017 by income before income taxes) as a result of the following:

(in thousands)	2019	2018	2017
Computed “expected” tax expense	$672,996	$620,240	$748,174
State tax expense, net of federal benefit	23,510	25,214	25,131
Tax credits	(99,772)	(110,849)	(38,000)
Effects of non-U.S. operations	(224,214)	(384,393)	(215,490)
Stock-based compensation, net of tax deduction	(85,944)	(95,372)	(42,512)
Resolution of income tax examinations	(39,291)	(42,432)	(31,358)
Domestic manufacturing deduction benefit	—	(13,098)	(32,200)
Impacts of the U.S. Tax Act	2,955	185,997	—
Tax charge for licensing acquired company technology to foreign subsidiaries	—	—	24,771
Other	3,043	17,795	5,171
Provision for income taxes	$253,283	$203,102	$443,687

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 29, 2019 and November 30, 2018 are presented below:

(in thousands)	2019	2018
Deferred tax assets:
Acquired technology	$4,568	$9,561
Reserves and accruals	53,796	59,100
Deferred revenue	12,036	37,690
Stock-based compensation	106,911	89,240
Net operating loss carryforwards of acquired companies	137,151	209,445
Credit carryforwards	252,074	173,748
Capitalized expenses	44,912	19,074
Benefits relating to tax positions	47,458	51,965
Other	32,794	37,160
Total gross deferred tax assets	691,700	686,983
Deferred tax asset valuation allowance	(244,432)	(174,496)
Total deferred tax assets	447,268	512,487
Deferred tax liabilities:
Depreciation and amortization	36,458	40,425
Undistributed earnings of foreign subsidiaries	51,883	17,556
Prepaid expenses	86,279	—
Acquired intangible assets	413,146	501,208
Total deferred tax liabilities	587,766	559,189
Net deferred tax liabilities	$140,498	$46,702

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Included in the deferred tax assets and liabilities for fiscal 2019 and 2018 are amounts related to various acquisitions. In assessing the realizability of deferred tax assets, management determined that it is not more likely than not that we will have sufficient taxable income in certain states and foreign jurisdictions to fully utilize available tax credits and other attributes. The deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States or are exempted from taxation as a result of the new territorial tax system. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 29, 2019, the cumulative amount of foreign earnings upon which U.S. income taxes have not been provided, and the corresponding unrecognized deferred tax liability, is not material.
As of November 29, 2019, we have net operating loss carryforwards of approximately $421.6 million for federal, $374.5 million for state and $82.6 million for foreign. We also have federal, state and foreign tax credit carryforwards of approximately $44.4 million, $243.8 million and $15.1 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2020 through 2038. The majority of the state tax credit carryforwards and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are reduced by the valuation allowance and are subject to an annual limitation under Internal Revenue Code Section 382. The carrying amount of such assets and credits is expected to be fully realized.
As of November 29, 2019, a valuation allowance of $244.4 million has been established for certain deferred tax assets related to certain federal, state and foreign assets. For fiscal 2019, the total change in the valuation allowance was $69.9 million.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2019 and 2018, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

(in thousands)	2019	2018
Beginning balance	$196,152	$172,945
Gross increases in unrecognized tax benefits – prior year tax positions	14,850	16,191
Gross decreases in unrecognized tax benefits – prior year tax positions	(2,282)	(4,000)
Gross increases in unrecognized tax benefits – current year tax positions	18,526	60,721
Gross decreases in unrecognized tax benefits – current year tax positions	(2,879)	—
Settlements with taxing authorities	(230)	—
Lapse of statute of limitations	(49,813)	(45,922)
Foreign exchange gains and losses	(987)	(3,783)
Ending balance	$173,337	$196,152

The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $25.1 million and $24.6 million for fiscal 2019 and 2018, respectively. These amounts were included in long-term income taxes payable in their respective years.
We file income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. Our major tax jurisdictions are Ireland, California and the United States. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2015 and 2016, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $20 million.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe Inc. 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2019, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $51.7 million, $41.0 million and $34.3 million in fiscal 2019, 2018 and 2017, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Inc. Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance awards, time-based restricted stock units and directors’ fees. Participants are able

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made or vests. For cash benefit elections, distributions are made in cash and in the form of a lump sum, or five, ten, or fifteen-year annual installments. For stock benefit elections, distributions are settled in stock and in the form of a lump sum payment only. Beginning January 1, 2020, our updated Deferred Compensation Plan will no longer allow participants, except our Board of Directors, to make stock benefit elections.
As of November 29, 2019 and November 30, 2018, the invested amounts under the Deferred Compensation Plan total $93.8 million and $69.0 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 29, 2019 and November 30, 2018, $108.8 million and $84.0 million, respectively, were recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Units
Prior to April 2019, we granted restricted stock units and performance awards to eligible employees under our 2003 Equity Incentive Plan, as amended (“2003 Plan”). In April 2019, our stockholders approved the 2019 Equity Incentive Plan (“2019 Plan”) which replaced the 2003 Plan.
Beginning January 2019, restricted stock units granted as part of our annual review process or for promotions vest over four years. Restricted stock units granted as part of our annual review process or for promotions with grant dates prior to January 2019 continue to vest over three years. Restricted stock units granted to new hires generally vest over four years. Certain grants have other vesting periods approved by our Board of Directors or an authorized committee. We grant performance awards to officers and key employees which cliff-vest after three years.
As of November 29, 2019, we had reserved 46.0 million shares of common stock for issuance under our 2019 Plan and had 44.1 million shares available for grant.
Employee Stock Purchase Plan
Our 1997 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The ESPP will continue until the earlier of termination by the Board of Directors or the date on which all of the shares available for issuance under the plan have been issued.
As of November 29, 2019, we had reserved 93.0 million shares of our common stock for issuance under the ESPP and approximately 3.8 million shares remain available for future issuance.
Performance Share Programs
Our 2019, 2018 and 2017 Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology, under the terms of our 2003 Plan. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and fully vest upon the later of the Executive Compensation Committee's certification of the level of achievement or the three-year anniversary of each grant. Program participants generally have the ability to receive up to 200% of the target number of shares originally granted.
On January 24, 2018, the Executive Compensation Committee approved the 2019 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 29, 2019, the shares awarded under our 2019, 2018 and 2017 Performance Share Programs remain outstanding and are yet to be achieved.
Issuance of Shares
Upon vesting of restricted stock units and performance shares, purchases of shares under the ESPP and exercise of stock options, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock units and performance shares, we instituted a stock repurchase program. See Note 14 for information regarding our stock repurchase programs.
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
The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	2019	2018	2017
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	30% - 35%	26% - 29%	22% - 27%
Risk free interest rate	1.78% - 2.47%	1.54% - 2.52%	0.62% - 1.41%

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2019, 2018 and 2017 was as follows:

(in thousands)	2019	2018	2017
Beginning outstanding balance	8,668	9,304	8,316
Awarded	4,598	4,012	5,018
Released	(3,847)	(3,988)	(3,859)
Forfeited	(785)	(660)	(766)
Increase due to acquisition	—	—	595
Ending outstanding balance	8,634	8,668	9,304

The weighted average grant date fair values of restricted stock units granted during fiscal 2019, 2018 and 2017 were $253.91, $208.73 and $120.33, respectively. The total fair value of restricted stock units vested during fiscal 2019, 2018 and 2017 was $969.6 million, $837.3 million and $472.0 million, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding restricted stock units outstanding at November 29, 2019, November 30, 2018 and December 1, 2017 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2019
Restricted stock units outstanding	8,634	1.12	$2,672.6
Restricted stock units expected to vest	7,987	1.05	$2,472.2
2018
Restricted stock units outstanding	8,668	1.06	$2,174.7
Restricted stock units expected to vest	8,049	1.01	$2,019.5
2017
Restricted stock units outstanding	9,304	1.11	$1,670.2
Restricted stock units expected to vest	8,608	1.05	$1,545.3
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of November 29, 2019, November 30, 2018 and December 1, 2017 were $309.53, $250.89 and $179.52, respectively.

Summary of Performance Shares
Performance share activity for fiscal 2019, 2018 and 2017 was as follows:

(in thousands)	2019		2018		2017
	Shares Granted (1)	Maximum Shares Eligible to Receive	Shares Granted (2)	Maximum Shares Eligible to Receive	Shares Granted (3)	Maximum Shares Eligible to Receive
Beginning outstanding balance	1,148	2,296	1,534	3,068	1,630	3,261
Awarded	722	614	837	628	1,082	1,040
Achieved	(830)	(830)	(1,050)	(1,053)	(1,135)	(1,147)
Forfeited	(82)	(164)	(173)	(347)	(43)	(86)
Ending outstanding balance	958	1,916	1,148	2,296	1,534	3,068

_________________________________________

(1)
Shares awarded during fiscal 2019 include 0.4 million additional shares awarded for the final achievement of the 2016 Performance Share Program which was certified in the first quarter of fiscal 2019. The remaining awarded shares were for the 2019 Performance Share Program. Shares achieved during fiscal 2019 resulted from 200% achievement of target for the 2016 Performance Share Program.

(2)
Shares awarded during fiscal 2018 include 0.5 million additional shares awarded for the final achievement of the 2015 Performance Share Program which was certified in the first quarter of fiscal 2018. The remaining awarded shares were for the 2018 Performance Share Program. Shares achieved during fiscal 2018 resulted from 200% achievement of target for the 2015 Performance Share Program.

(3)
Shares awarded during fiscal 2017 include 0.6 million additional shares awarded for the final achievement of the 2014 Performance Share Program which was certified in the first quarter of fiscal 2017. The remaining awarded shares were for the 2017 Performance Share Program. Shares achieved during fiscal 2017 resulted from 198% achievement of target for the 2014 Performance Share Program.

The total fair value of performance awards vested during fiscal 2019, 2018 and 2017 was $203.8 million, $208.2 million and $127.4 million, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Employee Stock Purchase Plan Shares
The weighted average subscription date fair value of shares under the ESPP during fiscal 2019, 2018 and 2017 were $72.98, $53.12 and $29.86, respectively. Employees purchased 1.5 million shares at an average price of $150.55, 1.8 million shares at an average price of $104.94, and 1.9 million shares at an average price of $77.63 for fiscal 2019, 2018 and 2017, respectively. The intrinsic value of shares purchased during fiscal 2019, 2018 and 2017 was $178.8 million, $198.9 million and $97.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Grants to Executive Officers
All equity awards granted to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.
Grants to Non-Employee Directors
Although the 2003 and 2019 Plans provide for the granting of non-qualified stock options and restricted stock units to non-employee directors, restricted stock units are the primary form of our grants to non-employee directors. The initial equity grant to new non-employee directors and annual equity grants to existing non-employee directors are restricted stock unit awards, each grant having an aggregate value of $0.3 million based on the average stock price over the 30 calendar days ending on the day before the date of grant and vest 100% on the day preceding the next annual meeting. The actual target grant value of initial equity grants will be prorated based on the number of days remaining before the next annual meeting or the date of the first anniversary of our last annual meeting if the next annual meeting is not yet scheduled.
Restricted stock units granted to directors for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Annual equity grants to existing directors	10	11	18
Initial equity grants to new directors	1	1	—

Compensation Costs
We recognize the estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
We also recognize the estimated compensation cost of performance shares, net of estimated forfeitures, on a straight-line basis over the requisite performance period or service period of the entire award, whichever is longer. Our performance share awards are earned upon achievement of an objective total stockholder return measure at the end of the three-year performance period, as described above.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
As of November 29, 2019, there was $1.36 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2019, 2018 and 2017 were as follows:

(in thousands)	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total (1)
Restricted Stock Units and Performance Share Awards
2019	$22,822	$18,535	$338,483	$206,371	$98,886	$685,097
2018	$17,515	$12,111	$253,078	$178,548	$77,462	$538,714
2017	$16,792	$9,602	$161,366	$139,047	$77,133	$403,940
Stock Purchase Rights and Options
2019	$5,823	$7,271	$36,663	$42,405	$10,446	$102,608
2018	$4,102	$8,286	$23,918	$27,252	$7,290	$70,848
2017	$180	$6,661	$20,126	$18,592	$4,973	$50,532
_________________________________________

(1)	During fiscal 2019, 2018 and 2017, we recorded tax benefits related to stock-based compensation costs of $248.4 million, $222.4 million and $153.2 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2019 were as follows:

(in thousands)	November 30, 2018	Increase / Decrease	Reclassification Adjustments		November 29, 2019
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$44	$4,594	$(171)		$4,467
Unrealized losses on available-for-sale securities	(25,374)	24,815	295		(264)
Total net unrealized gains / losses on available-for-sale securities	(25,330)	29,409	124	(1)	4,203
Net unrealized gains / losses on derivative instruments designated as hedging instruments	21,732	294	(44,334)	(2)	(22,308)
Cumulative foreign currency translation adjustments	(144,532)	(25,397)	—		(169,929)
Total accumulated other comprehensive income (loss), net of taxes	$(148,130)	$4,306	$(44,210)		$(188,034)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in interest and other income (expense), net.

(2)
Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the taxes related to each component of other comprehensive income for fiscal 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Available-for-sale securities:
Unrealized gains / losses	$—	$—	$663
Reclassification adjustments	—	—	(491)
Subtotal available-for-sale securities	—	—	172
Derivatives designated as hedging instruments:
Unrealized gains / losses	6,968	—	—
Reclassification adjustments	(383)	(1,946)	(732)
Subtotal derivatives designated as hedging instruments	6,585	(1,946)	(732)
Foreign currency translation adjustments	—	(1,742)	3,005
Total taxes, other comprehensive income (loss)	$6,585	$(3,688)	$2,445

NOTE 14.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us an authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During fiscal 2019, 2018 and 2017, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.75 billion, $2.05 billion, and $1.10 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. We repurchased approximately 9.9 million shares at an average price of $270.23 per share in fiscal 2019, 8.7 million shares at an average price of $230.43 per share in fiscal 2018, and 8.2 million shares at an average price of $134.20 per share in fiscal 2017.
For fiscal 2019, 2018 and 2017, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 29, 2019, November 30, 2018 and December 1, 2017 were excluded from the computation of earnings per share. As of November 29, 2019, $229.2 million of prepayments remained under the agreement.
Subsequent to November 29, 2019, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $850 million stock repurchase agreement, $4.25 billion remains under our May 2018 authority.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units and performance awards. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, purchase rights, performance awards and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2019, 2018 and 2017:

(in thousands, except per share data)	2019	2018	2017
Net income	$2,951,458	$2,590,774	$1,693,954
Shares used to compute basic net income per share	486,291	490,564	493,632
Dilutive potential common shares:
Restricted stock units and performance share awards	4,875	7,142	7,161
Stock purchase rights and options	406	137	330
Shares used to compute diluted net income per share	491,572	497,843	501,123
Basic net income per share	$6.07	$5.28	$3.43
Diluted net income per share	$6.00	$5.20	$3.38

Anti-dilutive potential common shares (1)	175	209	141

_________________________________________

(1)	Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.
NOTE 16.  COMMITMENTS AND CONTINGENCIES
 Lease Commitments
We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense for these leases was approximately $170.5 million, $137.2 million and $115.4 million in fiscal 2019, 2018 and 2017, respectively. Our sublease income was immaterial for all periods presented.
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations and operating leases for each of the next five years and thereafter as of November 29, 2019:

(in thousands)		Operating Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income
2020	$545,042	$98,200	$9,523
2021	407,528	91,866	9,000
2022	528,266	81,493	6,362
2023	555,658	68,539	2,327
2024	—	60,691	—
Thereafter	—	337,903	—
Total	$2,036,494	$738,692	$27,212

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $153.7 million, $119.1 million and $100.9 million in fiscal 2019, 2018 and 2017, respectively.
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
NOTE 17.  DEBT
Our debt as of November 29, 2019 and November 30, 2018 consisted of the following:

(in thousands)	2019	2018
Current debt:
Term loan	$2,249,784	$—
Notes	899,767	—
Fair value of interest rate swap	(208)	—
Current debt	3,149,343	—
Long-term debt:
Term loan	—	2,248,427
Notes	988,924	1,886,117
Fair value of interest rate swap	—	(9,744)
Long-term debt	988,924	4,124,800
Total carrying value of debt	$4,138,267	$4,124,800

Term Loan Credit Agreement
In October 2018, we entered into a credit agreement providing for an up to $2.25 billion senior unsecured term loan for the purpose of partially funding the purchase price for our acquisition of Marketo and the related fees and expenses incurred in connection with the acquisition. The Term Loan funds were received on October 31, 2018 upon closing of the acquisition and will mature 18 months following the initial funding date. In addition, we incurred issuance costs of $0.7 million which are amortized to interest expense over the term using the straight-line method. The Term Loan ranks equally with our other unsecured and unsubordinated indebtedness. There are no scheduled principal amortization payments prior to maturity and the Term Loan may be prepaid and terminated at our election at any time without penalty or premium. At our election, the Term Loan will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. Interest is payable periodically, in arrears, at the end of each interest period we elect. During fiscal 2019, we made interest payments on our Term Loan totaling $69.9 million. The Term Loan credit agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement, including the financial covenant. As of November 29, 2019, we were in compliance with all covenants. During the second quarter of fiscal 2019, we reclassified the Term Loan as current debt in our Consolidated Balance Sheets. As of November 29, 2019, the carrying value of the Term Loan was $2.25 billion which is net of debt issuance costs. We intend to refinance the Term Loan on or before the due date.
Senior Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020. Our proceeds were approximately $894.5 million which is net of an issuance discount of $5.5 million. In addition, we incurred issuance costs of $6.4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The effective interest rate including the discount and issuance costs was 4.92%. Interest is payable semi-annually, in arrears, on February 1 and August 1, and commenced on August 1, 2010.
In June 2014, we entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes. The interest rate swaps effectively convert the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. Under the terms of the swap, we will pay monthly interest at the one-month LIBOR interest rate

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plus a fixed number of basis points on the $900 million notional amount. In exchange, we will receive 4.75% fixed rate interest from the swap counterparties. The fair value of the interest rate swaps is included in the carrying value of our debt in the Consolidated Balance Sheets. See Note 6 for further details regarding our interest rate swap derivatives.
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
During the first quarter of fiscal 2019, we reclassified the 2020 Notes as current debt in our Consolidated Balance Sheets. As of November 29, 2019, the carrying value of the 2020 Notes was $899.6 million which includes the fair value of the interest rate swap and is net of debt issuance costs. We intend to refinance the 2020 Notes on or before the due date.
As of November 29, 2019, our outstanding notes payable consist of the 2020 Notes and 2025 Notes (the “Notes”) with a total carrying value of $1.89 billion, which includes the fair value of the interest rate swaps and is net of debt issuance costs. Based on quoted prices in inactive markets, the fair value of the Notes was $1.96 billion as of November 29, 2019.
The Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 29, 2019, we were in compliance with all of the covenants.
During fiscal 2019, we made semi-annual interest payments on our 2020 and 2025 Notes totaling $75.3 million.
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
Revolving Credit Agreement
In October 2018, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1 billion senior unsecured revolving credit facility and incurred issuance costs of $0.8 million which are amortized to interest expense over the term using the straight-line method. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.585% to 1.015% or (ii) a base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.500% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.000% to 0.015%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.040% to 0.110% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of November 29, 2019, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 18.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2019, 2018 and 2017 included the following:

(in thousands)	2019	2018	2017
Interest and other income (expense), net:
Interest income	$68,321	$92,540	$66,069
Foreign exchange gains (losses)	(26,252)	(42,612)	(30,705)
Realized gains on fixed income investments	171	655	1,673
Realized losses on fixed income investments	(295)	(11,305)	(725)
Other	310	258	83
Interest and other income (expense), net	$42,255	$39,536	$36,395
Interest expense	$(157,214)	$(89,242)	$(74,402)
Investment gains (losses), net:
Realized investment gains	$46,141	$6,128	$3,279
Unrealized investment gains	5,572	—	4,274
Realized investment losses	(134)	—	—
Unrealized investment losses	—	(2,915)	—
Investment gains (losses), net	$51,579	$3,213	$7,553
Non-operating income (expense), net	$(63,380)	$(46,493)	$(30,454)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2019
(in thousands, except per share data)	Quarter Ended
	March 1	May 31	August 30	November 29
Revenue	$2,600,946	$2,744,280	$2,834,126	$2,991,945
Gross profit	$2,203,660	$2,336,792	$2,418,163	$2,539,962
Income before income taxes	$702,334	$710,772	$834,488	$957,147
Net income	$674,241	$632,593	$792,763	$851,861
Basic net income per share	$1.38	$1.30	$1.63	$1.76
Diluted net income per share	$1.36	$1.29	$1.61	$1.74

	2018
(in thousands, except per share data)	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$2,078,947	$2,195,360	$2,291,076	$2,464,625
Gross profit	$1,820,045	$1,914,016	$1,995,584	$2,105,364
Income before income taxes	$702,502	$690,799	$701,358	$699,217
Net income	$583,076	$663,167	$666,291	$678,240
Basic net income per share	$1.18	$1.35	$1.36	$1.39
Diluted net income per share	$1.17	$1.33	$1.34	$1.37

Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of November 29, 2019 and November 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 29, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 29, 2019 and November 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended November 29, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and sales commissions as of December 1, 2018, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting under item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of performance obligations in cloud-enabled software subscriptions
As discussed in Note 1 to the consolidated financial statements, cloud-enabled services are highly integrated and interrelated with on-premise or on-device software licenses in the Company’s Creative Cloud and Document Cloud subscription offerings. Because of this, the cloud-based services and the on-premise/on-device software licenses are not considered distinct from each other and the applicable subscription is accounted for as a single performance obligation.
We identified the assessment of performance obligations in these cloud-enabled software subscription offerings as a critical audit matter. A high degree of subjective auditor judgment was required to assess the nature of the Company’s Creative Cloud and Document Cloud offerings, their intended benefit to customers as an integrated offering, and the level of integration that exists between the cloud-enabled services and the on-premise/on-device licenses.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to the assessment of distinct performance obligations. We read the Creative Cloud and Document Cloud subscription offering agreements to understand the contractual terms and conditions. We participated in product demonstrations, examined marketing materials, and performed interviews with the Company’s product and engineering department to both understand and observe specific functionalities of the integrated offering and evaluate the nature of the promise made to the Company’s Creative Cloud and Document Cloud customers. We evaluated the features and functionalities of the Creative Cloud and Document Cloud subscription that can be accessed only when using the on-premise/on-device software while connected to the Adobe cloud to assess that customers receive the intended benefit from each solution only as an integrated offering.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Santa Clara, California
January 21, 2020

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 29, 2019. Based on their evaluation as of November 29, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of November 29, 2019. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of November 29, 2019, our internal controls over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal controls over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting
On December 1, 2018, we implemented new and modified existing internal controls based on the adoption of the new revenue standard. This resulted in changes to our processes related to revenue recognition and underlying control activities, including our information systems. There were no changes in our internal controls over financial reporting during the quarter ended November 29, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2020 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) is incorporated herein by reference to our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2020 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2020 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2020 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2020 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1
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
		8-K	9/21/18	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Form of Global Note for Adobe Systems Incorporated’s 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/10	4.1	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Description of Adobe’s Common Stock					X

10.1	1997 Employee Stock Purchase Plan, as amended*	10-Q	6/29/16	10.3	000-15175

10.2A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.2B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.2C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.2D	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.2E	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.2F	2017 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/27/17	10.2	000-15175

10.2G	Form of 2017 Performance Share Award Grant Notice and Award Agreement pursuant to 2017 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/27/17	10.3	000-15175

10.2H	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.2I	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.2J	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.2K	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2019 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3A	2019 Equity Incentive Plan*	8-K	4/12/19	10.1	000-15175

10.3B	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35B	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3C	Form of Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35C	000-15175

10.3D	Anil Chakravarthy Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*					X

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6A	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.6B	Amendment No. One to Adobe Deferred Compensation Plan*					X

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Societe Generale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

10.8	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. as Borrower, JPMorgan Chase Bank, N.A. as Syndication Agent, Wells Fargo Bank National Association as Documentation Agent, Bank of America, N.A. as Administrative Agent, and the Other Lenders Party Thereto	8-K	10/19/18	10.2	000-15175

10.9	Adobe Systems Incorporated 2017 Executive Severance Plan in the Event of a Change of Control*	8-K	12/14/17	10.1	000-15175

10.10	2019 Executive Annual Incentive Plan*	8-K	1/28/19	10.4	000-15175

10.11	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

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
Date: January 21, 2020

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 21, 2020
Shantanu Narayen	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN MURPHY		January 21, 2020
John Murphy	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MARK GARFIELD		January 21, 2020
Mark Garfield	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ JAMES DALEY		January 21, 2020
James Daley	Director

/s/ AMY BANSE		January 21, 2020
Amy Banse	Director

Signature	Title	Date

/s/ FRANK CALDERONI		January 21, 2020
Frank Calderoni	Director

/s/ LAURA DESMOND		January 21, 2020
Laura Desmond	Director

/s/ CHARLES GESCHKE		January 21, 2020
Charles Geschke	Director

/s/ KATHLEEN OBERG		January 21, 2020
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 21, 2020
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 21, 2020
David Ricks	Director

/s/ DAN ROSENSWEIG		January 21, 2020
Dan Rosensweig	Director

/s/ JOHN WARNOCK		January 21, 2020
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Adobe
Adobe Aero
Adobe Audition
Adobe CreativeSync
Adobe Dimension
Adobe Experience Cloud
Adobe Fresco
Adobe Marketing Cloud
Adobe Premiere
Adobe Premiere Rush
Adobe Sensei
After Effects
Behance
Creative Cloud
Document Cloud
Illustrator
InCopy
InDesign
Lightroom
Magento
Marketo
Photoshop
PostScript
Premiere Rush
Reader
Sensei
TubeMogul

All other trademarks are the property of their respective owners.