Form 10-Q
period 2020-02-28
ADOBE INC.
filed 2020-03-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2020

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of March 20, 2020 was 481,800,850.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	February 28, 2020	November 29, 2019
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,688	$2,650
Short-term investments	1,483	1,527
Trade receivables, net of allowances for doubtful accounts of $9 and $10, respectively	1,389	1,535
Prepaid expenses and other current assets	895	783
Total current assets	6,455	6,495
Property and equipment, net	1,340	1,293
Operating lease right-of-use assets, net	504	—
Goodwill	10,691	10,691
Other intangibles, net	1,626	1,721
Other assets	598	562
Total assets	$21,214	$20,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$265	$209
Accrued expenses	1,241	1,399
Debt	—	3,149
Deferred revenue	3,489	3,378
Income taxes payable	149	56
Operating lease liabilities	84	—
Total current liabilities	5,228	8,191
Long-term liabilities:
Debt	4,113	989
Deferred revenue	125	123
Income taxes payable	530	616
Deferred income taxes	48	140
Operating lease liabilities	514	—
Other liabilities	191	173
Total liabilities	10,749	10,232
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 483 shares outstanding for both periods	—	—
Additional paid-in-capital	6,665	6,504
Retained earnings	15,390	14,829
Accumulated other comprehensive income (loss)	(189)	(188)
Treasury stock, at cost (118 shares for both periods)	(11,401)	(10,615)
Total stockholders’ equity	10,465	10,530
Total liabilities and stockholders’ equity	$21,214	$20,762
_________________________________________

(*)
The condensed consolidated balance sheet as of November 29, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	February 28, 2020	March 1, 2019
Revenue:
Subscription	$2,825	$2,305
Product	143	171
Services and support	123	125
Total revenue	3,091	2,601
Cost of revenue:
Subscription	355	288
Product	7	12
Services and support	90	97
Total cost of revenue	452	397
Gross profit	2,639	2,204
Operating expenses:
Research and development	532	465
Sales and marketing	857	781
General and administrative	271	216
Amortization of intangibles	42	47
Total operating expenses	1,702	1,509
Operating income	937	695
Non-operating income (expense):
Interest expense	(33)	(41)
Investment gains (losses), net	(3)	44
Other income (expense), net	18	4
Total non-operating income (expense), net	(18)	7
Income before income taxes	919	702
Provision for (benefit from) income taxes	(36)	28
Net income	$955	$674
Basic net income per share	$1.98	$1.38
Shares used to compute basic net income per share	482	488
Diluted net income per share	$1.96	$1.36
Shares used to compute diluted net income per share	488	494

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	February 28, 2020	March 1, 2019
	Increase/(Decrease)
Net income	$955	$674
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	4	13
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	1	(9)
Reclassification adjustment for realized gains / losses on derivative instruments	(2)	(8)
Net increase (decrease) from derivatives designated as hedging instruments	(1)	(17)
Foreign currency translation adjustments	(4)	2
Other comprehensive income (loss), net of taxes	(1)	(2)
Total comprehensive income, net of taxes	$954	$672

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended February 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	955	—	—	—	955
Other comprehensive income (losses), net of taxes	—	—	—	—	(1)	—	—	(1)
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(394)	—	2	72	(378)
Purchase of treasury stock	—	—	—	—	—	(2)	(850)	(850)
Stock-based compensation	—	—	217	—	—	—	—	217
Value of shares in deferred compensation plan	—	—	—	—	—	—	(8)	(8)
Balances at February 28, 2020	601	$—	$6,665	$15,390	$(189)	(118)	$(11,401)	$10,465

	Three Months Ended March 1, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	601	$—	$5,685	$11,816	$(148)	(113)	$(7,991)	$9,362
Impacts of adoption of the new revenue standard	—	—	—	442	—	—	—	442
Net income	—	—	—	674	—	—	—	674
Other comprehensive income (losses), net of taxes	—	—	—	—	(2)	—	—	(2)
Re-issuance of treasury stock under stock compensation plans	—	—	(8)	(353)	—	3	80	(281)
Purchase of treasury stock	—	—	—	—	—	(2)	(500)	(500)
Stock-based compensation	—	—	180	—	—	—	—	180
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at March 1, 2019	601	$—	$5,857	$12,579	$(150)	(112)	$(8,415)	$9,871

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	February 28, 2020	March 1, 2019
Cash flows from operating activities:
Net income	$955	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	188	186
Stock-based compensation	217	185
Reduction of operating lease right-of-use assets	21	—
Deferred income taxes	(93)	(19)
Unrealized losses (gains) on investments, net	6	(42)
Other non-cash items	2	1
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	145	65
Prepaid expenses and other assets	(197)	(148)
Trade payables	55	(41)
Accrued expenses and other liabilities	(98)	(20)
Income taxes payable	10	6
Deferred revenue	114	166
Net cash provided by operating activities	1,325	1,013
Cash flows from investing activities:
Purchases of short-term investments	(213)	—
Maturities of short-term investments	235	97
Proceeds from sales of short-term investments	26	14
Acquisitions, net of cash acquired	—	(100)
Purchases of property and equipment	(94)	(65)
Purchases of long-term investments, intangibles and other assets	(2)	(78)
Net cash used for investing activities	(48)	(132)
Cash flows from financing activities:
Purchases of treasury stock	(850)	(500)
Proceeds from re-issuance of treasury stock	88	72
Taxes paid related to net share settlement of equity awards	(467)	(353)
Proceeds from issuance of debt	3,144	—
Repayment of debt	(3,150)	—
Other financing activities, net	2	(3)
Net cash used for financing activities	(1,233)	(784)
Effect of foreign currency exchange rates on cash and cash equivalents	(6)	(1)
Net increase in cash and cash equivalents	38	96
Cash and cash equivalents at beginning of period	2,650	1,643
Cash and cash equivalents at end of period	$2,688	$1,739
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$45	$52
Cash paid for interest	$38	$51

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 29, 2019 on file with the SEC (our “Annual Report”).
Reclassification
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated statements of cash flows and notes to condensed consolidated financial statements.
Recently Adopted Accounting Guidance
On February 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months, including for those leases classified as operating leases under the legacy standard (“ASC 840”). Under ASC 842, added disclosures are required as compared to ASC 840 to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
On November 30, 2019, the beginning of our fiscal year 2020, we adopted ASC 842 using the alternative modified retrospective transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we recorded ROU assets and lease liabilities of approximately $519 million and $618 million, respectively, at the adoption date and did not include any retrospective adjustments to comparative periods to reflect the adoption of ASC 842. The lease liabilities reflect the remaining minimum rental payments for our existing leases as of the adoption date, discounted using our incremental borrowing rate for each lease. The standard had no impact on our consolidated net income or cash flows. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our assessments on whether a contract was or contains a lease, our historical lease classification and our initial direct costs for any leases that existed prior to adoption date. We also elected the practical expedient that allowed us to carry forward our accounting treatment for existing land easements. We did not elect the hindsight practical expedient to determine the lease term for existing leases.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. On November 30, 2019, the beginning of our fiscal year 2020, we adopted the accounting requirements of the updated standard utilizing the modified retrospective method of transition. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Significant Accounting Policies
Leases
We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether we have the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involved an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.
We do not have any finance leases. Operating leases are recorded in our condensed consolidated balance sheets. ROU assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the lease for up to 9 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
There have been no other material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, requiring the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our accounts receivable and contract assets. The standard also requires that we recognize credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2021 and we do not plan to early adopt. We are currently evaluating the effect that the standard will have on our condensed consolidated financial statements and related disclosures.
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 28, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing	Total
Three months ended February 28, 2020
Revenue	$2,169	$858	$64	$3,091
Cost of revenue	87	361	4	452
Gross profit	$2,082	$497	$60	$2,639
Gross profit as a percentage of revenue	96%	58%	94%	85%
Three months ended March 1, 2019
Revenue	$1,777	$743	$81	$2,601
Cost of revenue	68	324	5	397
Gross profit	$1,709	$419	$76	$2,204
Gross profit as a percentage of revenue	96%	56%	93%	85%

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue by geographic area for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020	2019
Americas	$1,797	$1,510
EMEA	817	703
APAC	477	388
Total	$3,091	$2,601

Revenue by major offerings in our Digital Media reportable segment for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020	2019
Creative Cloud	$1,818	$1,495
Document Cloud	351	282
Total	$2,169	$1,777
Subscription revenue by segment for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020	2019
Digital Media	$2,058	$1,664
Digital Experience	739	612
Publishing	28	29
Total	$2,825	$2,305
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing occurring. As of February 28, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.39 billion, inclusive of unbilled receivables of $114 million. As of November 29, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.53 billion, inclusive of unbilled receivables of $149 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. The allowance for doubtful accounts was $9 million and $10 million as of February 28, 2020 and November 29, 2019, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Contract assets were $76 million and $64 million as of February 28, 2020 and November 29, 2019, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of February 28, 2020, the balance of deferred revenue was $3.61 billion, which includes $45 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 6% of the total deferred revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of November 29, 2019, the balance of deferred revenue was $3.50 billion. During the three months ended February 28, 2020, approximately $1.47 billion of revenue was recognized that was included in the balance of deferred revenue as of November 29, 2019.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2020, remaining performance obligations were approximately $9.91 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $505 million and $474 million as of February 28, 2020 and November 29, 2019, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $122 million and $126 million as of February 28, 2020 and November 29, 2019, respectively.
NOTE 3.  ACQUISITIONS
On January 23, 2019, we completed the acquisition of Allegorithmic, a privately-held 3D editing and authoring software company for gaming and entertainment, and integrated it into our Digital Media reportable segment. Prior to the acquisition, we held an equity interest in Allegorithmic that was accounted for as an equity-method investment. We acquired the remaining equity interest for approximately $106 million in cash consideration. The total purchase price, inclusive of the acquisition-date fair-value of our pre-existing equity interest, was approximately $161 million.
In conjunction with the acquisition, we separately recognized an investment gain of approximately $42 million, which represents the difference between the $55 million acquisition-date fair value of our pre-existing equity interest and our previous carrying amount.
Under the acquisition method of accounting, the total final purchase price was allocated to Allegorithmic’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Of the total purchase price, $126 million was allocated to goodwill that was non-deductible for tax purposes, $45 million to identifiable intangible assets and the remainder to net liabilities assumed.
Pro forma financial information has not been presented as the impact to our condensed consolidated financial statements was not material.
NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of February 28, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$473	$—	$—	$473
Cash equivalents:
Corporate debt securities	45	—	—	45
Money market mutual funds	2,143	—	—	2,143
Time deposits	27	—	—	27
Total cash equivalents	2,215	—	—	2,215
Total cash and cash equivalents	2,688	—	—	2,688
Short-term fixed income securities:
Asset-backed securities	95	1	—	96
Corporate debt securities	1,368	8	—	1,376
Municipal securities	11	—	—	11
Total short-term investments	1,474	9	—	1,483
Total cash, cash equivalents and short-term investments	$4,162	$9	$—	$4,171
Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2019:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$467	$—	$—	$467
Cash equivalents:
Corporate debt securities	46	—	—	46
Money market mutual funds	2,049	—	—	2,049
Time deposits	88	—	—	88
Total cash equivalents	2,183	—	—	2,183
Total cash and cash equivalents	2,650	—	—	2,650
Short-term fixed income securities:
Asset-backed securities	89	—	—	89
Corporate debt securities	1,408	4	—	1,412
Municipal securities	18	—	—	18
U.S. Treasury securities	8	—	—	8
Total short-term investments	1,523	4	—	1,527
Total cash, cash equivalents and short-term investments	$4,173	$4	$—	$4,177

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had immaterial gross unrealized losses related to our available-for-sale securities as of February 28, 2020 and November 29, 2019. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of February 28, 2020 and November 29, 2019:

(in millions)	2020		2019
	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
Corporate debt securities	$70	$9	$235	$44
Asset-backed securities	3	—	7	7
Municipal securities	—	—	3	—
Total	$73	$9	$245	$51

There were 4 securities and 38 securities in an unrealized loss position for more than twelve months at February 28, 2020 and at November 29, 2019, respectively. There were 27 securities and 115 securities in an unrealized loss position for less than twelve months at February 28, 2020 and at November 29, 2019, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of February 28, 2020:

(in millions)	Amortized Cost	Estimated Fair Value
Due within one year	$922	$925
Due between one and two years	364	367
Due between two and three years	188	191
Total	$1,474	$1,483
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to other income (expense), net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the three months ended February 28, 2020 and March 1, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended February 28, 2020.
The fair value of our financial assets and liabilities at February 28, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$45	$—	$45	$—
Money market mutual funds	2,143	2,143		—
Time deposits	27	27		—
Short-term investments:
Asset-backed securities	96	—	96	—
Corporate debt securities	1,376	—	1,376	—
Municipal securities	11	—	11	—
Prepaid expenses and other current assets:
Foreign currency derivatives	33	—	33	—
Other assets:
Deferred compensation plan assets	98	4	94	—
Total assets	$3,829	$2,174	$1,655	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$8	$—	$8	$—

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 29, 2019 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$46	$—	$46	$—
Money market mutual funds	2,049	2,049	—	—
Time deposits	88	88	—	—
Short-term investments:
Asset-backed securities	89	—	89	—
Corporate debt securities	1,412	—	1,412	—
Municipal securities	18	—	18	—
U.S. Treasury securities	8	—	8	—
Prepaid expenses and other current assets:
Foreign currency derivatives	29	—	29	—
Other assets:
Deferred compensation plan assets	94	5	89	—
Total assets	$3,833	$2,142	$1,691	$—

Liabilities:
Accrued expenses:
Treasury lock derivatives	$30	$—	$30	$—
Foreign currency derivatives	3	—	3	—
Total liabilities	$33	$—	$33	$—

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
Our Level 2 over-the-counter foreign currency derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange and interest rate data at the measurement date.
Our deferred compensation plan assets consist of money market and other mutual funds.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.31 billion as of February 28, 2020, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
In June 2019, in anticipation of refinancing our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% fixed interest rate senior notes due February 1, 2020 (“2020 Notes”), we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments and were settled upon debt issuance in the first quarter of fiscal 2020. We incurred a loss related to the settlement of the instruments which is amortized to interest expense over the term of our debt due February 1, 2030. See Note 14 for further details regarding our debt.
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
Effective in the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income (loss). Prior to this, we recorded the time value of purchased contracts in other income (expense), net in our condensed consolidated statements of income.
Fair Value Hedges
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedge related to our 2020 Notes. The interest rate swaps converted the fixed interest rate on the 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). See Note 14 for further details regarding our debt.
The interest rate swaps were accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that were attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps were included in other income (expense), net in our condensed consolidated statements of income.
During the first quarter of fiscal 2020, our 2020 Notes became due and were paid in conjunction with our debt refinancing. As of February 28, 2020, the interest rate swap agreements had matured and were no longer recognized in our condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. The changes in fair value of these contracts is recorded to other income (expense), net in our condensed consolidated statements of income. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related contracts.
The fair value of derivative instruments on our condensed consolidated balance sheets as of February 28, 2020 and November 29, 2019 were as follows:

(in millions)	2020		2019
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$25	$—	$26	$—
Treasury lock(1)	—	—	—	30
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	8	8	3	3
Total derivatives	$33	$8	$29	$33
_________________________________________

(1)
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.

(2)	Net derivatives gain expected to be recognized into revenue within the next 18 months, of which $8 million is expected within the next 12 months.
Gains (losses) on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020	2019
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$2	$(9)
Treasury lock	$(1)	$—

The effects of derivative instruments on our condensed consolidated statements of income for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020		2019
	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$7	$—	$9	$—
Amount excluded from effectiveness testing and ineffective portion	$—	$—	$—	$(12)
Derivatives not designated as hedging relationships:
Foreign exchange forward contracts	$—	$(1)	$—	$(2)

_________________________________________

(1)	Starting the third quarter of fiscal 2019, all changes in the fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of February 28, 2020 and November 29, 2019 was $10.69 billion for both periods presented.
Other intangible assets subject to amortization as of February 28, 2020 and November 29, 2019 were as follows:

(in millions)	2020			2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	$1,219	$(468)	$751	$1,219	$(436)	$783
Purchased technology	759	(255)	504	759	(223)	536
Trademarks	384	(85)	299	384	(73)	311
Other	228	(156)	72	227	(136)	91
Other intangibles, net	$2,590	$(964)	$1,626	$2,589	$(868)	$1,721

Amortization expense related to other intangibles was $96 million and $105 million for the three months ended February 28, 2020 and March 1, 2019, respectively. Of these amounts, $54 million and $58 million were included in cost of sales for the three months ended February 28, 2020 and March 1, 2019, respectively.
As of February 28, 2020, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2020	$269
2021	255
2022	223
2023	214
2024	202
Thereafter	463
Total expected amortization expense	$1,626

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of February 28, 2020 and November 29, 2019 consisted of the following:

(in millions)	2020	2019
Accrued compensation and benefits	$389	$318
Accrued bonuses	93	222
Refund liabilities	122	126
Accrued media costs	98	118
Accrued corporate marketing	84	80
Taxes payable	74	83
Royalties payable	72	62
Fair value of derivatives	8	33
Accrued interest expense	7	29
Accrued building rent	—	99
Other	294	229
Accrued expenses	$1,241	$1,399

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued media costs primarily relate to our advertising platform offerings. We accrue for media costs related to impressions purchased from third-party ad inventory sources. Other primarily includes general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events. Beginning the first quarter of fiscal 2020, as a result of ASC 842 adoption, accrued building rent is recorded as a reduction to our operating lease right-of-use assets on our condensed consolidated balance sheets. See Note 1 for further information regarding our adoption of ASC 842.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended February 28, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	8.6	$211.95
Awarded	2.7	$350.46
Released	(2.7)	$177.06
Forfeited	(0.2)	$235.76
Ending outstanding balance	8.4	$266.34	$2,896

Expected to vest	7.5	$263.96	$2,593

_________________________________________

(1)	The aggregate fair value is calculated using the closing stock price as of February 28, 2020 of $345.12.
The total fair value of restricted stock units vested during the three months ended February 28, 2020 was $950 million.
Performance Shares
In the first quarter of fiscal 2020, the Executive Compensation Committee approved the 2020 Performance Share Program, the terms of which are similar to prior year programs that are still outstanding. For information regarding our Performance Share Programs including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 29, 2019.
As of February 28, 2020, the shares awarded under our 2020, 2019 and 2018 Performance Share Programs remain outstanding and are yet to be achieved.
Performance share activity for the three months ended February 28, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	1.0	$199.78
Awarded	0.6	$271.62
Achieved	(0.8)	$118.84
Forfeited	—	$295.33
Ending outstanding balance	0.8	$326.37	$271

Expected to vest	0.7	$319.26	$237
_________________________________________

(1)	The aggregate fair value is calculated using the closing stock price as of February 28, 2020 of $345.12.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares awarded during the three months ended February 28, 2020 include 0.4 million additional shares awarded for the final achievement of the 2017 Performance Share Program which was certified in the first quarter of fiscal 2020. The remaining awarded shares were for the 2020 Performance Share Program. Shares achieved during the three months ended February 28, 2020 resulted from 200% achievement of target for the 2017 Performance Share Program.
The total fair value of performance shares achieved during the three months ended February 28, 2020 was $264 million.
Employee Stock Purchase Plan
The assumptions used to value employee stock purchase rights during the three months ended February 28, 2020 and March 1, 2019 were as follows:

	2020	2019
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	24% - 29%	35% - 37%
Risk free interest rate	1.56% - 1.58%	2.47% - 2.63%

Employees purchased 0.4 million shares at an average price of $196.45 and 0.5 million shares at an average price of $129.23 for the three months ended February 28, 2020 and March 1, 2019, respectively. The intrinsic value of shares purchased during the three months ended February 28, 2020 and March 1, 2019 was $56 million and $51 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of February 28, 2020, there was $2.08 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended February 28, 2020 and March 1, 2019 were as follows:

(in millions)	2020		2019
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options
Cost of revenue	$12	$3	$9	$4
Research and development	101	9	76	9
Sales and marketing	55	10	52	10
General and administrative	25	2	22	3
Total	$193	$24	$159	$26

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of February 28, 2020 were as follows:

(in millions)	November 29, 2019	Increase / Decrease	Reclassification Adjustments		February 28, 2020
Unrealized gains on available-for-sale securities	$4	$4	$—	(1)	$8
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(22)	1	(2)	(2)	(23)
Cumulative foreign currency translation adjustments	(170)	(4)	—		(174)
Total accumulated other comprehensive income (loss), net of taxes	$(188)	$1	$(2)		$(189)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.

(2)
Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.

Taxes related to each component of other comprehensive income (loss) for the three months ended February 28, 2020 and March 1, 2019 were not significant.
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
During the three months ended February 28, 2020 and March 1, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $850 million and $500 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the three months ended February 28, 2020, we repurchased approximately 2.4 million shares at an average price of $332.59 through structured repurchase agreements entered into during fiscal 2019 and the three months ended February 28, 2020. During the three months ended March 1, 2019 we repurchased approximately 2.1 million shares at an average price of $237.13 through structured repurchase agreements entered into during fiscal 2018 and the three months ended March 1, 2019.
For the three months ended February 28, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by February 28, 2020 were excluded from the computation of earnings per share. As of February 28, 2020, $284 million of prepayment remained under this agreement.
Subsequent to February 28, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. Upon completion of the $850 million stock repurchase agreement, $3.4 billion remains under our May 2018 authority.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended February 28, 2020 and March 1, 2019:

(in millions, except per share data)	2020	2019
Net income	$955	$674
Shares used to compute basic net income per share	482.4	488.1
Dilutive potential common shares:
Restricted stock units and performance share awards	5.0	5.7
Stock purchase rights and options	0.4	0.4
Shares used to compute diluted net income per share	487.8	494.2
Basic net income per share	$1.98	$1.38
Diluted net income per share	$1.96	$1.36

Anti-dilutive potential common shares (1)	1.1	0.3

_________________________________________

(1)	Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate or provision for liability is immaterial.
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
NOTE 14.  DEBT
The carrying values of our borrowings as of February 28, 2020 and November 29, 2019 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	February 28, 2020	November 29, 2019
4.75% 2020 Notes	February 2010	February 2020	4.92%	$—	$900
1.70% 2023 Notes	February 2020	February 2023	1.92%	500	—
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	—
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	—
Term Loan	October 2018	April 2020	2.47%	—	2,250
Total debt outstanding, at par				$4,150	$4,150
Less current portion of debt				—	(3,150)
Unamortized discount and debt issuance costs				(37)	(11)
Carrying value of long-term debt				$4,113	$989

Current portion of debt, at par				$—	$3,150
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$3,149

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Term Loan
In October 2018, we entered into a credit agreement providing a $2.25 billion senior unsecured term loan (“Term Loan”) with a maturity date of April 30, 2020. The Term Loan ranked equally with our other unsecured and unsubordinated indebtedness. There were no scheduled principal amortization payments prior to maturity and the Term Loan may be prepaid and terminated at our election at any time without penalty or premium. At our election, the Term Loan bore interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. The related issuance costs were amortized to interest expense over the Term Loan period using the effective interest method. Interest was payable periodically, in arrears, at the end of each interest period we elect. The Term Loan was paid and terminated in conjunction with our debt refinancing during the first quarter of fiscal 2020.
2020 Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (“2020 Notes”). The related discount and issuance costs were amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes became due and were paid in conjunction with our debt refinancing during the first quarter of fiscal 2020.
We entered into interest rate swaps with a total notional amount of $900 million designated as a fair value hedge related to our 2020 Notes in fiscal 2014. The interest rate swaps effectively converted the fixed interest rate on our 2020 Notes to a floating interest rate based on LIBOR. The interest rate swap agreements also matured during the first quarter of fiscal 2020. See Note 6 for further details regarding our interest rate swap derivatives.
Debt Refinancing
In February 2020, we issued $500 million of 1.70% senior notes due February 1, 2023 (“2023 Notes”), $500 million of 1.90% senior notes due February 1, 2025 (“1.90% 2025 Notes”), $850 million of 2.15% senior notes due February 1, 2027 (“2027 Notes”) and $1.30 billion of 2.30% senior notes due February 1, 2030 (“2030 Notes”). Interest is payable semi-annually on these notes in arrears on February 1 and August 1 commencing on August 1, 2020. Our total proceeds were approximately $3.14 billion, used for general corporate purposes including repayment of the 2020 Notes and Term Loan, and were net of an issuance discount of $6 million. In addition, we incurred total issuance costs of approximately $21 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the senior notes using the effective interest method.
In June 2019, in anticipation of our debt refinancing, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments. Upon debt issuance, the Treasury lock agreements were settled and we incurred a loss which is amortized to interest expense over the term of our 2030 Notes using the effective interest method. See Note 6 for further details regarding our Treasury lock agreements.
3.25% 2025 Notes
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes”) which remain outstanding as of February 28, 2020. The related discount and issuance costs were amortized to interest expense over the term of the 3.25% 2025 Notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
As of February 28, 2020, our outstanding notes payable consists of the 2023 Notes, 1.90% 2025 Notes, 3.25% 2025 Notes, 2027 Notes and 2030 Notes (collectively, the “Notes”). Based on quoted prices in inactive markets, the total fair value of our outstanding Notes was $4.31 billion as of February 28, 2020.
Our Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of February 28, 2020, we were in compliance with all of the covenants.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revolving Credit Agreement
In October 2018, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement dated as of March 2, 2012 (as amended, the “Prior Revolving Credit Agreement”). In addition, we incurred issuance costs of $1 million which is amortized to interest expense over the term using the straight-line method. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $1.5 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.585% to 1.015% or (ii) a base rate, which is defined as the highest of (a) the agent’s prime rate, (b) the federal funds effective rate plus 0.500% or (c) LIBOR plus 1.00% plus a margin, based on our debt ratings, ranging from 0.000% to 0.015%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.04% to 0.11% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of February 28, 2020, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
NOTE 15.  LEASES
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. We account for lease and non-lease components as a single lease component for our facilities and data center leases. We apply the accounting requirements of ASC 842 to short-term leases. Therefore, leases with an initial term of 12 months or less are recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.
Operating lease expense was $28 million for the three months ended February 28, 2020, which we recognized in cost of revenue and operating expenses in our condensed consolidated statements of income. The operating lease expense includes immaterial variable lease costs and is net of immaterial sublease income.
Supplemental cash flow information for the three months ended February 28, 2020 related to operating leases was as follows:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$24
Right-of-use assets obtained in exchange for operating lease liabilities	$7

The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of February 28, 2020 were 9 years and 2.35%, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of February 28, 2020, the maturities of lease liabilities under operating leases are as follows:

(in millions)
Fiscal Year	Operating Leases (1)
Remainder of 2020	$73
2021	93
2022	80
2023	65
2024	55
Thereafter	302
Total lease liabilities	$668
Less: Imputed interest	70
Present value of lease liabilities	$598
_________________________________________

(1)	Operating lease payments exclude $57 million of legally binding minimum lease payments for leases signed but not yet commenced.
Future minimum rental payments and future minimum sublease income for our operating leases as of November 29, 2019, prior to our adoption of the new leases standard, were as follows:

(in millions)	Operating Leases
Fiscal Year	Future Minimum Rental Payments	Future Minimum Sublease Income
2020	$98	$10
2021	92	9
2022	81	6
2023	69	2
2024	61	—
Thereafter	338	—
Total	$739	$27

NOTE 16.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three months ended February 28, 2020 and March 1, 2019 included the following:

(in millions)	2020	2019
Interest expense	$(33)	$(41)
Investment gains (losses), net:
Realized investment gains	$3	$44
Unrealized investment losses	(6)	—
Investment gains (losses), net	$(3)	$44
Other income (expense), net:
Interest income	$19	$16
Foreign exchange gains (losses)	(1)	(12)
Other income (expense), net	$18	$4
Non-operating income (expense), net	$(18)	$7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal 2019. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2020, we reported strong financial results consistent with the continued execution of our long-term plans for our two strategic growth areas, Digital Media and Digital Experience, while continuing to market and license a broad portfolio of products and solutions.
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
We are also a market leader with our Adobe Document Cloud offerings built around our Adobe Acrobat family of products, including Adobe Acrobat Reader DC, and a set of integrated mobile apps and cloud-based document services, including Adobe Scan and Adobe Sign. Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enabling users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC is offered both through subscription and perpetual licenses.
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
Creative ARR exiting the first quarter of fiscal 2020 was $7.58 billion, up from $7.25 billion at the end of fiscal 2019. Document Cloud ARR exiting the first quarter of fiscal 2020 was $1.15 billion, up from $1.08 billion at the end of fiscal 2019. Total Digital Media ARR grew to $8.73 billion at the end of the first quarter of fiscal 2020, up from $8.33 billion at the end of fiscal 2019.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2020 was $1.82 billion, up from $1.49 billion in the first quarter of fiscal 2019, representing 22% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2020 was $351 million, up from $282 million in the first quarter of fiscal 2019 as we continue to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $2.17 billion in the first quarter of fiscal 2020, up from $1.78 billion in the first quarter of fiscal 2019, representing 22% year-over-year growth.
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
Adobe Experience Cloud delivers the following sets of solutions for our customers:

•
Data and insights. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Our offerings include Adobe Analytics, Adobe Audience Manager, Adobe Experience Platform, Customer Journey Analytics and Real-time Customer Data Platform.

•
Content and commerce. We offer solutions to help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our offerings include Adobe Experience Manager, Adobe Target and Magento Commerce.

•
Customer journey management. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Our offerings include Adobe Campaign, Marketo Engage and Journey Orchestration.

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
Digital Experience revenue was $858 million in the first quarter of fiscal 2020, up from $743 million in the first quarter of fiscal 2019, representing 15% year-over-year growth. Driving this increase was the increase in subscription revenue across our offerings which grew to $739 million in the first quarter of fiscal 2020 from $612 million in the first quarter of fiscal 2019, representing 21% year-over-year growth.
COVID-19 UPDATE
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Due to the concerns over the COVID-19 pandemic, we canceled the in-person 2020 Adobe Summit and replaced it with a digital event at the end of March 2020.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises deferring bookings decisions, delaying consulting services implementations and reducing marketing spend; consumers reducing spending in countries more adversely impacted by the COVID-19 situation; and decreases in software license revenue driven by channel partners. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

There have been no significant changes in our critical accounting policies and estimates during the three months ended February 28, 2020, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2019.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary

•
Total Digital Media ARR of approximately $8.73 billion as of February 28, 2020 increased by $400 million, or 5%, from $8.33 billion as of November 29, 2019. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue during the three months ended February 28, 2020 of $1.82 billion increased by $323 million, or 22% compared to the year-ago period. The increase was primarily due to the increase in subscription revenue associated with our Creative Cloud offerings.

•
Digital Experience revenue of $858 million during the three months ended February 28, 2020 increased by $115 million, or 15%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings.

•
Our total deferred revenue of $3.61 billion as of February 28, 2020 increased by $113 million, or 3%, from $3.50 billion as of November 29, 2019 primarily due to increases in new contracts and the timing of renewals for offerings with hosted services.

•
Cost of revenue of $452 million during the three months ended February 28, 2020 increased by $55 million, or 14%, compared to the year-ago period primarily due to increases in hosting services and data center costs.

•
Operating expenses of $1.70 billion during the three months ended February 28, 2020 increased by $193 million, or 13%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth. To a lesser extent, charges related to cancellation of corporate events also contributed to the overall increase in operating expenses.

•
Net income of $955 million during the three months ended February 28, 2020 increased by $281 million, or 42%, compared to the year-ago period primarily due to increases in revenue and, to a lesser extent, the benefit from income taxes in the current quarter, which were offset in part by increases in operating expenses and cost of revenue.

•
Net cash flow from operations of $1.32 billion during the three months ended February 28, 2020 increased by $312 million, or 31%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.

Revenue for the Three Months Ended February 28, 2020 and March 1, 2019

(dollars in millions)	Three Months
	2020	2019	% Change
Subscription	$2,825	$2,305	23%
Percentage of total revenue	91%	88%
Product	143	171	(16)%
Percentage of total revenue	5%	7%
Services and support	123	125	(2)%
Percentage of total revenue	4%	5%
Total revenue	$3,091	$2,601	19%

Subscription Revenue by Segment
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings, and related support, including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We primarily recognize subscription revenue ratably over the term of our agreements with customers, beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions or impressions per month and invoicing is aligned to the pattern of performance, customer benefit and consumption, are recognized on a usage basis.
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three months ended February 28, 2020 and March 1, 2019 is as follows:

(dollars in millions)	Three Months
	2020	2019	% Change
Digital Media	$2,058	$1,664	24%
Digital Experience	739	612	21%
Publishing	28	29	(3)%
Total subscription revenue	$2,825	$2,305	23%
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our OEM and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise offerings. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. We typically sell our consulting contracts on a time-and-materials and fixed fee basis. These revenues are recognized as the services are performed for time and materials contracts and on a relative performance basis for fixed fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement as we satisfy the performance obligations to our customers.
Segment Information

(dollars in millions)	Three Months
	2020	2019	% Change
Digital Media	$2,169	$1,777	22%
Percentage of total revenue	70%	68%
Digital Experience	858	743	15%
Percentage of total revenue	28%	29%
Publishing	64	81	(21)%
Percentage of total revenue	2%	3%
Total revenue	$3,091	$2,601	19%

Digital Media
Revenue from Digital Media increased $392 million during the three months ended February 28, 2020, as compared to the three months ended March 1, 2019 driven by increases in revenue associated with our Creative and Document Cloud offerings. Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three months ended February 28, 2020 as compared to the year-ago period primarily due to increases in net new subscriptions across our Creative Cloud offerings. Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three months ended February 28, 2020 as compared to the year-ago period primarily due to increases in Document Cloud subscription revenue driven by strong adoption of our Document Cloud offerings.
Digital Experience
Revenue from Digital Experience increased $115 million during the three months ended February 28, 2020, as compared to the three months ended March 1, 2019 primarily due to increases in subscription revenue across our offerings.

Geographical Information

(dollars in millions)	Three Months
	2020	2019	% Change
Americas	$1,797	$1,510	19%
Percentage of total revenue	58%	58%
EMEA	817	703	16%
Percentage of total revenue	27%	27%
APAC	477	388	23%
Percentage of total revenue	15%	15%
Total revenue	$3,091	$2,601	19%

Overall revenue during the three months ended February 28, 2020 increased in all geographic regions as compared to the three months ended March 1, 2019 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three months ended February 28, 2020 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months
Revenue impact:	Increase/(Decrease)
Euro	$(18)
British Pound	(1)
Japanese Yen	2
Australian Dollar	(6)
Other currencies	(4)
Total revenue impact	(27)
Hedging impact:
Euro	7
British Pound	(1)
Japanese Yen	1
Total hedging impact	7
Total impact	$(20)
During the three months ended February 28, 2020, the U.S. Dollar primarily strengthened against EMEA and other currencies as compared to the three months ended March 1, 2019, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.
Cost of Revenue for the Three Months Ended February 28, 2020 and March 1, 2019

(dollars in millions)	Three Months
	2020	2019	% Change
Subscription	$355	$288	23%
Percentage of total revenue	11%	11%
Product	7	12	(42)%
Percentage of total revenue	*	*
Services and support	90	97	(7)%
Percentage of total revenue	3%	4%
Total cost of revenue	$452	$397	14%
_________________________________________

(*)	Percentage is less than 1%.

Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expense, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for hosting services and use of data center facilities. Our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources.
Cost of subscription revenue increased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 due to the following:

Components of % Change
Hosting services and data center costs	8%
Media costs	7
Royalty costs	6
Incentive compensation, cash and stock-based	5
Various individually insignificant items	(3)
Total change	23%
Product
Cost of product revenue is primarily comprised of third-party royalties, amortization related to purchased intangibles and acquired rights to use technology, excess and obsolete inventory, localization costs and the costs associated with the manufacturing of our products.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and other costs incurred to provide consulting services, training and product support.
Operating Expenses for the Three Months Ended February 28, 2020 and March 1, 2019

(dollars in millions)	Three Months
	2020	2019	% Change
Research and development	$532	$465	14%
Percentage of total revenue	17%	18%
Sales and marketing	857	781	10%
Percentage of total revenue	28%	30%
General and administrative	271	216	25%
Percentage of total revenue	9%	8%
Amortization of intangibles	42	47	(11)%
Percentage of total revenue	1%	2%
Total operating expenses	$1,702	$1,509	13%

Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 due to the following:

Components of % Change
Incentive compensation, cash and stock-based	10%
Base compensation and related benefits associated with headcount	5
Seminars and events	(3)
Various individually insignificant items	2
Total change	14%
The decrease in seminars and events during the three months ended February 28, 2020 as compared to the year-ago period was primarily due to a technical event for our engineers which was held during the first quarter of fiscal 2019 that did not occur during the first quarter of fiscal 2020.

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
Sales and marketing expenses increased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 due to the following:

Components of % Change
Marketing spend related to campaigns, events and overall marketing efforts	4%
Incentive compensation, cash and stock-based	3
Base compensation and related benefits associated with headcount	1
Various individually insignificant items	2
Total change	10%
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

General and administrative expenses increased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 due to the following:

Components of % Change
Charges related to cancellation of corporate events	18%
Software licenses	3
Incentive compensation, cash and stock-based	2
Base compensation and related benefits associated with headcount	2
Total change	25%
During the three months ended February 28, 2020, we recorded charges related to the cancellation of corporate events including Adobe Summit due to concerns over COVID-19.
Amortization of Intangibles
Amortization expenses decreased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 primarily due to certain acquired intangible assets becoming fully amortized during the quarter.
Non-Operating Income (Expense), Net for the Three Months Ended February 28, 2020 and March 1, 2019

(dollars in millions)	Three Months
	2020	2019	% Change
Interest expense	$(33)	$(41)	(20)%
Percentage of total revenue	(1)%	(2)%
Investment gains (losses), net	(3)	44	**
Percentage of total revenue	*	2%
Other income (expense), net	18	4	**
Percentage of total revenue	1%	*
Total non-operating income (expense), net	$(18)	$7	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our Notes is payable semi-annually, in arrears, on February 1 and August 1. Interest on our Term Loan, which was terminated in the first quarter of fiscal 2020, was payable periodically at the end of each interest period. Floating interest payments on the interest rate swaps, which matured in the first quarter of fiscal 2020, was paid monthly and the fixed-rate interest receivable on the swaps was received semi-annually concurrent with the Notes interest payments.
Interest expense decreased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 primarily due to lower average interest rates. See 14 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains decreased during the three months ended February 28, 2020 as compared to the three months ended March 1, 2019 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Provision for (Benefit from) Income Taxes for the Three Months Ended February 28, 2020 and March 1, 2019

(dollars in millions)	Three Months
	2020	2019	% Change
Provision for (benefit from) income taxes	$(36)	$28	(229)%
Percentage of total revenue	(1)%	1%
Effective tax rate	(4)%	4%
Our effective tax rate decreased by approximately 8 percentage points for the three months ended February 28, 2020, as compared to the three months ended March 1, 2019, primarily due to additional U.S. tax accrued on foreign earnings in the period ended March 1, 2019. Our effective tax rate for the three months ended February 28, 2020 was lower than the U.S federal statutory tax rate of 21% primarily due to a favorable geographic mix of earnings and tax benefits related to stock-based compensation.
Certain international provisions of the U.S. Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax and a special tax deduction for foreign-derived intangible income, took effect in fiscal 2019. The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions. While the Company continues to evaluate the impact, such regulations have not been finalized and are subject to change. We account for finalized regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance related primarily to the realizability of state and foreign credits. The total valuation allowance was $262 million as of February 28, 2020.

We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The current U.S. tax law provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
During this fiscal year, we anticipate making changes to our international trading structure that will better align our ownership of certain intellectual property rights with how our business operates. Under the current rules, these changes, if completed, will result in the recording of a tax benefit in the fiscal 2020 effective income tax rate related to the transferred intellectual property which is deductible in future periods. The net impact of such changes is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020. However, we expect cash paid for income taxes will be at a lower effective rate than our effective income tax rate for the provision for income taxes due to the future deductions on the transferred intellectual property.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $163 million and $194 million as of February 28, 2020 and March 1, 2019, respectively. If the total unrecognized tax benefits at February 28, 2020 and March 1, 2019 were recognized in the future, $107 million and $134 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23 million and $24 million for the three months ended February 28, 2020 and March 1, 2019, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $20 million over the next 12 months.
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	February 28, 2020	November 29, 2019
Cash and cash equivalents	$2,688	$2,650
Short-term investments	$1,483	$1,527
Working capital	$1,227	$(1,696)
Stockholders’ equity	$10,465	$10,530
Working Capital
Working capital was $1.23 billion of a surplus as of February 28, 2020 and $1.70 billion of a deficit as of November 29, 2019. During the first quarter of fiscal 2020, we refinanced our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”). See the section titled “Cash Flows from Financing Activities” below.
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	February 28, 2020	March 1, 2019
Net cash provided by operating activities	$1,325	$1,013
Net cash used for investing activities	(48)	(132)
Net cash used for financing activities	(1,233)	(784)
Effect of foreign currency exchange rates on cash and cash equivalents	(6)	(1)
Net increase in cash and cash equivalents	$38	$96

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.32 billion for the three months ended February 28, 2020 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with decreases in trade receivables and an increase in deferred revenue, which were offset in part by increases in prepaid expenses and other assets. Decreases in trade receivables were largely attributable to strong collections during the quarter.

The increase in deferred revenue was primarily driven by increases related to Digital Experience hosted services. The primary working capital use of cash was due to increases in prepaid expenses and other assets driven by sales commissions paid and capitalized, increases in prepaid payroll related to employee benefits and increases in prepaid expenses due to the timing of billings and payments associated with certain vendors.
Cash Flows from Investing Activities
Net cash used for investing activities of $48 million for the three months ended February 28, 2020 was primarily due to ongoing capital expenditures. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments, net of purchases.
Cash Flows from Financing Activities
Net cash used for financing activities was $1.23 billion for the three months ended February 28, 2020. In February 2020, we issued $500 million of 1.70% senior notes due February 1, 2023 (“2023 Notes”), $500 million of 1.90% senior notes due February 1, 2025 (“1.90% 2025 Notes”), $850 million of 2.15% senior notes due February 1, 2027 (“2027 Notes”) and $1.30 billion of 2.30% senior notes due February 1, 2030 (“2030 Notes”). We used the proceeds to repay the Term Loan and 2020 Notes concurrently. See Note 14 of our notes to condensed consolidated financial statements for information regarding our debt refinancing.
Other financing activities during the three months ended February 28, 2020 include payments for our treasury stock repurchases and taxes paid related to the net share settlement of equity awards. See the section titled “Stock Repurchase Program” below.
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
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of February 28, 2020, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of February 28, 2020, we have $4.15 billion senior notes outstanding, consisting of the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, 2030 Notes, and the $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes,” and together with the aforementioned notes, “Notes”). The Notes rank equally with our other unsecured and unsubordinated indebtedness.
Our short-term investment portfolio is primarily invested in corporate debt securities, asset-backed securities and municipal securities. We use professional investment management firms to manage a large portion of our invested cash.
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
During the three months ended February 28, 2020 and March 1, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $850 million and $500 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the three months ended February 28, 2020, we repurchased approximately 2.4 million shares at an average price of $332.59 through structured repurchase agreements entered into during fiscal 2019 and the three months ended February 28, 2020. During the three months ended March 1, 2019, we repurchased approximately 2.1 million shares at an average price of $237.13 through structured repurchase agreements entered into during fiscal 2018 and the three months ended March 1, 2019.
For the three months ended February 28, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by February 28, 2020 were excluded from the computation of earnings per share. As of February 28, 2020, $284 million of prepayment remained under this agreement.
Subsequent to February 28, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. Upon completion of the $850 million stock repurchase agreement, $3.4 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of February 28, 2020 consist of our Notes and obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no other material changes in those obligations during the three months ended February 28, 2020. See Notes 13, 14 and 15 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Contractual Obligations
In February 2020, we issued the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, and 2030 Notes. Concurrently, we settled our outstanding Term Loan and the 2020 Notes. The following table updates our Notes obligations as of February 28, 2020:

(in millions)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$4,812	$99	$697	$1,680	$2,336
As of February 28, 2020, the carrying value of our Notes was $4.11 billion. Interest is payable semi-annually, in arrears on February 1 and August 1. At February 28, 2020, our maximum commitment for interest payments was $662 million for the remaining duration of our outstanding Notes.
Covenants
Our Revolving Credit Agreement contain a financial covenant requiring us not to exceed a maximum leverage ratio. As of February 28, 2020, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $427 million as of February 28, 2020 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.

Accounting for Uncertainty in Income Taxes
See Results of Operations, Provision for (Benefit from) Income Taxes above for our discussion on accounting for uncertainty in income taxes.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended February 28, 2020, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2019.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of February 28, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
On November 30, 2019, we implemented new and modified existing internal controls based on the adoption of the new leases standard. This resulted in changes to our processes related to lease accounting and underlying control activities, including our information systems. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 13 of our notes to condensed consolidated financial statements for information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. These and many other factors described in this report could adversely affect our operations, performance and financial condition.
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for our products.
As a result of the COVID-19 pandemic, we have temporarily closed Adobe offices (including our corporate headquarters) in the United States, United Kingdom, Europe and several other impacted locations and implemented certain travel restrictions, both of which have begun to disrupt how we operate our business. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers attendance or productivity, our results of operations and overall financial performance may be harmed.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us, without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity, or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
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
We spend substantial time and expense on our sales efforts without assurance that potential customers will ultimately purchase our solutions. Further, restrictions in place for COVID-19 could result to our inability to negotiate in person. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations.  Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our extended sales cycle for these products and services makes it difficult to predict when a given sales cycle will close.
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
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:

•	foreign currency fluctuations and controls;

•	international and regional economic, political and labor conditions, including any instability or security concerns abroad and the United Kingdom’s vote to exit the European Union (Brexit);

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	changes in, or impositions of, legislative or regulatory requirements;

•	changes in laws governing the free flow of data across international borders;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;

•	the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;

•	costs and delays associated with developing products in multiple languages;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism and other events beyond our control, such as the COVID-19 pandemic. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The U.S. Tax Cuts and Jobs Act (“Tax Act”), enacted into law on December 22, 2017, changed existing U.S. tax law applicable to us and included certain international provisions effective for us starting in fiscal 2019. The applicability and impact of these new tax provisions, and of other international tax law changes, will likely require us to respond by making change(s) to our international trading structure. The net impact of such change(s) is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items including, but not limited to, the effects of tax credits, tax benefits from stock-based compensation and settlements of tax examinations, and to net tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in our repatriation policy, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operations and financial results.
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
In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. A number of factors may affect the market price for our common stock, such as:

•	shortfalls in, or changes in expectations about, our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our Digital Experience offerings, or other key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	whether our results meet analysts’ expectations;

•	compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;

•	the announcement of new products or services, product enhancements, service introductions, strategic alliances or significant agreements by us or our competitors;

•	the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;

•	recruitment or departure of key personnel;

•	variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry;

•	general socio-economic, political or market conditions;

•	macroeconomic conditions and the economic impact of the COVID-19 pandemic; and

•	unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.
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
Much of our future success depends on the continued service, availability and performance of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including during the COVID-19 pandemic), immigration, or the availability of work visas. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense in many areas where our employees are located. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.
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
We have issued $4.15 billion of notes in debt offerings and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $4.15 billion in senior unsecured notes and a $1 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:

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
Our senior unsecured notes and senior unsecured credit agreement imposes restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.
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
Our cash equivalent and short-term investment portfolio as of February 28, 2020 consisted of asset-backed securities, corporate debt securities, money market mutual funds, municipal securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of February 28, 2020, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended February 28, 2020. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in millions, except average price per share)
Beginning repurchase authority(1)				$5,329
November 30, 2019—December 27, 2019
Shares repurchased	0.7	$305.00	0.7	$(229)
December 28, 2019—January 24, 2020
Shares repurchased	0.9	$332.27	0.9	$(283)	(2)
January 25, 2020—February 28, 2020
Shares repurchased	0.8	$359.32	0.8	$(283)	(2)
Total	2.4		2.4	$4,534
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In December 2019 we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. As of February 28, 2020, approximately $284 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

4.1	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

10.1A	2020 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/30/20	10.2	000-15175

10.1B	Form of 2020 Performance Share Award Grant Notice and Award Agreement pursuant to 2020 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/30/20	10.3	000-15175

10.2	Amendment No. One to Adobe Deferred Compensation Plan*	10-K	1/21/20	10.6B	000-15175

10.3	2020 Executive Annual Incentive Plan*	8-K	1/30/20	10.4	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

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

Date: March 25, 2020

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.