Form 10-Q
period 2020-05-29
ADOBE INC.
filed 2020-06-24
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of June 19, 2020 was 479,665,239.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	May 29, 2020	November 29, 2019
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$3,044	$2,650
Short-term investments	1,307	1,527
Trade receivables, net of allowances for doubtful accounts of $22 and $10, respectively	1,366	1,535
Prepaid expenses and other current assets	932	783
Total current assets	6,649	6,495
Property and equipment, net	1,387	1,293
Operating lease right-of-use assets, net	489	—
Goodwill	10,695	10,691
Other intangibles, net	1,535	1,721
Deferred income taxes	231	—
Other assets	617	562
Total assets	$21,603	$20,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$289	$209
Accrued expenses	1,303	1,399
Debt	—	3,149
Deferred revenue	3,321	3,378
Income taxes payable	166	56
Operating lease liabilities	85	—
Total current liabilities	5,164	8,191
Long-term liabilities:
Debt	4,114	989
Deferred revenue	140	123
Income taxes payable	503	616
Deferred income taxes	107	140
Operating lease liabilities	498	—
Other liabilities	196	173
Total liabilities	10,722	10,232
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 480 and 483 shares outstanding, respectively	—	—
Additional paid-in-capital	6,892	6,504
Retained earnings	16,428	14,829
Accumulated other comprehensive income (loss)	(195)	(188)
Treasury stock, at cost (121 and 118 shares, respectively)	(12,244)	(10,615)
Total stockholders’ equity	10,881	10,530
Total liabilities and stockholders’ equity	$21,603	$20,762
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2020	May 31, 2019	May 29, 2020	May 31, 2019
Revenue:
Subscription	$2,874	$2,456	$5,699	$4,761
Product	128	153	271	323
Services and support	126	135	249	261
Total revenue	3,128	2,744	6,219	5,345
Cost of revenue:
Subscription	317	296	672	585
Product	9	9	16	21
Services and support	89	102	179	199
Total cost of revenue	415	407	867	805
Gross profit	2,713	2,337	5,352	4,540
Operating expenses:
Research and development	532	476	1,064	941
Sales and marketing	901	849	1,758	1,630
General and administrative	224	219	495	435
Amortization of intangibles	40	43	82	90
Total operating expenses	1,697	1,587	3,399	3,096
Operating income	1,016	750	1,953	1,444
Non-operating income (expense):
Interest expense	(28)	(40)	(61)	(81)
Investment gains (losses), net	—	(1)	(3)	43
Other income (expense), net	12	2	30	7
Total non-operating income (expense), net	(16)	(39)	(34)	(31)
Income before income taxes	1,000	711	1,919	1,413
Provision for (benefit from) income taxes	(100)	78	(136)	106
Net income	$1,100	$633	$2,055	$1,307
Basic net income per share	$2.28	$1.30	$4.26	$2.68
Shares used to compute basic net income per share	481	488	482	488
Diluted net income per share	$2.27	$1.29	$4.23	$2.65
Shares used to compute diluted net income per share	485	492	486	493

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2020	May 31, 2019	May 29, 2020	May 31, 2019
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,100	$633	$2,055	$1,307
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	2	10	6	23
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	1	17	2	8
Reclassification adjustment for realized gains / losses on derivative instruments	(2)	(9)	(4)	(17)
Net increase (decrease) from derivatives designated as hedging instruments	(1)	8	(2)	(9)
Foreign currency translation adjustments	(7)	(12)	(11)	(10)
Other comprehensive income (loss), net of taxes	(6)	6	(7)	4
Total comprehensive income, net of taxes	$1,094	$639	$2,048	$1,311

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended May 29, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at February 28, 2020	601	$—	$6,665	$15,390	$(189)	(118)	$(11,401)	$10,465
Net income	—	—	—	1,100	—	—	—	1,100
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)	—	—	(6)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(62)	—	—	9	(53)
Purchase of treasury stock	—	—	—	—	—	(3)	(850)	(850)
Stock-based compensation	—	—	227	—	—	—	—	227
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881

	Three Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 1, 2019	601	$—	$5,857	$12,579	$(150)	(112)	$(8,415)	$9,871
Net income	—	—	—	633	—	—	—	633
Other comprehensive income (loss), net of taxes	—	—	—	—	6	—	—	6
Re-issuance of treasury stock under stock compensation plans	—	—	—	(28)	—	—	6	(22)
Purchase of treasury stock	—	—	—	—	—	(3)	(750)	(750)
Stock-based compensation	—	—	194	—	—	—	—	194
Balances at May 31, 2019	601	$—	$6,051	$13,184	$(144)	(115)	$(9,159)	$9,932

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)
(Unaudited)

	Six Months Ended May 29, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	2,055	—	—	—	2,055
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)	—	—	(7)
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(456)	—	2	81	(431)
Purchase of treasury stock	—	—	—	—	—	(5)	(1,700)	(1,700)
Stock-based compensation	—	—	444	—	—	—	—	444
Value of shares in deferred compensation plan	—	—	—	—	—	—	(10)	(10)
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881

	Six Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	601	$—	$5,685	$11,816	$(148)	(113)	$(7,991)	$9,362
Impacts of adoption of the new revenue standard	—	—	—	442	—	—	—	442
Net income	—	—	—	1,307	—	—	—	1,307
Other comprehensive income (loss), net of taxes	—	—	—	—	4	—	—	4
Re-issuance of treasury stock under stock compensation plans	—	—	(8)	(381)	—	3	86	(303)
Purchase of treasury stock	—	—	—	—	—	(5)	(1,250)	(1,250)
Stock-based compensation	—	—	374	—	—	—	—	374
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at May 31, 2019	601	$—	$6,051	$13,184	$(144)	(115)	$(9,159)	$9,932

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	May 29, 2020	May 31, 2019
Cash flows from operating activities:
Net income	$2,055	$1,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	376	373
Stock-based compensation	444	389
Reduction of operating lease right-of-use assets	42	—
Deferred income taxes	(265)	(11)
Unrealized losses (gains) on investments, net	5	(40)
Other non-cash items	16	2
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	155	86
Prepaid expenses and other assets	(303)	(225)
Trade payables	80	(17)
Accrued expenses and other liabilities	(58)	117
Income taxes payable	2	12
Deferred revenue	(40)	130
Net cash provided by operating activities	2,509	2,123
Cash flows from investing activities:
Purchases of short-term investments	(263)	(139)
Maturities of short-term investments	417	321
Proceeds from sales of short-term investments	70	29
Acquisitions, net of cash acquired	—	(100)
Purchases of property and equipment	(190)	(211)
Purchases of long-term investments, intangibles and other assets	(6)	(24)
Proceeds from sale of long-term investments and other assets	4	2
Net cash provided by (used for) investing activities	32	(122)
Cash flows from financing activities:
Purchases of treasury stock	(1,700)	(1,250)
Proceeds from re-issuance of treasury stock	89	74
Taxes paid related to net share settlement of equity awards	(521)	(377)
Proceeds from issuance of debt	3,144	—
Repayment of debt	(3,150)	—
Other financing activities, net	4	(3)
Net cash used for financing activities	(2,134)	(1,556)
Effect of foreign currency exchange rates on cash and cash equivalents	(13)	(5)
Net increase in cash and cash equivalents	394	440
Cash and cash equivalents at beginning of period	2,650	1,643
Cash and cash equivalents at end of period	$3,044	$2,083
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$116	$108
Cash paid for interest	$38	$78

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
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, litigation and income taxes. Actual results may differ materially from these estimates.
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As a result, most of our estimates and assumptions may require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Recently Adopted Accounting Guidance
On February 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months, including for those leases classified as operating leases under the legacy standard (“ASC 840”). Under ASC 842, added disclosures are required as compared to ASC 840 to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Significant Accounting Policies
Leases
We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether we have the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.
We do not have any finance leases. Operating leases are recorded in our condensed consolidated balance sheets. ROU assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the lease for up to 9 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
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
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 29, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended May 29, 2020 and May 31, 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing	Total
Three months ended May 29, 2020
Revenue	$2,232	$826	$70	$3,128
Cost of revenue	84	326	5	415
Gross profit	$2,148	$500	$65	$2,713
Gross profit as a percentage of revenue	96%	61%	93%	87%
Three months ended May 31, 2019
Revenue	$1,890	$784	$70	$2,744
Cost of revenue	71	331	5	407
Gross profit	$1,819	$453	$65	$2,337
Gross profit as a percentage of revenue	96%	58%	93%	85%

Our segment results for the six months ended May 29, 2020 and May 31, 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing	Total
Six months ended May 29, 2020
Revenue	$4,401	$1,684	$134	$6,219
Cost of revenue	171	687	9	867
Gross profit	$4,230	$997	$125	$5,352
Gross profit as a percentage of revenue	96%	59%	93%	86%
Six months ended May 31, 2019
Revenue	$3,667	$1,527	$151	$5,345
Cost of revenue	139	656	10	805
Gross profit	$3,528	$871	$141	$4,540
Gross profit as a percentage of revenue	96%	57%	93%	85%
Revenue by geographic area for the three and six months ended May 29, 2020 and May 31, 2019 were as follows:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Americas	$1,811	$1,599	$3,608	$3,109
EMEA	825	729	1,642	1,432
APAC	492	416	969	804
Total	$3,128	$2,744	$6,219	$5,345

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue by major offerings in our Digital Media reportable segment for the three and six months ended May 29, 2020 and May 31, 2019 were as follows:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Creative Cloud	$1,872	$1,594	$3,690	$3,089
Document Cloud	360	296	711	578
Total	$2,232	$1,890	$4,401	$3,667
Subscription revenue by segment for the three and six months ended May 29, 2020 and May 31, 2019 were as follows:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Digital Media	$2,135	$1,774	$4,193	$3,437
Digital Experience	707	654	1,446	1,266
Publishing	32	28	60	58
Total	$2,874	$2,456	$5,699	$4,761
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing occurring. As of May 29, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.37 billion, inclusive of unbilled receivables of $96 million. As of November 29, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.53 billion, inclusive of unbilled receivables of $149 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. The allowance for doubtful accounts was $22 million and $10 million as of May 29, 2020 and November 29, 2019, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance and other economic or business factors. Contract asset impairments were not material for the six months ended May 29, 2020. Contract assets were $76 million and $64 million as of May 29, 2020 and November 29, 2019, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of May 29, 2020, the balance of deferred revenue was $3.46 billion, which includes $41 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 6% of the total deferred revenue.
As of November 29, 2019, the balance of deferred revenue was $3.50 billion. During the three and six months ended May 29, 2020, approximately $945 million and $2.42 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 29, 2019.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 29, 2020, remaining performance obligations were approximately $9.92 billion. Non-cancellable and non-refundable funds

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 6% of the total remaining performance obligations. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $522 million and $474 million as of May 29, 2020 and November 29, 2019, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $107 million and $126 million as of May 29, 2020 and November 29, 2019, respectively.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of May 29, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$786	$—	$—	$786
Cash equivalents:
Money market mutual funds	2,192	—	—	2,192
Time deposits	66	—	—	66
Total cash equivalents	2,258	—	—	2,258
Total cash and cash equivalents	3,044	—	—	3,044
Short-term fixed income securities:
Asset-backed securities	79	1	—	80
Corporate debt securities	1,207	10	(1)	1,216
Municipal securities	11	—	—	11
Total short-term investments	1,297	11	(1)	1,307
Total cash, cash equivalents and short-term investments	$4,341	$11	$(1)	$4,351
Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2019:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$467	$—	$—	$467
Cash equivalents:
Corporate debt securities	46	—	—	46
Money market mutual funds	2,049	—	—	2,049
Time deposits	88	—	—	88
Total cash equivalents	2,183	—	—	2,183
Total cash and cash equivalents	2,650	—	—	2,650
Short-term fixed income securities:
Asset-backed securities	89	—	—	89
Corporate debt securities	1,408	4	—	1,412
Municipal securities	18	—	—	18
U.S. Treasury securities	8	—	—	8
Total short-term investments	1,523	4	—	1,527
Total cash, cash equivalents and short-term investments	$4,173	$4	$—	$4,177

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had immaterial gross unrealized losses related to our available-for-sale securities as of May 29, 2020 and November 29, 2019. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of May 29, 2020 and November 29, 2019:

(in millions)	2020		2019
	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
Corporate debt securities	$206	$—	$235	$44
Asset-backed securities	2	—	7	7
Municipal securities	3	—	3	—
Total	$211	$—	$245	$51

There were no securities in an unrealized loss position for more than twelve months at May 29, 2020, and 38 securities in an unrealized loss position for more than twelve months at November 29, 2019. There were 90 securities and 115 securities in an unrealized loss position for less than twelve months at May 29, 2020 and at November 29, 2019, respectively.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of May 29, 2020:

(in millions)	Amortized Cost	Estimated Fair Value
Due within one year	$890	$896
Due between one and two years	258	260
Due between two and three years	149	151
Total	$1,297	$1,307
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to other income (expense), net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the six months ended May 29, 2020 and May 31, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the six months ended May 29, 2020.
The fair value of our financial assets and liabilities at May 29, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$2,192	$2,192	$—	$—
Time deposits	66	66	—	—
Short-term investments:
Asset-backed securities	80	—	80	—
Corporate debt securities	1,216	—	1,216	—
Municipal securities	11	—	11	—
Prepaid expenses and other current assets:
Foreign currency derivatives	38	—	38	—
Other assets:
Deferred compensation plan assets	99	8	91	—
Total assets	$3,702	$2,266	$1,436	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$5	$—	$5	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.47 billion as of May 29, 2020, based on observable market prices in less active markets and categorized as Level 2. See Note 15 for further details regarding our debt.

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
In June 2019, in anticipation of refinancing our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% fixed interest rate senior notes due February 1, 2020 (“2020 Notes”), we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments and were settled upon debt issuance in the first quarter of fiscal 2020. We incurred a loss related to the settlement of the instruments which is amortized to interest expense over the term of our debt due February 1, 2030. See Note 15 for further details regarding our debt.
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
During the first quarter of fiscal 2020, our 2020 Notes became due and were paid in conjunction with our debt refinancing. As of May 29, 2020, the interest rate swap agreements had matured and were no longer recognized in our condensed consolidated financial statements.

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
The fair value of derivative instruments on our condensed consolidated balance sheets as of May 29, 2020 and November 29, 2019 were as follows:

(in millions)	2020		2019
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1) (2)	$32	$—	$26	$—
Treasury lock(1)	—	—	—	30
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	6	5	3	3
Total derivatives	$38	$5	$29	$33
_________________________________________

(1)
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.

(2)	Includes net derivatives gain expected to be recognized into revenue within the next 18 months, of which $5 million is expected within the next 12 months.
Gains (losses) on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended May 29, 2020 and May 31, 2019 were as follows:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$1	$17	$3	$8
Treasury lock	$—	$—	$(1)	$—

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effects of derivative instruments on our condensed consolidated statements of income for the three months ended May 29, 2020 and May 31, 2019 were as follows:

(in millions)	2020			2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$5	$—	$—	$9	$—
Amount excluded from effectiveness testing and ineffective portion	$—	$—	$—	$—	$(12)
Treasury lock
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$—	$(1)	$—	$—	$—
Derivatives not designated as hedging relationships:
Foreign exchange forward contracts	$—	$—	$(5)	$—	$3

The effects of derivative instruments on our condensed consolidated statements of income for the six months ended May 29, 2020 and May 31, 2019 were as follows:

(in millions)	2020			2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$12	$—	$—	$17	$—
Amount excluded from effectiveness testing and ineffective portion	$—	$—	$—	$—	$(24)
Treasury lock
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$—	$(1)	$—	$—	$—
Derivatives not designated as hedging relationships:
Foreign exchange forward contracts	$—	$—	$(7)	$—	$1
_________________________________________

(1)	Starting the third quarter of fiscal 2019, all changes in the fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of May 29, 2020 and November 29, 2019 was $10.70 billion and $10.69 billion, respectively. During the second quarter of fiscal 2020, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any such events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other intangible assets subject to amortization as of May 29, 2020 and November 29, 2019 were as follows:

(in millions)	2020			2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	$1,121	$(398)	$723	$1,219	$(436)	$783
Purchased technology	759	(287)	472	759	(223)	536
Trademarks	384	(97)	287	384	(73)	311
Other	227	(174)	53	227	(136)	91
Other intangibles, net	$2,491	$(956)	$1,535	$2,589	$(868)	$1,721

Amortization expense related to other intangibles was $92 million and $189 million for the three and six months ended May 29, 2020, respectively. Comparatively, amortization expense related to other intangible assets was $98 million and $203 million for the three and six months ended May 31, 2019, respectively. Of these amounts, $52 million and $107 million were included in cost of revenue for the three and six months ended May 29, 2020, respectively, and $55 million and $113 million were included in cost of revenue for the three and six months ended May 31, 2019, respectively.
During the six months ended May 29, 2020, certain other intangibles associated with our previous acquisitions became fully amortized and were removed from the condensed consolidated balance sheets.
As of May 29, 2020, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2020	$177
2021	255
2022	224
2023	214
2024	202
Thereafter	463
Total expected amortization expense	$1,535

NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of May 29, 2020 and November 29, 2019 consisted of the following:

(in millions)	2020	2019
Accrued compensation and benefits	$429	$318
Accrued bonuses	163	222
Refund liabilities	107	126
Accrued corporate marketing	137	80
Accrued media costs	44	118
Taxes payable	74	83
Royalties payable	30	62
Fair value of derivatives	5	33
Accrued interest expense	32	29
Accrued building rent	—	99
Other	282	229
Accrued expenses	$1,303	$1,399

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued media costs primarily relate to our advertising platform offerings and we ceased pursuing transaction-driven Advertising Cloud deals during the second quarter of fiscal 2020. Other primarily includes general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events. Beginning the first quarter of fiscal 2020, as a result of ASC 842 adoption, accrued building rent is recorded as a reduction to our operating lease right-of-use assets on our condensed consolidated balance sheets. See Note 1 for further information regarding our adoption of ASC 842.
NOTE 9.  INCOME TAXES
In April 2020, we completed an intra-entity transfer of certain intellectual property rights (“IP rights”) in order to better align the ownership of these rights with how our business operates. The transfer did not result in a taxable gain; however, our foreign subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred IP rights. As a result of this transaction, we recorded a deferred tax asset, net of valuation allowance, and related tax benefit of $224 million based on the fair value of the transferred IP rights. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit.
NOTE 10.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended May 29, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	8.6	$211.95
Awarded	2.9	$349.19
Released	(3.2)	$181.83
Forfeited	(0.3)	$244.45
Ending outstanding balance	8.0	$271.65	$3,095

Expected to vest	7.2	$269.51	$2,799

_________________________________________

(1)	The aggregate fair value is calculated using the closing stock price as of May 29, 2020 of $386.60.
The total fair value of restricted stock units vested during the six months ended May 29, 2020 was $1.11 billion.
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
As of May 29, 2020, the shares awarded under our 2020, 2019 and 2018 Performance Share Programs remain outstanding and are yet to be achieved.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Performance share activity for the six months ended May 29, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	1.0	$199.78
Awarded	0.6	$271.62
Achieved	(0.8)	$118.84
Forfeited	—	$297.61
Ending outstanding balance	0.8	$326.93	$296

Expected to vest	0.7	$319.93	$263
_________________________________________

(1)	The aggregate fair value is calculated using the closing stock price as of May 29, 2020 of $386.60.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares awarded during the six months ended May 29, 2020 include 0.4 million additional shares awarded for the final achievement of the 2017 Performance Share Program which was certified in the first quarter of fiscal 2020. The remaining awarded shares were for the 2020 Performance Share Program. Shares achieved during the six months ended May 29, 2020 resulted from 200% achievement of target for the 2017 Performance Share Program.
The total fair value of performance shares achieved during the six months ended May 29, 2020 was $264 million.
Employee Stock Purchase Plan
Prior to April 2020, shares of common stock purchased by eligible employees through our employee stock purchase plans were issued under our 1997 Employee Stock Purchase Plan (“1997 ESPP”). In April 2020, our stockholders approved the 2020 Employee Stock Purchase Plan (“2020 ESPP”) which amended and restated the 1997 ESPP to increase the maximum number of shares of our common stock that may be issued under the plan.
As of May 29, 2020, we had reserved 103.0 million shares of our common stock for issuance under the 2020 ESPP and approximately 13.3 million shares remain available for future issuance.
The assumptions used to value employee stock purchase rights during the six months ended May 29, 2020 and May 31, 2019 were as follows:

	2020	2019
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	24% - 29%	35% - 37%
Risk free interest rate	1.56% - 1.58%	2.47% - 2.63%

Employees purchased 0.4 million shares at an average price of $196.45 and 0.5 million shares at an average price of $129.23 for the six months ended May 29, 2020 and May 31, 2019, respectively. The intrinsic value of shares purchased during the six months ended May 29, 2020 and May 31, 2019 was $56 million and $51 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 29, 2020, there was $1.91 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended May 29, 2020 and May 31, 2019 were as follows:

(in millions)	2020		2019
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options
Cost of revenue	$14	$3	$11	$3
Research and development	107	9	86	9
Sales and marketing	58	7	58	10
General and administrative	27	2	25	2
Total	$206	$21	$180	$24

Total stock-based compensation costs included in our condensed consolidated statements of income for the six months ended May 29, 2020 and May 31, 2019 were as follows:

(in millions)	2020		2019
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options
Cost of revenue	$26	$6	$19	$7
Research and development	208	18	162	17
Sales and marketing	113	17	111	20
General and administrative	52	4	47	6
Total	$399	$45	$339	$50

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, as of May 29, 2020 were as follows:

(in millions)	November 29, 2019	Increase / Decrease	Reclassification Adjustments		May 29, 2020
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$4	$7	$—	(1)	$11
Unrealized losses on available-for-sale securities	—	(1)	—		(1)
Net unrealized gains / losses on available-for-sale securities	4	6	—		10
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(22)	2	(4)	(2)	(24)
Cumulative foreign currency translation adjustments	(170)	(11)	—		(181)
Total accumulated other comprehensive income (loss), net of taxes	$(188)	$(3)	$(4)		$(195)
_________________________________________

(1)	Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.

(2)
Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.

Taxes related to each component of other comprehensive income (loss) for the three and six months ended May 29, 2020 and May 31, 2019 were not material.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted us an authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
During the six months ended May 29, 2020 and May 31, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.7 billion and $1.25 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the six months ended May 29, 2020, we repurchased approximately 5.0 million shares at an average price of $332.31 through structured repurchase agreements entered into during fiscal 2019 and the six months ended May 29, 2020. During the six months ended May 31, 2019 we repurchased approximately 4.5 million shares at an average price of $254.19 through structured repurchase agreements entered into during fiscal 2018 and the six months ended May 31, 2019.
For the six months ended May 29, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by May 29, 2020 were excluded from the computation of earnings per share. As of May 29, 2020, $284 million of prepayment remained under this agreement.
Subsequent to May 29, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. Upon completion of the $500 million stock repurchase agreement, $2.9 billion remains under our May 2018 authority.
NOTE 13.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 29, 2020 and May 31, 2019:

	Three Months		Six Months
(in millions, except per share data)	2020	2019	2020	2019
Net income	$1,100	$633	$2,055	$1,307
Shares used to compute basic net income per share	481.5	487.5	481.9	487.8
Dilutive potential common shares:
Restricted stock units and performance share awards	3.0	4.2	4.1	4.9
Stock purchase rights and options	0.3	0.5	0.3	0.5
Shares used to compute diluted net income per share	484.8	492.2	486.3	493.2
Basic net income per share	$2.28	$1.30	$4.26	$2.68
Diluted net income per share	$2.27	$1.29	$4.23	$2.65

Anti-dilutive potential common shares (1)	0.6	0.1	0.4	0.3

_________________________________________

(1)	Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14.  COMMITMENTS AND CONTINGENCIES
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
NOTE 15.  DEBT
The carrying values of our borrowings as of May 29, 2020 and November 29, 2019 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	May 29, 2020	November 29, 2019
4.75% 2020 Notes	February 2010	February 2020	4.92%	$—	$900
1.70% 2023 Notes	February 2020	February 2023	1.92%	500	—
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	—
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	—
Term Loan	October 2018	April 2020	2.47%	—	2,250
Total debt outstanding, at par				$4,150	$4,150
Less: Current portion of debt				—	(3,150)
Unamortized discount and debt issuance costs				(36)	(11)
Carrying value of long-term debt				$4,114	$989

Current portion of debt, at par				$—	$3,150
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$3,149

Term Loan
In October 2018, we entered into a credit agreement providing a $2.25 billion senior unsecured term loan (“Term Loan”) with a maturity date of April 30, 2020. The Term Loan ranked equally with our other unsecured and unsubordinated indebtedness. There were no scheduled principal amortization payments prior to maturity and the Term Loan could be prepaid and terminated at our election at any time without penalty or premium. At our election, the Term Loan bore interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. The related issuance costs were amortized to interest expense over the Term Loan period using the effective interest method. Interest was payable periodically, in arrears, at the end of each interest period we elect. The Term Loan was paid and terminated in conjunction with our debt refinancing during the first quarter of fiscal 2020.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Refinancing
In February 2020, we issued $500 million of 1.70% senior notes due February 1, 2023 (“2023 Notes”), $500 million of 1.90% senior notes due February 1, 2025 (“1.90% 2025 Notes”), $850 million of 2.15% senior notes due February 1, 2027 (“2027 Notes”) and $1.30 billion of 2.30% senior notes due February 1, 2030 (“2030 Notes”). Interest is payable semi-annually, in arrears on February 1 and August 1 commencing on August 1, 2020. Our total proceeds were approximately $3.14 billion, used for general corporate purposes including repayment of the 2020 Notes and Term Loan, and were net of an issuance discount of $6 million. In addition, we incurred total issuance costs of approximately $21 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the senior notes using the effective interest method.
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
3.25% 2025 Notes
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes”) which remain outstanding as of May 29, 2020. The related discount and issuance costs were amortized to interest expense over the term of the 3.25% 2025 Notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
As of May 29, 2020, our outstanding notes payable consists of the 2023 Notes, 1.90% 2025 Notes, 3.25% 2025 Notes, 2027 Notes and 2030 Notes (collectively, the “Notes”). Based on quoted prices in inactive markets, the total fair value of our outstanding Notes was $4.47 billion as of May 29, 2020.
Our Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of May 29, 2020, we were in compliance with all of the covenants.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of May 29, 2020, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
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
Operating lease expense was $30 million and $59 million for the three and six months ended May 29, 2020, respectively, which we recognized in cost of revenue and operating expenses in our condensed consolidated statements of income. The operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.
Supplemental cash flow information for the six months ended May 29, 2020 related to operating leases was as follows:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$48
Right-of-use assets obtained in exchange for operating lease liabilities	$17

The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of May 29, 2020 were 9 years and 2.34%, respectively.
As of May 29, 2020, the maturities of lease liabilities under operating leases are as follows:

(in millions)
Fiscal Year	Operating Leases (1)
Remainder of 2020	$42
2021	104
2022	82
2023	66
2024	54
Thereafter	302
Total lease liabilities	$650
Less: Imputed interest	67
Present value of lease liabilities	$583
_________________________________________

(1)	Operating lease payments exclude $57 million of legally binding minimum lease payments for leases signed but not yet commenced.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Future minimum rental payments and future minimum sublease income for our operating leases as of November 29, 2019, prior to our adoption of the new leases standard, were as follows:

(in millions)	Operating Leases
Fiscal Year	Future Minimum Rental Payments	Future Minimum Sublease Income
2020	$98	$10
2021	92	9
2022	81	6
2023	69	2
2024	61	—
Thereafter	338	—
Total	$739	$27

NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and six months ended May 29, 2020 and May 31, 2019 included the following:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Interest expense	$(28)	$(40)	$(61)	$(81)
Investment gains (losses), net:
Realized investment gains	$—	$1	$3	$44
Realized investment losses	(1)	—	(1)	—
Unrealized investment gains	1	—	—	—
Unrealized investment losses	—	(2)	(5)	(1)
Investment gains (losses), net	$—	$(1)	$(3)	$43
Other income (expense), net:
Interest income	$11	$16	$30	$32
Foreign exchange gains (losses)	1	(14)	—	(25)
Other income (expense), net	$12	$2	$30	$7
Non-operating income (expense), net	$(16)	$(39)	$(34)	$(31)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition, the amount of recurring revenue, revenue growth and the anticipated impact on our business of the COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal 2019. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2020, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings. In addition, we began the discontinuation of our transaction-driven Advertising Cloud offerings, which negatively impacted Digital Experience revenue growth during the quarter.
Digital Media
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
Creative ARR exiting the second quarter of fiscal 2020 was $7.93 billion, up from $7.25 billion at the end of fiscal 2019. Document Cloud ARR exiting the second quarter of fiscal 2020 was $1.24 billion, up from $1.08 billion at the end of fiscal 2019. Total Digital Media ARR grew to $9.17 billion at the end of the second quarter of fiscal 2020, up from $8.33 billion at the end of fiscal 2019.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2020 was $1.87 billion, up from $1.59 billion in the second quarter of fiscal 2019, representing 17% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2020 was $360 million, up from $296 million in the second quarter of fiscal 2019, representing 22% year-over-year growth and reflecting an increase in demand driven by the shift to remote work as well as our continued efforts to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $2.23 billion in the second quarter of fiscal 2020, up from $1.89 billion in the second quarter of fiscal 2019, representing 18% year-over-year growth. These increases were driven by strong net new user growth, including those resulting from the current work-from-home environment reflecting expanded digital engagement.

Digital Experience
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
Adobe Experience Cloud is focused on delivering solutions for our enterprise customers across the following strategic growth pillars:

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

During the second quarter of fiscal 2020, we began the discontinuation of our transaction-driven Advertising Cloud offerings, allowing us to focus our investment on strategic growth initiatives. We continue to offer our Advertising Cloud software solutions, but they are not expected to be areas of revenue growth.
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
Digital Experience revenue was $826 million in the second quarter of fiscal 2020, up from $784 million in the second quarter of fiscal 2019, representing 5% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $707 million in the second quarter of fiscal 2020 from $654 million in the second quarter of fiscal 2019, representing 8% year-over-year growth. We expect the decision to discontinue our transaction-driven Advertising Cloud offerings to continue to negatively impact revenue growth, but to also result in reductions in the related cost of revenue and improved Digital Experience gross margin percentage.
COVID-19 UPDATE
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This global pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. In March 2020, we took action to direct our teams to work from home, suspend travel and replace in-person events in 2020, such as Adobe Summit and MAX, with digital events.
The broader implications of the pandemic on our results of operations and overall financial performance remain uncertain. The pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we are experiencing more pronounced disruptions in our operations. We have experienced and may continue to experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods.

Specifically during the quarter, we have experienced impact from delays in enterprise transactions and consulting services implementations. The economic challenges that enterprise customers in certain verticals experienced, as well as weakness in our commercial segment that targets small- and medium-sized businesses, have also adversely impacted our ability to close sales transactions. In addition, the significant global decline in advertising spending impacted our Advertising Cloud revenue.
While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the pandemic on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended May 29, 2020, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2019.
The pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As a result, most of our estimates and assumptions may require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary

•
Total Digital Media ARR of approximately $9.17 billion as of May 29, 2020 increased by $843 million, or 10%, from $8.33 billion as of November 29, 2019. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Adobe Document Cloud offerings.

•
Creative revenue during the three months ended May 29, 2020 of $1.87 billion increased by $278 million, or 17%, compared to the year-ago period. Document Cloud revenue during the three months ended May 29, 2020 of $360 million increased by $64 million, or 22%, compared to the year-ago period. The increases were primarily due to the increase in subscription revenue associated with our Creative Cloud and Document Cloud offerings.

•
Digital Experience revenue of $826 million during the three months ended May 29, 2020 increased by $42 million, or 5%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings, offset in part by decreases in revenue associated with our transaction-driven Advertising Cloud offerings which we began to discontinue during the second quarter of fiscal 2020.

•
Remaining performance obligations of $9.92 billion as of May 29, 2020 increased by $93 million, or 1%, from $9.82 billion as of November 29, 2019 primarily due to increases in new contracts and renewals for our Digital Media offerings.

•
Cost of revenue of $415 million during the three months ended May 29, 2020 increased slightly by $8 million, or 2%, compared to the year-ago period primarily due to increases in hosting services and data center costs, offset in large part by decreases in Advertising Cloud media costs.

•
Operating expenses of $1.70 billion during the three months ended May 29, 2020 increased by $110 million, or 7%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, offset in part by decreases in travel-related expenses.

•
Net income of $1.10 billion during the three months ended May 29, 2020 increased by $467 million, or 74%, compared to the year-ago period primarily due to increases in revenue and, to a lesser extent, the benefit from income taxes resulting from an intra-entity transfer of certain intellectual property rights.

•
Net cash flows from operations of $2.51 billion during the six months ended May 29, 2020 increased by $386 million, or 18%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.

Revenue for the Three and Six Months Ended May 29, 2020 and May 31, 2019

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Subscription	$2,874	$2,456	17%	$5,699	$4,761	20%
Percentage of total revenue	92%	89%		92%	89%
Product	128	153	(16)%	271	323	(16)%
Percentage of total revenue	4%	6%		4%	6%
Services and support	126	135	(7)%	249	261	(5)%
Percentage of total revenue	4%	5%		4%	5%
Total revenue	$3,128	$2,744	14%	$6,219	$5,345	16%
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
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and six months ended May 29, 2020 and May 31, 2019 is as follows:

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Digital Media	$2,135	$1,774	20%	$4,193	$3,437	22%
Digital Experience	707	654	8%	1,446	1,266	14%
Publishing	32	28	14%	60	58	3%
Total subscription revenue	$2,874	$2,456	17%	$5,699	$4,761	20%
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

Segment Information

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Digital Media	$2,232	$1,890	18%	$4,401	$3,667	20%
Percentage of total revenue	71%	69%		71%	69%
Digital Experience	826	784	5%	1,684	1,527	10%
Percentage of total revenue	27%	28%		27%	28%
Publishing	70	70	—%	134	151	(11)%
Percentage of total revenue	2%	3%		2%	3%
Total revenue	$3,128	$2,744	14%	$6,219	$5,345	16%

Digital Media
Revenue from Digital Media increased $342 million and $734 million during the three and six months ended May 29, 2020, as compared to the three and six months ended May 31, 2019 driven by increases in revenue associated with our Creative and Document Cloud offerings. During the second quarter of fiscal 2020, demand for our Creative and Document Cloud offerings increased amid the work-from-home environment reflecting expanded digital engagement.
Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during the three and six months ended May 29, 2020 as compared to the year-ago periods primarily due to increases in net new subscriptions across our Creative Cloud offerings.
Adobe Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during the three and six months ended May 29, 2020 as compared to the year-ago periods primarily due to increases in Document Cloud subscription revenue driven by strong adoption of our Document Cloud offerings including Adobe Sign.
Digital Experience
Revenue from Digital Experience increased $42 million and $157 million during the three and six months ended May 29, 2020, as compared to the three and six months ended May 31, 2019 primarily due to increases in subscription revenue across our offering. These subscription revenue increases were offset in part by decreases in revenue associated with our transaction-driven Advertising Cloud offerings which we began to discontinue during the second quarter of fiscal 2020. We expect that discontinuing these offerings will negatively impact Digital Experience revenue growth.
Geographical Information

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Americas	$1,811	$1,599	13%	$3,608	$3,109	16%
Percentage of total revenue	58%	58%		58%	58%
EMEA	825	729	13%	1,642	1,432	15%
Percentage of total revenue	26%	27%		26%	27%
APAC	492	416	18%	969	804	21%
Percentage of total revenue	16%	15%		16%	15%
Total revenue	$3,128	$2,744	14%	$6,219	$5,345	16%

Overall revenue during the three and six months ended May 29, 2020 increased in all geographic regions as compared to the three and six months ended May 31, 2019 due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and six months ended May 29, 2020 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months	Six Months
Revenue impact:	Increase/(Decrease)
Euro	$(17)	$(36)
British Pound	(6)	(8)
Japanese Yen	4	7
Australian Dollar	(10)	(15)
Other currencies	(8)	(12)
Total revenue impact	(37)	(64)
Hedging impact:
Euro	5	11
Japanese Yen	—	1
Total hedging impact	5	12
Total impact	$(32)	$(52)
During the three and six months ended May 29, 2020, the U.S. Dollar primarily strengthened against EMEA currencies and the Australian Dollar as compared to the three and six months ended May 31, 2019, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.
Cost of Revenue for the Three and Six Months Ended May 29, 2020 and May 31, 2019

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Subscription	$317	$296	7%	$672	$585	15%
Percentage of total revenue	10%	11%		11%	11%
Product	9	9	—%	16	21	(24)%
Percentage of total revenue	*	*		*	*
Services and support	89	102	(13)%	179	199	(10)%
Percentage of total revenue	3%	4%		3%	4%
Total cost of revenue	$415	$407	2%	$867	$805	8%
_________________________________________

(*)	Percentage is less than 1%.
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expense, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for hosting services and use of data center facilities. Our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources. We discontinued our transaction-driven Advertising Cloud offerings in the second quarter of fiscal 2020, which we expect will result in reductions to media costs.

Cost of subscription revenue increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Hosting services and data center costs	7%	8%
Media costs	(6)	—
Royalty costs	2	4
Incentive compensation, cash and stock-based	2	3
Base compensation and related benefits associated with headcount	3	2
Various individually insignificant items	(1)	(2)
Total change	7%	15%
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
Cost of services and support revenue decreased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to decreases in base compensation and related benefits associated with headcount, offset in part by increases in professional and consulting fees.
Operating Expenses for the Three and Six Months Ended May 29, 2020 and May 31, 2019

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Research and development	$532	$476	12%	$1,064	$941	13%
Percentage of total revenue	17%	17%		17%	18%
Sales and marketing	901	849	6%	1,758	1,630	8%
Percentage of total revenue	29%	31%		28%	31%
General and administrative	224	219	2%	495	435	14%
Percentage of total revenue	7%	8%		8%	8%
Amortization of intangibles	40	43	(7)%	82	90	(9)%
Percentage of total revenue	1%	2%		1%	2%
Total operating expenses	$1,697	$1,587	7%	$3,399	$3,096	10%

Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Incentive compensation, cash and stock-based	8%	9%
Base compensation and related benefits associated with headcount	4	4
Total change	12%	13%
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
Sales and marketing expenses increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Marketing spend related to campaigns, events and overall marketing efforts	5%	5%
Incentive compensation, cash-based	2	2
Base compensation and related benefits associated with headcount	1	1
Transaction fees	2	2
Travel	(4)	(2)
Total change	6%	8%
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

General and administrative expenses increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Bad debt expense	7%	3%
Incentive compensation, cash and stock-based	3	3
Base compensation and related benefits associated with headcount	1	2
Charges related to cancellation of corporate events	(3)	7
Travel	(2)	(1)
Maintenance and repairs	(2)	(2)
Various individually insignificant items	(2)	2
Total change	2%	14%
Bad debt expense increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to changes in the macroeconomic environment, including increased credit-related risk and volatility in market conditions.
During the six months ended May 29, 2020, we recorded charges related to the cancellation of corporate events including Adobe Summit due to concerns over the global pandemic. Certain of these charges were recovered during the three months ended May 29, 2020.
Amortization of Intangibles
Amortization expenses decreased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to certain acquired intangible assets becoming fully amortized during the current period.
Non-Operating Income (Expense), Net for the Three and Six Months Ended May 29, 2020 and May 31, 2019

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Interest expense	$(28)	$(40)	(30)%	$(61)	$(81)	(25)%
Percentage of total revenue	(1)%	(1)%		(1)%	(2)%
Investment gains (losses), net	—	(1)	**	(3)	43	**
Percentage of total revenue	*	*		*	1%
Other income (expense), net	12	2	**	30	7	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(16)	$(39)	**	$(34)	$(31)	**

_________________________________________

(*)	Percentage is less than 1%.

(**)	Percentage is not meaningful.
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
Interest expense decreased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to lower average interest rates on our debt instruments. See Note 15 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.

Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains decreased during the six months ended May 29, 2020 as compared to the six months ended May 31, 2019 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), net increased during the three and six months ended May 29, 2020 as compared to the three and six months ended May 31, 2019 primarily due to our change in methodology of accounting for foreign currency cash flow hedges. Effective in the third quarter of fiscal 2019, expenses associated with the option premiums, which were previously recorded in other income (expense), net, are recorded in accumulated other comprehensive income.
Provision for (Benefit from) Income Taxes for the Three and Six Months Ended May 29, 2020 and May 31, 2019

(dollars in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Provision for (benefit from) income taxes	$(100)	$78	**	$(136)	$106	**
Percentage of total revenue	(3)%	3%		(2)%	2%
Effective tax rate	(10)%	11%		(7)%	8%
_________________________________________

(**)	Percentage is not meaningful.
Our effective tax rates decreased by approximately 21 percentage points and 15 percentage points for the three and six months ended May 29, 2020, respectively, as compared to the three and six months ended May 31, 2019. The lower effective tax rates were primarily due to a one-time tax benefit resulting from an intra-entity transfer of certain intellectual property rights (“IP rights”). Our effective tax rates for the three and six months ended May 29, 2020 were lower than the U.S federal statutory tax rate of 21% primarily due to the intra-entity transfer of IP rights, a favorable geographic mix of earnings and tax benefits related to stock-based compensation.
In April 2020, we completed an intra-entity transfer of certain IP rights in order to better align the ownership of these rights with how our business operates. The transfer did not result in a taxable gain; however, our foreign subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred IP rights. As a result of this transaction, we recorded a deferred tax asset, net of valuation allowance, and related tax benefit of $224 million based on the fair value of the transferred IP rights. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $280 million as of May 29, 2020 and is primarily attributable to certain state and foreign credits.
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

During the remainder of fiscal 2020, we anticipate making an additional change to our international trading structure, which is also aimed to better align our ownership of certain IP rights with how our business operates. Under the current rules, this change, if completed, will result in the recording of an additional discrete tax benefit in the fiscal 2020 effective income tax rate related to the transferred IP rights, which is deductible in future periods. The net impact of such change is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020. However, we expect cash paid for income taxes will be at a lower effective rate than our effective income tax rate for the provision for income taxes due to the future deductions on the transferred IP rights.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $175 million and $198 million as of May 29, 2020 and May 31, 2019, respectively. If the total unrecognized tax benefits at May 29, 2020 and May 31, 2019 were recognized in the future, $114 million and $136 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $24 million and $26 million for the six months ended May 29, 2020 and May 31, 2019, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	May 29, 2020	November 29, 2019
Cash and cash equivalents	$3,044	$2,650
Short-term investments	$1,307	$1,527
Working capital	$1,485	$(1,696)
Stockholders’ equity	$10,881	$10,530
Working Capital
Working capital was $1.49 billion of a surplus as of May 29, 2020 and $1.70 billion of a deficit as of November 29, 2019. During the first quarter of fiscal 2020, we refinanced our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”). See the section titled “Cash Flows from Financing Activities” below.

A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 29, 2020	May 31, 2019
Net cash provided by operating activities	$2,509	$2,123
Net cash provided by (used for) investing activities	32	(122)
Net cash used for financing activities	(2,134)	(1,556)
Effect of foreign currency exchange rates on cash and cash equivalents	(13)	(5)
Net increase in cash and cash equivalents	$394	$440

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $2.51 billion for the six months ended May 29, 2020 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with decreases in trade receivables, which were offset in part by increases in prepaid expenses and other assets. Decreases in trade receivables were largely attributable to strong collections during the first quarter of fiscal 2020. The primary working capital use of cash was due to increases in prepaid expenses and other assets driven by sales commissions paid and capitalized, increases in prepaid expenses due to the timing of billings and payments associated with certain vendors, and increases in prepaid payroll related to employee benefits.
Cash Flows from Investing Activities
Net cash provided by investing activities of $32 million for the six months ended May 29, 2020 was primarily comprised of proceeds from sales and maturities of short-term investments, net of purchases. These cash inflows were largely offset by ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities was $2.13 billion for the six months ended May 29, 2020. In February 2020, we issued $500 million of 1.70% senior notes due February 1, 2023 (“2023 Notes”), $500 million of 1.90% senior notes due February 1, 2025 (“1.90% 2025 Notes”), $850 million of 2.15% senior notes due February 1, 2027 (“2027 Notes”) and $1.30 billion of 2.30% senior notes due February 1, 2030 (“2030 Notes”). We used the proceeds to repay the Term Loan and 2020 Notes concurrently. See Note 15 of our notes to condensed consolidated financial statements for information regarding our debt refinancing.
Other financing activities during the six months ended May 29, 2020 include payments for our treasury stock repurchases and taxes paid related to the net share settlement of equity awards. See the section titled “Stock Repurchase Program” below.
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
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. While the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of May 29, 2020, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of May 29, 2020, we have $4.15 billion senior notes outstanding, consisting of the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, 2030 Notes, and the $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes,” and together with the aforementioned notes, “Notes”). The Notes rank equally with our other unsecured and unsubordinated indebtedness.
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
During the six months ended May 29, 2020 and May 31, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.7 billion and $1.25 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the six months ended May 29, 2020, we repurchased approximately 5.0 million shares at an average price of $332.31 through structured repurchase agreements entered into during fiscal 2019 and the six months ended May 29, 2020. During the six months ended May 31, 2019, we repurchased approximately 4.5 million shares at an average price of $254.19 through structured repurchase agreements entered into during fiscal 2018 and the six months ended May 31, 2019.
For the six months ended May 29, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by May 29, 2020 were excluded from the computation of earnings per share. As of May 29, 2020, $284 million of prepayment remained under this agreement.
Subsequent to May 29, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. Upon completion of the $500 million stock repurchase agreement, $2.9 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of May 29, 2020 consist of our Notes and obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no other material changes in those obligations during the six months ended May 29, 2020. See Notes 14, 15 and 16 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Contractual Obligations
In February 2020, we issued the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, and 2030 Notes. Concurrently, we settled our outstanding Term Loan and the 2020 Notes. The following table updates our Notes obligations as of May 29, 2020:

(in millions)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$4,812	$99	$697	$1,680	$2,336

As of May 29, 2020, the carrying value of our Notes was $4.11 billion. Interest is payable semi-annually, in arrears on February 1 and August 1. At May 29, 2020, our maximum commitment for interest payments was $662 million for the remaining duration of our outstanding Notes.
Covenants
Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of May 29, 2020, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $390 million as of May 29, 2020 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
Accounting for Uncertainty in Income Taxes
See Results of Operations, Provision for (Benefit from) Income Taxes above for our discussion on accounting for uncertainty in income taxes.
Royalties
We have certain royalty commitments associated with the licensing of certain offerings. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue.
Indemnifications
In the normal course of business, we provide indemnifications of varying scope to customers and channel partners against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been material and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended May 29, 2020, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2019.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 29, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the pandemic. We have performed an evaluation of our control environment, operating procedures, data and internal controls and determined that the design of our processes and controls operated effectively throughout this shift to a work-from-home environment.
There were no changes in our internal control over financial reporting during the quarter ended May 29, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results. Due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods. If the pandemic has a substantial impact on our employees’, partners’ or customers’ businesses and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided.
As a result of the pandemic, we have temporarily closed Adobe offices globally and have implemented certain travel restrictions. This global work-from-home operating environment has caused strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including our future operating results. Additionally, our efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business.
We have shifted all of our in-person customer events in 2020 to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic have affected the rate of IT spending and may continue to adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be negatively affected by a range of external factors related to the pandemic that are not within our control. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, and may also delay the provisioning of our offerings.
The extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Finally, to the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.
Our competitive position and results of operations could be harmed if we do not compete effectively.
The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity, global market conditions and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upsell and cross-sell rates, as well as our ability to attract new customers. Our future success will depend on our continued ability to enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. Furthermore, some of our competitors and potential competitors enjoy competitive advantages such as greater financial, technical, sales, marketing and other resources, broader brand awareness and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, causing a loss of our market share. In addition, consolidation has occurred among some of our competitors. Further consolidations in these markets may subject us to increased competitive pressures and may harm our results of operations.
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

Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
We process and store significant amounts of employee and customer data, a large volume of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through physical break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of employee or customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to employee or customer data. Additionally, failure by Adobe or our customers to remove the accounts of their own employees, or the granting of accounts in an uncontrolled manner, may allow for access by former or unauthorized individuals. If there were an inadvertent disclosure of customer data, or unauthorized access to the data we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations or fines. In addition, such perceived or actual unauthorized loss or disclosure of the information we collect, process or store, or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, process, use, transmit and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission, could expose us to liability and harm our business and reputation.
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. In addition, the COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with regulatory notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses, worms or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation or regulatory investigation, and costly and time-intensive notification requirements.
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software, or the failure of our third-party service providers’ network or software. If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages could occur, and our customers could suffer impaired performance of our services. Such a strain on our infrastructure capacity could subject us to regulatory and customer notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction or harm our business. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers as a result, or we could be found liable for damages or incur other losses.
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
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the European Union and other countries that have similar trans-border data flow requirements. These requirements may result in an increase in the obligations required to provide our services in the European Union or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g., where personal data must remain in the country). If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could impact our business, financial condition and results of operations, in those jurisdictions.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is potentially compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a large population of employees and contractors. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
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
We spend substantial time and expense on our sales efforts without assurance that potential customers will ultimately purchase our solutions. Further, restrictions in place for the COVID-19 pandemic have resulted and could continue to result in our inability to negotiate in person. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations. Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our extended sales cycle for these products and services makes it difficult to predict when a given sales cycle will close.

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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
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

•
other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.

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
As our offerings expand and our customer base grows, our relationships with strategic partners become increasingly valuable. If our contractual relationships with these third parties were to terminate, or if we were unable to renew on favorable terms, our business could be harmed. This is especially the case when the third party’s offerings are integrated with our products and services, or where the third party’s offerings are difficult to substitute or replace. Alternative arrangements for such products and services may not be available to us, or on commercially reasonable terms, and we may experience business interruptions upon a transition to an alternative partner. The failure of third parties to provide acceptable products and services or to update their technology, including during the COVID-19 pandemic, may result in a disruption to our business operations and those of our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic and government actions in light of the pandemic.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism and other events beyond our control, such as the COVID-19 pandemic. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items including, but not limited to, the effects of tax credits, net tax benefits from trading structure changes, tax benefits from stock-based compensation and settlements of tax examinations, and to net tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in our repatriation policy, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities.
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
Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, and the impact of the COVID-19 pandemic may introduce further volatility. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our program to partially hedge our exposure to foreign currency fluctuations and make adjustments as necessary. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
Failure to manage our sales, partner and distribution channels effectively could result in a loss of revenue and harm to our business.
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
We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our partner and distribution channels are not successful, we may lose sales opportunities, customers and revenue. Our distributors also sell our competitors’ products and services, and if they favor our competitors’ products or services for any reason, they may fail to market our products or services effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products and services through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer. In addition, the financial health of our distributors and partners and our continuing relationships with them are important to our success. Some of these distributors and partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency, the inability of such distributors and partners to obtain credit to finance access to or purchases of our products and services, or a delay in paying their obligations to us.
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

•
requiring the dedication of a portion of our expected cash flow from operations to service our debt, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
Our senior unsecured notes and senior unsecured credit agreement imposes restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.
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
Our cash equivalent and short-term investment portfolio as of May 29, 2020 consisted of asset-backed securities, corporate debt securities, money market mutual funds, municipal securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 29, 2020, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 29, 2020. See Note 12 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in millions, except average price per share)
Beginning repurchase authority(1)				$4,534
February 29, 2020—March 27, 2020
Shares repurchased	0.9	$341.71	0.9	$(284)
March 28, 2020 —April 24, 2020
Shares repurchased	0.9	$308.91	0.9	$(283)	(2)
April 25, 2020—May 29, 2020
Shares repurchased	0.8	$348.27	0.8	$(283)	(2)
Total	2.6		2.6	$3,684
_________________________________________

(1)	In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.

(2)
In March 2020 we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. As of May 29, 2020, approximately $284 million of the prepayment remained under this agreement.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

10.1	2020 Employee Stock Purchase Plan*	8-K	4/10/20	10.1	000-15175

10.2	2020 Executive Annual Incentive Plan, as amended and restated*	8-K	6/11/20	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

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

Date: June 24, 2020

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.