Form 10-Q
period 2020-08-28
ADOBE INC.
filed 2020-09-23
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2020

 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of September 18, 2020 was 479,718,983.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	August 28, 2020	November 29, 2019
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$3,767	$2,650
Short-term investments	1,497	1,527
Trade receivables, net of allowances for doubtful accounts of $34 and $10, respectively	1,318	1,535
Prepaid expenses and other current assets	805	783
Total current assets	7,387	6,495
Property and equipment, net	1,467	1,293
Operating lease right-of-use assets, net	507	—
Goodwill	10,739	10,691
Other intangibles, net	1,445	1,721
Deferred income taxes	219	—
Other assets	650	562
Total assets	$22,414	$20,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$229	$209
Accrued expenses	1,317	1,399
Debt	—	3,149
Deferred revenue	3,317	3,378
Income taxes payable	177	56
Operating lease liabilities	90	—
Total current liabilities	5,130	8,191
Long-term liabilities:
Debt	4,116	989
Deferred revenue	131	123
Income taxes payable	507	616
Deferred income taxes	76	140
Operating lease liabilities	520	—
Other liabilities	221	173
Total liabilities	10,701	10,232
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 480 and 483 shares outstanding, respectively	—	—
Additional paid-in-capital	7,195	6,504
Retained earnings	17,383	14,829
Accumulated other comprehensive income (loss)	(153)	(188)
Treasury stock, at cost (121 and 118 shares, respectively)	(12,712)	(10,615)
Total stockholders’ equity	11,713	10,530
Total liabilities and stockholders’ equity	$22,414	$20,762
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2020	August 30, 2019	August 28, 2020	August 30, 2019
Revenue:
Subscription	$3,000	$2,547	$8,699	$7,308
Product	109	157	380	480
Services and support	116	130	365	391
Total revenue	3,225	2,834	9,444	8,179
Cost of revenue:
Subscription	328	304	1,000	888
Product	10	9	26	31
Services and support	89	103	268	302
Total cost of revenue	427	416	1,294	1,221
Gross profit	2,798	2,418	8,150	6,958
Operating expenses:
Research and development	566	490	1,630	1,430
Sales and marketing	892	812	2,650	2,443
General and administrative	230	219	725	654
Amortization of intangibles	41	43	123	133
Total operating expenses	1,729	1,564	5,128	4,660
Operating income	1,069	854	3,022	2,298
Non-operating income (expense):
Interest expense	(28)	(40)	(89)	(121)
Investment gains (losses), net	10	4	7	47
Other income (expense), net	9	17	39	24
Total non-operating income (expense), net	(9)	(19)	(43)	(50)
Income before income taxes	1,060	835	2,979	2,248
Provision for (benefit from) income taxes	105	42	(31)	148
Net income	$955	$793	$3,010	$2,100
Basic net income per share	$1.99	$1.63	$6.25	$4.31
Shares used to compute basic net income per share	480	486	481	487
Diluted net income per share	$1.97	$1.61	$6.20	$4.26
Shares used to compute diluted net income per share	485	491	486	492

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2020	August 30, 2019	August 28, 2020	August 30, 2019
	Increase/(Decrease)		Increase/(Decrease)
Net income	$955	$793	$3,010	$2,100
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1	7	8	29
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	(1)	—
Net increase (decrease) from available-for-sale securities	1	7	7	29
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(33)	(27)	(31)	(8)
Reclassification adjustment for realized gains / losses on derivative instruments	2	(11)	(3)	(38)
Net increase (decrease) from derivatives designated as hedging instruments	(31)	(38)	(34)	(46)
Foreign currency translation adjustments	72	(19)	62	(29)
Other comprehensive income (loss), net of taxes	42	(50)	35	(46)
Total comprehensive income, net of taxes	$997	$743	$3,045	$2,054

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended August 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881
Net income	—	—	—	955	—	—	—	955
Other comprehensive income (loss), net of taxes	—	—	—	—	42	—	—	42
Re-issuance of treasury stock under stock compensation plans	—	—	71	—	—	1	32	103
Purchase of treasury stock	—	—	—	—	—	(1)	(500)	(500)
Stock-based compensation	—	—	232	—	—	—	—	232
Balances at August 28, 2020	601	$—	$7,195	$17,383	$(153)	(121)	$(12,712)	$11,713

	Three Months Ended August 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 31, 2019	601	$—	$6,051	$13,184	$(144)	(115)	$(9,159)	$9,932
Net income	—	—	—	793	—	—	—	793
Other comprehensive income (loss), net of taxes	—	—	—	—	(50)	—	—	(50)
Re-issuance of treasury stock under stock compensation plans	—	—	90	—	—	1	33	123
Purchase of treasury stock	—	—	—	—	—	(2)	(750)	(750)
Stock-based compensation	—	—	194	—	—	—	—	194
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at August 30, 2019	601	$—	$6,335	$13,977	$(194)	(116)	$(9,875)	$10,243

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)
(Unaudited)

	Nine Months Ended August 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	3,010	—	—	—	3,010
Other comprehensive income (loss), net of taxes	—	—	—	—	35	—	—	35
Re-issuance of treasury stock under stock compensation plans	—	—	15	(456)	—	4	113	(328)
Purchase of treasury stock	—	—	—	—	—	(7)	(2,200)	(2,200)
Stock-based compensation	—	—	676	—	—	—	—	676
Value of shares in deferred compensation plan	—	—	—	—	—	—	(10)	(10)
Balances at August 28, 2020	601	$—	$7,195	$17,383	$(153)	(121)	$(12,712)	$11,713

	Nine Months Ended August 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	601	$—	$5,685	$11,816	$(148)	(113)	$(7,991)	$9,362
Impacts of adoption of the new revenue standard	—	—	—	442	—	—	—	442
Net income	—	—	—	2,100	—	—	—	2,100
Other comprehensive income (loss), net of taxes	—	—	—	—	(46)	—	—	(46)
Re-issuance of treasury stock under stock compensation plans	—	—	82	(381)	—	4	119	(180)
Purchase of treasury stock	—	—	—	—	—	(7)	(2,000)	(2,000)
Stock-based compensation	—	—	568	—	—	—	—	568
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at August 30, 2019	601	$—	$6,335	$13,977	$(194)	(116)	$(9,875)	$10,243

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	August 28, 2020	August 30, 2019
Cash flows from operating activities:
Net income	$3,010	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	567	566
Stock-based compensation	676	585
Reduction of operating lease right-of-use assets	65	—
Deferred income taxes	(284)	(2)
Unrealized losses (gains) on investments, net	(4)	(43)
Other non-cash items	37	3
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	187	(14)
Prepaid expenses and other assets	(281)	(417)
Trade payables	19	1
Accrued expenses and other liabilities	(15)	53
Income taxes payable	20	(39)
Deferred revenue	(52)	252
Net cash provided by operating activities	3,945	3,045
Cash flows from investing activities:
Purchases of short-term investments	(764)	(373)
Maturities of short-term investments	674	478
Proceeds from sales of short-term investments	123	66
Acquisitions, net of cash acquired	—	(100)
Purchases of property and equipment	(316)	(300)
Purchases of long-term investments, intangibles and other assets	(8)	(60)
Proceeds from sale of long-term investments and other assets	8	2
Net cash used for investing activities	(283)	(287)
Cash flows from financing activities:
Purchases of treasury stock	(2,200)	(2,000)
Proceeds from re-issuance of treasury stock	270	232
Taxes paid related to net share settlement of equity awards	(599)	(412)
Proceeds from issuance of debt	3,144	—
Repayment of debt	(3,150)	—
Other financing activities, net	(13)	—
Net cash used for financing activities	(2,548)	(2,180)
Effect of foreign currency exchange rates on cash and cash equivalents	3	(12)
Net increase in cash and cash equivalents	1,117	566
Cash and cash equivalents at beginning of period	2,650	1,643
Cash and cash equivalents at end of period	$3,767	$2,209
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$200	$232
Cash paid for interest	$88	$125

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
We do not have any finance leases. Operating leases are recorded in our condensed consolidated balance sheets. ROU assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
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
With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 28, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended August 28, 2020 and August 30, 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing	Total
Three months ended August 28, 2020
Revenue	$2,337	$838	$50	$3,225
Cost of revenue	87	334	6	427
Gross profit	$2,250	$504	$44	$2,798
Gross profit as a percentage of revenue	96%	60%	88%	87%
Three months ended August 30, 2019
Revenue	$1,962	$821	$51	$2,834
Cost of revenue	74	337	5	416
Gross profit	$1,888	$484	$46	$2,418
Gross profit as a percentage of revenue	96%	59%	90%	85%
Our segment results for the nine months ended August 28, 2020 and August 30, 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing	Total
Nine months ended August 28, 2020
Revenue	$6,738	$2,522	$184	$9,444
Cost of revenue	258	1,021	15	1,294
Gross profit	$6,480	$1,501	$169	$8,150
Gross profit as a percentage of revenue	96%	60%	92%	86%
Nine months ended August 30, 2019
Revenue	$5,629	$2,348	$202	$8,179
Cost of revenue	213	993	15	1,221
Gross profit	$5,416	$1,355	$187	$6,958
Gross profit as a percentage of revenue	96%	58%	92%	85%
Revenue by geographic area for the three and nine months ended August 28, 2020 and August 30, 2019 were as follows:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Americas	$1,873	$1,639	$5,481	$4,748
EMEA	851	755	2,493	2,187
APAC	501	440	1,470	1,244
Total	$3,225	$2,834	$9,444	$8,179
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended August 28, 2020 and August 30, 2019 were as follows:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Creative Cloud	$1,962	$1,655	$5,652	$4,744
Document Cloud	375	307	1,086	885
Total	$2,337	$1,962	$6,738	$5,629

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subscription revenue by segment for the three and nine months ended August 28, 2020 and August 30, 2019 were as follows:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Digital Media	$2,240	$1,841	$6,433	$5,278
Digital Experience	729	679	2,175	1,945
Publishing	31	27	91	85
Total	$3,000	$2,547	$8,699	$7,308
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of August 28, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.32 billion, inclusive of unbilled receivables of $91 million. As of November 29, 2019, the balance of trade receivables, net of allowances for doubtful accounts, was $1.53 billion, inclusive of unbilled receivables of $149 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. The allowance for doubtful accounts was $34 million and $10 million as of August 28, 2020 and November 29, 2019, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance and other economic or business factors. Contract asset impairments were not material for the nine months ended August 28, 2020. Contract assets were $77 million and $64 million as of August 28, 2020 and November 29, 2019, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of August 28, 2020, the balance of deferred revenue was $3.45 billion, which includes $31 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 6% of the total deferred revenue.
As of November 29, 2019, the balance of deferred revenue was $3.50 billion. During the three and nine months ended August 28, 2020, approximately $585 million and $3.00 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 29, 2019.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of August 28, 2020, remaining performance obligations were approximately $10.34 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 6% of the total remaining performance obligations. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $538 million and $474 million as of August 28, 2020 and November 29, 2019, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $115 million and $126 million as of August 28, 2020 and November 29, 2019, respectively.

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of August 28, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$740	$—	$—	$740
Cash equivalents:
Corporate debt securities	5	—	—	5
Money market mutual funds	2,937	—	—	2,937
Time deposits	85	—	—	85
Total cash equivalents	3,027	—	—	3,027
Total cash and cash equivalents	3,767	—	—	3,767
Short-term fixed income securities:
Asset-backed securities	89	—	—	89
Corporate debt securities	1,384	11	—	1,395
Municipal securities	13	—	—	13
Total short-term investments	1,486	11	—	1,497
Total cash, cash equivalents and short-term investments	$5,253	$11	$—	$5,264
Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2019:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$467	$—	$—	$467
Cash equivalents:
Corporate debt securities	46	—	—	46
Money market mutual funds	2,049	—	—	2,049
Time deposits	88	—	—	88
Total cash equivalents	2,183	—	—	2,183
Total cash and cash equivalents	2,650	—	—	2,650
Short-term fixed income securities:
Asset-backed securities	89	—	—	89
Corporate debt securities	1,408	4	—	1,412
Municipal securities	18	—	—	18
U.S. Treasury securities	8	—	—	8
Total short-term investments	1,523	4	—	1,527
Total cash, cash equivalents and short-term investments	$4,173	$4	$—	$4,177

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We had immaterial gross unrealized losses related to our available-for-sale securities as of August 28, 2020 and November 29, 2019. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of August 28, 2020 and November 29, 2019:

(in millions)	2020		2019
	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
Corporate debt securities	$155	$—	$235	$44
Asset-backed securities	10	—	7	7
Municipal securities	1	—	3	—
Total	$166	$—	$245	$51
There were 70 securities and 115 securities in an unrealized loss position for less than twelve months at August 28, 2020 and November 29, 2019, respectively. There were no securities in an unrealized loss position for more than twelve months at August 28, 2020, and 38 securities in an unrealized loss position for more than twelve months at November 29, 2019.
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of August 28, 2020:

(in millions)	Amortized Cost	Estimated Fair Value
Due within one year	$890	$894
Due between one and two years	393	398
Due between two and three years	176	178
Due after three years	27	27
Total	$1,486	$1,497
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to other income (expense), net in our condensed consolidated statements of income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our condensed consolidated balance sheets. During the nine months ended August 28, 2020 and August 30, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended August 28, 2020.
The fair value of our financial assets and liabilities at August 28, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$5	$—	$5	$—
Money market mutual funds	2,937	2,937	—	—
Time deposits	85	85	—	—
Short-term investments:
Asset-backed securities	89	—	89	—
Corporate debt securities	1,395	—	1,395	—
Municipal securities	13	—	13	—
Prepaid expenses and other current assets:
Foreign currency derivatives	29	—	29	—
Other assets:
Deferred compensation plan assets	110	7	103	—
Total assets	$4,663	$3,029	$1,634	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$5	$—	$5	$—

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.47 billion as of August 28, 2020, based on observable market prices in less active markets and categorized as Level 2. See Note 15 for further details regarding our debt.

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
As of August 28, 2020, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $25 million is expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $3 million is expected to be recognized into interest expense within the next 12 months.
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
During the first quarter of fiscal 2020, our 2020 Notes became due and were paid in conjunction with our debt refinancing. As of August 28, 2020, the interest rate swap agreements had matured and were no longer recognized in our condensed consolidated financial statements.
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
The fair value of derivative instruments on our condensed consolidated balance sheets as of August 28, 2020 and November 29, 2019 were as follows:

(in millions)	2020		2019
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$11	$—	$26	$—
Treasury lock(1)	—	—	—	30
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	18	5	3	3
Total derivatives	$29	$5	$29	$33
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains (losses) on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended August 28, 2020 and August 30, 2019 were as follows:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$(33)	$16	$(30)	$35
Treasury lock	$—	$(43)	$(1)	$(43)

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The effects of derivative instruments on our condensed consolidated statements of income for the three months ended August 28, 2020 and August 30, 2019 were as follows:

(in millions)	2020			2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$(1)	$—	$—	$10	$—
Treasury lock
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$—	$(1)	$—	$—	$—
Derivatives not designated as hedging relationships:
Foreign exchange option contracts	$—	$—	$—	$1	$—
Foreign exchange forward contracts	$—	$—	$12	$—	$(1)
The effects of derivative instruments on our condensed consolidated statements of income for the nine months ended August 28, 2020 and August 30, 2019 were as follows:

(in millions)	2020			2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$11	$—	$—	$28	$—
Amount excluded from effectiveness testing and ineffective portion	$—	$—	$—	$—	$(24)
Treasury lock
Net gain (loss) reclassified from accumulated other comprehensive income into income, net of tax	$—	$(2)	$—	$—	$(1)
Derivatives not designated as hedging relationships:
Foreign exchange option contracts	$—	$—	$—	$1	$—
Foreign exchange forward contracts	$—	$—	$5	$—	$—
_________________________________________
(1)Starting the third quarter of fiscal 2019, all changes in the fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of August 28, 2020 and November 29, 2019 was $10.74 billion and $10.69 billion, respectively. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any such events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test.
Other intangible assets subject to amortization as of August 28, 2020 and November 29, 2019 were as follows:

(in millions)	2020			2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	$1,124	$(429)	$695	$1,219	$(436)	$783
Purchased technology	763	(322)	441	759	(223)	536
Trademarks	384	(109)	275	384	(73)	311
Other	227	(193)	34	227	(136)	91
Other intangibles, net	$2,498	$(1,053)	$1,445	$2,589	$(868)	$1,721
Amortization expense related to other intangibles was $92 million and $281 million for the three and nine months ended August 28, 2020, respectively. Comparatively, amortization expense related to other intangible assets was $102 million and $305 million for the three and nine months ended August 30, 2019, respectively. Of these amounts, $51 million and $158 million were included in cost of revenue for the three and nine months ended August 28, 2020, respectively, and $59 million and $172 million were included in cost of revenue for the three and nine months ended August 30, 2019, respectively.
During the nine months ended August 28, 2020, certain other intangibles associated with our previous acquisitions became fully amortized and were removed from the condensed consolidated balance sheets.
As of August 28, 2020, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2020	$85
2021	255
2022	224
2023	215
2024	202
Thereafter	464
Total expected amortization expense	$1,445

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of August 28, 2020 and November 29, 2019 consisted of the following:

(in millions)	2020	2019
Accrued compensation and benefits	$383	$318
Accrued bonuses	243	222
Refund liabilities	115	126
Accrued corporate marketing	136	80
Accrued media costs	61	118
Taxes payable	83	83
Royalties payable	33	62
Fair value of derivatives	5	33
Accrued interest expense	8	29
Accrued building rent	—	99
Other	250	229
Accrued expenses	$1,317	$1,399
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended August 28, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	8.6	$211.95
Awarded	3.0	$352.14
Released	(3.7)	$187.73
Forfeited	(0.5)	$251.12
Ending outstanding balance	7.4	$277.60	$3,842

Expected to vest	6.8	$275.62	$3,510
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of August 28, 2020 of $516.44.
The total fair value of restricted stock units vested during the nine months ended August 28, 2020 was $1.35 billion.
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
As of August 28, 2020, the shares awarded under our 2020, 2019 and 2018 Performance Share Programs remain outstanding and are yet to be achieved.
Performance share activity for the nine months ended August 28, 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	1.0	$199.78
Awarded	0.6	$271.62
Achieved	(0.8)	$118.84
Forfeited	(0.1)	$302.12
Ending outstanding balance	0.7	$328.04	$372

Expected to vest	0.7	$321.11	$336
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of August 28, 2020 of $516.44.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares awarded during the nine months ended August 28, 2020 include 0.4 million additional shares awarded for the final achievement of the 2017 Performance Share Program which was certified in the first quarter of fiscal 2020. The remaining awarded shares were for the 2020 Performance Share Program. Shares achieved during the nine months ended August 28, 2020 resulted from 200% achievement of target for the 2017 Performance Share Program.
The total fair value of performance shares achieved during the nine months ended August 28, 2020 was $264 million.

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
As of August 28, 2020, we had reserved 103.0 million shares of our common stock for issuance under the 2020 ESPP and approximately 12.6 million shares remain available for future issuance.
The assumptions used to value employee stock purchase rights during the nine months ended August 28, 2020 and August 30, 2019 were as follows:

	Three Months		Nine Months
	2020	2019	2020	2019
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	36% - 46%	30%	24% - 46%	30% - 35%
Risk free interest rate	0.16% - 0.17%	1.78%	0.16% - 1.58%	1.78% - 2.47%
Employees purchased 1.2 million shares at an average price of $218.37 and 1.5 million shares at an average price of $150.55 for the nine months ended August 28, 2020 and August 30, 2019, respectively. The intrinsic value of shares purchased during the nine months ended August 28, 2020 and August 30, 2019 was $216 million and $179 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 28, 2020, there was $1.73 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended August 28, 2020 and August 30, 2019 were as follows:

(in millions)	2020		2019
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options
Cost of revenue	$11	$3	$10	$3
Research and development	111	10	84	10
Sales and marketing	53	12	48	13
General and administrative	29	3	25	3
Total	$204	$28	$167	$29

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Total stock-based compensation costs included in our condensed consolidated statements of income for the nine months ended August 28, 2020 and August 30, 2019 were as follows:

(in millions)	2020		2019
Income Statement Classifications	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options	Restricted Stock Units and Performance Share Awards	Stock Purchase Rights and Options
Cost of revenue	$37	$9	$30	$10
Research and development	319	28	245	28
Sales and marketing	166	29	159	33
General and administrative	81	7	72	8
Total	$603	$73	$506	$79

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 29, 2019	Increase / Decrease	Reclassification Adjustments		August 28, 2020
Unrealized gains on available-for-sale securities	$4	$8	$(1)	(1)	$11
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(22)	(31)	(3)	(2)	(56)
Cumulative foreign currency translation adjustments	(170)	62	—		(108)
Total accumulated other comprehensive income (loss), net of taxes	$(188)	$39	$(4)		$(153)
_________________________________________
(1)Reclassification adjustments for gains on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended August 28, 2020 and August 30, 2019 were not material.

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
During the nine months ended August 28, 2020 and August 30, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.2 billion and $2 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the nine months ended August 28, 2020, we repurchased approximately 6.5 million shares at an average price of $350.72 through structured repurchase agreements entered into during fiscal 2019 and the nine months ended August 28, 2020. During the nine months ended August 30, 2019 we repurchased approximately 7.1 million shares at an average price of $266.96 through structured repurchase agreements entered into during fiscal 2018 and the nine months ended August 30, 2019.
For the nine months ended August 28, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 28, 2020 were excluded from the computation of earnings per share. As of August 28, 2020, $167 million of prepayment remained under this agreement.
Subsequent to August 28, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. Upon completion of the $850 million stock repurchase agreement, $2.05 billion remains under our May 2018 authority.

NOTE 13.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 28, 2020 and August 30, 2019:

	Three Months		Nine Months
(in millions, except per share data)	2020	2019	2020	2019
Net income	$955	$793	$3,010	$2,100
Shares used to compute basic net income per share	480.2	485.8	481.3	487.1
Dilutive potential common shares:
Restricted stock units and performance share awards	4.4	4.8	4.2	4.9
Stock purchase rights and options	0.3	0.4	0.3	0.5
Shares used to compute diluted net income per share	484.9	491.0	485.8	492.5
Basic net income per share	$1.99	$1.63	$6.25	$4.31
Diluted net income per share	$1.97	$1.61	$6.20	$4.26

Anti-dilutive potential common shares (1)	—	0.1	0.4	0.1
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 15.  DEBT
The carrying values of our borrowings as of August 28, 2020 and November 29, 2019 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	August 28, 2020	November 29, 2019
4.75% 2020 Notes	February 2010	February 2020	4.92%	$—	$900
1.70% 2023 Notes	February 2020	February 2023	1.92%	500	—
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	—
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	—
Term Loan	October 2018	April 2020	2.47%	—	2,250
Total debt outstanding, at par				$4,150	$4,150
Less: Current portion of debt				—	(3,150)
Unamortized discount and debt issuance costs				(34)	(11)
Carrying value of long-term debt				$4,116	$989

Current portion of debt, at par				$—	$3,150
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$3,149
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
3.25% 2025 Notes
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes”) which remain outstanding as of August 28, 2020. The related discount and issuance costs were amortized to interest expense over the term of the 3.25% 2025 Notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
As of August 28, 2020, our outstanding notes payable consists of the 2023 Notes, 1.90% 2025 Notes, 3.25% 2025 Notes, 2027 Notes and 2030 Notes (collectively, the “Notes”). Based on quoted prices in inactive markets, the total fair value of our outstanding Notes was $4.47 billion as of August 28, 2020.
Our Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of August 28, 2020, we were in compliance with all of the covenants.
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
As of August 28, 2020, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.

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
Operating lease expense was $31 million and $90 million for the three and nine months ended August 28, 2020, respectively, which we recognized in cost of revenue and operating expenses in our condensed consolidated statements of income. The operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.
Supplemental cash flow information for the nine months ended August 28, 2020 related to operating leases was as follows:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$74
Right-of-use assets obtained in exchange for operating lease liabilities	$50
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of August 28, 2020 were 9 years and 2.32%, respectively.
As of August 28, 2020, the maturities of lease liabilities under operating leases are as follows:

(in millions)
Fiscal Year	Operating Leases (1)
Remainder of 2020	$18
2021	110
2022	89
2023	72
2024	59
Thereafter	331
Total lease liabilities	$679
Less: Imputed interest	69
Present value of lease liabilities	$610
_________________________________________
(1)    Operating lease payments exclude $17 million of legally binding minimum lease payments for leases signed but not yet commenced.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Future minimum rental payments and future minimum sublease income for our operating leases as of November 29, 2019, prior to our adoption of the new leases standard, were as follows:

(in millions)	Operating Leases
Fiscal Year	Future Minimum Rental Payments	Future Minimum Sublease Income
2020	$98	$10
2021	92	9
2022	81	6
2023	69	2
2024	61	—
Thereafter	338	—
Total	$739	$27

NOTE 17.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for the three and nine months ended August 28, 2020 and August 30, 2019 included the following:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Interest expense	$(28)	$(40)	$(89)	$(121)
Investment gains (losses), net:
Realized investment gains	$1	$1	$4	$45
Realized investment losses	—	—	(1)	—
Unrealized investment gains, net	9	3	4	2
Investment gains (losses), net	$10	$4	$7	$47
Other income (expense), net:
Interest income	$7	$18	$37	$50
Foreign exchange gains (losses)	1	(1)	1	(26)
Other	1	—	1	—
Other income (expense), net	$9	$17	$39	$24
Non-operating income (expense), net	$(9)	$(19)	$(43)	$(50)

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2020, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings. In addition, we continued to wind down our transaction-driven Advertising Cloud offerings during the third quarter of fiscal 2020, which, as expected, continued to negatively impact Digital Experience revenue growth during the quarter.
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
Creative ARR exiting the third quarter of fiscal 2020 was $8.29 billion, up from $7.25 billion at the end of fiscal 2019. Document Cloud ARR exiting the third quarter of fiscal 2020 was $1.34 billion, up from $1.08 billion at the end of fiscal 2019. Total Digital Media ARR grew to $9.63 billion at the end of the third quarter of fiscal 2020, up from $8.33 billion at the end of fiscal 2019.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2020 was $1.96 billion, up from $1.65 billion in the third quarter of fiscal 2019, representing 19% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2020 was $375 million, up from $307 million in the third quarter of fiscal 2019, representing 22% year-over-year growth and reflecting an increase in demand driven by the shift to remote work as well as our continued efforts to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $2.34 billion in the third quarter of fiscal 2020, up from $1.96 billion in the third quarter of fiscal 2019, representing 19% year-over-year growth. These increases were driven by strong net new user growth, including those resulting from the current work-from-home environment reflecting expanded digital engagement.

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
Adobe Experience Cloud is focused on delivering solutions for our enterprise customers across the following strategic growth pillars:
•Data and insights. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Our offerings include Adobe Analytics, Adobe Audience Manager, Adobe Experience Platform, Customer Journey Analytics and Real-time Customer Data Platform.
•Content and commerce. We offer solutions to help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our offerings include Adobe Experience Manager, Adobe Target and Magento Commerce.
•Customer journey management. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Our offerings include Adobe Campaign, Marketo Engage and Journey Orchestration.
During the second quarter of fiscal 2020, we began to discontinue our transaction-driven Advertising Cloud offerings, allowing us to focus our investment on strategic growth initiatives. We continue to offer our Advertising Cloud software solutions, but they are not expected to be areas of revenue growth.
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
Digital Experience revenue was $838 million in the third quarter of fiscal 2020, up from $821 million in the third quarter of fiscal 2019, representing 2% year-over-year growth. Driving this slight increase was the increase in subscription revenue, which grew to $729 million in the third quarter of fiscal 2020 from $679 million in the third quarter of fiscal 2019, representing 7% year-over-year growth. Excluding Advertising Cloud, Digital Experience subscription revenue grew 14% year-over-year. We continue to wind down our transaction-driven Advertising Cloud offerings which we expect to continue to negatively impact revenue growth and result in reductions in the related cost of revenue and improved Digital Experience gross margin percentage.
COVID-19 UPDATE
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This global pandemic has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we have taken action to direct our teams to work from home, suspend travel and replace in-person events such as Adobe Summit and MAX, with digital events through June 2021.
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

We continue to experience some impact from delays in enterprise transactions and consulting services implementations due to continued economic challenges with enterprise customers in certain verticals, as well as weakness in our commercial segment that targets small- and medium-sized businesses. In addition, the significant global decline in advertising spending and the wind-down of our transaction-based Advertising Cloud offerings has impacted our Advertising Cloud revenue.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 28, 2020, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2019.
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

RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $9.63 billion as of August 28, 2020 increased by $1.30 billion, or 16%, from $8.33 billion as of November 29, 2019. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Adobe Document Cloud offerings.
•Creative revenue during the three months ended August 28, 2020 of $1.96 billion increased by $307 million, or 19%, compared to the year-ago period. Document Cloud revenue during the three months ended August 28, 2020 of $375 million increased by $68 million, or 22%, compared to the year-ago period. The increases were primarily due to the increase in subscription revenue associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $838 million during the three months ended August 28, 2020 increased slightly by $17 million, or 2%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings, offset in part by decreases in revenue associated with our transaction-driven Advertising Cloud offerings which we began to discontinue during the second quarter of fiscal 2020.

•Remaining performance obligation of $10.34 billion as of August 28, 2020 increased by $518 million, or 5%, from $9.82 billion as of November 29, 2019 primarily due to increases in new contracts and renewals for our Digital Media offerings.
•Cost of revenue of $427 million during the three months ended August 28, 2020 increased slightly by $11 million, or 3%, compared to the year-ago period primarily due to increases in hosting services and data center costs, offset in large part by decreases in Advertising Cloud media costs.
•Operating expenses of $1.73 billion during the three months ended August 28, 2020 increased by $165 million, or 11%, compared to the year-ago period primarily due to increases in base compensation and related benefits costs and stock-based compensation expense associated with headcount growth, as well as increased marketing spend. These increases were offset in part by decreases in travel-related expenses.
•Net income of $955 million during the three months ended August 28, 2020 increased by $162 million, or 20%, compared to the year-ago period primarily due to increases in revenue, offset in part by increases in operating expenses.
•Net cash flows from operations of $3.95 billion during the nine months ended August 28, 2020 increased by $900 million, or 30%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.

Revenue for the Three and Nine Months Ended August 28, 2020 and August 30, 2019

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Subscription	$3,000	$2,547	18%	$8,699	$7,308	19%
Percentage of total revenue	93%	90%		92%	89%
Product	109	157	(31)%	380	480	(21)%
Percentage of total revenue	3%	6%		4%	6%
Services and support	116	130	(11)%	365	391	(7)%
Percentage of total revenue	4%	4%		4%	5%
Total revenue	$3,225	$2,834	14%	$9,444	$8,179	15%
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
We have the following reportable segments: Digital Media, Digital Experience and Publishing. Subscription revenue by reportable segment for the three and nine months ended August 28, 2020 and August 30, 2019 is as follows:

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Digital Media	$2,240	$1,841	22%	$6,433	$5,278	22%
Digital Experience	729	679	7%	2,175	1,945	12%
Publishing	31	27	15%	91	85	7%
Total subscription revenue	$3,000	$2,547	18%	$8,699	$7,308	19%
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
Segment Information

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Digital Media	$2,337	$1,962	19%	$6,738	$5,629	20%
Percentage of total revenue	72%	69%		71%	69%
Digital Experience	838	821	2%	2,522	2,348	7%
Percentage of total revenue	26%	29%		27%	29%
Publishing	50	51	(2)%	184	202	(9)%
Percentage of total revenue	2%	2%		2%	2%
Total revenue	$3,225	$2,834	14%	$9,444	$8,179	15%

Digital Media
Revenue from Digital Media increased $375 million and $1.11 billion during the three and nine months ended August 28, 2020, as compared to the three and nine months ended August 30, 2019 driven by increases in revenue associated with our Creative and Document Cloud offerings due to increased demand and digital engagement amid the work-from-home environment.
Revenue associated with our Creative offerings increased during the three and nine months ended August 28, 2020 as compared to the year-ago periods primarily due to increases in net new subscriptions across our Creative Cloud offerings.
Document Cloud revenue increased during the three and nine months ended August 28, 2020 as compared to the year-ago periods primarily due to increases in subscription revenue driven by strong adoption of our Document Cloud offerings including Adobe Sign.
Digital Experience
Revenue from Digital Experience increased $17 million and $174 million during the three and nine months ended August 28, 2020, as compared to the three and nine months ended August 30, 2019 primarily due to increases in subscription revenue across our offerings. These subscription revenue increases were offset in part by decreases in revenue associated with our transaction-driven Advertising Cloud offerings which we began to discontinue during the second quarter of fiscal 2020. We expect that the wind-down of these offerings will negatively impact Digital Experience revenue growth.
Geographical Information

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Americas	$1,873	$1,639	14%	$5,481	$4,748	15%
Percentage of total revenue	58%	58%		58%	58%
EMEA	851	755	13%	2,493	2,187	14%
Percentage of total revenue	26%	27%		26%	27%
APAC	501	440	14%	1,470	1,244	18%
Percentage of total revenue	16%	15%		16%	15%
Total revenue	$3,225	$2,834	14%	$9,444	$8,179	15%

Overall revenue during the three and nine months ended August 28, 2020 increased in all geographic regions as compared to the three and nine months ended August 30, 2019 primarily due to increases in Digital Media revenue and, to a lesser extent, increases in Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and nine months ended August 28, 2020 were impacts associated with foreign currency as shown below. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	Three Months	Nine Months
Revenue impact:	Increase/(Decrease)
Euro	$(5)	$(41)
British Pound	(2)	(9)
Japanese Yen	4	10
Australian Dollar	(4)	(19)
Brazilian Real	(5)	(9)
Other currencies	(2)	(10)
Total revenue impact	(14)	(78)
Hedging impact:
Euro	—	11
Japanese Yen	(1)	—
Total hedging impact	(1)	11
Total impact	$(15)	$(67)
During the three and nine months ended August 28, 2020, the U.S. Dollar primarily strengthened against EMEA currencies and the Australian Dollar as compared to the three and nine months ended August 30, 2019, which decreased revenue in U.S. Dollar equivalents. For the nine months ended August 28, 2020, the foreign currency impact to revenue was offset in part by hedging gains primarily from our EMEA currencies hedging program.

Cost of Revenue for the Three and Nine Months Ended August 28, 2020 and August 30, 2019

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Subscription	$328	$304	8%	$1,000	$888	13%
Percentage of total revenue	10%	11%		11%	11%
Product	10	9	11%	26	31	(16)%
Percentage of total revenue	*	*		*	*
Services and support	89	103	(14)%	268	302	(11)%
Percentage of total revenue	3%	4%		3%	4%
Total cost of revenue	$427	$416	3%	$1,294	$1,221	6%
_________________________________________
(*)    Percentage is less than 1%.
Subscription
Cost of subscription revenue consists of third-party royalties and expenses related to operating our network infrastructure, including depreciation expense, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead. We enter into contracts with third parties for hosting services and use of data center facilities. Our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Cost of subscription revenue also includes media costs related to impressions purchased from third-party ad inventory sources. We began to discontinue our transaction-driven Advertising Cloud offerings in the second quarter of fiscal 2020, which we expect will result in reductions to media costs.

Cost of subscription revenue increased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Hosting services and data center costs	10%	8%
Base compensation and related benefits associated with headcount	3	2
Incentive compensation, cash and stock-based	1	3
Royalty costs	—	2
Media costs	(5)	(2)
Various individually insignificant items	(1)	—
Total change	8%	13%
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
Cost of services and support revenue decreased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to decreases in base compensation and related benefits associated with headcount.

Operating Expenses for the Three and Nine Months Ended August 28, 2020 and August 30, 2019

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Research and development	$566	$490	16%	$1,630	$1,430	14%
Percentage of total revenue	18%	17%		17%	17%
Sales and marketing	892	812	10%	2,650	2,443	8%
Percentage of total revenue	28%	29%		28%	30%
General and administrative	230	219	5%	725	654	11%
Percentage of total revenue	7%	8%		8%	8%
Amortization of intangibles	41	43	(5)%	123	133	(8)%
Percentage of total revenue	1%	2%		1%	2%
Total operating expenses	$1,729	$1,564	11%	$5,128	$4,660	10%

Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Incentive compensation, cash and stock-based	13%	11%
Base compensation and related benefits associated with headcount	2	3
Various individually insignificant items	1	—
Total change	16%	14%
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
Sales and Marketing
Sales and marketing expenses consist primarily of salary and benefit expenses, amortization of contract acquisition costs, including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.
Sales and marketing expenses increased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Marketing spend related to campaigns, events and overall marketing efforts	9%	6%
Incentive compensation, cash and stock-based	4	3
Base compensation and related benefits associated with headcount	—	1
Transaction fees	3	2
Travel	(4)	(3)
Various individually insignificant items	(2)	(1)
Total change	10%	8%
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

General and administrative expenses increased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to the following:

	Components of % Change 2020-2019 QTD	Components of % Change 2020-2019 YTD
Bad debt expense	6%	5%
Incentive compensation, cash and stock-based	6	4
Base compensation and related benefits associated with headcount	1	1
Charges related to cancellation of corporate events	(7)	3
Travel	(2)	(2)
Charitable contributions	5	3
Various individually insignificant items	(4)	(3)
Total change	5%	11%
Bad debt expense increased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to specific reserves for certain categories of customers that were more impacted by the changes in the macroeconomic environment as a result of the pandemic.
During the nine months ended August 28, 2020, we recorded charges related to the cancellation of our corporate events due to concerns over the pandemic. During the three months ended August 28, 2020, certain of these charges were reversed as we successfully negotiated the right to apply certain commitments to other events.
Amortization of Intangibles
Amortization expenses decreased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to certain acquired intangible assets becoming fully amortized during the current period.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 28, 2020 and August 30, 2019

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Interest expense	$(28)	$(40)	(30)%	$(89)	$(121)	(26)%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	10	4	**	7	47	**
Percentage of total revenue	*	*		*	1%
Other income (expense), net	9	17	**	39	24	**
Percentage of total revenue	*	1%		*	*
Total non-operating income (expense), net	$(9)	$(19)	**	$(43)	$(50)	**
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
Interest expense decreased during the three and nine months ended August 28, 2020 as compared to the three and nine months ended August 30, 2019 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020. See Note 15 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.

Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains (losses), net decreased during the nine months ended August 28, 2020 as compared to the nine months ended August 30, 2019 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), net decreased during the three months ended August 28, 2020 as compared to the three months ended August 30, 2019 primarily due to decreases in interest income driven by lower average interest rates. Other income (expense), net increased during the nine months ended August 28, 2020 as compared to the nine months ended August 30, 2019 primarily due to our change in methodology of accounting for foreign currency cash flow hedges. Effective in the third quarter of fiscal 2019, expenses associated with the option premiums, which were previously recorded in other income (expense), net, are recorded in accumulated other comprehensive income.

Provision for (Benefit from) Income Taxes for the Three and Nine Months Ended August 28, 2020 and August 30, 2019

(dollars in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Provision for (benefit from) income taxes	$105	$42	150%	$(31)	$148	(121)%
Percentage of total revenue	3%	1%		—%	2%
Effective tax rate	10%	5%		(1)%	7%
Our effective tax rate increased by approximately 5 percentage points for the three months ended August 28, 2020, as compared to the three months ended August 30, 2019, primarily due to certain tax benefits that we were entitled to upon filing and concluding examinations of our income tax returns in the three months ended August 30, 2019. Our effective tax rate decreased by approximately 8 percentage points for the nine months ended August 28, 2020, as compared to the nine months ended August 30, 2019, primarily due to the tax benefit resulting from an intra-entity transfer of certain intellectual property rights (“IP rights”).
Our effective tax rates for the three and nine months ended August 28, 2020 were lower than the U.S. federal statutory tax rate of 21% primarily due to a favorable geographic mix of earnings and tax benefits related to stock-based compensation. Our effective tax rate for the nine months ended August 28, 2020 also included a tax benefit for the intra-entity transfer of IP rights.
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
Certain international provisions of the U.S. Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax and a special tax deduction for foreign-derived intangible income, took effect in fiscal 2019. As the U.S. Treasury releases regulations that impact these provisions, we account for finalized regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $289 million as of August 28, 2020 and is primarily attributable to certain state and foreign credits.

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
In June 2020, California enacted legislation which includes a limitation on the utilization of research and development tax credits for a three-year period beginning in fiscal 2021. As we are still in the process of evaluating the legislation, the net impact of the legislation is uncertain but is anticipated to increase our California tax and, consequently, adversely impact our effective tax rates for the three-year period beginning in fiscal 2021.
During the fourth quarter of fiscal 2020, we anticipate making an additional change to our international trading structure, which is also aimed to better align our ownership of certain IP rights with how our business operates. Under the current rules, this change, if completed, will result in the recording of an additional discrete tax benefit in the fiscal 2020 effective income tax rate related to the transferred IP rights, which is deductible in future periods. The net impact of such change is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020. However, we expect cash paid for income taxes will be at a lower effective rate than our effective income tax rate for the provision for income taxes due to the future deductions on the transferred IP rights.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $169 million and $171 million as of August 28, 2020 and August 30, 2019, respectively. If the total unrecognized tax benefits at August 28, 2020 and August 30, 2019 were recognized in the future, $121 million and $112 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $25 million and $23 million as of August 28, 2020 and August 30, 2019, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $10 million over the next 12 months.
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
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 28, 2020	November 29, 2019
Cash and cash equivalents	$3,767	$2,650
Short-term investments	$1,497	$1,527
Working capital	$2,257	$(1,696)
Stockholders’ equity	$11,713	$10,530
Working Capital
Working capital was $2.26 billion of a surplus as of August 28, 2020 and $1.70 billion of a deficit as of November 29, 2019. During the first quarter of fiscal 2020, we refinanced our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”). See the section titled “Cash Flows from Financing Activities” below.
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 28, 2020	August 30, 2019
Net cash provided by operating activities	$3,945	$3,045
Net cash used for investing activities	(283)	(287)
Net cash used for financing activities	(2,548)	(2,180)
Effect of foreign currency exchange rates on cash and cash equivalents	3	(12)
Net increase in cash and cash equivalents	$1,117	$566
 Our primary source of cash is receipts from revenue and, to a lesser extent, proceeds from participation in the employee stock purchase plan. The primary uses of cash are payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other uses of cash include our stock repurchase program as described below, business acquisitions, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.95 billion for the nine months ended August 28, 2020 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with decreases in trade receivables, which were offset in part by increases in prepaid expenses and other assets. Decreases in trade receivables were largely attributable to strong collections during the first quarter of fiscal 2020. The primary working capital use of cash was due to increases in prepaid expenses and other assets driven by sales commissions paid and capitalized, increases in prepaid expenses due to the timing of billings and payments associated with certain vendors, and increases in prepaid payroll related to employee benefits.
Cash Flows from Investing Activities
Net cash used for investing activities of $283 million for the nine months ended August 28, 2020 was primarily due to ongoing capital expenditures. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments, net of purchases.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.55 billion for the nine months ended August 28, 2020 was primarily due to payments for our treasury stock repurchases and taxes paid related to the net share settlement of equity awards, which were offset by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
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
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2020 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. While the pandemic has not negatively impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of August 28, 2020, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of August 28, 2020, we have $4.15 billion senior notes outstanding, consisting of the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, 2030 Notes, and the $1 billion of 3.25% senior notes due February 1, 2025 (“3.25% 2025 Notes,” and together with the aforementioned notes, “Notes”). The Notes rank equally with our other unsecured and unsubordinated indebtedness.
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
During the nine months ended August 28, 2020 and August 30, 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.2 billion and $2 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the nine months ended August 28, 2020, we repurchased approximately 6.5 million shares at an average price of $350.72 through structured repurchase agreements entered into during fiscal 2019 and the nine months ended August 28, 2020. During the nine months ended August 30, 2019, we repurchased approximately 7.1 million shares at an average price of $266.96 through structured repurchase agreements entered into during fiscal 2018 and the nine months ended August 30, 2019.
For the nine months ended August 28, 2020, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by August 28, 2020 were excluded from the computation of earnings per share. As of August 28, 2020, $167 million of prepayment remained under this agreement.

Subsequent to August 28, 2020, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. Upon completion of the $850 million stock repurchase agreement, $2.05 billion remains under our May 2018 authority.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of August 28, 2020 consist of our Notes and obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no other material changes in those obligations during the nine months ended August 28, 2020. See Notes 14, 15 and 16 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Contractual Obligations
In February 2020, we issued the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, and 2030 Notes. Concurrently, we settled our outstanding Term Loan and the 2020 Notes. The following table updates our Notes obligations as of August 28, 2020:

(in millions)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$4,763	$99	$693	$1,659	$2,312
As of August 28, 2020, the carrying value of our Notes was $4.12 billion. Interest is payable semi-annually, in arrears on February 1 and August 1. At August 28, 2020, our maximum commitment for interest payments was $613 million for the remaining duration of our outstanding Notes.
Covenants
Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of August 28, 2020, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $390 million as of August 28, 2020 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended August 28, 2020, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 28, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the pandemic. We have performed an evaluation of our control environment, operating procedures, data and internal controls and determined that the design of our processes and controls have continued to operate effectively throughout this shift to a work-from-home environment.
There were no changes in our internal control over financial reporting during the quarter ended August 28, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
We have shifted all of our in-person customer events through June 2021 to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic have affected the rate of IT spending and may continue to adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
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
The introduction of, or limitations on, certain technologies may reduce the effectiveness of our products. For example, some of our products rely on third-party cookies or other identifiers where the permissions are managed through web browsers or mobile operating systems. These technologies are used in our products to help our customers more effectively advertise, gauge the performance of their advertisements and detect and prevent fraudulent activity. Consumers can control the use of these technologies through their browsers, device settings or “ad-blocking” software or applications. Increased use of such methods, software or applications that block cookies or other identifiers could harm our business.
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
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of recent judicial decisions in the European court system. We are closely monitoring this and other developments related to requirements for transferring personal data outside the European Union and other countries that have similar trans-border data flow requirements, and adjusting our practices accordingly. These new requirements have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including Australia, Brazil and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could impact our business, financial condition and results of operations, in those jurisdictions.
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
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud and Adobe Experience Platform solutions and Enterprise Term License Agreements (“ETLAs”) in our Digital Media business, are multi-phased and complex. The complexity in these sales cycles is due to several factors, including:
•the need for our sales representatives to educate customers about the use and benefit of large-scale deployments of our products and services, including technical capabilities, security features, potential cost savings and return on investment;
•the desire of organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures;
•the need for our representatives to spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services;
•intensifying competition within the industry;
•the negotiation of large, complex, enterprise-wide contracts;
•the need for our customers to obtain requisition approvals from various decision makers within their organizations due to the complexity of our solutions touching multiple departments within customers’ organizations; and
•customer budget constraints, economic conditions and unplanned administrative delays.
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
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad and the United Kingdom’s vote to exit the European Union (Brexit);
•tax laws (including U.S. taxes on foreign subsidiaries);
•increased financial accounting and reporting burdens and complexities;
•changes in, or impositions of, legislative or regulatory requirements;
•changes in laws governing the free flow of data across international borders;
•failure of laws to protect our intellectual property rights adequately;
•inadequate local infrastructure and difficulties in managing and staffing international operations;
•delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;
•the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;
•costs and delays associated with developing products in multiple languages;
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
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
We may not realize the anticipated benefits of an investment or acquisition of a company, division, product or technology, each of which involves numerous risks. These risks include:
•inability to achieve the financial and strategic goals for the acquired and combined businesses;
•difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the acquired business;
•entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
•disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
•inability to retain personnel of the acquired business;
•inability to retain key customers, distributors, vendors and other business partners of the acquired business;
•inability to take advantage of anticipated tax benefits;
•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;
•increased accounts receivables collection times and working capital requirements associated with acquired business models;
•additional costs of bringing acquired companies into compliance with laws and regulations applicable to a multinational corporation;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
•failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as claims from terminated employees, customers, former stockholders or other third parties;
•incurring significant exit charges if products or services acquired in business combinations are unsuccessful;
•inability to conclude that our internal controls over financial reporting are effective;
•inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;
•the failure of strategic investments to perform as expected or to meet financial projections;
•delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and
•incompatibility of business cultures.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism and other events beyond our control, such as the COVID-19 pandemic. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness (e.g., international travel bans impacting customers in the travel and hospitality industries). As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The U.S. Tax Cuts and Jobs Act (“Tax Act”), enacted into law on December 22, 2017, changed existing U.S. tax law applicable to us and included certain international provisions effective for us starting in fiscal 2019. The applicability and impact of these new tax provisions, and of other international tax law changes, will likely require us to respond by making change(s) to our international trading structure. The net impact of such change(s) is uncertain but is anticipated to adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020. See the section titled “Provision for (Benefit from) Income Taxes” within Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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
In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. A number of factors may affect the market price for our common stock, such as:
•shortfalls in, or changes in expectations about, our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our Digital Experience offerings, or other key performance metrics;
•changes in estimates or recommendations by securities analysts;
•whether our results meet analysts’ expectations;
•compression or expansion of multiples used by investors and analysts to value high technology SaaS companies;
•the announcement of new products or services, product enhancements, service introductions, strategic alliances or significant agreements by us or our competitors;
•the loss of large customers or our inability to increase sales to existing customers, retain customers or attract new customers;
•recruitment or departure of key personnel;
•variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry;
•general socio-economic, political or market conditions;
•macroeconomic conditions and the economic impact of the COVID-19 pandemic; and
•unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.

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
We have $4.15 billion in senior unsecured notes and a $1 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:
•increasing our vulnerability to adverse changes in general economic and industry conditions;
•requiring the dedication of a portion of our expected cash flow from operations to service our debt, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
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
 While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to work and to stay connected. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s (“FSB”) Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations and the Sustainability Accounting Standards Board (“SASB”) environmental metrics.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of August 28, 2020 consisted of asset-backed securities, corporate debt securities, money market mutual funds, municipal securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of August 28, 2020, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 28, 2020. See Note 12 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in millions, except average price per share)
Beginning repurchase authority(1)				$3,684
May 30, 2020—June 26, 2020
Shares repurchased	0.7	$384.78	0.7	$(284)
June 27, 2020 —July 24, 2020
Shares repurchased	0.4	$433.97	0.4	$(167)	(2)
July 25, 2020—August 28, 2020
Shares repurchased	0.4	$440.77	0.4	$(167)	(2)

Total	1.5		1.5	$3,066
_________________________________________
(1)In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
(2)In June 2020 we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $500 million. As of August 28, 2020, approximately $167 million of the prepayment remained under this agreement.

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

Date: September 23, 2020

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Adobe
Acrobat
Allegorithmic
Behance
Creative Cloud
Magento
Marketo
Reader

All other trademarks are the property of their respective owners.