Form 10-K
period 2020-11-27
ADOBE INC.
filed 2021-01-15
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 29, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $143.27 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 8, 2021, 478.7 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 27, 2020, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and the anticipated impact on our business of the COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2021. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

PART I
ITEM 1.  BUSINESS
Founded in 1982, Adobe Inc. is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals including photographers, video editors, designers and developers; communicators including content creators, students, marketers and knowledge workers; businesses of all sizes; and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, devices and media. We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
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
BUSINESS OVERVIEW
For over 35 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments engage and interact with their constituents in print and online. We help our customers create and deliver the most compelling experiences in streamlined workflows and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into valuable digital experiences, across media and devices, anytime, anywhere.
While we continue to offer a broad portfolio of products, services and solutions, we focus our investments in two strategic growth areas:
Digital Media – providing products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere and accelerate their productivity by modernizing how they view, share and engage with documents and creative content. Our customers include creative professionals like photographers, video editors, graphic and experience designers, and app and game developers; communicators like content creators, students, marketers and knowledge workers who create, collaborate on and distribute documents and creative content; and consumers. This is the core of what we have delivered for decades, and we have evolved our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device, and on projects of all types.
Digital Experience – providing a comprehensive and integrated platform and set of applications and services through Adobe Experience Cloud that enable brands and businesses of all sizes to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives and sales and support executives. Underpinning Adobe Experience Cloud is our Adobe Experience Platform, which provides businesses and brands with an open and extensible platform for customer experience management that transforms customer data into real-time robust customer profiles and uses insights driven by artificial intelligence (“AI”) to enable the delivery of personalized digital experiences in milliseconds. By combining the creativity of our Digital Media business with the science of our Digital Experience offerings, we help our customers more efficiently and effectively make, manage, measure and monetize their content across channels and devices with an end-to-end workflow and feedback loop.
We believe we are uniquely positioned to be a leader in both the Digital Media and Digital Experience markets, where our mission to change the world through digital experiences has never been more relevant, as people seek new ways to communicate, learn and conduct business virtually. By integrating products from each of these areas, our customers are able to utilize a comprehensive suite of solutions and services that no other company currently offers. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue to invest in delivering digital experiences.
SEGMENTS
Our business is organized into three reportable segments: Digital Media, Digital Experience and Publishing and Advertising. These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities further described below, placing our Publishing and Advertising business in a third segment that contains some of our legacy products and solutions.
In the fourth quarter of fiscal 2020, we moved our Adobe Advertising Cloud offerings from our Digital Experience segment into our Publishing and Advertising segment in order to more closely align our Digital Experience business with our strategic growth priorities.
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2021 and beyond for each of our segments. See “Results of Operations” within Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Part II, Item 8 titled “Notes to Consolidated Financial Statements” for further segment information.
Digital Media
Digital Media Opportunity
Recent technology trends in digital communications continue to provide a significant market opportunity for Adobe in digital media. Everyone has a story to tell — from creative professionals, to communicators, to consumers — and with content creation and consumption exploding across every type of device, they need the tools to tell those stories on an ever-increasing number of canvasses. In today’s world where the velocity of creation and consumption of digital content is constantly growing, design and creativity have never been more relevant and customers are looking for a way to meet demand with engaging online experiences. Adobe is in a strong position to capitalize on this opportunity with innovation that will accelerate the creative process across all platforms and devices, deepen engagement with communities and accelerate long-term revenue growth by focusing on cloud-based offerings, which are licensed on a subscription basis.
The flagship of our Digital Media business is Adobe Creative Cloud — a subscription service that allows members to use Adobe’s creative products integrated with cloud-delivered services across desktop, web and mobile devices. Creative Cloud addresses the needs of creative professionals such as artists, designers, developers, students and administrators, as well as knowledge workers, marketers, educators, hobbyists, communicators and consumers, all of whom use our products to create and deliver content. Our customers rely on our products for content creation, design, video and animation production, mobile app and gaming development, and document creation and collaboration. End users of our creative products work in businesses of all sizes ranging from large publishers, media companies and global enterprises, to smaller design agencies and individual freelancers. Moreover, our creative products are used to create much of the printed and online information people see, read and interact with every day, including video, animation, mobile and advertising content. We have introduced new products, features and services to address emerging categories of content creation, such as voice-based prototyping, refined content creation tools, 3D, augmented reality (“AR”), virtual reality and user experience design across devices and platforms. Digital content creation has transcended the desktop and so we continue to expand our footprint on tablets and mobile devices with touch-first and stylus-first apps like Photoshop for iPad, Illustrator for iPad, Adobe Fresco, Adobe Spark, Adobe Aero, Premiere Rush, Photoshop Express and Photoshop Camera. Creative Cloud members can download and access the latest versions of our creative products such as Photoshop, Illustrator, Adobe Premiere Pro, Lightroom, InDesign, Adobe XD and many more creative applications. To expand our reach and improve the way we serve the needs of our customers, we create different combinations of these services, including our applications with free and paid tiers such as Adobe XD and Adobe Fresco, that have brought new customers into our franchise. In addition, members can access built-in templates and presets created by the Adobe user community to jumpstart designs and step-by-step interactive tutorials to sharpen their skills and get up to speed quickly. Through Creative Cloud, members can access online services to sync, store and share files across users’ devices, access marketplace, social and community-based features within our Adobe Stock and Behance services, and create apps and websites, all at affordable subscription pricing. New projects announced and solutions offered include Illustrator on iPad and Adobe Fresco on iPhone, both of which will enable a seamless content creation experience across devices and help us continue to attract a tablet- and mobile-centric audience.
Adobe continues to redefine the creative process with Creative Cloud so that our customers can obtain everything they need to create, collaborate and be inspired. One part of our strategy is Adobe Sensei, a proprietary framework and set of intelligent services for dramatically improving the design and delivery of digital experiences. Adobe Sensei leverages Adobe’s massive content and data assets, as well as its deep domain expertise in the creative, marketing and document segments, within a unified AI and machine learning framework to help customers discover hidden opportunities, reduce tedious processes and offer relevant experiences to every customer.
Adobe’s Digital Media segment includes our Document Cloud business, built around our Acrobat family of products and a unified, cloud-based document services platform, which includes Acrobat, Adobe Sign and Adobe Scan. Digital documents have a mission-critical role in powering modern businesses with tens of millions of communicators worldwide interacting with documents every day. Across industries and across the world, business processes from contracting to invoicing to employee onboarding are making the change from paper to digital documents, a trend that has accelerated as businesses of all sizes shifted to remote work as a result of the pandemic. Cloud services and mobile devices are reshaping how we work, enabling greater flexibility and collaboration across global, dispersed teams. For over 25 years, Acrobat has provided for the reliable creation and exchange of digital documents, regardless of platform or application source type. Users can collaborate on documents with comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or filled out utilizing our free Acrobat Reader app on any device. Acrobat provides essential digital document capabilities and services across desktop, mobile devices and the web to help knowledge workers and communicators accomplish a wide variety of tasks ranging from simple publications and forms to mission-critical engineering documentation and architectural plans. With our Acrobat product family and its innovative cloud services, we have extended the capabilities of our Sensei-powered document actions, from view and create, to edit, secure, scan, review, embed, share and sign. Users can create a PDF with just the camera on their phone with Adobe Scan, easily read and edit PDFs on tablets and mobile devices with the Acrobat Reader app on iOS and Android, and turn slow, manual signing processes into automated experiences by collecting signatures with Adobe Sign.
Digital Media Strategy
Our goal is to be the leading platform for creativity where we offer a range of products and services that allow individuals, small and medium businesses, enterprises and government institutions, and both professionals and enthusiasts, to design and deliver amazing digital content.
We believe there is significant opportunity for growth across all customer segments and expect Adobe Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by using our products to enable everyone to create and tell their stories on a variety of surfaces and platforms, expanding into new categories and technologies like immersive 3D and AR, making the creative process more iterative and collaborative with seamless cloud-enabled collaboration and workflows, delivering intelligent, time-saving features with Adobe Sensei’s artificial intelligence and machine learning capabilities, and acquiring new users by engaging with the creative community with live tutorials and our social communities like Behance.
We will continue to deepen our relationship with existing users through data-driven customer engagement, meeting their needs holistically and delivering additional features and increased value, by offering products and features powered by AI and machine learning through Adobe Sensei. We continue to develop more applications and features like Creative Cloud Libraries that enable collaboration and allow our customers to seamlessly share and access their assets in the cloud. With solutions like

Adobe Fresco for iPhone, Illustrator for iPad, and “Liquid Mode”, a breakthrough reading experience for PDFs on Acrobat for mobile devices, our customers can use our tools wherever inspiration strikes, whether on mobile, tablet, desktop or web. We are embracing new frontiers in technology and creativity such as immersive 3D and AR experiences with Adobe Aero and our Substance suite of products. We are pursuing new ways to engage and inspire our community and help our customers develop creative skills such as allowing creators to live-stream their creative process on Behance directly from native Creative Cloud applications and allowing users to learn with step-by-step, in-app, interactive tutorials from experienced creators. With our Adobe Stock and Adobe Fonts services, we offer marketplaces that are built into our Creative Cloud products for Creative Cloud subscribers to purchase stock content and fonts.
As appropriate, we plan to optimize our pricing strategy and move our customers to higher-priced and better-value offerings and continue to employ targeted promotions that attract past customers and potential users to try out and ultimately subscribe to Adobe Creative Cloud. To target new customers and better address the needs of our existing customers, we will continue to invest in driving innovation to maintain the leadership position that we have established. As part of our Creative Cloud strategy, we utilize a data-driven operating model and our Adobe Experience Cloud solutions to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is the central destination where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. We offer free apps and trials, as well as our mobile and tablet apps, to attract new customers and use our data-driven operating model to optimize conversion of these customers to paid subscribers. Our collaboration services also help us expand our universe of business customers beyond creative professionals, as other stakeholders use our products for review purposes, copywriting or leveraging templates for social media marketing. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow a recurring and predictable revenue stream that is recognized ratably.
We offer many of the products included in Creative Cloud on a standalone basis, including subscriptions to the Creative Cloud version of certain point products. We also offer a range of other creative tools and services, including our hobbyist products such as Photoshop Elements and Premiere Elements, libraries of creative assets like Adobe Stock and Adobe Fonts and tailored, mobile-first apps such as Photoshop Camera, Adobe Aero, Adobe Capture, Adobe Fresco for iPhone, Premiere Rush and Adobe Spark that allow creators to capture, create, enhance and share content within seconds. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
In our Adobe Document Cloud business, Adobe Acrobat has achieved strong market adoption and a leadership position in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing. Trillions of PDF documents are created every year, which reflects the growing role PDF plays across practically every segment of the economy, and we believe there remain hundreds of millions of users in industries that engage with PDF files on a daily basis like legal, financial services or publishing, as well as a broader array of communicators and Acrobat Reader users, who need the capabilities provided by our Acrobat applications and the document services platform found in Document Cloud. As digital documents and processes become central to business continuity in today’s remote work environment, the paper-to-digital transformation is accelerating and we’re accelerating document productivity in turn with Adobe Document Cloud, enabling individuals and businesses to operate successfully.
We expect to drive sustained long-term revenue growth in Document Cloud through a continued expansion of our customer base by delivering the best PDF experience on every platform and across platforms, expanding the number of actions and features in Acrobat, using Adobe Sensei across our document products and services to make both new and legacy documents more intelligent and responsive, and investing in embedded document services such as integrating Acrobat and Adobe Sign functionality in third-party applications. As with our Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions and optimize our subscription-based pricing for individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We aim to increase our seat penetration in our key markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets. We will continue to engage in strategic partnerships to help drive the enterprise business, including our partnerships with Microsoft, Workday, ServiceNow and Notarize.
Our Document Cloud customers increasingly expect business processes to be seamless across desktop, web and mobile devices. Acrobat Reader on mobile devices can be used to create, edit, export, combine, collaborate on and share PDFs on the go and the new “Liquid Mode” feature automatically reformats text, images and tables for quick navigation and consumption on smaller screens. The Adobe Scan app for mobile devices can be used to capture paper documents as images and transform them into full-featured PDFs via Document Cloud services that can be shared immediately, essentially putting scanning capabilities in the pocket of every person with a mobile device. We are delivering quick access to PDF document services on the web, allowing users to create, edit, convert and compress PDFs on Adobe.com. Our Adobe Sign service also provides a green alternative to costly paper-based solutions, and is a more modern and convenient way for customers to digitally manage their documents, processes and contract workflows. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market, utilizing Adobe Sensei to enhance customer experiences through machine learning and AI, and continuing to add new capabilities to our Acrobat, Adobe Scan and Adobe Sign offerings, we can help our customers migrate away from paper-based express mailing and adopt our solution to modernize and digitize document experiences, growing our revenue with this business in the process.
Digital Experience
Digital Experience Opportunity
Digital transformation is a macro trend that affects every business, government and educational institution today – making every business a digital business. Consumers today buy experiences, not just products, and they demand compelling and personalized experiences in their digital interactions that are well-designed, context-aware, seamless and secure across channels and devices. Enterprises and brands recognize that customers have more choices and lower switching costs than ever before. In this new hyper-connected digital environment, it is the customer experience that differentiates brands and ultimately determines customer loyalty. As a result, businesses must determine how to best attract, engage, acquire and retain customers in a digital world where the reach and quality of experiences directly impact success. Business customers are consumers too, and they increasingly have the same expectations, which are driving business-to-business (“B2B”) companies to deliver business-to-consumer (“B2C”) experiences with a “business-to-everyone” (“B2E”) strategy. Delivering the best experience to a consumer at a given moment requires the right combination of data, insights and content across multiple channels in real time. To deliver these multi-channel experiences that are personalized to every customer, executives are increasingly demanding solutions that optimize their consumers’ experiences in real time and deliver the greatest return on marketing and IT spend so they can demonstrate the business impact of their programs using objective metrics.
For the past decade, Adobe Experience Cloud has helped businesses provide exceptional experiences to their customers via a comprehensive suite of solutions. We continue to believe that addressing the challenges of customer experience management is a large and growing opportunity and we are in position to help our customers digitally transform their businesses. The world’s leading brands are increasingly steering their marketing, advertising and development budgets toward digital experiences. As more and more enterprises continue this move to digital, our opportunity is accelerating as brands seek vendors to help them navigate this transition. Enterprises have a mandate to deliver meaningful experiences to their consumers across digital channels where consumers expect experiences to be consistent and personalized.
Our Adobe Experience Cloud business targets this large and growing opportunity to help companies deliver the most engaging customer experiences by providing an integrated, comprehensive set of solutions for customer experience management. Together, our applications, services and platforms provide real-time data and insights, deliver personalized content and commerce at scale, enable customer journey management and provide a powerful platform for work management. Our solutions address analytics, personalization, digital experience management, marketing automation and engagement, cross-channel campaign management, content management, creative asset management, audience management, digital commerce, order management, predictive intelligence and monetization. Collectively, these comprehensive solutions enable marketers to measure, personalize and optimize digital experiences across all channels and touch points to drive stronger business performance throughout the customer journey.
We believe the market for Adobe Experience Cloud is large and rapidly growing as more businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
Digital Experience Strategy
Our goal is to be the leading provider of cloud-based solutions for delivering digital experiences and enabling digital transformation. The Adobe Experience Cloud applications and services are designed to manage customer journeys, enable shoppable experiences and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage is strengthened by our ability to use the Adobe Experience Platform to connect our comprehensive set of solutions.
Adobe Experience Cloud delivers the following sets of solutions for our customers:
•Customer data and insights. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Adobe Analytics provides an experience system of intelligence for real-time cross-channel data, insights and activations across every channel. Adobe Audience Manager, our data management platform, helps digital publishers build unique audience profiles to identify the most valuable segments and use them across any digital channel. Adobe Experience Platform ingests, processes and stitches data across sources, channels and customer interactions in real time to create robust unified customer profiles. Adobe’s Real-time Customer Data Platform service, built on Adobe Experience Platform, delivers real-time personalization at scale to enable brands to bring together known and unknown customer data to activate customer profiles across channels and leverage intelligent decision making throughout the customer journey. Our Customer Journey Analytics service brings a powerful set of analytics tools to omnichannel data in Adobe Experience Platform, providing brands viewing data across channels an easy, interactive way to dig deeper and uncover new insights, while making analytics more accessible across their organization.
•Content and commerce. We offer solutions to help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our leading digital experience management solution, Adobe Experience Manager, helps customers organize, create, manage and deliver creative assets and other content across digital marketing channels, including web, mobile, email, communities and video, enabling customers to improve their market and brand perception and provide a personalized experience to their consumers. Adobe Target is a personalization engine that lets our customers test, target and optimize content using machine learning across multiple apps and the web. Adobe Commerce, which integrates with Adobe Experience Manager, enables our customers to create content and promotions for storefronts on every platform and provides a highly customizable and scalable end-to-end platform to manage, personalize and optimize the commerce experience across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences across B2C and B2B.
•Customer journey management. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Adobe Campaign enables marketers to manage the B2C customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across multiple channels and determined by each consumer’s behaviors and preferences. Marketo Engage is a complete customer experience management solution optimized for B2B, cross-channel campaigns requiring lead management, account-based marketing and revenue attribution technology by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Our Journey Orchestration service, built on Adobe Experience Platform, enables businesses to tailor individual journeys for every customer based on their previous behavior and preferences.
•Work management. Our work management solution is powered by Workfront, a leading work management platform for marketers. Workfront helps customers orchestrate content creation and campaign workflows across marketing and creative teams.
Adobe acquired Workfront, Inc. on December 7, 2020 and began integrating its work management platform into the Adobe Experience Cloud. Workfront is a configurable cloud platform for enterprise work management that gives teams one central platform to share ideas, create content and manage complex processes.
During the second quarter of fiscal 2020, we began to discontinue our transaction-driven Advertising Cloud offerings, allowing us to focus our investment on strategic growth initiatives. We continue to offer our Advertising Cloud software solutions, but they are not expected to be areas of revenue growth. In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our Publishing and Advertising segment, in order to more closely align our Digital Experience business with the strategic growth opportunity.
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
Adobe Experience Cloud also offers an open platform and ecosystem through its multi-cloud foundation, the Adobe Experience Platform, AI services powered by Adobe Sensei and developer services through Adobe I/O. Adobe Experience Platform provides the underlying infrastructure to make customer experience management possible by standardizing data into an easily sharable format consumable by Adobe Sensei and provides an open and extensible cloud infrastructure for Adobe Experience Cloud that allows data to flow freely within the Adobe Experience Platform and between Adobe Experience Cloud solutions and third-party software. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with consumers, and enables a broad industry ecosystem.
To drive growth of Adobe Experience Cloud, we are focused on delivering the best customer experience management solutions for B2E, enterprise and mid-market through our applications, services and platform. We also intend to focus on customer engagement, growing within existing customer accounts, and product differentiation. We have expanded our customers to include Chief Information Officers and are continuing to invest in Adobe Experience Platform integrations with Adobe Analytics and Adobe Audience Manager, as well as new services such as Intelligent Services, Customer Journey Analytics and our Real-time Customer Data Platform, to create a truly comprehensive customer data and insights offering. To give our customers increased flexibility and expand our reach, we are also delivering new functionality through additional services delivered on the Adobe Experience Platform such as Journey Orchestration. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and ISVs that help license and deploy our solutions to their customers. Strategic partnerships, such as the one we have formed with Microsoft, continue to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2021 and beyond.
Publishing and Advertising
Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web application development, high-end printing and, starting in the fourth quarter of 2020, our Adobe Advertising Cloud offerings. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by this industry.
Adobe Advertising Cloud delivers an end-to-end platform for managing advertising across digital formats, and simplifies the delivery of video, display and search advertising across channels and screens.
We generate revenue in our legacy Publishing products and services by licensing our technology to OEMs that manufacture workflow software, printers and other output devices, and generate revenue in Advertising through usage-based offerings.
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

We face competition from device, hardware and camera manufacturers as they try to differentiate their offerings by bundling, for free, their own digital imaging software or those of our competitors. Similarly, we face potential competition from operating system manufacturers as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, social networking platforms such as Facebook (including Instagram), Snapchat, Twitter, TikTok and Pinterest are yet another direct means to post, edit and share digital media, allowing users to edit content directly on their platforms and apps without the use of tailored software for editing images and videos. Our software also faces competition from free or low-cost storage and synchronization products that encourage consumers to use their integrated image and video editing solutions.
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
With the ubiquity of mobile devices and tablets, there is a growing number of image editing applications that are lightweight and mobile-first with features that compete with our professional tools. Our consumer digital imaging and video editing offerings are subject to intense competition, including customer price sensitivity and competitor brand awareness. We face direct and indirect competition in the consumer digital imaging space from a number of companies whose mobile and tablet apps compete with our offerings.
Applications and tools for experience and interface design and prototyping are still emerging and evolving as adoption of these tools by designers, design teams and larger organizations grows. Competitors to Adobe XD include Figma, InVision and Sketch. Partnerships and integrations between these companies and third parties create an increasingly competitive landscape in this space.
The universe of applications for 3D texturing and material authoring as well as other applications and tools in the areas of 3D, augmented reality and immersive design are still developing and advancing as adoption grows and new use cases emerge. Adobe’s Substance suite of applications and Adobe Aero face competition from both hardware and software players in these nascent fields and competitors include Autodesk, C4D, Foundry, Quixel and Unity.
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
The nature of traditional digital document creation, storage, collaboration and signing has been rapidly evolving as knowledge workers, communicators and consumers increasingly shift their behavior to non-desktop workflows. Competitors like Microsoft, Google, Box, Dropbox and DocuSign all offer competitive alternatives to our Adobe Document Cloud business for creating and managing PDFs and e-signatures. In addition, other PDF creation solutions can be found at a low cost or for free on the web or via mobile applications. To address these competitive threats, we are working to ensure our Document Cloud applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document security, document workflow management, easeful software integrations, enablement of paper to digital transformations, and accessibility and usability on multiple devices, including mobile and desktop.
Digital Experience
The markets in which our Digital Experience business unit competes are growing rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from large companies such as Google, Oracle, salesforce.com, SAP, SAS, Shopify, Sitecore, BigCommerce and others, in addition to point product solutions and focused competitors. Additionally, new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally-developed applications. Of the competitors listed above, no single company has products identical in breadth and depth to our Adobe Experience Cloud offerings. Adobe Experience Cloud competes in a variety of areas, including reporting and analytics, cross-channel marketing and optimization, online marketing, audience management, marketing automation, customer data platforms, digital commerce enablement, order management, web experience management, customer experience management and others.
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
Creative and digital agencies, as well as SIs, are increasingly investing in acquiring their own digital experience technology to complement their creative services offerings. Adobe may face competition from these agencies and SIs as they come to market with best-of-breed offerings in one or more digital experience capabilities, or if agencies attempt to create a more complete technology platform offering. We believe our creative tools heritage differentiates us from our competitors. We have worked closely with marketing and creative customers for over 30 years. We also believe we have leadership in this space, with current customers representing leading global brands. Our comprehensive solutions extend more broadly than any other company in serving the needs of marketers and addressing this market opportunity; we integrate content and data, analytics, personalization, digital experience management, marketing automation, cross-channel campaign management, digital commerce, audience management and customer intelligence in our Adobe Experience Cloud enabled by the Adobe Experience Platform. Most importantly, we provide a vision for our Digital Experience customers as we engage with them across the important aspects of their business, extending from their use of Adobe Creative Cloud and Adobe Document Cloud to how they manage, deliver, measure and monetize their content, participate in digital commerce, and create highly personalized and engaging shoppable experiences with our Experience Cloud.
Publishing and Advertising
Our Publishing and Advertising product offerings face competition from large-scale publishing systems, XML-based publishing companies, as well as lower-end desktop publishing products. Similarly, our web conferencing product faces competition from a number of established products from other companies, including Cisco, Citrix and Microsoft. Competition involves a number of factors, including product features, ease-of-use, printer service support, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, our strong brand among users, the widespread adoption of our products among printer service bureaus, and our extensive application programming interfaces.
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
Our Advertising Cloud offerings face competition from other advertising platforms and networks, including Google, Facebook and The Trade Desk.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription offering that enables creative professionals and enthusiasts alike to express themselves with apps and services for video, design, photography and the web that connect across devices, platforms and geographies. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily sync and access their work, files and assets across apps, platforms and devices using Creative Cloud Libraries, collaboration capabilities with team members, and new products and exclusive updates as they are developed. Creative Cloud members can build a Creative Profile which persists wherever they are. A user’s Creative Profile moves with them via Creative Cloud services from app to app and device to device, giving them immediate access to their personal files, photos, brushes, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. All of the applications listed below and many more are available through subscriptions to Creative Cloud.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app. It is used by photographers, designers, animators, web professionals and video professionals, and is available to Adobe Creative Cloud subscribers on both desktop and iPad. Lightroom, our cloud-based photo service for editing, organizing, storing and sharing photos, is also available to

Creative Cloud subscribers on desktop, tablet and mobile devices. Customers can also subscribe to Photoshop or Lightroom as individual cloud-enabled subscription products, or through our Photography Plan, which is a cloud-enabled offering targeted at photographers and photo hobbyists and includes Photoshop, Lightroom, integrated cloud services, and Lightroom Classic, a desktop-only version of the photo service app. For smartphone users looking for fast and powerful photo editing, we offer Photoshop Express, which enables sophisticated photo editing and content creation using a touch-based interface on mobile devices.
Adobe Illustrator
Adobe Illustrator is our industry-standard vector graphics app for desktop and iPad used worldwide by designers of all types who want to create digital graphics and illustrations from web icons and product packaging to book illustrations and billboards, and for all kinds of media: print, web, interactive, video and mobile. New features powered by Adobe Sensei AI allow users to automatically extract colors from a photo and add them to their designs, auto-trace a hand-drawn sketch to turn it into a vector graphic, and more. Illustrator is available on desktop and iPad to Creative Cloud subscribers, and customers can also subscribe to use it as an individual subscription product.
Adobe Fresco
Adobe Fresco is an illustration app designed for the latest stylus and touch devices that brings together the world’s largest collection of vector and raster brushes, and revolutionary new Live Brushes, to deliver a natural painting and drawing experience for artists, illustrators, animators, sketchers and anyone who wants to discover, or rediscover, the joy of drawing and painting. Live Brushes, powered by Adobe Sensei, are designed to look, feel and act just like real watercolors that blossom, blend and bleed in real time or oil that can be swirled and smudged on canvas. Tight integration with Adobe Creative Cloud enables customers to start their projects on tablet devices and move seamlessly to desktop or mobile, with all files, brushes, fonts and assets synced across devices through Adobe Creative Cloud. A free version of Adobe Fresco is available and a premium version is offered as part of Adobe Creative Cloud, as part of an Adobe Photoshop subscription plan, or as a standalone subscription for individuals, teams, education or enterprises. Adobe Fresco is available for iPad, iPhone, Microsoft Surface computers and Wacom Mobile Studio devices.
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
Adobe XD
Adobe XD is our all-in-one experience design (XD) solution used to build user experiences (UX) and user interfaces (UI) when designing websites, mobile apps and more; Adobe XD enables users to go from concept to prototype faster. Adobe XD brings design and prototyping together with fast, intuitive tools that deliver precision and performance using timesaving features like Responsive Resize, Repeat Grid, Auto-Animate and flexible artboards to create everything from low-fidelity wireframes to fully interactive prototypes for any size screen in minutes. Adobe XD also makes it easy to, with a single click, share and collaborate on designs and prototypes with teammates and allow multiple colleagues on multiple devices to simultaneously make changes to the same document in real time, with support for version control. Adobe XD allows designers to design, prototype and share digital experiences that extend beyond the screen, including keyboard and gamepad triggers for desktop and console-based experiences, and voice prototyping to create audio interactions for voice-based smart assistants and other similar platforms. Adobe XD also enables users to share and reuse assets with design systems that can scale as teams and organizations grow. Adobe XD is available to Adobe Creative Cloud subscribers, and individuals and teams can also subscribe to use it as an individual cloud-enabled subscription product. A free version is also available.
Adobe Premiere Pro and Adobe Premiere Rush
Adobe Premiere Pro is a leading nonlinear video editing tool used by filmmakers, TV editors, YouTubers and videographers. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Premiere Pro supports a vast majority of formats, and customers can use multiple graphics cards to accelerate render and export times. Premiere Pro also lets users have multiple projects open while simultaneously collaborating on a single project with their team. Automated tools powered by Adobe Sensei like Auto-Reframe save time and workflows for color, graphics, audio and immersive 360/VR in Premiere Pro take customers from first edit to final credits faster than ever. Adobe Premiere Rush is an all-in-one, easy-to-use video editing app that simplifies video creation and sharing on platforms including YouTube and Instagram, while delivering professional quality video results. Premiere Rush is uniquely positioned toward social media marketers, video bloggers and video enthusiasts who are looking for an all-in-one app to create and directly share online videos. Premiere Pro and Premiere Rush tightly integrate with other Adobe creative applications and are available to Adobe Creative Cloud subscribers, and customers can also subscribe to use Premiere Pro and Premiere Rush as individual cloud-enabled subscription products, or they can download the free Premiere Rush starter plan.
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
Adobe Dimension
Adobe Dimension is designed to make it easy for graphic designers to compose, adjust and render high-quality, photorealistic 3D images. Users can composite 2D and 3D assets to create product shots, craft photorealistic scenes and visualize branding, packaging and logo designs in 3D with photorealistic renderings. Dimension integrates well with other Adobe apps. Users can drag and drop background images from Photoshop, geometry from Substance Painter and 3D models from Adobe Stock, all without leaving Dimension. Dimension is available to Adobe Creative Cloud subscribers, and customers can also subscribe to use it as an individual cloud-enabled subscription product.
Adobe Aero
Adobe Aero is our free iOS application for viewing, building and sharing immersive and interactive augmented reality experiences. Users can create augmented reality experiences using 2D and 3D assets created in other Adobe applications like Adobe Photoshop, Adobe Illustrator, Adobe Dimension and Substance by Adobe, as well as third-party applications like Cinema4D, and bring them to life with animations and interactive triggers. Adobe Aero automatically optimizes these assets for augmented reality and uses machine learning technology to mimic real-world lighting on objects without the need for complex models or time-consuming manual rendering. Adobe Aero is available for free on the iOS App Store.
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
Photoshop Camera
Photoshop Camera is our new, free, AI-driven mobile camera application powered by Adobe Sensei that understands and suggests the best unique Photoshop lenses and camera effects for your photos right inside the camera. Users can scroll through AI-powered lenses and camera effects to apply to photos before or after taking a photo, and share or post photos to social media platforms direct from the application. Photoshop Camera is available for free on the iOS App Store and Google Play store.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates and 3D assets, for all their creative projects. Adobe Stock is built into Adobe Creative

Cloud apps, including Photoshop , Illustrator and InDesign, enabling users to search, browse and add images to their Creative Cloud Libraries, and obtain instant access to assets across desktop and mobile devices. Adobe Stock assets may be licensed directly within the Creative Cloud desktop apps, through stock.adobe.com or as a multi-asset subscription.
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
Behance
Behance is the leading social community for creators to showcase and discover creative work online, and live-stream their skills and creations from Creative Cloud applications. Adobe Portfolio allows users to quickly and simply build a fully-customizable and hosted website that seamlessly syncs with Behance.
Adobe Spark
Adobe Spark is our integrated web and mobile software for creating and sharing impactful visual stories. Designed for everyday communication, Adobe Spark empowers users to transform text, photos and videos into dynamic web stories, video stories or professional-looking graphics for social media that engage audiences across multiple channels and on any device. The Adobe Spark web app seamlessly syncs with the Spark Post, Spark Page and Spark Video iOS mobile apps (with Spark Post also available as an Android app), allowing users to create, edit and share their story from any location regardless of their design experience. Adobe Spark with premium features allows users to apply custom branding to their creations. The premium product is offered as part of any Adobe Creative Cloud plan or as a standalone subscription for individuals, teams, education or enterprises. A free version is also available.
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
At the heart of Adobe Document Cloud is Adobe Acrobat DC, the industry standard for creating, converting and editing PDFs. Acrobat enables users to create secure, reliable and compact Adobe PDF documents from authoring applications such as Microsoft Office software, graphics applications and more. Acrobat enables automated collaborative workflows with a rich set of commenting tools and review tracking features, and includes everything needed to create and distribute rich, secure digital documents that can be viewed easily within leading web browsers or on computer desktops via the free Adobe Acrobat Reader.
Adobe Acrobat is available to both Adobe Creative Cloud and Adobe Document Cloud subscribers. Customers can also license Acrobat Pro DC or Acrobat Standard DC (which has a subset of Acrobat Pro DC features) as individual point products available through a cloud-enabled subscription. Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of Adobe PDF documents on a variety of desktop and mobile platforms, offers additional features for subscribers to Adobe Document Cloud or Adobe Acrobat DC that enables subscribers to create, edit, export, combine, share and collaborate on PDF documents on mobile devices, including the new “Liquid Mode” feature that automatically reformats text, images and tables for quick navigation and consumption on smaller screens. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in the Adobe Document Cloud, or other third-party cloud storage services, including Box, Dropbox, Google Drive and Microsoft OneDrive.
Adobe Scan can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others.
Our Adobe Sign cloud-based e-signature service allows users to securely electronically send and sign any document from any device. As well as being available on the web, Adobe Sign has a mobile app for iOS and Android that enables users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Adobe Sign also integrates with users’ enterprise systems through a comprehensive set of application programming interfaces, and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign, to create forms and provide seamless experiences to customers across web and mobile sites. Adobe Sign is Microsoft’s preferred e-sign solution and is integrated into Microsoft Office 365, Microsoft Dynamics 365, Microsoft SharePoint and Microsoft Teams.
Digital Experience Offerings
Adobe Experience Cloud is a comprehensive collection of best-in-class solutions for analytics, marketing and commerce, all integrated on a cloud platform, along with service, support and an open ecosystem. Experience Cloud is comprised of the following sets of solutions for our customers: Customer Data and Insights, Content and Commerce, and Customer Journey Management, which are each described below.
Customer Data and Insights
Our Customer Data and Insights solutions deliver real-time customer profiles and intelligence across the customer journey with a unified, purpose-built platform for customer experience management, a data management platform and cross-channel analytics. The following is a brief description of our solutions for Customer Data and Insights.
Adobe Experience Platform
Adobe Experience Platform is the industry’s first purpose-built platform for customer experience management that helps users ingest, process and stitch together known and unknown customer data from every customer interaction across multiple channels in real time into robust unified customer profiles. Adobe Experience Platform standardizes data into an easily sharable format consumable by Adobe Sensei and provides an open and extensible cloud infrastructure which allows that data to flow freely within the Adobe Experience Platform and between Adobe applications and services and third-party software. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with consumers and enables a broad industry ecosystem. Adobe Experience Platform also offers Query Service and Data Science Workspace, which enable users to gain deeper insights from stored datasets, and customer journey intelligence, which leverages predefined data-driven operational best practices, AI and business intelligence to enable and optimize real-time decisions, actions and business processes. Users are able to leverage Adobe Experience Platform to activate AI-driven insights across all Adobe Experience Cloud applications.
Adobe Analytics
Adobe Analytics is our industry leading solution that helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. Adobe Analytics enables web, social, video, mobile, attribution and predictive analytics to continuously improve the performance of marketing activities and better direct our customers’ marketing spend. Adobe Analytics welcomes data from virtually any channel, bringing all data under one roof to deliver real-time insights based on true 360-degree customer views. From attribution and predictive modeling to contribution analysis and propensity scoring, Adobe Analytics is immersed in machine learning and AI. With intuitive and interactive dashboards and reports, our customers can sift, sort and share real-time information to provide insights that can be used to identify problems and opportunities and to drive conversion and relevant consumer experiences. Our Analysis Workspace provides a robust, flexible canvas for creating and curating reusable analysis projects that are customized to their needs. Adobe Analytics lets users capture, analyze and integrate data from virtually any source, both online and offline, from web, email and CRM to voice, IoT and connected car data.
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
Customer Journey Analytics
Our Customer Journey Analytics service, built on Adobe Experience Platform, brings a powerful set of analytics tools that stitch and analyze cross-channel data into a single interface to deliver comprehensive customer journey insights that allow our customers to more easily deliver consistent experiences regardless of channel. This service provides brands viewing data across channels with an easy, interactive way to dig deeper and uncover new insights with omnichannel data analysis, while making analytics and data science insights more accessible across their organization. The Customer Journey Analytics interface democratizes data analysis by allowing anyone in an organization to creatively and intelligently visualize customers’ journeys and gather collections of insights for different audiences in real time by manipulating layers of data.

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
Intelligent Services
Our Intelligent Services, built on Adobe Experience Platform, give marketers responsible for customer experience access to AI-as-a-service, allowing anyone to predict customer behavior, measure the impact of a campaign, or understand which marketing activities produce the best returns. It provides customers an advanced look at each of their customers, so they can know who is most likely to respond to a message, and then deliver an experience tailored to their preferences in real time. It enables business to understand the reasoning behind customer behaviors, how each customer interaction impacts business outcomes, and which marketing activities produce the best returns.
Content and Commerce
Our Content and Commerce solutions help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. The following is a brief description of our solutions for Content and Commerce.
Adobe Experience Manager
Adobe Experience Manager is a leading digital, cloud-native experience management solution that uses AI tools to help customers organize, create and manage the delivery of creative assets and other content across digital engagement channels, including web, mobile, email, communities and video. It enables customers to manage content on premises or in the cloud with our cloud-native enterprise-grade content management system, delivering agile and rapid deployment. With this ultimate control of content and campaigns, our customers can deliver real-time and personalized experiences to their consumers that help build customers’ brands, drive demand and extend reach. Adobe Experience Manager includes digital asset management, content management and enterprise-level forms management. These tools enable customers to improve their market and brand perception and provide a personalized experience to their consumers.
Adobe Target
Adobe Target is a personalization engine that lets our customers test, target and optimize content using machine learning across multiple apps and the web. With Adobe Target, our customers have the tools they need to test every piece of content through virtually every channel so they can quickly discover what gets noticed and what increases conversion and engagement. It paves a path from simple testing to targeting to true segmentation and optimization through A/B and multivariate testing, AI-powered automation at scale, content targeting and automated decision making. Adobe Target capabilities also enable our customers to test and target adaptive or responsive mobile web experiences.
Adobe Commerce
Adobe Commerce offers digital commerce enablement and order orchestration for both physical and digital goods across a range of industries, including consumer packaged goods, retail, wholesale, manufacturing and the public sector. Adobe Commerce brings together digital commerce, order management and predictive intelligence together with a modern, user-friendly drag-and-drop interface to create shopping experiences that scale from mid-market to enterprise businesses. Based on an open-source ecosystem with thousands of third-party extensions, Adobe Commerce extends beyond the web shopping cart to shoppable experiences, including email, mobile, in-store and marketplaces. Adobe Commerce also integrates with Adobe Experience Manager to enable the user-friendly creation and deployment of content and promotions for shopping experiences that integrate seamlessly across mobile, social or in-store.
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

Adobe Campaign
Adobe Campaign is optimized for B2C experiences involving high volume email and cross-channel campaign management. Adobe Campaign enables marketers to manage the customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across multiple channels, including email, mobile and offline, and determined by each consumer’s behaviors and preferences. As part of its feature set, Adobe Campaign provides visual campaign orchestration, allowing for intuitive design and automated consumer experiences across channels, from one-off campaigns to triggered messages, with a graphically rich interface. Marketers can also integrate consumer data from across marketing channels to develop and deliver more relevant marketing experiences to their consumers through email, mobile, offline channels and more. Features also include targeted segmentation, multilingual email execution, real-time interaction, in-app messaging and operational reporting to easily see how well campaigns are performing.
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
Journey Orchestration
Our Journey Orchestration service, built on Adobe Experience Platform, enables businesses to design, orchestrate and measure event-driven, customer-led journeys across the entire customer lifecycle at the individual level to intelligently anticipate their needs across their personal journey. It allows businesses to trigger individual journeys, apply conditions in real time to qualify events and personalize journeys, as well as visually map individual journeys across systems in an intuitive workflow-based interface. Journey Orchestration also allows businesses to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
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
Our local field offices include locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Moldova, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.
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
For fiscal 2020, 2019 and 2018, there were no customers that represented at least 10% of net revenue. As of fiscal year end 2020 and 2019, no single customer was responsible for over 10% of our trade receivables.
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
Consulting Services
We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries and customer segments. Our customers continually seek to integrate across Adobe’s products and cloud solutions, and engage our professional services teams to share their expertise in leading customers’ digital strategies, multi-solution integrations and in running customer platforms. Using our methodology, our professional services teams are able to accelerate customers’ time to value, and maximize the return customers earn on their investment in Adobe solutions.
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
Technical Support
Adobe provides enterprise maintenance and support services to customers of subscription products as part of the subscription entitlement, and to perpetual license customers via annual fee-based maintenance and support programs. These offerings provide:
•technical support on the products they have purchased from Adobe;
•“how to” help in using our products; and
•product upgrades and enhancements during the term of the maintenance and support or subscription period, which is typically one to three years.
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
HUMAN CAPITAL
Our values — genuine, innovative, involved and exceptional — are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ well-being, and foster their growth and development. As of November 27, 2020, we employed 22,516 people, of which approximately 52% were in the United States and 48% were in our international locations. During fiscal 2020, our total attrition rate was less than 9%. We have not experienced work stoppages and believe our employee relations are good.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Diversity and Inclusion
Adobe For All is our vision to advance diversity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of November 27, 2020, women represent 33.5% of our global employees, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represent 10.7% of our U.S. employees. We have a four-pronged strategy to grow our diversity over time by (1) galvanizing youth to pursue technology careers, (2) attracting diverse talent and ensuring fair hiring, (3) creating an inclusive workplace for employees, and (4) joining forces with our customers, partners and peers to drive industry progress.
In order to create products that solve challenging problems for people all over the world, Adobe needs employees who can bring diverse perspectives and life experiences. Therefore, we are committed to bringing more women and underrepresented and underserved groups into tech careers. We partner with many visionary organizations including Braven and Reboot Representation Tech Coalition.
We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias. In fiscal 2020, we formed a new Diversity Talent Acquisition team to accelerate our goals of engaging with diverse talent. We commit to building a diverse interview panel for each open role and we source candidates from a variety of conferences and partnerships, such as AfroTech, BreakLine, Techqueria, Grace Hopper Celebration of Women in Computing and Lesbians Who Tech Summit. We recruit at a broad range of colleges and universities, including historically black colleges and universities, Hispanic-serving institutions and women’s colleges, and we reach out to organizations that support diverse students.
In fiscal 2020, we introduced a global, mandatory ‘Building Inclusion on Your Team’ learning series designed to guide employees on the actions they can take to strengthen empathy and inclusion. We also formed the Taking Action Initiative to accelerate the representation, development and success of our Black employees while creating change in the broader landscape of social injustice and economic inequality. We continue to support our seven employee resource groups that build community for employees from underrepresented groups. To help build inclusion at the individual and team level, we continue to advance our Adobe For All In Action initiative which promotes five simple actions that employees can take to foster a supportive work environment.
We also help drive diversity across our industry by actively supporting our customers, suppliers, partners and peers as they work to improve diversity and inclusion in their own workplaces, policies and practices. In fiscal 2020, we collaborated with industry peers to advance diversity across multiple dimensions including pledging our commitment to improve experiences of people with disabilities as a member of The Valuable 500, address the impacts of COVID-19 through the 5-Point Action Agenda consortium, and interview at least one qualified person of color for every open VP-and-above role through the ParityPledge.
We have invested in analysis and transparency to demonstrate our commitment to fair compensation and opportunity. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. We first announced that we achieved global gender pay parity in October 2018, and in September 2020 we reaffirmed gender pay parity. In September 2020, we also announced we achieved pay parity between URM employees and non-URM employees. In February 2019, we coined the term “opportunity parity” to refer to fairness in promotion and horizontal movement across demographic groups and in fiscal 2020 we shared promotion and horizontal movement metrics, by gender and U.S. race/ethnicity.
Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at adobe.com/diversity. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Compensation, Benefits and Well-being
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. Our well-being and benefit programs focus on four key pillars: physical, emotional, financial and community. We offer a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave, and retirement and financial support. We provide emotional well-being services through our Employee Assistance Program and a variety of interactive apps. Our wellness reimbursement of up to $600 per year for each eligible employee, lifestyle coaching, global well-being speaker series and ergonomic programs help to support employees’ physical well-being. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provide flexible work hours and up to 20 working days per calendar year of paid time off for employees who cannot work due to circumstances related to COVID-19. We have also provided a work-from-home fund to assist employees in that transition and added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.
Growth and Development
Career development is a primary reason new hires decide to join Adobe and existing employees decide to stay at Adobe. Therefore, we actively foster a learning culture where employees are empowered to drive their career progression, supporting professional development and providing on-demand learning platforms. Our Learning Fund offers each eligible employee up to $11,000 per year for long-term undergraduate and graduate studies, as well as short-term professional development. Our development programs play a critical role in engaging and retaining our employees as these programs offer opportunities to continually enhance their skills for a variety of career opportunities across the company.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 15, 2021 are as follows:

Name	Age	Positions
Shantanu Narayen	57	Chairman, President and Chief Executive Officer

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

John Murphy	52	Executive Vice President and Chief Financial Officer

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

Name	Age	Positions
Scott Belsky	40	Chief Product Officer and Executive Vice President, Creative Cloud

Mr. Belsky joined Adobe in December 2017 as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He was an early advisor and investor to Pinterest, Uber and Warby Parker and other early-stage companies, and co-founded and serves on the board of Globality, a referrals platform that empowers the careers of independent professionals. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and as President of the Smithsonian Cooper-Hewitt National Design Museum board of trustees.

Anil Chakravarthy	53	Executive Vice President and General Manager, Digital Experience Business and Worldwide Field Operations

Mr. Chakravarthy joined Adobe in January 2020 as Executive Vice President and General Manager, Digital Experience and was given responsibility over Worldwide Field Operations in July 2020, when he was appointed Executive Vice President and General Manager, Digital Experience Business and Worldwide Field Operations. Prior to joining Adobe, he served as Informatica’s Chief Executive Officer from August 2015 to January 2020 and Executive Vice President and Chief Product Officer from September 2013 to August 2015. Prior to joining Informatica, for over nine years, Mr. Chakravarthy held multiple leadership roles at Symantec Corporation, most recently serving as its Executive Vice President, Information Security from February 2013 to September 2013. Prior to Symantec, he was a Director of Product Management for enterprise security services at VeriSign. Mr. Chakravarthy began his career as an engagement manager at McKinsey & Company. He also serves on the board of the Silicon Valley Leadership Group. Mr. Chakravarthy holds a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India and Master of Science and Ph.D. degrees from the Massachusetts Institute of Technology.

Gloria Chen	56	Chief People Officer and Executive Vice President, Employee Experience

Ms. Chen joined Adobe in 1997 and currently serves as Chief People Officer and Executive Vice President, Employee Experience. In her more than 20 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth, in November 2019, she was elevated to Executive Vice President, Strategy and Growth and in January 2020, she was promoted to Chief People Officer and Executive Vice President, Employee Experience. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company. Ms. Chen holds a BS in electrical engineering from the University of Washington, an MS in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Bryan Lamkin	60	Executive Vice President and General Manager, Digital Media

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

Mr. Lamkin announced his intent to retire as Executive Vice President and General Manager, Digital Media on October 20, 2020. His retirement will be effective in the first quarter of fiscal year 2021.

Name	Age	Positions
Ann Lewnes	59	Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development

Ms. Lewnes joined Adobe in November 2006 and currently serves as Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development. Ann has held the position of Chief Marketing Officer for over a decade and since December 2020, she also leads Adobe’s corporate strategy and strategic M&A efforts globally as Executive Vice President, Corporate Strategy and Development. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel and the Adobe Foundation.

Abhay Parasnis	46	Executive Vice President, Chief Technology Officer and Chief Product Officer, Document Cloud

Mr. Parasnis currently serves as Executive Vice President, Chief Technology Officer and Chief Product Officer, Document Cloud. He joined Adobe in July 2015 as Senior Vice President of Adobe's Cloud Technology & Services organization and Chief Technology Officer and in February 2020, he was appointed Chief Technology Officer and Executive Vice President, Strategy and Growth. Prior to joining Adobe, he served as President and Chief Operating Officer at Kony, Inc. from March 2013 to March 2015. From January 2012 to November 2013, Mr. Parasnis was a Senior Vice President and later Strategic Advisor for the Oracle Public Cloud at Oracle. Prior to joining Oracle, he was General Manager of Microsoft Azure AppFabric at Microsoft from April 2009 to December 2011.

Dana Rao	51	Executive Vice President, General Counsel and Corporate Secretary

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

Mark Garfield	50	Vice President, Chief Accounting Officer and Corporate Controller

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
Risks Related to Our Ability to Grow Our Business
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
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
As a result of the pandemic, we have temporarily closed Adobe offices globally and have implemented certain travel restrictions. This global work-from-home operating environment has caused strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including our future operating results. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business.
We have shifted all of our in-person customer events through July 2021 to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic have affected the rate of IT spending and may continue to adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.
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
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (AI) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Risks Related to the Operation of Our Business
Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity, or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
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
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, including uncertainty caused by the United Kingdom’s exit from the European Union (Brexit) on January 31, 2020, including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom signed on December 30, 2020, as well as uncertainty caused by the evolving relations between the United States and China;
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
We increasingly utilize the distribution platforms of third parties like Apple’s App Store and Google’s Play Store for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers, and may offer or promote products that compete with our product offerings. Adverse changes by these third parties could adversely affect our financial results.
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
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customers’ orders or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic. For example, wildfires have resulted in power shut-offs in California and are likely to occur in the future, and this could adversely affect the work-from-home operations of our employees on the west coast.
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively due to COVID-19 in 2020. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board environmental metrics.
Risks Related to Laws and Regulations
We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
As a global company, Adobe is subject to global data privacy and security laws, regulations and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act and the recently passed California Privacy Rights Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of recent judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. We are closely monitoring the impact of the Privacy Shield invalidation and other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the European Union and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The invalidation of Privacy Shield and the open questions related to the validity of Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (e.g., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could impact our business, financial condition and results of operations, in those jurisdictions.
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
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these new standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part II, Item 8, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Such changes in accounting principles may have an adverse effect on our business, financial position and income, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. The U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”), enacted into law on December 22, 2017, changed existing U.S. tax law applicable to us and included certain international provisions effective for us starting in fiscal 2019. Among other considerations, the applicability and impact of these new tax provisions, and of other international tax law changes could adversely affect our effective income tax rate and cash flows in years beyond fiscal 2020. See the section titled “Provision for (Benefit from) Income Taxes” within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items including, but not limited to, the effects of tax credits, net tax benefits from trading structure changes, tax benefits from stock-based compensation and settlements of tax examinations, and to net tax on earnings from foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, the geographic mix of earnings, our repatriation policy or the valuation of our deferred tax assets and liabilities, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, or by unexpected negative changes in business and market conditions that could reduce certain tax benefits.
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
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
Risks Related to Financial Performance or General Economic Conditions
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, uncertainty caused by the United Kingdom’s exit from the European Union (Brexit), and other events beyond our control, such as the COVID-19 pandemic. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness (e.g., international travel bans impacting customers in the travel and hospitality industries). As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
•requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures and acquisitions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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
Our cash equivalent and short-term investment portfolio as of November 27, 2020 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market mutual funds, municipal securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of November 27, 2020, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Jose, California where we occupy approximately 1.1 million square feet of office space. We own a substantial portion of our San Jose, California properties which we use for research, product development, sales, marketing, and administrative purposes. We own and lease properties in various locations throughout the United States which we also use for research, product development, sales, marketing, and administrative purposes, and data centers.

Outside of the United States, we own and lease properties throughout EMEA and APAC for research, product development, sales, and administrative purposes. The largest properties we occupy outside of the United States are the Bangalore, India and Noida, India offices which are approximately 0.4 million and 0.6 million square feet, respectively. We own and lease these properties in India.
Additionally, we have ongoing building construction in San Jose, California and Bangalore, India which are currently targeted for completion in fiscal 2023.
Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of November 27, 2020, we have not terminated any significant lease arrangements. We believe our facilities, with an average overall operating capacity of approximately 89% prior to our shift to working from home, are suitable for the conduct of our business should we decide to reopen our facilities in the next twelve months.
See Note 18 of Part II, Item 8 titled “Notes to Consolidated Financial Statements” for further information regarding our lease obligations.

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
In addition to intellectual property disputes, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and, based on known facts, assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
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
Stockholders
According to the records of our transfer agent, there were 974 holders of record of our common stock on January 8, 2021. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 27, 2020. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in millions, except average price per share)
Beginning repurchase authority(1)				$3,066
August 29 — September 25, 2020
Shares repurchased	0.3	$490.89	0.3	$(167)
September 26 — October 23, 2020
Shares repurchased	0.7	$484.50	0.7	$(311)	(2)
October 24 — November 27, 2020
Shares repurchased	0.6	$471.53	0.6	$(283)	(2)

Total	1.6		1.6	$2,305
_________________________________________
(1)In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
(2)In September 2020, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $850 million. As of November 27, 2020, approximately $255 million of the prepayment remained under this agreement.

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
On November 30, 2019, the beginning of our fiscal year 2020, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), using the alternative modified retrospective transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Similarly, on December 1, 2018, the beginning of our fiscal year 2019, we adopted the FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method of transition. Financial information prior to the respective periods of adoption has not been restated and continues to be reported under the accounting standards in effect for those periods.

(in millions, except per share amounts and employee data)	Fiscal Years
	2020	2019	2018	2017	2016(2)
Operations:
Revenue	$12,868	$11,171	$9,030	$7,302	$5,854
Gross profit	$11,146	$9,498	$7,835	$6,291	$5,035
Income before income taxes	$4,176	$3,205	$2,794	$2,138	$1,435
Net income	$5,260	$2,951	$2,591	$1,694	$1,169
Net income per share:
Basic	$10.94	$6.07	$5.28	$3.43	$2.35
Diluted	$10.83	$6.00	$5.20	$3.38	$2.32
Shares used to compute basic net income per share	481	486	491	494	498
Shares used to compute diluted net income per share	485	492	498	501	504
Financial position:
Cash, cash equivalents and short-term investments	$5,992	$4,177	$3,229	$5,820	$4,761
Working capital(1)	$2,634	$(1,696)	$556	$3,720	$3,028
Total assets	$24,284	$20,762	$18,769	$14,536	$12,697
Debt, current	$—	$3,149	$—	$—	$—
Debt, non-current	$4,117	$989	$4,125	$1,881	$1,892
Stockholders’ equity	$13,264	$10,530	$9,362	$8,460	$7,425
Additional data:
Worldwide employees	22,516	22,634	21,357	17,973	15,706
_________________________________________
(1)As of November 29, 2019, working capital was in a deficit primarily due to the reclassification of our $2.25 billion term loan due April 30, 2020 and $900 million 4.75% senior notes due February 1, 2020 to current liabilities. We subsequently refinanced our Term Loan and 2020 Notes in February 2020, before the respective due dates.
(2)Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2016 was a 53-week fiscal year compared with the other periods presented which were 52-week fiscal years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2019 as compared to fiscal 2018 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 29, 2019, filed with the SEC on January 21, 2020.
ACQUISITIONS
Subsequent to November 27, 2020, we completed our acquisition of Workfront, a privately held company that provides a work management platform for marketers, for approximately $1.5 billion in cash consideration. Workfront will be integrated into our Digital Experience reportable segment for financial reporting purposes in the first quarter of fiscal 2021.
During fiscal 2019, we acquired the remaining interest in Allegorithmic SAS (“Allegorithmic”), a privately held 3D editing and authoring software company for gaming and entertainment, for approximately $106 million in cash consideration, and integrated it into our Digital Media reportable segment.
During fiscal 2018, we completed our acquisitions of Marketo, a privately held marketing cloud platform company, for approximately $4.73 billion and Magento, a privately held commerce platform company, for approximately $1.64 billion, and integrated them into our Digital Experience reportable segment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of PDFs across desktop, mobile and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition and automated document tagging.
Business Combinations
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio;
•the expected use of the acquired assets; and
•discount rates.
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
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules, and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have a significant impact on the amounts provided for income taxes in our Consolidated Financial Statements.
During fiscal 2020, we completed intra-entity transfers of certain intellectual property rights (“IP rights”) which resulted in the establishment of deferred tax assets, net of valuation allowance, and related tax benefits of $224 million and $1.13 billion, based on the fair value of the IP rights transferred in April and November 2020, respectively. The determination of the fair value involves significant judgment on future revenue growth, operating margins and discount rates. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. The sustainability of our future tax benefits is dependent upon the acceptance of the valuation estimates and assumptions by the taxing authorities.

Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
RESULTS OF OPERATIONS
Overview of 2020
For our fiscal 2020, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings.
During the second quarter of fiscal 2020, we began to discontinue our transaction-driven Advertising Cloud offerings, allowing us to focus our investment on strategic growth initiatives. In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined Advertising Cloud with our previous Publishing segment. This realignment is consistent with how we manage our Digital Experience segment to better reflect the strategic shift related to Advertising Cloud and to align with our overall core value proposition of delivering on customer experience management.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, including Adobe Acrobat Reader DC, and a set of integrated mobile apps and cloud-based document services, including Adobe Scan and Adobe Sign. Acrobat provides reliable creation and exchange of electronic documents, regardless of platform or application source type. Document Cloud, which we believe enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC and Adobe Sign, and a set of integrated services enabling users to create, review, approve, sign and track documents whether on a desktop or mobile device. Adobe Acrobat DC is offered both through subscription and perpetual licenses.

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
Creative ARR exiting fiscal 2020 was $8.72 billion, up from $7.25 billion at the end of fiscal 2019. Document Cloud ARR exiting fiscal 2020 was $1.46 billion, up from $1.08 billion at the end of fiscal 2019. Total Digital Media ARR grew to $10.18 billion at the end of fiscal 2020, up from $8.33 billion at the end of fiscal 2019. Revaluing our ending ARR for fiscal 2020 using currency rates at the beginning of fiscal 2021, our Digital Media ARR at the end of fiscal 2020 would be $10.26 billion or approximately $77 million higher than the ARR reported above.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2020 was $7.74 billion, up from $6.48 billion in fiscal 2019 and representing 19% year-over-year growth. Document Cloud revenue in fiscal 2020 was $1.50 billion, up from $1.22 billion in fiscal 2019 and representing 22% year-over-year revenue growth and reflecting an increase in demand driven by the shift to remote work as well as our continued efforts to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $9.23 billion in fiscal 2020, up from $7.71 billion in fiscal 2019 and representing 20% year-over-year growth. These increases were driven by strong net new user growth, including those resulting from the current work-from-home environment reflecting expanded digital engagement.
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
Adobe Experience Cloud is focused on delivering solutions for our enterprise customers across the following strategic growth pillars:

•Customer data and insights. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Our offerings include Adobe Experience Platform, Adobe Analytics, Adobe Audience Manager, Customer Journey Analytics, Real-time Customer Data Platform and Intelligent Services.

•Content and commerce. Our solutions to help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our offerings include Adobe Experience Manager, Adobe Target and Adobe Commerce.

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
Digital Experience revenue for all fiscal years presented has been updated to reflect the Advertising Cloud segment move. Digital Experience revenue was $3.13 billion in fiscal 2020, up from $2.80 billion in fiscal 2019 which represents 12% year-over-year growth. Driving this increase was the increase in subscription revenue across our offerings which grew to $2.66 billion in fiscal 2020 from $2.28 billion in fiscal 2019, representing 17% year-over-year growth.
COVID-19 UPDATE
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we have taken action to direct our teams to work from home, suspend travel and replace in-person events such as Adobe Summit and MAX, with digital events through July 2021.
During the pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. This macro trend towards all things digital has increased the importance and relevance of our solutions and accelerated the tailwinds that benefit our business, which contributed to our continued growth year over year. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of the pandemic on our results of operations and overall financial performance remain uncertain. See Risk Factors for further discussion of the possible impact of the pandemic on our business.
Financial Performance Summary for Fiscal 2020
•Total Digital Media ARR of approximately $10.18 billion as of November 27, 2020 increased by $1.85 billion, or 22%, from $8.33 billion as of November 29, 2019. The increase in our Digital Media ARR was primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue of $7.74 billion increased by $1.25 billion, or 19%, during fiscal 2020, from $6.48 billion in fiscal 2019. Document Cloud revenue of $1.50 billion increased by $272 million, or 22%, during fiscal 2020, from $1.22 billion in fiscal 2019. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $3.13 billion increased by $330 million, or 12%, during fiscal 2020, from $2.80 billion in fiscal 2019. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligation of $11.34 billion as of November 27, 2020 increased by $1.52 billion, or 15%, from $9.82 billion as of November 29, 2019, primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings.
•Cost of revenue of $1.72 billion increased by $49 million, or 3%, during fiscal 2020, from $1.67 billion in fiscal 2019 primarily due to increases in hosting services and data center costs, offset in large part by decreases in Advertising Cloud media costs.
•Operating expenses of $6.91 billion increased by $679 million, or 11%, during fiscal 2020, from $6.23 billion in fiscal 2019 primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend. These increases were offset in part by decreases in travel-related expenses.
•Net income of $5.26 billion increased by $2.31 billion, or 78%, during fiscal 2020 from $2.95 billion in fiscal 2019 primarily due to increases in revenue and the non-recurring benefit from income taxes resulting from intra-entity transfers of certain intellectual property rights.

•Net cash flows from operations of $5.73 billion during fiscal 2020 increased by $1.31 billion, or 30%, from $4.42 billion during fiscal 2019 primarily due to higher net income adjusted for the net effect of non-cash items.
Presentation Changes
In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined our Advertising Cloud offerings with our previous Publishing segment. This realignment is consistent with how we manage our Digital Experience segment to better reflect the strategic shift related to Advertising Cloud and to align with our overall core value proposition of delivering on customer experience management.
Further, we reclassified revenue and related cost of revenue of our Advertising Cloud offerings from subscription to services and other on our Consolidated Statements of Income.
Financial information for all fiscal years presented has been updated to reflect these reclassifications. There were no other updates to disclosures included in our prior year report in relation to the reclassifications.
Revenue
Our financial results for fiscal 2020 and 2019 are presented in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted under the modified retrospective method at the beginning of fiscal 2019. Fiscal 2018 results have not been restated which limits its comparability with other fiscal years presented.

(dollars in millions)	2020	2019	2018	% Change 2020-2019	% Change 2019-2018
Subscription	$11,626	$9,634	$7,604	21%	27%
Percentage of total revenue	90%	86%	84%
Product	507	648	622	(22)%	4%
Percentage of total revenue	4%	6%	7%
Services and other	735	889	804	(17)%	11%
Percentage of total revenue	6%	8%	9%
Total revenue	$12,868	$11,171	$9,030	15%	24%
Subscription
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings, and related support, including Creative Cloud and certain of our Adobe Experience Cloud and Document Cloud services. We primarily recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions and invoicing is aligned to the pattern of performance, customer benefit and consumption, are recognized on a usage basis.
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for fiscal 2020, 2019 and 2018 is as follows:

(dollars in millions)	2020	2019	2018	% Change 2020-2019	% Change 2019-2018
Digital Media	$8,813	$7,208	$5,858	22%	23%
Digital Experience	2,660	2,280	1,600	17%	43%
Publishing and Advertising	153	146	146	5%	*
Total subscription revenue	$11,626	$9,634	$7,604	21%	27%
_________________________________________
(*)    Percentage is less than 1%.
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our OEM and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
Services and Other
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support and our advertising offerings. We typically sell our consulting contracts on a time-and-materials and fixed-fee basis. These revenues are recognized as the services are performed for time and materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Transaction-based advertising revenue is recognized on a usage basis as we satisfy the performance obligations to our customers.
Segments
In fiscal 2020, we categorized our products into the following reportable segments:
•Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, teams and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include content creators, experience designers, app developers, enthusiasts, students, social media users and creative professionals, as well as marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents and creative content.
•Digital Experience—Our Digital Experience segment provides products, services and solutions for creating, managing, executing, measuring, monetizing and optimizing customer experiences from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives, and sales and support executives.
•Publishing and Advertising—Our Publishing and Advertising segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our platforms for Advertising Cloud, web conferencing, document and forms, and Primetime.
Segment Information

(dollars in millions)	2020	2019	2018	% Change 2020-2019	% Change 2019-2018
Digital Media	$9,233	$7,707	$6,325	20%	22%
Percentage of total revenue	72%	69%	70%
Digital Experience	3,125	2,795	2,073	12%	35%
Percentage of total revenue	24%	25%	23%
Publishing and Advertising	510	669	632	(24)%	6%
Percentage of total revenue	4%	6%	7%
Total revenue	$12,868	$11,171	$9,030	15%	24%
Digital Media
Revenue from Digital Media increased $1.53 billion during fiscal 2020 as compared to fiscal 2019, driven by increases in revenue associated with our Creative and Document Cloud offerings due to increased demand and digital engagement amid the work-from-home environment.
Revenue associated with our Creative offerings, which includes our Creative Cloud, perpetually licensed Creative and stock photography offerings, increased during fiscal 2020 primarily due to increases in net new subscriptions across our Creative Cloud offerings.
Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2020 primarily due to increases in subscription revenue driven by strong adoption of our Document Cloud offerings including Adobe Sign.

Digital Experience
Revenue from Digital Experience increased $330 million during fiscal 2020, as compared to fiscal 2019 primarily due to subscription revenue growth across our offerings of which the largest contributors were our AEM and Marketo Engage offerings.
Geographical Information

(dollars in millions)	2020	2019	2018	% Change 2020-2019	% Change 2019-2018
Americas	$7,454	$6,506	$5,117	15%	27%
Percentage of total revenue	58%	58%	57%
EMEA	3,400	2,975	2,550	14%	17%
Percentage of total revenue	26%	27%	28%
APAC	2,014	1,690	1,363	19%	24%
Percentage of total revenue	16%	15%	15%
Total revenue	$12,868	$11,171	$9,030	15%	24%
Overall revenue during fiscal 2020 increased in all geographic regions as compared to fiscal 2019 primarily due to increases in Digital Media revenue and, to a lesser extent, increases in Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2020 and fiscal 2019 were impacts associated with foreign currency as shown below. Our cash flow hedging program is used to mitigate a portion of the foreign currency impact to revenue.

(in millions)	2020	2019
Revenue impact:	Increase/(Decrease)
Euro	$(24)	$(73)
Australian Dollar	(16)	(27)
British Pound	(5)	(27)
Japanese Yen	14	2
Brazilian Real	(14)	(2)
Other currencies	(8)	(11)
Total revenue impact	(53)	(138)
Hedging impact:
Euro	8	30
British Pound	(2)	8
Japanese Yen	(2)	2
Australian Dollar	(1)	—
Total hedging impact	3	40
Total impact	$(50)	$(98)
During fiscal 2020, the U.S. Dollar strengthened largely against EMEA currencies and the Australian Dollar, which decreased revenue in U.S. Dollar equivalents. The foreign currency impact to revenue was partially offset by gains primarily from our Euro cash flow hedging program.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.

Cost of Revenue

(dollars in millions)	2020	2019	2018	% Change 2020-2019	% Change 2019-2018
Subscription	$1,108	$926	$574	20%	61%
Percentage of total revenue	9%	8%	6%
Product	36	40	46	(10)%	(13)%
Percentage of total revenue	*	*	1%
Services and other	578	707	575	(18)%	23%
Percentage of total revenue	4%	6%	6%
Total cost of revenue	$1,722	$1,673	$1,195	3%	40%
_________________________________________
(*)    Percentage is less than 1%
Subscription
Cost of subscription revenue consists of third-party hosting services and data center costs, royalty fees and other expenses related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of certain intangible assets and allocated overhead.
Cost of subscription revenue increased due to the following:

	Components of % Change 2020-2019	Components of % Change 2019-2018
Hosting services and data center costs	10%	16%
Incentive compensation, cash and stock-based	5	5
Royalty costs	3	5
Base compensation and related benefits associated with headcount	3	5
Software licenses	2	2
Amortization of intangibles	(2)	24
Various individually insignificant items	(1)	4
Total change	20%	61%
Product
Cost of product revenue is primarily comprised of third-party royalties, amortization related to purchased intangibles and acquired rights to use technology, excess and obsolete inventory, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of employee-related and other associated costs incurred to provide consulting services, training and product support. Cost of services and other also includes media costs related to impressions purchased from third-party ad inventory sources for our transaction-based Adobe Advertising Cloud offerings, which we began to discontinue in the second quarter of fiscal 2020.
Cost of services and other fluctuations were due to the following:

	Components of % Change 2020-2019	Components of % Change 2019-2018
Media costs	(9)%	10%
Base compensation and related benefits associated with headcount	(7)	4
Incentive compensation, cash and stock-based	(1)	6
Professional and consulting fees	3	—
Various individually insignificant items	(4)	3
Total change	(18)%	23%

Operating Expenses

(dollars in millions)	2020	2019	2018	% Change 2020-2019
Research and development	$2,188	$1,930	$1,538	13%
Percentage of total revenue	17%	17%	17%
Sales and marketing	3,591	3,244	2,621	11%
Percentage of total revenue	28%	29%	29%
General and administrative	968	881	745	10%
Percentage of total revenue	8%	8%	8%
Amortization of intangibles	162	175	91	(7)%
Percentage of total revenue	1%	2%	1%
Total operating expenses	$6,909	$6,230	$4,995	11%
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

Components of % Change 2020-2019
Incentive compensation, cash and stock-based	11%
Base compensation and related benefits associated with headcount	3
Travel	(1)
Total change	13%
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
Sales and Marketing
Sales and marketing expenses consist primarily of salary and benefit expenses, amortization of contract acquisition costs, including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and events, public relations and other market development programs.
Sales and marketing expenses increased due to the following:

Components of % Change 2020-2019
Marketing spend related to campaigns, events and overall marketing efforts	8%
Incentive compensation, cash and stock-based	4
Transaction fees	2
Base compensation and related benefits associated with headcount	1
Professional and consulting fees	(1)
Travel	(3)
Total change	11%

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
General and administrative expenses increased due to the following:

Components of % Change 2020-2019
Incentive compensation, cash and stock-based	5%
Charges related to cancellation of corporate events, net of recoveries	3
Bad debt expense	2
Charitable contributions	2
Base compensation and related benefits associated with headcount	1
Travel	(2)
Various individually insignificant items	(1)
Total change	10%
During fiscal 2020, we recorded net charges related to the cancellation of our corporate events due to concerns over the pandemic. Certain of these charges were reversed as we successfully negotiated the right to apply certain commitments to other events.
Bad debt expense increased during fiscal 2020 primarily due to specific reserves for certain categories of customers that were more impacted by the changes in the macroeconomic environment as a result of the pandemic.
Amortization of Intangibles
Amortization expense decreased during fiscal 2020 as compared to fiscal 2019 primarily due to certain intangible assets from previous acquisitions, including from Marketo and Omniture, becoming fully amortized during the year.
Non-Operating Income (Expense), Net

(dollars in millions)	2020	2019	2018	% Change 2020-2019
Interest expense	$(116)	$(157)	$(89)	(26)%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	13	52	3	(75)%
Percentage of total revenue	*	*	*
Other income (expense), net	42	42	40	**
Percentage of total revenue	*	*	*
Total non-operating income (expense), net	$(61)	$(63)	$(46)	(3)%
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.

Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our Notes is payable semi-annually, in arrears, on February 1 and August 1. Interest on our Term Loan, which was terminated in the first quarter of fiscal 2020, was payable periodically at the end of each interest period. Floating interest payments on the interest rate swaps, which matured in the first quarter of fiscal 2020, were paid monthly and the fixed-rate interest receivable on the swaps was received semi-annually concurrent with the Notes interest payments.
Interest expense decreased during fiscal 2020 as compared to fiscal 2019 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020.

Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets which are classified as trading securities, and gains and losses associated with our direct and indirect investments in privately held companies.
Investment gains (losses), net decreased during fiscal 2020 as compared to fiscal 2019 primarily due to the gain recognized upon our acquisition of the remaining interest in Allegorithmic in January 2019.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), remained stable during fiscal 2020 primarily due to decreases in interest income driven by lower average interest rates offset by our change in methodology of accounting for foreign currency cash flow hedges. Effective in the third quarter of fiscal 2019, option premiums, which were previously recorded in other income (expense), net, are recorded in accumulated other comprehensive income (loss).
Provision for (Benefit from) Income Taxes

(dollars in millions)	2020	2019	2018	% Change 2020-2019
Provision for (benefit from) income taxes	$(1,084)	$254	$203	**
Percentage of total revenue	(8)%	2%	2%
Effective tax rate	(26)%	8%	7%
_________________________________________
(**)    Percentage is not meaningful.
Our effective tax rate decreased by approximately 34 percentage points during fiscal 2020 as compared to fiscal 2019. The change is primarily due to non-recurring tax benefits resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”) completed during fiscal 2020.
Our effective tax rate for fiscal 2020 was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits resulting from the intra-entity transfers of certain IP rights, a favorable geographic mix of earnings and tax benefits related to stock-based compensation.
During fiscal 2020, we completed intra-entity transfers of certain IP rights to our Irish subsidiary in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Irish subsidiary recognized deferred tax assets for the book and tax basis difference of the transferred IP rights. As a result of these transactions, we recorded deferred tax assets, net of valuation allowance, and related tax benefits of $224 million and $1.13 billion, based on the fair value of the IP rights transferred in April and November 2020, respectively. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit. In years beyond fiscal 2020, the change in the geographic mix of international income resulting from these transfers is anticipated to adversely affect our effective income tax rates and cash flows. However, the adverse impact to effective rates for cash paid for income taxes will be partially offset by future deductions on the transferred IP rights.
On December 22, 2017, the U.S. Tax Act was enacted into law, which significantly changed existing U.S. tax law and includes many provisions applicable to us. Certain international provisions of the U.S. Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax and a special tax deduction for foreign-derived intangible income, took effect in fiscal 2019. As the U.S. Treasury releases regulations that impact these provisions, we account for finalized regulations in the period of enactment.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $276 million as of November 27, 2020 and is primarily attributable to certain state and foreign credits and foreign intangible assets.

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
See Note 10 of our Notes to Consolidated Financial Statements for further information on our provision for (benefit from) income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $201 million, $173 million and $196 million for fiscal 2020, 2019 and 2018, respectively. If the total unrecognized tax benefits at November 27, 2020, November 29, 2019 and November 30, 2018 were recognized, $136 million, $116 million and $136 million would decrease the respective effective tax rates.
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $26 million and $25 million for fiscal 2020 and 2019, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
In addition, in countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
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

LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 27, 2020	November 29, 2019
Cash and cash equivalents	$4,478	$2,650
Short-term investments	$1,514	$1,527
Working capital	$2,634	$(1,696)
Stockholders’ equity	$13,264	$10,530
Working Capital
Working capital as of November 27, 2020 and November 29, 2019 was $2.63 billion of a surplus and $1.70 billion of a deficit, respectively. During the first quarter of fiscal 2020, we refinanced our 2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% senior notes due February 1, 2020 (“2020 Notes”). See the section titled “Cash Flows from Financing Activities” below.
A summary of our cash flows for fiscal 2020, 2019 and 2018 is as follows:

(in millions)	2020	2019	2018
Net cash provided by operating activities	$5,727	$4,422	$4,029
Net cash used for investing activities	(414)	(456)	(4,685)
Net cash used for financing activities	(3,488)	(2,946)	(5)
Effect of foreign currency exchange rates on cash and cash equivalents	3	(13)	(2)
Net increase (decrease) in cash and cash equivalents	$1,828	$1,007	$(663)
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
Cash Flows from Operating Activities
For fiscal 2020, net cash provided by operating activities of $5.73 billion was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with increases in deferred revenue and decreases in trade receivables, which were offset in part by increases in prepaid expenses and other assets. The increase in deferred revenue was primarily driven by Digital Media offerings with cloud-enabled services, and the decrease in trade receivables was largely attributable to strong collections. The primary working capital use of cash was due to increases in prepaid expenses and other assets driven by sales commissions paid and capitalized and, to a lesser extent, increases due to the timing of billings and payments associated with certain vendors.
Cash Flows from Investing Activities
For fiscal 2020, net cash used for investing activities of $414 million was primarily due to ongoing capital expenditures. These cash outflows were offset in part by proceeds from sales and maturities of short-term investments, net of purchases.
Cash Flows from Financing Activities
For fiscal 2020, net cash used for financing activities of $3.49 billion was primarily due to payments for our treasury stock repurchases and taxes paid related to the net share settlement of equity awards, which were offset by proceeds from re-issuance of treasury stock for our employee stock purchase plan. See the section titled “Stock Repurchase Program” discussed below.
In February 2020, we issued $500 million of 1.70% senior notes due February 1, 2023 (“2023 Notes”), $500 million of 1.90% senior notes due February 1, 2025 (“1.90% 2025 Notes”), $850 million of 2.15% senior notes due February 1, 2027 (“2027 Notes”) and $1.30 billion of 2.30% senior notes due February 1, 2030 (“2030 Notes”). We used the proceeds to repay the Term Loan and 2020 Notes concurrently. See Note 17 of our Notes to Consolidated Financial Statements for information regarding our debt refinancing.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2021 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors.” While the pandemic has not negatively impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months.
Our cash equivalent and short-term investment portfolio as of November 27, 2020 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market mutual funds, municipal securities and time deposits. We use professional investment management firms to manage a large portion of our invested cash.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of November 27, 2020, there were no outstanding borrowings under this credit agreement and the entire $1 billion credit line remains available for borrowing.
As of November 27, 2020, we have $4.15 billion senior notes outstanding, consisting of the 2023 Notes, 1.90% 2025 Notes, 2027 Notes, 2030 Notes and the $1 billion of 3.25% senior notes due February 1, 2025 (the “3.25% 2025 Notes,” and together with the aforementioned notes, the “Notes”). The Notes rank equally with our other unsecured and unsubordinated indebtedness.
We expect to continue our investing activities, including short-term and long-term investments, purchases of computer systems for research and development, sales and marketing, product support and administrative staff, and facilities expansion. As of November 27, 2020, we expect our capital investment to be approximately $550 million to $650 million, primarily to fund our San Jose and Bangalore construction projects through fiscal 2022. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
Subsequent to November 27, 2020, we completed our acquisition of Workfront, a privately held company that provides a work management platform for marketers, for approximately $1.5 billion in cash consideration. See Note 3 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.
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
During fiscal 2020, 2019 and 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $3.05 billion, $2.75 billion, and $2.05 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is expected to be higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.

The following is a summary of our structured stock repurchases executed with large financial institutions during fiscal 2020, 2019 and 2018:

(in millions, except average price per share)	2020		2019		2018
Board approval dates	Shares	Average per share	Shares	Average per share	Shares	Average per share
January 2017	—	$—	—	$—	8.7	$230.43
May 2018	8.0	$376.38	9.9	$270.23	—	$—
Total cost	$3,024		$2,671		$2,002
For fiscal 2020, 2019 and 2018, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2020, November 29, 2019 and November 30, 2018 were excluded from the computation of earnings per share. As of November 27, 2020, $255 million of prepayments remained under the agreement.
Subsequent to November 27, 2020, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $950 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $950 million stock repurchase agreement, $1.1 billion remains under our May 2018 authority. Further, in December 2020, our Board of Directors granted us additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024. We have not drawn from our new $15 billion authority as of the issuance of these financial statements.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended November 27, 2020.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of November 27, 2020 consist of our Notes and obligations under operating leases, royalty agreements and various service agreements. See Notes 16, 17 and 18 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.
Contractual Obligations
The following table summarizes our contractual obligations as of November 27, 2020:

(in millions)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$4,763	$99	$693	$1,659	$2,312
Operating lease obligations	657	104	162	119	272
Purchase obligations	1,885	872	1,012	1	—
Total	$7,305	$1,075	$1,867	$1,779	$2,584
Senior Notes
As of November 27, 2020, the carrying value of our Notes was $4.12 billion. Interest is payable semi-annually, in arrears on February 1 and August 1. At November 27, 2020, our maximum commitment for interest payments was $613 million for the remaining duration of our outstanding Notes.
Covenants
Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of November 27, 2020, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our Notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $390 million as of November 27, 2020 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
Accounting for Uncertainty in Income Taxes
See Results of Operations - Provision for (Benefit from) Income Taxes above and Note 10 of our Notes to Consolidated Financial Statements for our discussion on accounting for uncertainty in income taxes.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies, which subject us to exposure from movements in exchange rates. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
Our significant foreign currency revenue exposures for fiscal 2020, 2019 and 2018 were as follows :

(in millions)	2020	2019	2018
Euro	€1,887	€1,603	€1,310
Japanese Yen	¥88,640	¥73,158	¥60,791
British Pounds	£562	£503	£423
Australian Dollars	$645	$538	$441
As of November 27, 2020, the total notional amounts of all outstanding foreign exchange contracts, including options and forwards, was $2.03 billion, which included the notional equivalent of $923 million in Euros, $385 million in Japanese Yen, $321 million in British Pounds, $212 million in Australian Dollars and $186 million in other foreign currencies. As of November 27, 2020, all contracts were set to expire at various dates through June 2021. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 27, 2020. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $97 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $9 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 27, 2020 and November 29, 2019, this long-term investment exposure totaled an absolute notional equivalent of $598 million and $385 million, respectively, with the year-over-year increase primarily driven by earnings growth. At this time, we do not hedge these long-term investment exposures.
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
Cash Flow Hedges of Forecasted Foreign Currency Revenue
We may use foreign exchange purchased options or forward contracts to hedge foreign currency revenue denominated in Euros, British Pounds, Japanese Yen and Australian Dollars. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. We enter into these foreign exchange contracts to hedge forecasted revenue in the normal course of business and accordingly, they are not speculative in nature.
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue. For the fiscal year ended November 27, 2020, there were no net gains or losses recognized in revenue relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At November 27, 2020, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.

Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 27, 2020, we had debt securities classified as short-term investments of $1.51 billion. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our investment portfolio as of November 27, 2020. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.
The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of November 27, 2020 and November 29, 2019:

(dollars in millions)
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/27/20	+50 BPS	+100 BPS	+150 BPS
$1,521	$1,520	$1,519	$1,514	$1,507	$1,500	$1,493
-150 BPS	-100 BPS	-50 BPS	Fair Value 11/29/19	+50 BPS	+100 BPS	+150 BPS
$1,545	$1,539	$1,533	$1,527	$1,521	$1,515	$1,509
Senior Notes
Following our debt refinancing in February 2020, our outstanding Notes have fixed interest rates. As of November 27, 2020, the total carrying amount of our Notes was $4.12 billion and the related fair value based on observable market prices in less active markets was $4.48 billion.
See Note 17 of our Notes to Consolidated Financial Statements for information regarding our senior notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	November 27, 2020	November 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,478	$2,650
Short-term investments	1,514	1,527
Trade receivables, net of allowances for doubtful accounts of $21 and of $10, respectively	1,398	1,535
Prepaid expenses and other current assets	756	783
Total current assets	8,146	6,495
Property and equipment, net	1,517	1,293
Operating lease right-of-use assets, net	487	—
Goodwill	10,742	10,691
Other intangibles, net	1,359	1,721
Deferred income taxes	1,370	—
Other assets	663	562
Total assets	$24,284	$20,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$306	$209
Accrued expenses	1,422	1,399
Debt	—	3,149
Deferred revenue	3,629	3,378
Income taxes payable	63	56
Operating lease liabilities	92	—
Total current liabilities	5,512	8,191
Long-term liabilities:
Debt	4,117	989
Deferred revenue	130	123
Income taxes payable	529	616
Deferred income taxes	10	140
Operating lease liabilities	499	—
Other liabilities	223	173
Total liabilities	11,020	10,232

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 479 and 483 shares outstanding, respectively	—	—
Additional paid-in-capital	7,357	6,504
Retained earnings	19,611	14,829
Accumulated other comprehensive income (loss)	(158)	(188)
Treasury stock, at cost (122 and 118 shares, respectively)	(13,546)	(10,615)
Total stockholders’ equity	13,264	10,530
Total liabilities and stockholders’ equity	$24,284	$20,762
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	November 27, 2020	November 29, 2019	November 30, 2018
Revenue:
Subscription	$11,626	$9,634	$7,604
Product	507	648	622
Services and other	735	889	804
Total revenue	12,868	11,171	9,030
Cost of revenue:
Subscription	1,108	926	574
Product	36	40	46
Services and other	578	707	575
Total cost of revenue	1,722	1,673	1,195
Gross profit	11,146	9,498	7,835
Operating expenses:
Research and development	2,188	1,930	1,538
Sales and marketing	3,591	3,244	2,621
General and administrative	968	881	745
Amortization of intangibles	162	175	91
Total operating expenses	6,909	6,230	4,995
Operating income	4,237	3,268	2,840
Non-operating income (expense):
Interest expense	(116)	(157)	(89)
Investment gains (losses), net	13	52	3
Other income (expense), net	42	42	40
Total non-operating income (expense), net	(61)	(63)	(46)
Income before income taxes	4,176	3,205	2,794
Provision for (benefit from) income taxes	(1,084)	254	203
Net income	$5,260	$2,951	$2,591
Basic net income per share	$10.94	$6.07	$5.28
Shares used to compute basic net income per share	481	486	491
Diluted net income per share	$10.83	$6.00	$5.20
Shares used to compute diluted net income per share	485	492	498
  See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	November 27, 2020	November 29, 2019	November 30, 2018
	Increase/(Decrease)
Net income	$5,260	$2,951	$2,591
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	3	29	(24)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	(1)	—	11
Net increase (decrease) from available-for-sale securities	2	29	(13)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(44)	—	74
Reclassification adjustment for realized gains / losses on derivative instruments	6	(44)	(49)
Net increase (decrease) from derivatives designated as hedging instruments	(38)	(44)	25
Foreign currency translation adjustments	66	(25)	(48)
Other comprehensive income (loss), net of taxes	30	(40)	(36)
Total comprehensive income, net of taxes	$5,290	$2,911	$2,555
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2017	601	$—	$5,082	$9,574	$(112)	(109)	$(6,085)	$8,459
Net income	—	—	—	2,591	—	—	—	2,591
Other comprehensive income (loss), net of taxes	—	—	—	—	(36)	—	—	(36)
Re-issuance of treasury stock under stock compensation plans	—	—	(1)	(349)	—	5	148	(202)
Purchase of treasury stock	—	—	—	—	—	(9)	(2,050)	(2,050)
Equity awards assumed for acquisition	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	601	—	—	—	—	601
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at November 30, 2018	601	$—	$5,685	$11,816	$(148)	(113)	$(7,991)	$9,362
Impacts of adoption of the new revenue standard	—	—	—	442	—	—	—	442
Net income	—	—	—	2,951	—	—	—	2,951
Other comprehensive income (loss), net of taxes	—	—	—	—	(40)	—	—	(40)
Re-issuance of treasury stock under stock compensation plans	—	—	48	(380)	—	5	125	(207)
Purchase of treasury stock	—	—	—	—	—	(10)	(2,750)	(2,750)
Stock-based compensation	—	—	771	—	—	—	—	771
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	5,260	—	—	—	5,260
Other comprehensive income (loss), net of taxes	—	—	—	—	30	—	—	30
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(478)	—	4	123	(411)
Purchase of treasury stock	—	—	—	—	—	(8)	(3,050)	(3,050)
Stock-based compensation	—	—	909	—	—	—	—	909
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	November 27, 2020	November 29, 2019	November 30, 2018
Cash flows from operating activities:
Net income	$5,260	$2,951	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	757	757	346
Stock-based compensation	909	788	610
Reduction of operating lease right-of-use assets	87	—	—
Deferred income taxes	(1,501)	3	(469)
Unrealized losses (gains) on investments, net	(11)	(48)	1
Other non-cash items	40	14	7
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	106	(188)	(2)
Prepaid expenses and other assets	(288)	(551)	(77)
Trade payables	96	23	55
Accrued expenses and other liabilities	86	172	44
Income taxes payable	(72)	4	479
Deferred revenue	258	497	444
Net cash provided by operating activities	5,727	4,422	4,029
Cash flows from investing activities:
Purchases of short-term investments	(1,071)	(700)	(566)
Maturities of short-term investments	915	700	766
Proceeds from sales of short-term investments	167	86	1,709
Acquisitions, net of cash acquired	—	(101)	(6,314)
Purchases of property and equipment	(419)	(395)	(267)
Purchases of long-term investments, intangibles and other assets	(15)	(49)	(18)
Proceeds from sales of long-term investments and other assets	9	3	5
Net cash used for investing activities	(414)	(456)	(4,685)
Cash flows from financing activities:
Purchases of treasury stock	(3,050)	(2,750)	(2,050)
Proceeds from re-issuance of treasury stock	270	233	191
Taxes paid related to net share settlement of equity awards	(681)	(440)	(393)
Proceeds from issuance of debt	3,144	—	2,248
Repayment of debt	(3,150)	—	—
Other financing activities, net	(21)	11	(1)
Net cash used for financing activities	(3,488)	(2,946)	(5)
Effect of foreign currency exchange rates on cash and cash equivalents	3	(13)	(2)
Net increase (decrease) in cash and cash equivalents	1,828	1,007	(663)
Cash and cash equivalents at beginning of year	2,650	1,643	2,306
Cash and cash equivalents at end of year	$4,478	$2,650	$1,643
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$469	$352	$210
Cash paid for interest	$88	$152	$81
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$—	$3
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe Inc. is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, marketers, knowledge workers, students, application developers, enterprises and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, devices and media. We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model, both of which are referred to as hosted or cloud-based, as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers, systems integrators, independent software vendors, retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on personal and server-based computers, as well as on smartphones, tablets and other devices, depending on the product. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal years 2020, 2019 and 2018 were 52-week years.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined our Advertising Cloud offerings with our previous Publishing segment. This realignment is consistent with how we manage our Digital Experience segment to better reflect the strategic shift related to Advertising Cloud and to align with our overall core value proposition of delivering on customer experience management.
Further, we reclassified revenue and related cost of revenue of our Advertising Cloud offerings from subscription to services and other on our Consolidated Statements of Income.
Financial information for all fiscal years presented has been updated in our Consolidated Financial Statements to reflect these reclassifications. If the change was made at the beginning of fiscal 2020, reported revenue and cost of revenue in our income statements for each quarter of fiscal 2020 would have been as follows:

	2020
	Quarter Ended				Year Ended
(in millions)	February 28	May 29	August 28	November 27	November 27
Revenue:
Subscription	$2,732	$2,831	$2,948	$3,115	$11,626
Product	143	128	109	127	507
Services and other	216	169	168	182	735
Total revenue	3,091	3,128	3,225	3,424	12,868
Cost of revenue:
Subscription	274	269	282	283	1,108
Product	7	9	10	10	36
Services and other	171	137	135	135	578
Total cost of revenue	$452	$415	$427	$428	$1,722
Certain other immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.
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
Subscription, Product and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of cloud-enabled subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services may be sold on a fee-per-subscription period basis or based on consumption or usage.
We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions, where invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.
When cloud-enabled services are highly integrated and interrelated with on-premise software, such as in our cloud-enabled Creative Cloud and Document Cloud offerings, the individual components are not considered distinct and revenue is recognized ratably over the subscription period for which the cloud-enabled services are provided.
The subscription support plans related to those customer arrangements whose revenues we classify as subscription revenues represent stand-ready performance obligations. Revenue from these subscription support plans is recognized ratably over their respective contractual terms and classified as subscription revenue.
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time or based on usage for certain of our OEM and royalty agreements. Revenue from distinct on-premise licenses is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on our Consolidated Statements of Income. Some of our enterprise license arrangements allow customers to commit non-cancellable funds. These non-cancellable committed funds are nonrefundable and provide our customers options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Revenue associated with these monthly term-based licenses and associated maintenance and support is classified as subscription revenue.
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support and our advertising offerings. We typically sell our consulting contracts on a time-and-materials and fixed-fee basis. These revenues are recognized as the services are performed for time and materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Our transaction-based advertising offerings, where fees are based on a number of impressions per month and invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of PDFs across desktop, mobile and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition and automated document tagging.
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
When revenue arrangements include components of third-party goods and services, for example in transactions which involve resale, fulfillment or providing advertising impressions to our end customer, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer by evaluating indicators such as which party is primarily responsible for fulfilling the promise to provide the goods or services, which party has discretion in establishing price and the underlying terms and conditions between the parties to the transaction.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans and other factors.
Although our subscription contracts are generally non-cancellable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term and consumers have a period of time to terminate certain agreements without penalty. In the event a customer cancels their contract, they are generally not entitled to a refund for prior services we have provided to them. Contracts that include termination rights without substantive penalty are accounted for as contracts only for the committed period. Periods of time after the right of termination are accounted for as optional purchases when they do not represent material rights. For certain of our usage-based license agreements, typically in our royalty and OEM businesses, reporting may be received after the end of a fiscal period. In such instances, we estimate and accrue license revenue. We base our estimates on multiple factors, including historical sales information, seasonality and other business information which may impact our estimates. We do not estimate variable consideration for our sales and usage-based license royalty agreements, consistent with the associated exception for sales and usage-based royalties for the license of intellectual property under the revenue recognition standard.
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
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of November 27, 2020, our leases have remaining lease terms of up to 11 years, some of which include options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We completed our annual goodwill impairment test in the second quarter of fiscal 2020. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2020, 2019 or 2018.
During fiscal 2020, our intangible assets were amortized over their estimated useful lives ranging from 3 to 15 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Customer contracts and relationships	10
Purchased technology	6
Trademarks	9
Other	6
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
During fiscal 2020, we completed intra-entity transfers of certain intellectual property rights (“IP rights”) which resulted in the establishment of deferred tax assets, net of valuation allowance, and related tax benefits of $224 million and $1.13 billion based on the fair value of the IP rights transferred in April and November 2020, respectively. The determination of the fair value involves significant judgment on future revenue growth, operating margins and discount rates. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit.

Taxes Collected from Customers
We net taxes collected from customers against those remitted to government authorities in our financial statements. Accordingly, taxes collected from customers are not reported as revenue.

ADOBE INC.

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2020, 2019 and 2018 were $362 million, $221 million and $174 million, respectively.
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
Derivative Financial Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue primarily in Euros, British Pounds, Japanese Yen and Australian Dollars. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
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
Gains and losses related to changes in the fair value of interest rate swaps and foreign exchange forward contracts which hedge certain balance sheet positions are recorded each period as a component of other income (expense), net in our Consolidated Statements of Income. Foreign exchange option contracts hedging forecasted foreign currency revenue and Treasury lock agreements are designated as cash flow hedges with gains and losses recorded net of tax as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency and Treasury lock cash flow hedges to revenue and interest expense, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Guidance
On February 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months, including for those leases classified as operating leases under the legacy standard (“ASC 840”). Under ASC 842, added disclosures are required as compared to ASC 840 to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. On November 30, 2019, the beginning of our fiscal year 2020, we adopted the accounting requirements of the updated standard utilizing the modified retrospective method of transition. The adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures.
Recent Accounting Pronouncements Not Yet Effective
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, requiring the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our accounts receivable and contract assets. The standard also requires that we recognize credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard is effective for us beginning in the first quarter of fiscal 2021, and will not have a material impact on our Consolidated Financial Statements and related disclosures.
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  REVENUE
Segment Information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our Chief Executive Officer, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill, we do not identify or allocate our assets by the reportable segments.
Following the move of our Advertising Cloud offerings from our Digital Experience segment into the Publishing segment, our business is organized into three reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. These segments provide our senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities as described in the “Business Overview” within Part I, Item 1, placing our Publishing and Advertising business in a third segment that contains some of our legacy products and solutions.
We categorize our products into the following reportable segments:
•Digital Media—Our Digital Media segment provides tools and solutions that enable individuals, teams and enterprises to create, publish, promote and monetize their digital content anywhere. Our customers include content creators, experience designers, app developers, enthusiasts, students, social media users and creative professionals, as well as marketing departments and agencies, companies and publishers. Our customers also include knowledge workers who create, collaborate on and distribute documents and creative content.
•Digital Experience—Our Digital Experience segment provides products, services and solutions for creating, managing, executing, measuring, monetizing and optimizing customer experiences from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers, marketing executives, information management and technology executives, product development executives, and sales and support executives.
•Publishing and Advertising—Our Publishing and Advertising segment addresses market opportunities ranging from the diverse authoring and publishing needs of technical and business publishing to our legacy type and OEM printing businesses. It also includes our platforms for Advertising Cloud, web conferencing, document and forms, and Primetime.
Financial results for fiscal 2020 and 2019 are presented below in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40), which was adopted under the modified retrospective method at the beginning of fiscal 2019. Fiscal 2018 revenue has not been restated.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment revenue and results for fiscal 2020, 2019 and 2018, updated for segment reclassifications discussed above, were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Fiscal 2020
Revenue	$9,233	$3,125	$510	$12,868
Cost of revenue	352	1,126	244	1,722
Gross profit	$8,881	$1,999	$266	$11,146
Gross profit as a percentage of revenue	96%	64%	52%	87%
Fiscal 2019
Revenue	$7,707	$2,795	$669	$11,171
Cost of revenue	290	1,056	327	1,673
Gross profit	$7,417	$1,739	$342	$9,498
Gross profit as a percentage of revenue	96%	62%	51%	85%
Fiscal 2018
Revenue	$6,325	$2,073	$632	$9,030
Cost of revenue	249	679	267	1,195
Gross profit	$6,076	$1,394	$365	$7,835
Gross profit as a percentage of revenue	96%	67%	58%	87%
Revenue by geographic area for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Americas:
United States	$6,746	$5,904	$4,633
Other	708	602	484
Total Americas	7,454	6,506	5,117
EMEA:
United Kingdom	880	794	653
Other	2,520	2,181	1,897
Total EMEA	3,400	2,975	2,550
APAC:
Japan	893	751	609
Other	1,121	939	754
Total APAC	2,014	1,690	1,363
Revenue	$12,868	$11,171	$9,030
Revenue by major offerings in our Digital Media reportable segment for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Creative Cloud	$7,736	$6,482	$5,343
Document Cloud	1,497	1,225	982
Total	$9,233	$7,707	$6,325

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Further, we reclassified revenue of our Advertising Cloud offerings from subscription to services and other on our Consolidated Statements of Income. Subscription revenue by segment for fiscal 2020, 2019 and 2018, updated for the reclassifications discussed above, were as follows:

(in millions)	2020	2019	2018
Digital Media	$8,813	$7,208	$5,858
Digital Experience	2,660	2,280	1,600
Publishing and Advertising	153	146	146
Total	$11,626	$9,634	$7,604
Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of November 27, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.40 billion, inclusive of unbilled receivables of $84 million. As of November 29, 2019, the balance of trade receivables, net of allowance for doubtful accounts, was $1.53 billion, inclusive of unbilled receivables of $149 million.
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
During fiscal 2020, 2019 and 2018, our allowance for doubtful accounts activities were as follows:

(in millions)	2020	2019	2018
Beginning balance	$10	$15	$9
Increase due to acquisition	—	—	6
Charged to operating expenses	31	5	6
Deductions(1)	(20)	(10)	(6)
Ending balance	$21	$10	$15
________________________________________
(1)     Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance and other economic or business factors. Contract asset impairments were not material in fiscal 2020. Contract assets were $81 million and $64 million as of November 27, 2020 and November 29, 2019, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of November 27, 2020, the balance of deferred revenue was $3.76 billion, which includes $64 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 6% of the total deferred revenue.
As of November 29, 2019, the balance of deferred revenue was $3.50 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. During the year ended November 27, 2020, approximately $3.22 billion of revenue was recognized that was included in the balance of deferred revenue as of November 29, 2019.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals and average contract term. We applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, sales- and usage-based royalties not yet consumed and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were approximately $11.34 billion as of November 27, 2020. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 6% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Acquisition Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized.
The costs capitalized are primarily sales commissions paid to our sales force personnel. Capitalized costs may also include portions of fringe benefits and payroll taxes associated with compensation for incremental costs to acquire customer contracts and incentive payments to partners.
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2020 and 2019, we amortized $186 million and $171 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses in fiscal 2020 and 2019.
Capitalized contract acquisition costs was $530 million and $474 million as of November 27, 2020 and November 29, 2019, of which $352 million and $315 million was long-term and included in other assets in the Consolidated Balance Sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Revenue Reserve
During fiscal 2020, 2019 and 2018, our revenue reserve activities were as follows:

(in millions)	2020	2019	2018
Beginning balance	$7	$25	$22
Impacts of adoption of the new revenue standard	—	(15)	—
Amount charged to revenue	24	19	65
Actual returns	(21)	(22)	(62)
Ending balance	$10	$7	$25
Refund Liabilities
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets. Refund liabilities were $127 million and $126 million as of November 27, 2020 and November 29, 2019, respectively.
Significant Customers
For fiscal 2020, 2019 and 2018 there were no customers that represented at least 10% of net revenue. As of fiscal year end 2020 and 2019, no single customer was responsible for over 10% of our trade receivables.
NOTE 3.  ACQUISITIONS
Workfront
Subsequent to November 27, 2020, we completed our acquisition of Workfront, a privately held company that provides a work management platform for marketers, for approximately $1.50 billion in cash consideration. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and issuance of these financial statements. Workfront will be integrated into our Digital Experience reportable segment for financial reporting purposes in the first quarter of fiscal 2021.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In conjunction with the Allegorithmic acquisition, we separately recognized an investment gain of approximately $42 million, which represents the difference between the $55 million acquisition-date fair value of our pre-existing equity interest and our previous carrying amount.
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

(in millions)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$578	11
Purchased technology	444	7
Backlog	105	2
Non-competition agreements	12	2
Trademarks	329	9
Total identifiable intangible assets	1,468
Net liabilities assumed	(194)	N/A
Goodwill (1)	3,459	N/A
Total purchase price	$4,733
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
Net liabilities assumed — Marketo’s tangible assets and liabilities as of October 31, 2018 were reviewed and adjusted to their fair value as necessary. The net liabilities assumed included, among other items, $103 million in accrued expenses, $75 million in deferred revenue and $183 million in deferred tax liabilities, which were partially offset by $55 million in cash and cash equivalents and $72 million in trade receivables acquired.
Deferred revenue — Included in net liabilities assumed is Marketo’s deferred revenue which represents advance payments from customers related to subscription contracts and professional services. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the direct and indirect costs related to supporting the obligation plus an assumed operating margin. The sum of the costs and assumed operating profit approximates, in theory, the amount that Marketo would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for subscription and professional services. As a result, we recorded an adjustment to reduce Marketo’s carrying value of deferred revenue to $75 million, which represents our estimate of the fair value of the contractual obligations assumed.
Taxes — As part of our accounting for the Marketo acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $349 million, included in the net liabilities assumed, was established as a deferred tax

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability for the future amortization of the intangible assets, and was partially offset by other tax assets of $166 million, which primarily consist of net operating loss carryforwards.
Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.
Unaudited Pro Forma Results
The financial information in the table below summarizes the combined results of operations of Adobe and Marketo, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the earliest period presented or of results that may occur in the future.
The following unaudited pro forma financial information for fiscal 2018 combines the historical results for Adobe for the year ended November 30, 2018 and the historical results of Marketo for the period January 1, 2018 through October 31, 2018:

(in millions)	2018
Net revenues	$9,339
Net income	$2,362
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

(in millions)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$208	8
Purchased technology	84	5
In-process research and development (1)	39	N/A
Trademarks	21	3
Other intangibles	44	3
Total identifiable intangible assets	396
Net liabilities assumed	(68)	N/A
Goodwill (2)	1,317	N/A
Total purchase price	$1,645
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
(2)    Substantially non-deductible for tax purposes.
Pro forma financial information has not been presented for the Magento acquisition as the impact to our Consolidated Financial Statements was not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$849	$—	$—	$849
Cash equivalents:
Corporate debt securities	28	—	—	28
Money market mutual funds	3,483	—	—	3,483
Time deposits	118	—	—	118
Total cash equivalents	3,629	—	—	3,629
Total cash and cash equivalents	4,478	—	—	4,478
Short-term fixed income securities:
Asset-backed securities	105	1	—	106
Corporate debt securities	1,378	8	—	1,386
Foreign government securities	3	—	—	3
Municipal securities	19	—	—	19
Total short-term investments	1,505	9	—	1,514
Total cash, cash equivalents and short-term investments	$5,983	$9	$—	$5,992

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2019:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$467	$—	$—	$467
Cash equivalents:
Corporate debt securities	46	—	—	46
Money market mutual funds	2,049	—	—	2,049
Time deposits	88	—	—	88
Total cash equivalents	2,183	—	—	2,183
Total cash and cash equivalents	2,650	—	—	2,650
Short-term fixed income securities:
Asset-backed securities	89	—	—	89
Corporate debt securities	1,408	4	—	1,412
Municipal securities	18	—	—	18
U.S. Treasury securities	8	—	—	8
Total short-term investments	1,523	4	—	1,527
Total cash, cash equivalents and short-term investments	$4,173	$4	$—	$4,177
See Note 5 for further information regarding the fair value of our financial instruments.
We had immaterial gross unrealized losses related to our available-for-sale securities as of November 27, 2020 and November 29, 2019. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of November 27, 2020 and November 29, 2019:

(in millions)	2020		2019
	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
Corporate debt securities	$207	$—	$235	$44
Asset-backed securities	22	—	7	7
Municipal securities	—	—	3	—
Foreign government securities	3	—	—	—
Total	$232	$—	$245	$51
There were 99 securities and 115 securities in an unrealized loss position for less than twelve months at November 27, 2020 and November 29, 2019, respectively. There were no securities and 38 securities in an unrealized loss position for more than twelve months at November 27, 2020 and November 29, 2019, respectively.
The following table summarizes the cost and estimated fair value of the fixed income securities classified as short-term investments based on stated effective maturities as of November 27, 2020:

(in millions)	Amortized Cost	Estimated Fair Value
Due within one year	$841	$843
Due between one and two years	428	433
Due between two and three years	185	186
Due after three years	51	52
Total	$1,505	$1,514

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to other income (expense), net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. During fiscal 2020, 2019 and 2018, we did not consider any of our investments to be other-than-temporarily impaired.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended November 27, 2020.
The fair value of our financial assets and liabilities at November 27, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$28	$—	$28	$—
Money market mutual funds	3,483	3,483	—	—
Time deposits	118	118	—	—
Short-term investments:
Asset-backed securities	106	—	106	—
Corporate debt securities	1,386	—	1,386	—
Foreign government securities	3	—	3	—
Municipal securities	19	—	19	—
Prepaid expenses and other current assets:
Foreign currency derivatives	15	—	15	—
Other assets:
Deferred compensation plan assets	116	7	109	—
Total assets	$5,274	$3,608	$1,666	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at November 29, 2019 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$46	$—	$46	$—
Money market mutual funds	2,049	2,049	—	—
Time deposits	88	88	—	—
Short-term investments:
Asset-backed securities	89	—	89	—
Corporate debt securities	1,412	—	1,412	—
Municipal securities	18	—	18	—
U.S. Treasury securities	8	—	8	—
Prepaid expenses and other current assets:
Foreign currency derivatives	29	—	29	—
Other assets:
Deferred compensation plan assets	94	5	89	—
Total assets	$3,833	$2,142	$1,691	$—

Liabilities:
Accrued expenses:
Treasury lock derivatives	$30	$—	$30	$—
Foreign currency derivatives	3	—	3	—
Total liabilities	$33	$—	$33	$—

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
The invested amounts under our deferred compensation plan consist of money market mutual funds and other mutual funds, which are recorded as other assets on our Consolidated Balance Sheets with a corresponding offset to long-term liabilities.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $4.48 billion as of November 27, 2020, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. As of November 27, 2020, total notional amounts of outstanding cash flow hedges were $1.53 billion, hedging exposures denominated in Euros, British Pounds, Japanese Yen and Australian Dollars. As of November 29, 2019, total notional amounts of outstanding cash flow hedges were $1.20 billion, hedging exposures denominated in Euros, British Pounds and Japanese Yen.
In June 2019, in anticipation of refinancing our $2.25 billion term loan due April 30, 2020 (“Term Loan”) and $900 million 4.75% fixed interest rate senior notes due February 1, 2020 (“2020 Notes”), we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments and were settled upon debt issuance in the first quarter of fiscal 2020. We incurred a loss related to the settlement of the instruments which is amortized to interest expense over the term of our debt due February 1, 2030. See Note 17 for further details regarding our debt.
As of November 27, 2020, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $28 million of losses are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $4 million is expected to be recognized into interest expense within the next 12 months.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other income (expense), net in our Consolidated Statements of Income. The impact of the de-designation of our hedges due to the change in methodology in the third quarter of fiscal 2019 was immaterial.
For fiscal 2020, 2019 and 2018, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.
Fair Value Hedges
During the third quarter of fiscal 2014, we entered into interest rate swaps designated as a fair value hedge related to our 2020 Notes. The interest rate swaps converted the fixed interest rate on our 2020 Notes to a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). See Note 17 for further details regarding our debt.
The interest rate swaps were accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that were attributable to the changes in interest rate. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps were included in other income (expense), net in our Consolidated Statements of Income.
During the first quarter of fiscal 2020, our 2020 Notes became due and were paid in conjunction with our debt refinancing. As of November 27, 2020, the interest rate swap agreements had matured and were no longer recognized in our Consolidated Financial Statements.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. The changes in fair value of these contracts is recorded to other income (expense), net in our Consolidated Statements of Income. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related contracts.
As of November 27, 2020, total notional amounts of outstanding foreign currency forward contracts were $492 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen, Indian Rupees and Australian Dollars. As of November 29, 2019, total notional amounts of outstanding contracts were $702 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen and Indian Rupees. At November 27, 2020 and November 29, 2019, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of November 27, 2020 and November 29, 2019 were as follows:

(in millions)	2020		2019
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)	$12	$—	$26	$—
Treasury lock (1)	—	—	—	30
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	3	4	3	3
Total derivatives	$15	$4	$29	$33
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our Consolidated Balance Sheets.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$(43)	$23	$74
Treasury lock	$(1)	$(23)	$—
The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020			2019			2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Other Income (Expense), Net
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated OCI into income, net of tax	$3	$—	$—	$39	$—	$—	$49	$—
Amount excluded from effectiveness testing and ineffective portion	$—	$—	$—	$—	$—	$(24)	$—	$(41)
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income, net of tax	$—	$(3)	$—	$—	$(1)	$—	$—	$—
Derivatives not designated as hedging relationships:
Foreign exchange option contracts	$—	$—	$—	$1	$—	$—	$—	$—
Foreign exchange forward contracts	$—	$—	$5	$—	$—	$4	$—	$2
_________________________________________
(1)Starting the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).
Net gains (losses) recognized in other income (expense), net relating to foreign currency derivatives not designated as hedging instruments for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(2)	$(14)	$1
Net unrealized gain (loss) recognized in other income	(5)	8	(4)
Gain (loss) on foreign currency assets and liabilities	(7)	(6)	(3)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	6	7	(2)
Net unrealized gain (loss) recognized in other income	(1)	(3)	4
Gain (loss) on hedges of foreign currency assets and liabilities	5	4	2
Net gain (loss) recognized in other income (expense), net	$(2)	$(2)	$(1)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of November 27, 2020 and November 29, 2019:

(in millions)	2020	2019
Computers and other equipment	$1,287	$1,424
Buildings	561	483
Building improvements	340	308
Leasehold improvements	284	246
Land	145	145
Furniture and fixtures	159	144
Capital projects in-progress	199	112
Total	2,975	2,862
Less: Accumulated depreciation and amortization	(1,458)	(1,569)
Property and equipment, net	$1,517	$1,293
Depreciation and amortization expense of property and equipment for fiscal 2020, 2019 and 2018 was $192 million, $173 million and $157 million, respectively.
Property and equipment, net, by geographic area as of November 27, 2020 and November 29, 2019 was as follows:

(in millions)	2020	2019
Americas:
United States	$1,328	$1,126
Other	2	3
Total Americas	1,330	1,129
EMEA	64	54
APAC	123	110
Property and equipment, net	$1,517	$1,293
NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for fiscal 2020 and 2019 was as follows:

(in millions)	2018	Acquisitions	Other(1)	2019	Reclassification(2)	Other(1)	2020
Digital Media	$2,740	$126	$(1)	$2,865	$—	$3	$2,868
Digital Experience	7,463	—	(15)	7,448	(20)	48	7,476
Publishing and Advertising	378	—	—	378	20	—	398
Goodwill	$10,581	$126	$(16)	$10,691	$—	$51	$10,742
_________________________________________
(1)Amounts consist of foreign currency translation adjustments.
(2)In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined Advertising Cloud with our previous Publishing segment.
Certain goodwill balances were misclassified between our reportable segments, which have been updated in the above tables. The impact to our prior year disclosures was immaterial and there was no impact to the Consolidated Financial Statements resulting from the change in classification.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net, as of November 27, 2020 and November 29, 2019 were as follows:

(in millions)	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$958	$(289)	$669	$1,219	$(436)	$783
Purchased technology	756	(347)	409	759	(223)	536
Trademarks	384	(122)	262	384	(73)	311
Other	84	(65)	19	227	(136)	91
Other intangibles, net	$2,182	$(823)	$1,359	$2,589	$(868)	$1,721
In fiscal 2020, and 2019, certain intangibles associated with our acquisitions in prior years became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to other intangibles was $367 million, $402 million and $183 million for fiscal 2020, 2019 and 2018 respectively. Of these amounts, $205 million, $227 million and $91 million were included in cost of sales for fiscal 2020, 2019 and 2018 respectively.
Other intangibles are amortized over their estimated useful lives of 3 to 15 years. As of November 27, 2020, we expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

(in millions)	Other Intangibles
2021	$254
2022	224
2023	215
2024	202
2025	183
Thereafter	281
Total expected amortization expense	$1,359

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of November 27, 2020 and November 29, 2019 consisted of the following:

(in millions)	2020	2019
Accrued compensation and benefits	$375	$318
Accrued bonuses	330	222
Refund liabilities	127	126
Accrued corporate marketing	134	80
Accrued media costs	55	118
Taxes payable	95	83
Accrued hosting fees	66	36
Royalties payable	34	62
Accrued interest expense	32	29
Fair value of derivatives	4	33
Accrued building rent	—	99
Other	170	193
Accrued expenses	$1,422	$1,399
Accrued media costs primarily relate to our transaction-driven Advertising Cloud offerings which we began to discontinue during the second quarter of fiscal 2020. Other primarily includes general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events. Beginning the first quarter of fiscal 2020, as a result of ASC 842 adoption, accrued building rent is recorded as a reduction to our operating lease right-of-use assets on our Consolidated Balance Sheets. See Note 1 for further information regarding our adoption of ASC 842.
NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2020, 2019 and 2018 consisted of the following:

(in millions)	2020	2019	2018
Domestic	$1,090	$438	$543
Foreign	3,086	2,767	2,251
Income before income taxes	$4,176	$3,205	$2,794
The provision for (benefit from) income taxes for fiscal 2020, 2019 and 2018 consisted of the following:

(in millions)	2020	2019	2018
Current:
United States federal	$119	$7	$501
Foreign	222	211	140
State and local	79	31	29
Total current	420	249	670
Deferred:
United States federal	(123)	23	(466)
Foreign	(1,313)	(12)	(10)
State and local	(68)	(6)	9
Total deferred	(1,504)	5	(467)
Provision for (benefit from) income taxes	$(1,084)	$254	$203

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intra-Entity Transfers of Certain Intellectual Property Rights (“IP rights”)
During fiscal 2020, we completed intra-entity transfers of certain IP rights to our Irish subsidiary in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Irish subsidiary recognized deferred tax assets for the book and tax basis difference of the transferred IP rights. As a result of these transactions, we recorded deferred tax assets, net of valuation allowance, and related tax benefits of $224 million and $1.13 billion, based on the fair value of the IP rights transferred in April and November 2020, respectively. The determination of the fair value involves significant judgment on future revenue growth, operating margins and discount rates. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit.
U.S. Tax Reform
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) was enacted into law, which significantly changed existing U.S. tax law and included many provisions applicable to us, such as reducing the U.S. federal statutory tax rate to 21% and imposing a one-time transition tax on deferred foreign income not previously subject to U.S. income tax and certain international provisions. During fiscal 2018, we recorded tax charges for the impact of the U.S. Tax Act using the available information and technical guidance as of November 30, 2018.
Certain international provisions introduced in the U.S. Tax Act, such as a tax on global intangible low-tax income, a base erosion and anti-abuse tax and a special tax deduction for foreign-derived intangible income, took effect in fiscal 2019. As the U.S. Treasury releases regulations that impact these provisions, we account for finalized regulations in the period of enactment.
Reconciliation of Provision for (Benefit from) Income Taxes
Total income tax expense differs from the expected tax expense, computed by multiplying the U.S. federal statutory rate of 21% in both fiscal 2020 and 2019 and 22.2% in fiscal 2018 by income before income taxes, as a result of the following:

(in millions)	2020	2019	2018
Computed “expected” tax expense	$877	$673	$620
State tax expense, net of federal benefit	10	24	25
Impacts of intra-entity IP transfers	(1,360)	—	—
Tax credits	(101)	(100)	(111)
Effects of non-U.S. operations	(337)	(224)	(384)
Stock-based compensation, net of tax deduction	(154)	(86)	(95)
Resolution of income tax examinations	(23)	(39)	(42)
Impacts of the U.S. Tax Act	—	3	186
Other	4	3	4
Provision for (benefit from) income taxes	$(1,084)	$254	$203

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 27, 2020 and November 29, 2019 are presented below:

(in millions)	2020	2019
Deferred tax assets:
Intangible assets	$1,368	$5
Reserves and accruals	71	54
Stock-based compensation	92	107
Net operating loss carryforwards of acquired companies	54	137
Credit carryforwards	218	252
Capitalized expenses	292	45
Benefits relating to tax positions	44	47
Operating lease liabilities	131	—
Other	37	45
Total gross deferred tax assets	2,307	692
Valuation allowance	(276)	(245)
Total deferred tax assets	2,031	447
Deferred tax liabilities:
Depreciation and amortization	52	36
Undistributed earnings of foreign subsidiaries	51	52
Prepaid expenses	107	86
Acquired intangible assets	330	413
Operating lease right-of-use assets	131	—
Total deferred tax liabilities	671	587
Net deferred tax assets (liabilities)	$1,360	$(140)
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
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States or are exempted from further taxation. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 27, 2020, the cumulative amount of foreign earnings upon which U.S. income taxes have not been provided, and the corresponding unrecognized deferred tax liability, is not material.
As of November 27, 2020, we have net operating loss carryforwards of approximately $39 million for federal, $367 million for state and $75 million for foreign. We also have federal, state and foreign tax credit carryforwards of approximately $16 million, $236 million and $16 million, respectively. The net operating loss carryforward assets and tax credits will expire in various years from fiscal 2021 through 2038. The majority of the state tax credit carryforwards can be carried forward indefinitely. Certain net operating loss carryforward assets and tax credits are reduced by a valuation allowance and/or are subject to an annual limitation under Internal Revenue Code Section 382. The carrying amount of such assets and credits is expected to be fully realized.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 27, 2020, a valuation allowance of $276 million has been established for certain deferred tax assets related to certain state and foreign assets. For fiscal 2020, the total change in the valuation allowance was $31 million.
Accounting for Uncertainty in Income Taxes
During fiscal 2020 and 2019, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

(in millions)	2020	2019
Beginning balance	$173	$196
Gross increases in unrecognized tax benefits – prior year tax positions	14	15
Gross decreases in unrecognized tax benefits – prior year tax positions	—	(2)
Gross increases in unrecognized tax benefits – current year tax positions	44	18
Gross decreases in unrecognized tax benefits – current year tax positions	—	(3)
Settlements with taxing authorities	(11)	—
Lapse of statute of limitations	(23)	(50)
Foreign exchange gains and losses	4	(1)
Ending balance	$201	$173
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $26 million and $25 million for fiscal 2020 and 2019, respectively. These amounts were included in long-term income taxes payable in their respective years.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are Ireland, California and the United States. We are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules and other matters. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2016 and 2017, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe Inc. 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2020, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $59 million, $52 million and $41 million in fiscal 2020, 2019 and 2018, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
On September 21, 2006, the Board of Directors approved the Adobe Inc. Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made or vests. Members of the Board of Directors are also eligible to participate in the Plan and are able to defer cash compensation and elect cash benefit distributions in the same manner as executives. Beginning January 1, 2020, only members of the Board are permitted to defer vested equity awards. For cash benefit elections, distributions are made in cash and in the form of a lump sum, or five, ten, or fifteen-year annual installments. For equity award elections, distributions are settled in stock and in the form of a lump sum payment only.
As of November 27, 2020 and November 29, 2019, the invested amounts under the Deferred Compensation Plan total $117 million and $94 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 27, 2020 and November 29, 2019, $137 million and $109 million, respectively, were recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.
NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Units and Performance Share Programs
We grant restricted stock units and performance awards to eligible employees under our 2019 Equity Incentive Plan (“2019 Plan”). Restricted stock units generally vest over four years. Certain grants have other vesting periods approved by the Executive Compensation Committee of our Board of Directors.
As of November 27, 2020, we had reserved 46.0 million shares of common stock for issuance under our 2019 Plan and had 38.1 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology. Shares may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and cliff-vest upon the later of the Executive Compensation Committee's certification of the level of achievement or the three-year anniversary of each grant. Participants can earn between 0% and 200% of the target number of performance shares.
On January 24, 2020, the Executive Compensation Committee approved the 2020 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.
As of November 27, 2020, the shares awarded under our 2020, 2019 and 2018 Performance Share Programs remain outstanding and are yet to be achieved.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The ESPP will continue until the earlier of termination by the Board of Directors or the date on which all of the shares available for issuance under the plan have been issued.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2020, our stockholders approved the 2020 Employee Stock Purchase Plan (“2020 ESPP”) which amended and restated the 1997 ESPP to increase the maximum number of shares of our common stock that may be issued under the plan.
As of November 27, 2020, we had reserved 103.0 million shares of our common stock for issuance under the 2020 ESPP and approximately 12.6 million shares remain available for future issuance.
Issuance of Shares
Upon vesting of restricted stock units and performance shares or purchase of shares under the ESPP, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from issuance of shares, we instituted a stock repurchase program. See Note 14 for information regarding our stock repurchase programs.
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
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	8.6	$211.95
Awarded	3.1	$358.68
Released	(4.2)	$193.08
Forfeited	(0.5)	$255.16
Ending outstanding balance	7.0	$285.69	$3,322	1.15

Expected to vest	6.4	$283.77	$3,066	1.09
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of November 27, 2020 of $477.03.
The weighted average grant date fair values of restricted stock units granted during fiscal 2020, 2019 and 2018 were $358.68, $253.91 and $208.73, respectively. The total fair value of restricted stock units vested during fiscal 2020, 2019 and 2018 was $1.61 billion, $970 million and $837 million, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
Performance share activity for fiscal 2020 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	1.0	$199.78
Awarded	0.6	$271.62
Achieved	(0.8)	$118.84
Forfeited	(0.1)	$303.13
Ending outstanding balance	0.7	$333.85	$342	1.16

Expected to vest	0.7	$327.36	$315	1.12
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of November 27, 2020 of $477.03.
Shares awarded during fiscal 2020 include 0.4 million additional shares awarded for the final achievement of the 2017 Performance Share Program which was certified in the first quarter of fiscal 2020. The remaining awarded shares were for the 2020 Performance Share Program. Shares achieved during fiscal 2020 resulted from 200% achievement of target for the 2017 Performance Share Program.
The weighted average grant date fair values of performance awards granted during fiscal 2020, 2019 and 2018 were $271.62, $177.33 and $123.78, respectively. The total fair value of performance awards achieved during fiscal 2020, 2019 and 2018 was $273 million, $204 million and $208 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.2 million shares at an average price of $218.37, 1.5 million shares at an average price of $150.55, and 1.8 million shares at an average price of $104.94 for fiscal 2020, 2019 and 2018, respectively. The intrinsic value of shares purchased during fiscal 2020, 2019 and 2018 was $216 million, $179 million and $199 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
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
As of November 27, 2020, there was $1.57 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.04 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Cost of revenue	$61	$55	$42
Research and development	467	375	277
Sales and marketing	261	249	206
General and administrative	120	109	85
Total (1)	$909	$788	$610
_________________________________________
(1)During fiscal 2020, 2019 and 2018, we recorded tax benefits related to stock-based compensation costs of $352 million, $248 million and $222 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2020 were as follows:

(in millions)	November 29, 2019	Increase / Decrease	Reclassification Adjustments		November 27, 2020
Unrealized gains on available-for-sale securities	$4	$3	$(1)	(1)	$6
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(22)	(44)	6	(2)	(60)
Cumulative foreign currency translation adjustments	(170)	66	—		(104)
Total accumulated other comprehensive income (loss), net of taxes	$(188)	$25	$5		$(158)
_________________________________________
(1)    Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) were immaterial for the fiscal years presented.
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
During fiscal 2020, 2019 and 2018, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $3.05 billion, $2.75 billion, and $2.05 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is expected to be higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. We repurchased approximately 8.0 million shares at an average price of $376.38 per share in fiscal 2020, 9.9 million shares at an average price of $270.23 per share in fiscal 2019, and 8.7 million shares at an average price of $230.43 per share in fiscal 2018.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal 2020, 2019 and 2018, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2020, November 29, 2019 and November 30, 2018 were excluded from the computation of earnings per share. As of November 27, 2020, $255 million of prepayments remained under the agreement.
Subsequent to November 27, 2020, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $950 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $950 million stock repurchase agreement, $1.1 billion remains under our May 2018 authority. Further, in December 2020, our Board of Directors granted us additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024. We have not drawn from our new $15 billion authority as of the issuance of these financial statements.
NOTE 15.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units and performance awards. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, stock purchase rights, performance share awards and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2020, 2019 and 2018:

(in millions, except per share data)	2020	2019	2018
Net income	$5,260	$2,951	$2,591

Shares used to compute basic net income per share	480.9	486.3	490.6
Dilutive potential common shares	4.6	5.3	7.2
Shares used to compute diluted net income per share	485.5	491.6	497.8

Basic net income per share	$10.94	$6.07	$5.28
Diluted net income per share	$10.83	$6.00	$5.20

Anti-dilutive potential common shares (1)	0.5	0.2	0.2
_________________________________________
(1)    Potential common stock equivalents not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of November 27, 2020:

(in millions)
Fiscal Year	Purchase Obligations
2021	$872
2022	484
2023	528
2024	1
2025	—
Thereafter	—
Total	$1,885
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenue on our Consolidated Statements of Income, was approximately $176 million, $154 million and $119 million in fiscal 2020, 2019 and 2018, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to intellectual property disputes, we are subject to legal proceedings, claims and investigations in the ordinary course of business, including claims relating to commercial, employment and other matters. Some of these disputes and legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
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
NOTE 17.  DEBT
The carrying value of our borrowings as of November 27, 2020 and November 29, 2019 were as follows:

(dollar in millions)	Issuance Date	Due Date	Effective Interest Rate	2020	2019
4.75% 2020 Notes	February 2010	February 2020	4.92%	$—	$900
1.70% 2023 Notes	February 2020	February 2023	1.92%	500	—
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	—
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	—
Term Loan	October 2018	April 2020	2.47%	—	2,250
Total debt outstanding, at par				$4,150	$4,150
Less: Current portion of debt				—	(3,150)
Unamortized discount and debt issuance costs				(33)	(11)
Carrying value of long-term debt				$4,117	$989

Current portion of debt, at par				$—	$3,150
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$3,149

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan
In October 2018, we entered into a credit agreement providing a $2.25 billion senior unsecured term loan (“Term Loan") with a maturity date of April 30, 2020. The Term Loan ranked equally with our other unsecured and unsubordinated indebtedness. There were no scheduled principal amortization payments prior to maturity and the Term Loan could be prepaid and terminated at our election at any time without penalty or premium. At our election, the Term Loan bore interest at either (i) LIBOR plus a margin, based on our debt ratings, ranging from 0.500% to 1.000% or (ii) a base rate plus a margin, based on our debt ratings, ranging from 0.040% to 0.110%. The related issuance costs were amortized to interest expense over the Term Loan period using the effective interest method. Interest was payable periodically, in arrears, at the end of each interest period we elect. The Term Loan was paid and terminated in conjunction with our debt refinancing during the first quarter of fiscal 2020.
2020 Notes
In February 2010, we issued $900 million of 4.75% senior notes due February 1, 2020 (“2020 Notes"). The related discount and issuance costs were amortized to interest expense over the term of the 2020 Notes using the effective interest method. The 2020 Notes became due and were paid in conjunction with our debt refinancing during the first quarter of fiscal 2020.
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
In June 2019, in anticipation of our debt refinancing, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments. Upon debt issuance, the Treasury lock agreements were settled and we incurred a loss which is amortized to interest expense over the term of our 2030 Notes using the effective interest method. See Note 6 for further details regarding our Treasury lock agreement.
3.25% 2025 Notes
In January 2015, we issued $1 billion of 3.25% senior notes due February 1, 2025 (the “3.25% 2025 Notes”) which remain outstanding as of November 27, 2020. The related discount and issuance costs are being amortized to interest expense over the term of the 3.25% 2025 Notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
As of November 27, 2020, our outstanding notes payable consists of the 2023 Notes, 1.90% 2025 Notes, 3.25% 2025 Notes, 2027 Notes and 2030 Notes (collectively, the “Notes”). Based on quoted prices in inactive markets, the total fair value of our outstanding Notes was $4.48 billion as of November 27, 2020.
Our Notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the Notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of November 27, 2020, we were in compliance with all of the covenants.
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
As of November 27, 2020, there were no outstanding borrowings under this Credit Agreement and we were in compliance with all covenants.
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
After our adoption of ASC 842, operating lease expense was $119 million for fiscal 2020. Operating lease expense was $170 million and $137 million for fiscal 2019 and 2018, respectively. We recognized operating lease expense in cost of revenue and operating expenses in our Consolidated Statements of Income. Our operating lease expense is net of sublease income and includes variable lease costs, both of which are not material.
Supplemental cash flow information for fiscal 2020 related to operating leases was as follows:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$99
Right-of-use assets obtained in exchange for operating lease liabilities	$52

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of November 27, 2020 were 9 years and 2.32%, respectively.
As of November 27, 2020, the maturities of lease liabilities under operating leases are as follows:

(in millions)
Fiscal Year	Operating Leases (1)
2021	$104
2022	90
2023	72
2024	59
2025	60
Thereafter	272
Total lease liabilities	$657
Less: Imputed interest	66
Present value of lease liabilities	$591
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2020, 2019 and 2018 included the following:

(in millions)	2020	2019	2018
Interest expense	$(116)	$(157)	$(89)
Investment gains (losses), net:
Realized investment gains	$5	$46	$6
Realized investment losses	(1)	—	—
Unrealized investment gains (losses), net	9	6	(3)
Investment gains (losses), net	$13	$52	$3
Other income (expense), net:
Interest income	$43	$68	$93
Foreign exchange gains (losses)	(2)	(26)	(42)
Realized gains on fixed income investments	1	—	—
Realized losses on fixed income investments	—	—	(11)
Other income (expense), net	$42	$42	$40
Non-operating income (expense), net	$(61)	$(63)	$(46)
NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2020
(in millions, except per share data)	Quarter Ended
	February 28	May 29	August 28	November 27
Revenue	$3,091	$3,128	$3,225	$3,424
Gross profit	$2,639	$2,713	$2,798	$2,996
Income before income taxes	$919	$1,000	$1,060	$1,197
Net income	$955	$1,100	$955	$2,250
Basic net income per share	$1.98	$2.28	$1.99	$4.69
Diluted net income per share	$1.96	$2.27	$1.97	$4.64

	2019
(in millions, except per share data)	Quarter Ended
	March 1	May 31	August 30	November 29
Revenue	$2,601	$2,744	$2,834	$2,992
Gross profit	$2,204	$2,337	$2,418	$2,540
Income before income taxes	$702	$711	$835	$957
Net income	$674	$633	$793	$852
Basic net income per share	$1.38	$1.30	$1.63	$1.76
Diluted net income per share	$1.36	$1.29	$1.61	$1.74
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of November 27, 2020 and November 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended November 27, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 27, 2020 and November 29, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended November 27, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 30, 2019 due to the adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” and changed its method of accounting for revenue from contracts with customers and sales commissions as of December 1, 2018 due to the adoption of FASB’s Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers (ASC 606),” and Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers (ASC 340-40).”
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the assessment of distinct performance obligations. We read the Creative Cloud and Document Cloud subscription offering agreements to understand the contractual terms and conditions. We participated in product demonstrations, examined marketing materials, and performed interviews with the Company’s product and engineering department to both understand and observe specific functionalities of the integrated offering and evaluate the nature of the promise made to the Company’s Creative Cloud and Document Cloud customers. We evaluated the features and functionalities of the Creative Cloud and Document Cloud subscription that can be accessed only when using the on-premise/on-device software while connected to the Adobe Cloud to assess that customers receive the intended benefit from each solution only as an integrated offering.
Fair value of the intra-entity transfer of certain intellectual property rights
As discussed in Note 10 to the consolidated financial statements, the Company completed an intra-entity transfer of certain intangible property rights (“IP rights”) to one of its foreign subsidiaries during the fourth quarter of fiscal 2020. As a result of this transaction, the Company recorded a deferred tax asset, net of valuation allowance, and related tax benefit of $1.13 billion as of and for the period ended November 27, 2020 based on the fair value of the IP rights transferred. The tax-deductible amortization related to the transferred IP rights will be recognized over the period of economic benefit.
We identified the fair value of transferred IP rights as a critical audit matter. We performed sensitivity analyses to determine the significant assumptions used to value the transferred IP rights. Subjective auditor judgment was required to evaluate management’s estimates and assumptions used to determine the fair value of the transferred IP rights, including the near-term revenue growth rate, operating margin, terminal growth rate, and discount rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the development of the near-term revenue growth rate, operating margin, terminal growth rate, and discount rate assumptions. We assessed the near-term revenue growth rate by comparing it to historical results and comparing it to third-party analyst expectations for the industry. We assessed the operating margin assumption by comparing it to historical results. We assessed the terminal growth rate by comparing it to third-party analyst expectations for the industry. We involved valuation professionals with specialized skills and knowledge who assisted in assessing the discount rate assumption by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Santa Clara, California
January 15, 2021

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 27, 2020. Based on their evaluation as of November 27, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of November 27, 2020. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of November 27, 2020, our internal controls over financial reporting is effective based on these criteria.
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
There were no changes in our internal controls over financial reporting during the quarter ended November 27, 2020 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) is incorporated herein by reference to our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.
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
		8-K	9/21/18	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Description of Adobe’s Common Stock	10-K	1/21/20	4.5	000-15175

10.1	2020 Employee Stock Purchase Plan, as amended*					X

10.2A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.2B	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4	000-15175

10.2C	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.2D	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.2E	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11	000-15175

10.2F	2018 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/26/18	10.2	000-15175

10.2G	Form of 2018 Performance Share Award Grant Notice and Award Agreement pursuant to 2018 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/26/18	10.3	000-15175

10.2H	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.2I	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2019 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3A	2019 Equity Incentive Plan*	8-K	4/12/19	10.1	000-15175

10.3B	2020 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/30/20	10.2	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3C	Form of 2020 Performance Share Award Grant Notice and Award Agreement pursuant to 2020 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/30/20	10.3	000-15175

10.3D	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted prior to January 15, 2021)*	10-Q	6/26/19	10.35B	000-15175

10.3E	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 15, 2021)*					X

10.3F	Form of Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35C	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6A	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.6B	Amendment No. One to Adobe Deferred Compensation Plan*	10-K	1/21/20	10.6B	000-15175

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Société Générale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

10.8	Adobe Inc. 2020 Executive Severance Plan in the Event of a Change of Control*	8-K	12/10/20	10.1	000-15175

10.10	2020 Executive Annual Incentive Plan, as amended and restated*	8-K	6/11/20	10.1	000-15175

10.11	Description of 2019 and 2020 Director Compensation*	8-K	1/24/19	10.1	000-15175

10.12	Description of 2021 and 2022 Director Compensation*					X

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: January 15, 2021

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 15, 2021
Shantanu Narayen	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN MURPHY		January 15, 2021
John Murphy	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MARK GARFIELD		January 15, 2021
Mark Garfield	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 15, 2021
Frank Calderoni	Director

/s/ AMY BANSE		January 15, 2021
Amy Banse	Director

/s/ MELANIE BOULDEN		January 15, 2021
Melanie Boulden	Director

Signature	Title	Date

/s/ JAMES DALEY		January 15, 2021
James Daley	Director

/s/ LAURA DESMOND		January 15, 2021
Laura Desmond	Director

/s/ KATHLEEN OBERG		January 15, 2021
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 15, 2021
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 15, 2021
David Ricks	Director

/s/ DAN ROSENSWEIG		January 15, 2021
Dan Rosensweig	Director

/s/ JOHN WARNOCK		January 15, 2021
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Adobe
Adobe Aero
Adobe Audition
Adobe Dimension
Adobe Experience Cloud
Adobe Fresco
Adobe Marketing Cloud
Adobe Premiere
Adobe Premiere Rush
Adobe Sensei
After Effects
Behance
Creative Cloud
Document Cloud
Illustrator
InCopy
InDesign
Lightroom
Magento
Marketo
Photoshop
PostScript
Premiere Rush
Reader
Sensei
Substance Alchemist
Substance Designer
Substance Painter
Substance Source
Workfront

All other trademarks are the property of their respective owners.