Form 10-Q
period 2021-03-05
ADOBE INC.
filed 2021-03-31
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 5, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 26, 2021, 478.0 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 5, 2021	November 27, 2020
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$3,452	$4,478
Short-term investments	1,511	1,514
Trade receivables, net of allowances for doubtful accounts of $21 for both periods	1,520	1,398
Prepaid expenses and other current assets	901	756
Total current assets	7,384	8,146
Property and equipment, net	1,530	1,517
Operating lease right-of-use assets, net	477	487
Goodwill	11,845	10,742
Other intangibles, net	1,729	1,359
Deferred income taxes	1,262	1,370
Other assets	758	663
Total assets	$24,985	$24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$254	$306
Accrued expenses	1,243	1,422
Deferred revenue	4,134	3,629
Income taxes payable	81	63
Operating lease liabilities	94	92
Total current liabilities	5,806	5,512
Long-term liabilities:
Debt	4,119	4,117
Deferred revenue	151	130
Income taxes payable	540	529
Deferred income taxes	81	10
Operating lease liabilities	494	499
Other liabilities	248	223
Total liabilities	11,439	11,020
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 479 shares outstanding for both periods	—	—
Additional paid-in-capital	7,617	7,357
Retained earnings	20,521	19,611
Accumulated other comprehensive income (loss)	(141)	(158)
Treasury stock, at cost (122 shares for both periods)	(14,451)	(13,546)
Total stockholders’ equity	13,546	13,264
Total liabilities and stockholders’ equity	$24,985	$24,284
_________________________________________
(*)    The condensed consolidated balance sheet as of November 27, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 5, 2021	February 28, 2020
Revenue:
Subscription	$3,584	$2,732
Product	155	143
Services and other	166	216
Total revenue	3,905	3,091
Cost of revenue:
Subscription	324	274
Product	10	7
Services and other	113	171
Total cost of revenue	447	452
Gross profit	3,458	2,639
Operating expenses:
Research and development	620	532
Sales and marketing	1,049	857
General and administrative	290	271
Amortization of intangibles	45	42
Total operating expenses	2,004	1,702
Operating income	1,454	937
Non-operating income (expense):
Interest expense	(30)	(33)
Investment gains (losses), net	5	(3)
Other income (expense), net	4	18
Total non-operating income (expense), net	(21)	(18)
Income before income taxes	1,433	919
Provision for (benefit from) income taxes	172	(36)
Net income	$1,261	$955
Basic net income per share	$2.63	$1.98
Shares used to compute basic net income per share	479	482
Diluted net income per share	$2.61	$1.96
Shares used to compute diluted net income per share	483	488

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 5, 2021	February 28, 2020
	Increase/(Decrease)
Net income	$1,261	$955
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(3)	4
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	5	1
Reclassification adjustment for realized gains / losses on derivative instruments	12	(2)
Net increase (decrease) from derivatives designated as hedging instruments	17	(1)
Foreign currency translation adjustments	3	(4)
Other comprehensive income (loss), net of taxes	17	(1)
Total comprehensive income, net of taxes	$1,278	$954

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 5, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	1,261	—	—	—	1,261
Other comprehensive income (loss), net of taxes	—	—	—	—	17	—	—	17
Re-issuance of treasury stock under stock compensation plans	—	—	—	(351)	—	2	47	(304)
Repurchases of common stock	—	—	—	—	—	(2)	(950)	(950)
Stock-based compensation	—	—	260	—	—	—	—	260
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at March 5, 2021	601	$—	$7,617	$20,521	$(141)	(122)	$(14,451)	$13,546

	Three Months Ended February 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	955	—	—	—	955
Other comprehensive income (loss), net of taxes	—	—	—	—	(1)	—	—	(1)
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(394)	—	2	72	(378)
Repurchases of common stock	—	—	—	—	—	(2)	(850)	(850)
Stock-based compensation	—	—	217	—	—	—	—	217
Value of shares in deferred compensation plan	—	—	—	—	—	—	(8)	(8)
Balances at February 28, 2020	601	$—	$6,665	$15,390	$(189)	(118)	$(11,401)	$10,465

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 5, 2021	February 28, 2020
Cash flows from operating activities:
Net income	$1,261	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	196	188
Stock-based compensation	260	217
Reduction of operating lease right-of-use assets	19	21
Deferred income taxes	117	(93)
Unrealized losses (gains) on investments, net	—	6
Other non-cash items	2	2
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(82)	145
Prepaid expenses and other assets	(242)	(197)
Trade payables	(59)	55
Accrued expenses and other liabilities	(200)	(98)
Income taxes payable	29	10
Deferred revenue	471	114
Net cash provided by operating activities	1,772	1,325
Cash flows from investing activities:
Purchases of short-term investments	(289)	(213)
Maturities of short-term investments	246	235
Proceeds from sales of short-term investments	39	26
Acquisitions, net of cash acquired	(1,470)	—
Purchases of property and equipment	(59)	(94)
Purchases of long-term investments, intangibles and other assets	(25)	(2)
Net cash used for investing activities	(1,558)	(48)
Cash flows from financing activities:
Repurchases of common stock	(950)	(850)
Proceeds from re-issuance of treasury stock	87	88
Taxes paid related to net share settlement of equity awards	(391)	(467)
Proceeds from issuance of debt	—	3,144
Repayment of debt	—	(3,150)
Other financing activities, net	10	2
Net cash used for financing activities	(1,244)	(1,233)
Effect of foreign currency exchange rates on cash and cash equivalents	4	(6)
Net increase (decrease) in cash and cash equivalents	(1,026)	38
Cash and cash equivalents at beginning of period	4,478	2,650
Cash and cash equivalents at end of period	$3,452	$2,688
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$91	$45
Cash paid for interest	$50	$38

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 27, 2020 on file with the SEC (our “Annual Report”).
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our first quarter of fiscal 2021 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.
Reclassifications
In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined our Advertising Cloud offerings with our previous Publishing segment. This realignment is consistent with how we manage our Digital Experience segment to better reflect the strategic shift related to Advertising Cloud and to align with our overall core value proposition of delivering on customer experience management. Further, we reclassified revenue and related cost of revenue of our Advertising Cloud offerings from subscription to services and other on our condensed consolidated statements of income. Financial information for all periods presented has been updated to reflect these reclassifications.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recently Adopted Accounting Guidance
On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates require the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our trade receivables and contract assets. The standard also requires that we recognize credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. On November 28, 2020, the beginning of our fiscal year 2021, we adopted the accounting requirements of the updated standard utilizing the modified retrospective method of transition. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Recent Accounting Pronouncements Not Yet Effective
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 5, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended March 5, 2021 and February 28, 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended March 5, 2021
Revenue	$2,859	$934	$112	$3,905
Cost of revenue	98	319	30	447
Gross profit	$2,761	$615	$82	$3,458
Gross profit as a percentage of revenue	97%	66%	73%	89%
Three months ended February 28, 2020
Revenue	$2,169	$753	$169	$3,091
Cost of revenue	87	277	88	452
Gross profit	$2,082	$476	$81	$2,639
Gross profit as a percentage of revenue	96%	63%	48%	85%
Revenue by geographic area for the three months ended March 5, 2021 and February 28, 2020 were as follows:

(in millions)	2021	2020
Americas	$2,224	$1,797
EMEA	1,052	817
APAC	629	477
Total	$3,905	$3,091
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 5, 2021 and February 28, 2020 were as follows:

(in millions)	2021	2020
Creative Cloud	$2,379	$1,818
Document Cloud	480	351
Total	$2,859	$2,169
Subscription revenue by segment for the three months ended March 5, 2021 and February 28, 2020 were as follows:

(in millions)	2021	2020
Digital Media	$2,731	$2,058
Digital Experience	812	639
Publishing and Advertising	41	35
Total	$3,584	$2,732

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of March 5, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.52 billion, inclusive of unbilled receivables of $58 million. As of November 27, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.40 billion, inclusive of unbilled receivables of $84 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. As of March 5, 2021 and November 27, 2020, our allowance for doubtful accounts was $21 million for both periods.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended March 5, 2021. Contract assets were $51 million and $81 million as of March 5, 2021 and November 27, 2020, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of March 5, 2021, the balance of deferred revenue was $4.29 billion, which includes $55 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 6% of the total deferred revenue.
As of November 27, 2020, the balance of deferred revenue was $3.76 billion. During the three months ended March 5, 2021, approximately $1.71 billion of revenue was recognized that was included in the balance of deferred revenue as of November 27, 2020.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 5, 2021, remaining performance obligations were approximately $11.61 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $568 million and $530 million as of March 5, 2021 and November 27, 2020, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $128 million and $127 million as of March 5, 2021 and November 27, 2020, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
On December 7, 2020, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion of cash consideration. During the first quarter of fiscal 2021, we began integrating Workfront into our Digital Experience reportable segment.
The table below represents the preliminary purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of December 7, 2020. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. Fair values associated with the net tax liabilities assumed and their related impact to goodwill were pending finalization as of the reporting date.

(in millions)	Amount	Useful Life (years)
Customer contracts and relationships	$290	10
Purchased technology	100	3
Backlog	40	2
Trademarks	30	5
Total identifiable intangible assets	460
Net liabilities assumed	(41)	N/A
Goodwill (1)	1,105	N/A
Total purchase price	$1,524
_________________________________________
(1)    Non-deductible for tax-purposes.
NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and unrealized non-credit-related losses are included in accumulated other comprehensive income, net of taxes, in our condensed consolidated balance sheets. Unrealized credit-related losses are recorded to other income (expense), net in our condensed consolidated statements of income with a corresponding allowance for credit-related losses in our condensed consolidated balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of March 5, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$702	$—	$—	$702
Cash equivalents:
Corporate debt securities	25	—	—	25
Money market mutual funds	2,629	—	—	2,629
Time deposits	96	—	—	96
Total cash equivalents	2,750	—	—	2,750
Total cash and cash equivalents	3,452	—	—	3,452
Short-term fixed income securities:
Asset-backed securities	101	—	—	101
Corporate debt securities	1,378	6	(1)	1,383
Foreign government securities	3	—	—	3
Municipal securities	24	—	—	24
Total short-term investments	1,506	6	(1)	1,511
Total cash, cash equivalents and short-term investments	$4,958	$6	$(1)	$4,963
Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$849	$—	$—	$849
Cash equivalents:
Corporate debt securities	28	—	—	28
Money market mutual funds	3,483	—	—	3,483
Time deposits	118	—	—	118
Total cash equivalents	3,629	—	—	3,629
Total cash and cash equivalents	4,478	—	—	4,478
Short-term fixed income securities:
Asset-backed securities	105	1	—	106
Corporate debt securities	1,378	8	—	1,386
Foreign government securities	3	—	—	3
Municipal securities	19	—	—	19
Total short-term investments	1,505	9	—	1,514
Total cash, cash equivalents and short-term investments	$5,983	$9	$—	$5,992

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 5, 2021:

(in millions)	Estimated Fair Value
Due within one year	$854
Due between one and two years	407
Due between two and three years	206
Due after three years	44
Total	$1,511

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended March 5, 2021, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at March 5, 2021 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$25	$—	$25	$—
Money market mutual funds	2,629	2,629	—	—
Time deposits	96	96	—	—
Short-term investments:
Asset-backed securities	101	—	101	—
Corporate debt securities	1,383	—	1,383	—
Foreign government securities	3	—	3	—
Municipal securities	24	—	24	—
Prepaid expenses and other current assets:
Foreign currency derivatives	36	—	36	—
Other assets:
Deferred compensation plan assets	134	7	127	—
Total assets	$4,431	$2,732	$1,699	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

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
Our fixed income debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of A+. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore classify all of our fixed income debt securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.32 billion as of March 5, 2021, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
In June 2019, we entered into Treasury lock agreements with large financial institutions which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $1 billion of our future debt issuance. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments and were settled upon debt issuance in the first quarter of fiscal 2020. We incurred a loss related to the settlement of the instruments which is amortized to interest expense over the term of our debt due February 1, 2030. See Note 14 for further details regarding our debt.
As of March 5, 2021, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $20 million of losses are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $4 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of March 5, 2021 and November 27, 2020 were as follows:

(in millions)	2021		2020
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$31	$—	$12	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	5	4	3	4
Total derivatives	$36	$4	$15	$4
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended March 5, 2021 and February 28, 2020 were not material.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The effects of derivative instruments on our condensed consolidated statements of income for the three months ended March 5, 2021 and February 28, 2020 were primarily associated with foreign exchange option contracts. For the three months ended March 5, 2021 and February 28, 2020, we reclassified $11 million of net loss and $7 million of net gain, respectively, from accumulated other comprehensive income into revenue, net of tax, resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of March 5, 2021 and November 27, 2020 was $11.85 billion and $10.74 billion, respectively. The increase was primarily due to our acquisition of Workfront in the first quarter of fiscal 2021. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any such events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test.
Other intangible assets subject to amortization as of March 5, 2021 and November 27, 2020 were as follows:

(in millions)	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,234	$(308)	$926	$958	$(289)	$669
Purchased technology	770	(297)	473	756	(347)	409
Trademarks	393	(113)	280	384	(122)	262
Other	109	(59)	50	84	(65)	19
Other intangibles, net	$2,506	$(777)	$1,729	$2,182	$(823)	$1,359
During the three months ended March 5, 2021, other intangibles increased primarily due to identifiable intangible assets acquired through Workfront.
Amortization expense related to other intangibles was $90 million and $96 million for the three months ended March 5, 2021 and February 28, 2020, respectively. Of these amounts, $45 million and $54 million were included in cost of revenue for the three months ended March 5, 2021 and February 28, 2020, respectively.
As of March 5, 2021, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2021	$254
2022	313
2023	282
2024	238
2025	216
Thereafter	426
Total expected amortization expense	$1,729

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of March 5, 2021 and November 27, 2020 consisted of the following:

(in millions)	2021	2020
Accrued compensation and benefits	$441	$375
Accrued bonuses	123	330
Refund liabilities	128	127
Accrued corporate marketing	119	134
Taxes payable	100	95
Accrued hosting fees	46	66
Royalties payable	32	34
Accrued interest expense	10	32
Other	244	229
Accrued expenses	$1,243	$1,422
Other includes accrued media costs and general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended March 5, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	7.0	$285.69
Awarded	2.0	$474.45
Released	(1.7)	$258.95
Forfeited	(0.2)	$299.64
Ending outstanding balance	7.1	$346.02	$3,137

Expected to vest	6.4	$342.49	$2,829
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 5, 2021 of $440.83.
The total fair value of restricted stock units vested during the three months ended March 5, 2021 was $824 million.
Performance Shares
In the first quarter of fiscal 2021, the Executive Compensation Committee of our Board of Directors approved the 2021 Performance Share Program, the terms of which are similar to prior year programs that are still outstanding. For information regarding our Performance Share Programs including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 27, 2020.
As of March 5, 2021, the shares awarded under our 2021, 2020 and 2019 Performance Share Programs remain outstanding and are yet to be achieved.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the three months ended March 5, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.7	$333.85
Awarded	0.4	$325.24
Achieved	(0.4)	$218.55
Forfeited	(0.1)	$369.73
Ending outstanding balance	0.6	$408.45	$277

Expected to vest	0.6	$403.91	$243
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 5, 2021 of $440.83.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares achieved during the three months ended March 5, 2021 resulted from 200% achievement of target for the 2018 Performance Share Program, as certified by the Executive Compensation Committee in the first quarter of fiscal 2021. Shares awarded during the three months ended March 5, 2021 include 0.2 million additional shares awarded for the final achievement of the 2018 Performance Share Program. The remaining awarded shares were for the 2021 Performance Share Program.
The total fair value of performance shares achieved during the three months ended March 5, 2021 was $212 million.
Employee Stock Purchase Plan
Employees purchased 0.4 million shares at an average price of $241.52 and 0.4 million shares at an average price of $196.45 for the three months ended March 5, 2021 and February 28, 2020, respectively. The intrinsic value of shares purchased during the three months ended March 5, 2021 and February 28, 2020 was $93 million and $56 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of March 5, 2021, there was $2.28 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.44 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 5, 2021 and February 28, 2020 were as follows:

(in millions)	2021	2020
Cost of revenue	$17	$15
Research and development	135	110
Sales and marketing	73	65
General and administrative	56	27
Total	$281	$217

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 27, 2020	Increase / Decrease	Reclassification Adjustments		March 5, 2021
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$6	$(2)	$—		$4
Unrealized losses on available-for-sale securities	—	(1)	—		(1)
Net unrealized gains / losses on available-for-sale securities	6	(3)	—	(1)	3
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(60)	5	12	(2)	(43)
Cumulative foreign currency translation adjustments	(104)	3	—		(101)
Total accumulated other comprehensive income (loss), net of taxes	$(158)	$5	$12		$(141)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three months ended March 5, 2021 and February 28, 2020 were not material.
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
During the three months ended March 5, 2021 and February 28, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $950 million and $850 million, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the three months ended March 5, 2021, we repurchased approximately 1.9 million shares at an average price of $478.14 through structured repurchase agreements entered into during fiscal 2020 and the three months ended March 5, 2021. During the three months ended February 28, 2020 we repurchased approximately 2.4 million shares at an average price of $332.59 through structured repurchase agreements entered into during fiscal 2019 and the three months ended February 28, 2020.
For the three months ended March 5, 2021, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by March 5, 2021 were excluded

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
from the computation of net income per share. As of March 5, 2021, $317 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to March 5, 2021, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $100 million remains under our May 2018 authority. We have not drawn from our new $15 billion authority as of the issuance of these financial statements.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 5, 2021 and February 28, 2020:

(in millions, except per share data)	2021	2020
Net income	$1,261	$955

Shares used to compute basic net income per share	478.8	482.4
Dilutive potential common shares from stock plans and programs	4.1	5.4
Shares used to compute diluted net income per share	482.9	487.8

Basic net income per share	$2.63	$1.98
Diluted net income per share	$2.61	$1.96

Anti-dilutive potential common shares	—	1.1
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
Legal Proceedings
In connection with disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements.
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
NOTE 14.  DEBT
The carrying values of our borrowings as of March 5, 2021 and November 27, 2020 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2021	2020
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Unamortized discount and debt issuance costs				(31)	(33)
Carrying value of long-term debt				$4,119	$4,117

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Senior Notes
In January 2015, we issued $1 billion of senior notes due February 1, 2025. The related discount and issuance costs are amortized to interest expense over the term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1.
In February 2020, we issued $500 million of senior notes due February 1, 2023, $500 million of senior notes due February 1, 2025, $850 million of senior notes due February 1, 2027 and $1.30 billion of senior notes due February 1, 2030. Our total proceeds of approximately $3.14 billion, net of issuance discount, were used for general corporate purposes including repayment of debt instruments due in fiscal 2020. The related discount and issuance costs are amortized to interest expense over the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1.
Based on quoted prices in inactive markets, the total fair value of our outstanding senior notes was $4.32 billion as of March 5, 2021.
Our senior notes rank equally with our other unsecured and unsubordinated indebtedness. We may redeem the notes at any time, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes do not contain financial covenants but include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of March 5, 2021, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of March 5, 2021, there were no outstanding borrowings under this Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and the anticipated impact on our business of the COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2020. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2021, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings. Our first quarter of fiscal 2021 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.
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
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue, unbilled backlog and remaining performance obligations as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rates changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the first quarter of fiscal 2021 was $9.12 billion, up from $8.78 billion at the end of fiscal 2020. Document Cloud ARR exiting the first quarter of fiscal 2021 was $1.57 billion, up from $1.47 billion at the end of fiscal 2020. Total Digital Media ARR grew to $10.69 billion at the end of the first quarter of fiscal 2021, up from $10.26 billion at the end of fiscal 2020.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2021 was $2.38 billion, up from $1.82 billion in the first quarter of fiscal 2020, representing 31% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2021 was $480 million, up from $351 million in the first quarter of fiscal

2020, representing 37% year-over-year growth and reflecting an increase in demand driven by the shift to remote work as well as our continued efforts to transition Document Cloud to a subscription-based model. Total Digital Media segment revenue grew to $2.86 billion in the first quarter of fiscal 2021, up from $2.17 billion in the first quarter of fiscal 2020, representing 32% year-over-year growth. These increases were driven by strong net new user growth, reflecting expanded digital engagement.
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
In December 2020, we acquired Workfront, a privately held company that provides a workflow platform, and we began integrating Workfront into our Digital Experience segment in the first quarter of fiscal 2021.
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
•Content and commerce. Our solutions help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our offerings include Adobe Experience Manager, Adobe Target and Adobe Commerce.
•Customer journey management. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Our offerings include Adobe Campaign, Marketo Engage and Journey Orchestration.
•Work management. Our work management solution is powered by Workfront, a leading workflow platform. Workfront helps customers orchestrate content creation and campaign workflows across marketing and creative teams.
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
Digital Experience revenue for all fiscal years presented has been updated to reflect the Advertising Cloud segment move in the fourth quarter of fiscal 2020. Digital Experience revenue was $934 million in the first quarter of fiscal 2021, up from $753 million in the first quarter of fiscal 2020, representing 24% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $812 million in the first quarter of fiscal 2021 from $639 million in the first quarter of fiscal 2020, representing 27% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue was revenue associated with Workfront’s workflow platform offerings. We expect that the addition of Workfront, and continued demand across our portfolio of Digital Experience solutions, will drive revenue growth in future years.
COVID-19 UPDATE
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we have taken action to direct our teams to work from home, suspend travel and replace in-person events with digital events. As the administration of vaccine programs ramps up and cases decline, we continue to evaluate our plans to reopen our facilities and resume business travel for our employees.
During the pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. This macro trend towards all things digital has increased the importance and relevance of our solutions and accelerated the tailwinds that benefit our business, which contributed to our continued growth year over year. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the duration of the pandemic and the broader implications of the macro-economic recovery on our business remain uncertain. See Risk Factors for further discussion of the possible impact of the pandemic on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 5, 2021, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2020.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Our results of operations for the first quarter of fiscal 2021 were impacted by an extra week due to our first quarter of fiscal 2021 having 14 weeks as compared to 13 weeks in the year-ago period.
Financial Performance Summary
•Total Digital Media ARR of approximately $10.69 billion as of March 5, 2021 increased by $435 million, or 4%, from $10.26 billion as of November 27, 2020. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Adobe Document Cloud offerings.
•Creative revenue during the three months ended March 5, 2021 of $2.38 billion increased by $561 million, or 31%, compared to the year-ago period. Document Cloud revenue during the three months ended March 5, 2021 of $480 million increased by $129 million, or 37%, compared to the year-ago period. The increases were primarily due to the increase in subscription revenue associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $934 million during the three months ended March 5, 2021 increased by $181 million, or 24%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings, including from our Workfront acquisition.
•Remaining performance obligations of $11.61 billion as of March 5, 2021 increased by $272 million, or 2%, from $11.34 billion as of November 27, 2020 primarily due to impacts from our acquisition of Workfront.

•Cost of revenue of $447 million during the three months ended March 5, 2021 decreased slightly by $5 million, or 1%, compared to the year-ago period primarily due to decreases in Advertising Cloud media costs, offset in large part by increases in hosting services and data center costs.
•Operating expenses of $2.00 billion during the three months ended March 5, 2021 increased by $302 million, or 18%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Net income of $1.26 billion during the three months ended March 5, 2021 increased by $306 million, or 32%, compared to the year-ago period primarily due to increases in revenue, offset in part by increases in operating expenses and the provision for income taxes.
•Cash flows from operations of $1.77 billion during the three months ended March 5, 2021 increased by $447 million, or 34%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.
Presentation Changes
In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined our Advertising Cloud offerings with our previous Publishing segment. This realignment is consistent with how we manage our Digital Experience segment to better reflect the strategic shift related to Advertising Cloud and to align with our overall core value proposition of delivering on customer experience management. Further, we reclassified revenue and related cost of revenue of our Advertising Cloud offerings from subscription to services and other on our condensed consolidated statements of income. Financial information for all periods presented has been updated to reflect these reclassifications.
Revenue for the Three Months Ended March 5, 2021 and February 28, 2020

(dollars in millions)	Three Months
	2021	2020	% Change
Subscription	$3,584	$2,732	31%
Percentage of total revenue	92%	88%
Product	155	143	8%
Percentage of total revenue	4%	5%
Services and other	166	216	(23)%
Percentage of total revenue	4%	7%
Total revenue	$3,905	$3,091	26%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three months ended March 5, 2021 and February 28, 2020 is as follows:

(dollars in millions)	Three Months
	2021	2020	% Change
Digital Media	$2,731	$2,058	33%
Digital Experience	812	639	27%
Publishing and Advertising	41	35	17%
Total subscription revenue	$3,584	$2,732	31%

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
Segment Information

(dollars in millions)	Three Months
	2021	2020	% Change
Digital Media	$2,859	$2,169	32%
Percentage of total revenue	73%	70%
Digital Experience	934	753	24%
Percentage of total revenue	24%	24%
Publishing and Advertising	112	169	(34)%
Percentage of total revenue	3%	6%
Total revenue	$3,905	$3,091	26%

Digital Media
Revenue from Digital Media increased $690 million during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment.
Digital Experience
Revenue from Digital Experience increased $181 million during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to increases in subscription revenue across our offerings, including from our Workfront acquisition.
Geographical Information

(dollars in millions)	Three Months
	2021	2020	% Change
Americas	$2,224	$1,797	24%
Percentage of total revenue	57%	58%
EMEA	1,052	817	29%
Percentage of total revenue	27%	27%
APAC	629	477	32%
Percentage of total revenue	16%	15%
Total revenue	$3,905	$3,091	26%

Overall revenue during the three months ended March 5, 2021 increased in all geographic regions as compared to the three months ended February 28, 2020 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three months ended March 5, 2021, the U.S. Dollar primarily weakened against EMEA and APAC currencies as compared to the year-ago period, which increased revenue in U.S. Dollar equivalents by $62 million. For the three months ended March 5, 2021, the foreign currency impact to revenue was offset in part by net hedging losses from our cash flow hedging program of $11 million.
Cost of Revenue for the Three Months Ended March 5, 2021 and February 28, 2020

(dollars in millions)	Three Months
	2021	2020	% Change
Subscription	$324	$274	18%
Percentage of total revenue	8%	9%
Product	10	7	43%
Percentage of total revenue	*	*
Services and other	113	171	(34)%
Percentage of total revenue	3%	6%
Total cost of revenue	$447	$452	(1)%
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
Cost of subscription revenue increased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 due to the following:

Components of % Change
Hosting services and data center costs	14%
Base compensation and related benefits associated with headcount	8
Depreciation expense	(4)
Software licenses	2
Amortization of intangibles	(2)
Total change	18%
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
Cost of services and other revenue decreased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to decreases in media costs associated with the discontinuation of our transaction-based Advertising Cloud offerings.

Operating Expenses for the Three Months Ended March 5, 2021 and February 28, 2020

(dollars in millions)	Three Months
	2021	2020	% Change
Research and development	$620	$532	17%
Percentage of total revenue	16%	17%
Sales and marketing	1,049	857	22%
Percentage of total revenue	27%	28%
General and administrative	290	271	7%
Percentage of total revenue	7%	9%
Amortization of intangibles	45	42	7%
Percentage of total revenue	1%	1%
Total operating expenses	$2,004	$1,702	18%
Research and Development
Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, third party fees for hosting services, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to the following:

Components of % Change
Incentive compensation, cash and stock-based	14%
Base compensation and related benefits associated with headcount	3
Total change	17%
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
Sales and marketing expenses increased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to the following:

Components of % Change
Marketing spend related to campaigns, events and overall marketing efforts	13%
Incentive compensation, cash and stock-based	7
Base compensation and related benefits associated with headcount	3
Travel	(3)
Transaction fees	2
Total change	22%
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
General and administrative expenses increased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to the following:

Components of % Change
Incentive compensation, cash and stock-based	16%
Base compensation and related benefits associated with headcount	3
Charges related to cancellation of corporate events, net of recoveries	(12)
Professional and consulting fees	(5)
Charitable contributions	4
Facilities	2
Various individually insignificant items	(1)
Total change	7%
We recorded higher net charges related to the cancellation of our corporate events during the three months ended February 28, 2020 as compared to the current period due to the onset of the COVID-19 pandemic in the first quarter of fiscal 2020. Professional and consulting fees decreased during the three months ended March 5, 2021 as compared to the year-ago period primarily due to lower legal fees.
Amortization of Intangibles
Amortization expenses increased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020, primarily due to amortization expense associated with intangible assets purchased through our acquisition of Workfront. The increase in amortization expense is offset in part by certain intangible assets from previous acquisitions, including Marketo and Omniture, becoming fully amortized in fiscal 2020.
Non-Operating Income (Expense), Net for the Three Months Ended March 5, 2021 and February 28, 2020

(dollars in millions)	Three Months
	2021	2020	% Change
Interest expense	$(30)	$(33)	(9)%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	5	(3)	**
Percentage of total revenue	*	*
Other income (expense), net	4	18	**
Percentage of total revenue	*	1%
Total non-operating income (expense), net	$(21)	$(18)	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1.
Interest expense decreased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.

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
Other income (expense), net decreased during the three months ended March 5, 2021 as compared to the three months ended February 28, 2020, primarily due to decreases in interest income driven by lower average interest rates.
Provision for (Benefit from) Income Taxes for the Three Months Ended March 5, 2021 and February 28, 2020

(dollars in millions)	Three Months
	2021	2020	% Change
Provision for (benefit from) income taxes	$172	$(36)	**
Percentage of total revenue	4%	(1)%
Effective tax rate	12%	(4)%
_________________________________________
(**)    Percentage is not meaningful.
Our effective tax rate increased by approximately 16 percentage points for the three months ended March 5, 2021, as compared to the three months ended February 28, 2020, primarily due to lower tax benefits related to stock-based compensation and a change in geographic mix of international income as a result of the change in our corporate tax trading structure completed during fiscal 2020.
Our effective tax rate for the three months ended March 5, 2021 was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $288 million as of March 5, 2021 and is primarily attributable to certain state credits and foreign intangible assets.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The current U.S. tax law provides an exemption from federal income taxes for distributions from foreign subsidiaries, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
In the current global tax policy environment, the U.S. Treasury and other domestic and foreign governing bodies continue to consider, and in some cases introduce, changes in regulations applicable to corporate multinationals such as Adobe. As regulations are issued, we account for finalized regulations in the period of enactment.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $244 million and $163 million as of March 5, 2021 and February 28, 2020, respectively. If the total unrecognized tax benefits at March 5, 2021 and February 28, 2020 were recognized, $179 million and $107 million would decrease the respective effective tax rates.
As of March 5, 2021 and February 28, 2020, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23 million for both periods. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $15 million over the next 12 months.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 5, 2021	November 27, 2020
Cash and cash equivalents	$3,452	$4,478
Short-term investments	$1,511	$1,514
Working capital	$1,578	$2,634
Stockholders’ equity	$13,546	$13,264
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 5, 2021	February 28, 2020
Net cash provided by operating activities	$1,772	$1,325
Net cash used for investing activities	(1,558)	(48)
Net cash used for financing activities	(1,244)	(1,233)
Effect of foreign currency exchange rates on cash and cash equivalents	4	(6)
Net increase (decrease) in cash and cash equivalents	$(1,026)	$38
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.77 billion for the three months ended March 5, 2021 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with increases in deferred revenue driven by Digital Experience offerings. The primary working capital uses of cash were due to increases in prepaid expenses and other assets together with decreases in accrued expenses and other liabilities. The increases in prepaid expenses and other assets were driven by sales commissions paid and capitalized and increases in prepaid payroll related to employee benefits. The decreases in accrued expenses and other liabilities were largely driven by a decrease in accrued bonuses.

Cash Flows from Investing Activities
Net cash used for investing activities of $1.56 billion for the three months ended March 5, 2021 was primarily due to our acquisition of Workfront and ongoing capital expenditures. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Workfront.
Cash Flows from Financing Activities
Net cash used for financing activities of $1.24 billion for the three months ended March 5, 2021 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, which were offset in part by proceeds from re-issuance of treasury stock for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2021 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.
Our cash equivalent and short-term investment portfolio as of March 5, 2021 consisted of asset backed securities, corporate debt securities, money market mutual funds, municipal securities, foreign government securities and time deposits. We use professional investment management firms to manage a large portion of our invested cash.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of March 5, 2021, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of March 5, 2021, we have $4.15 billion senior notes outstanding. The senior notes rank equally with our other unsecured and unsubordinated indebtedness. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
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
During the three months ended March 5, 2021 and February 28, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $950 million and $850 million, respectively.
During the three months ended March 5, 2021, we repurchased approximately 1.9 million shares at an average price of $478.14 through structured repurchase agreements entered into during fiscal 2020 and the three months ended March 5, 2021. During the three months ended February 28, 2020, we repurchased approximately 2.4 million shares at an average price of $332.59 through structured repurchase agreements entered into during fiscal 2019 and the three months ended February 28, 2020.
As of March 5, 2021, $317 million of prepayment remained under our outstanding structured stock repurchase agreement.

Subsequent to March 5, 2021, as part of the May 2018 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $100 million remains under our May 2018 authority. We have not drawn from our new $15 billion authority as of the issuance of these financial statements.
See Note 11 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of March 5, 2021 consist of our senior notes and obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the three months ended March 5, 2021. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
As of March 5, 2021, the carrying value of our senior notes was $4.12 billion. Interest is payable semi-annually, in arrears, on February 1 and August 1. At March 5, 2021, our maximum commitment for interest payments was $564 million for the remaining duration of our outstanding senior notes.
Covenants
As of March 5, 2021, we were in compliance with all covenants. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $390 million as of March 5, 2021 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 5, 2021, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2020.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 5, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 5, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
As a result of the pandemic, we have temporarily closed certain Adobe offices and have implemented certain travel restrictions. This global work-from-home operating environment has caused strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including our future operating results. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business.
We have shifted our in-person customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic have affected the rate of IT spending and may continue to adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, and may also delay the provisioning of our offerings.
The extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I, Item 1 of our Annual Report.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a large population of employees and contractors. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
These issues affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. Critical vulnerabilities may be identified in some of our applications and services and those of our third-party service providers. These vulnerabilities could cause such applications and services to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, regularly reviewing our service providers’ security controls, reviewing and auditing our hosted services against independent security control frameworks (such as ISO 27001, SOC 2 and PCI), and improving our incident response time, but security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security customers require, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we, our supply chain, or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time-intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks or preventative measures could adversely affect our financial results, stock price and reputation.
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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, and new and emerging state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (and the recently passed California Privacy Rights Act) and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic nature of these laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
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
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding these new standards, see the section titled “Recent Accounting Pronouncements Not Yet Effective” within Part I, Item 1, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Such changes in accounting principles may have an adverse effect on our business, financial position and income, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”), enacted into law in December 2017, changed existing U.S. tax law and introduced certain international provisions applicable to us. Among other considerations, the applicability and impact of these new tax provisions, and of other international tax law changes, could adversely affect our effective income tax rate and cash flows in future years.
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

Our senior unsecured notes and senior unsecured credit agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.
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
Our cash equivalent and short-term investment portfolio as of March 5, 2021 consisted of asset backed securities, corporate debt securities, money market mutual funds, municipal securities, foreign government securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 5, 2021, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 5, 2021. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans
	(in millions, except average price per share)
Beginning repurchase authority(1)				$2,305
Additional repurchase authority granted(2)				$15,000
November 28, 2020—January 1, 2021
Shares repurchased	0.5	$471.71	0.5	$(255)
January 2, 2021—January 29, 2021
Shares repurchased	0.7	$483.09	0.7	$(317)	(3)
January 30, 2021—March 5, 2021
Shares repurchased	0.7	$478.48	0.7	$(317)	(3)

Total	1.9		1.9	$16,416
_________________________________________
(1)In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021.
(2)In December 2020, the Board of Directors granted us additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
(3)In December 2020, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $950 million. As of March 5, 2021, approximately $317 million of the prepayment remained under this agreement.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

10.1	2021 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/21	10.2	000-15175

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.2	Form of 2021 Performance Share Award Grant Notice and Award Agreement pursuant to 2021 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/21	10.3	000-15175

10.3	2021 Executive Annual Incentive Plan, as amended and restated*	8-K	1/27/21	10.4	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2021

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Adobe
Adobe Experience Cloud
Allegorithmic
Behance
Creative Cloud
Document Cloud
Marketo
Reader
Workfront

All other trademarks are the property of their respective owners.