Form 10-Q
period 2021-06-04
ADOBE INC.
filed 2021-06-30
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 4, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 25, 2021, 476.4 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 4, 2021	November 27, 2020
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,250	$4,478
Short-term investments	1,518	1,514
Trade receivables, net of allowances for doubtful accounts of $19 and $21, respectively	1,477	1,398
Prepaid expenses and other current assets	833	756
Total current assets	8,078	8,146
Property and equipment, net	1,573	1,517
Operating lease right-of-use assets, net	458	487
Goodwill	11,859	10,742
Other intangibles, net	1,641	1,359
Deferred income taxes	1,168	1,370
Other assets	805	663
Total assets	$25,582	$24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$312	$306
Accrued expenses	1,538	1,422
Deferred revenue	4,144	3,629
Income taxes payable	55	63
Operating lease liabilities	96	92
Total current liabilities	6,145	5,512
Long-term liabilities:
Debt	4,120	4,117
Deferred revenue	139	130
Income taxes payable	510	529
Deferred income taxes	80	10
Operating lease liabilities	477	499
Other liabilities	259	223
Total liabilities	11,730	11,020
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 477 and 479 shares outstanding, respectively	—	—
Additional paid-in-capital	7,877	7,357
Retained earnings	21,538	19,611
Accumulated other comprehensive income (loss)	(121)	(158)
Treasury stock, at cost (124 and 122 shares, respectively)	(15,442)	(13,546)
Total stockholders’ equity	13,852	13,264
Total liabilities and stockholders’ equity	$25,582	$24,284
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 4, 2021	May 29, 2020	June 4, 2021	May 29, 2020
Revenue:
Subscription	$3,520	$2,831	$7,104	$5,563
Product	153	128	308	271
Services and other	162	169	328	385
Total revenue	3,835	3,128	7,740	6,219
Cost of revenue:
Subscription	328	269	652	543
Product	9	9	19	16
Services and other	107	137	220	308
Total cost of revenue	444	415	891	867
Gross profit	3,391	2,713	6,849	5,352
Operating expenses:
Research and development	612	532	1,232	1,064
Sales and marketing	1,073	901	2,122	1,758
General and administrative	256	224	546	495
Amortization of intangibles	44	40	89	82
Total operating expenses	1,985	1,697	3,989	3,399
Operating income	1,406	1,016	2,860	1,953
Non-operating income (expense):
Interest expense	(28)	(28)	(58)	(61)
Investment gains (losses), net	8	—	13	(3)
Other income (expense), net	—	12	4	30
Total non-operating income (expense), net	(20)	(16)	(41)	(34)
Income before income taxes	1,386	1,000	2,819	1,919
Provision for (benefit from) income taxes	270	(100)	442	(136)
Net income	$1,116	$1,100	$2,377	$2,055
Basic net income per share	$2.34	$2.28	$4.97	$4.26
Shares used to compute basic net income per share	478	481	478	482
Diluted net income per share	$2.32	$2.27	$4.93	$4.23
Shares used to compute diluted net income per share	481	485	482	486

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 4, 2021	May 29, 2020	June 4, 2021	May 29, 2020
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,116	$1,100	$2,377	$2,055
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	2	(3)	6
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(15)	1	(10)	2
Reclassification adjustment for realized gains / losses on derivative instruments	12	(2)	24	(4)
Net increase (decrease) from derivatives designated as hedging instruments	(3)	(1)	14	(2)
Foreign currency translation adjustments	23	(7)	26	(11)
Other comprehensive income (loss), net of taxes	20	(6)	37	(7)
Total comprehensive income, net of taxes	$1,136	$1,094	$2,414	$2,048

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 4, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 5, 2021	601	$—	$7,617	$20,521	$(141)	(122)	$(14,451)	$13,546
Net income	—	—	—	1,116	—	—	—	1,116
Other comprehensive income (loss), net of taxes	—	—	—	—	20	—	—	20
Re-issuance of treasury stock under stock compensation plans	—	—	—	(99)	—	—	10	(89)
Repurchases of common stock	—	—	—	—	—	(2)	(1,000)	(1,000)
Stock-based compensation	—	—	260	—	—	—	—	260
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852

	Three Months Ended May 29, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at February 28, 2020	601	$—	$6,665	$15,390	$(189)	(118)	$(11,401)	$10,465
Net income	—	—	—	1,100	—	—	—	1,100
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)	—	—	(6)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(62)	—	—	9	(53)
Repurchases of common stock	—	—	—	—	—	(3)	(850)	(850)
Stock-based compensation	—	—	227	—	—	—	—	227
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended June 4, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	2,377	—	—	—	2,377
Other comprehensive income (loss), net of taxes	—	—	—	—	37	—	—	37
Re-issuance of treasury stock under stock compensation plans	—	—	—	(450)	—	2	57	(393)
Repurchases of common stock	—	—	—	—	—	(4)	(1,950)	(1,950)
Stock-based compensation	—	—	520	—	—	—	—	520
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852

	Six Months Ended May 29, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	2,055	—	—	—	2,055
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)	—	—	(7)
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(456)	—	2	81	(431)
Repurchases of common stock	—	—	—	—	—	(5)	(1,700)	(1,700)
Stock-based compensation	—	—	444	—	—	—	—	444
Value of shares in deferred compensation plan	—	—	—	—	—	—	(10)	(10)
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 4, 2021	May 29, 2020
Cash flows from operating activities:
Net income	$2,377	$2,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	390	376
Stock-based compensation	520	444
Reduction of operating lease right-of-use assets	33	42
Deferred income taxes	210	(265)
Unrealized losses (gains) on investments, net	(7)	5
Other non-cash items	5	16
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(39)	155
Prepaid expenses and other assets	(258)	(303)
Trade payables	(1)	80
Accrued expenses and other liabilities	87	(58)
Income taxes payable	(26)	2
Deferred revenue	469	(40)
Net cash provided by operating activities	3,760	2,509
Cash flows from investing activities:
Purchases of short-term investments	(639)	(263)
Maturities of short-term investments	521	417
Proceeds from sales of short-term investments	104	70
Acquisitions, net of cash acquired	(1,470)	—
Purchases of property and equipment	(154)	(190)
Purchases of long-term investments, intangibles and other assets	(27)	(6)
Proceeds from sale of long-term investments and other assets	—	4
Net cash provided by (used for) investing activities	(1,665)	32
Cash flows from financing activities:
Repurchases of common stock	(1,950)	(1,700)
Proceeds from re-issuance of treasury stock	87	89
Taxes paid related to net share settlement of equity awards	(480)	(521)
Proceeds from issuance of debt	—	3,144
Repayment of debt	—	(3,150)
Other financing activities, net	19	4
Net cash used for financing activities	(2,324)	(2,134)
Effect of foreign currency exchange rates on cash and cash equivalents	1	(13)
Net increase (decrease) in cash and cash equivalents	(228)	394
Cash and cash equivalents at beginning of period	4,478	2,650
Cash and cash equivalents at end of period	$4,250	$3,044
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$277	$116
Cash paid for interest	$50	$38

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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for the six months ended June 4, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Recent Accounting Pronouncements Not Yet Effective
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 4, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended June 4, 2021 and May 29, 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended June 4, 2021
Revenue	$2,787	$938	$110	$3,835
Cost of revenue	99	319	26	444
Gross profit	$2,688	$619	$84	$3,391
Gross profit as a percentage of revenue	96%	66%	76%	88%
Three months ended May 29, 2020
Revenue	$2,232	$774	$122	$3,128
Cost of revenue	84	275	56	415
Gross profit	$2,148	$499	$66	$2,713
Gross profit as a percentage of revenue	96%	64%	54%	87%
Our segment results for the six months ended June 4, 2021 and May 29, 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Six months ended June 4, 2021
Revenue	$5,646	$1,872	$222	$7,740
Cost of revenue	197	638	56	891
Gross profit	$5,449	$1,234	$166	$6,849
Gross profit as a percentage of revenue	97%	66%	75%	88%
Six months ended May 29, 2020
Revenue	$4,401	$1,527	$291	$6,219
Cost of revenue	171	552	144	867
Gross profit	$4,230	$975	$147	$5,352
Gross profit as a percentage of revenue	96%	64%	51%	86%
Revenue by geographic area for the three and six months ended June 4, 2021 and May 29, 2020 were as follows:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Americas	$2,185	$1,811	$4,409	$3,608
EMEA	1,026	825	2,078	1,642
APAC	624	492	1,253	969
Total	$3,835	$3,128	$7,740	$6,219

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended June 4, 2021 and May 29, 2020 were as follows:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Creative Cloud	$2,318	$1,872	$4,697	$3,690
Document Cloud	469	360	949	711
Total	$2,787	$2,232	$5,646	$4,401
Subscription revenue by segment for the three and six months ended June 4, 2021 and May 29, 2020 were as follows:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Digital Media	$2,668	$2,135	$5,399	$4,193
Digital Experience	817	656	1,629	1,295
Publishing and Advertising	35	40	76	75
Total	$3,520	$2,831	$7,104	$5,563
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of June 4, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.48 billion, inclusive of unbilled receivables of $100 million. As of November 27, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.40 billion, inclusive of unbilled receivables of $84 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $19 million and $21 million as of June 4, 2021 and November 27, 2020, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended June 4, 2021. Contract assets were $68 million and $81 million as of June 4, 2021 and November 27, 2020, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of June 4, 2021, the balance of deferred revenue was $4.28 billion, which includes $39 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of November 27, 2020, the balance of deferred revenue was $3.76 billion. During the three and six months ended June 4, 2021, approximately $996 million and $2.70 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 27, 2020.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 4, 2021, remaining performance obligations were approximately $12.23 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $587 million and $530 million as of June 4, 2021 and November 27, 2020, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $118 million and $127 million as of June 4, 2021 and November 27, 2020, respectively.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income.
Cash, cash equivalents and short-term investments consisted of the following as of June 4, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$659	$—	$—	$659
Cash equivalents:
Corporate debt securities	14	—	—	14
Money market mutual funds	3,432	—	—	3,432
Time deposits	145	—	—	145
Total cash equivalents	3,591	—	—	3,591
Total cash and cash equivalents	4,250	—	—	4,250
Short-term fixed income securities:
Asset-backed securities	109	—	—	109
Corporate debt securities	1,379	6	—	1,385
Municipal securities	24	—	—	24
Total short-term investments	1,512	6	—	1,518
Total cash, cash equivalents and short-term investments	$5,762	$6	$—	$5,768
Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$849	$—	$—	$849
Cash equivalents:
Corporate debt securities	28	—	—	28
Money market mutual funds	3,483	—	—	3,483
Time deposits	118	—	—	118
Total cash equivalents	3,629	—	—	3,629
Total cash and cash equivalents	4,478	—	—	4,478
Short-term fixed income securities:
Asset-backed securities	105	1	—	106
Corporate debt securities	1,378	8	—	1,386
Foreign government securities	3	—	—	3
Municipal securities	19	—	—	19
Total short-term investments	1,505	9	—	1,514
Total cash, cash equivalents and short-term investments	$5,983	$9	$—	$5,992

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 4, 2021:

(in millions)	Estimated Fair Value
Due within one year	$760
Due between one and two years	452
Due between two and three years	283
Due after three years	23
Total	$1,518

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended June 4, 2021, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at June 4, 2021 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$14	$—	$14	$—
Money market mutual funds	3,432	3,432	—	—
Time deposits	145	145	—	—
Short-term investments:
Asset-backed securities	109	—	109	—
Corporate debt securities	1,385	—	1,385	—
Municipal securities	24	—	24	—
Prepaid expenses and other current assets:
Foreign currency derivatives	37	—	37	—
Other assets:
Deferred compensation plan assets	143	5	138	—
Total assets	$5,289	$3,582	$1,707	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$5	$—	$5	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.35 billion as of June 4, 2021, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of June 4, 2021, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $23 million of losses are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $4 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of June 4, 2021 and November 27, 2020 were as follows:

(in millions)	2021		2020
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$31	$—	$12	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	6	5	3	4
Total derivatives	$37	$5	$15	$4
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 4, 2021 and May 29, 2020 were not material.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The effects of derivative instruments on our condensed consolidated statements of income for the three and six months ended June 4, 2021 and May 29, 2020 were primarily associated with foreign exchange option contracts. For the three and six months ended June 4, 2021, we reclassified $11 million and $21 million of net loss, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and six months ended May 29, 2020, we reclassified $5 million and $12 million of net gain, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of June 4, 2021 and November 27, 2020 was $11.86 billion and $10.74 billion, respectively. The increase was primarily due to our acquisition of Workfront in the first quarter of fiscal 2021.
During the second quarter of fiscal 2021, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount.
Other intangible assets subject to amortization as of June 4, 2021 and November 27, 2020 were as follows:

(in millions)	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,236	$(341)	$895	$958	$(289)	$669
Purchased technology	771	(332)	439	756	(347)	409
Trademarks	393	(126)	267	384	(122)	262
Other	108	(68)	40	84	(65)	19
Other intangibles, net	$2,508	$(867)	$1,641	$2,182	$(823)	$1,359
During the six months ended June 4, 2021, other intangibles increased primarily due to identifiable intangible assets acquired through Workfront.
Amortization expense related to other intangibles was $88 million and $178 million for the three and six months ended June 4, 2021, respectively. Comparatively, amortization expense related other intangible assets was $92 million and $189 million for the three and six months ended May 29, 2020, respectively. Of these amounts, $44 million and $89 million were included in cost of revenue for the three and six months ended June 4, 2021, respectively, and $52 million and $107 million were included in cost of revenue for the three and six months ended May 29, 2020, respectively.
As of June 4, 2021, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2021	$165
2022	313
2023	282
2024	238
2025	217
Thereafter	426
Total expected amortization expense	$1,641

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of June 4, 2021 and November 27, 2020 consisted of the following:

(in millions)	2021	2020
Accrued compensation and benefits	$571	$375
Accrued bonuses	228	330
Refund liabilities	118	127
Accrued corporate marketing	129	134
Taxes payable	100	95
Accrued hosting fees	33	66
Royalties payable	36	34
Accrued interest expense	34	32
Other	289	229
Accrued expenses	$1,538	$1,422
Other includes accrued media costs and general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended June 4, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	7.0	$285.69
Awarded	2.8	$473.69
Released	(2.3)	$261.70
Forfeited	(0.3)	$322.65
Ending outstanding balance	7.2	$365.95	$3,635

Expected to vest	6.5	$362.62	$3,291
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 4, 2021 of $504.50.
The total fair value of restricted stock units vested during the six months ended June 4, 2021 was $1.10 billion.
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
As of June 4, 2021, the shares awarded under our 2021, 2020 and 2019 Performance Share Programs remain outstanding and are yet to be achieved.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the six months ended June 4, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.7	$333.85
Awarded	0.4	$325.24
Achieved	(0.4)	$218.55
Forfeited	(0.1)	$371.55
Ending outstanding balance	0.6	$408.67	$314

Expected to vest	0.6	$404.16	$281
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 4, 2021 of $504.50.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares achieved during the six months ended June 4, 2021 resulted from 200% achievement of target for the 2018 Performance Share Program, as certified by the Executive Compensation Committee in the first quarter of fiscal 2021. Shares awarded during the six months ended June 4, 2021 include 0.2 million additional shares awarded for the final achievement of the 2018 Performance Share Program. The remaining awarded shares were for the 2021 Performance Share Program.
The total fair value of performance shares achieved during the six months ended June 4, 2021 was $212 million.
Employee Stock Purchase Plan
Employees purchased 0.4 million shares at an average price of $241.52 and 0.4 million shares at an average price of $196.45 for the six months ended June 4, 2021 and May 29, 2020, respectively. The intrinsic value of shares purchased during the six months ended June 4, 2021 and May 29, 2020 was $93 million and $56 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of June 4, 2021, there was $2.34 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.36 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended June 4, 2021 and May 29, 2020 were as follows:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Cost of revenue	$17	$17	$34	$32
Research and development	132	116	267	226
Sales and marketing	73	65	146	130
General and administrative	38	29	94	56
Total	$260	$227	$541	$444

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 27, 2020	Increase / Decrease	Reclassification Adjustments		June 4, 2021
Unrealized gains on available-for-sale securities	$6	$(3)	$—	(1)	$3
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(60)	(10)	24	(2)	(46)
Cumulative foreign currency translation adjustments	(104)	26	—		(78)
Total accumulated other comprehensive income (loss), net of taxes	$(158)	$13	$24		$(121)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and six months ended June 4, 2021 and May 29, 2020 were not material.
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
During the six months ended June 4, 2021 and May 29, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.95 billion and $1.7 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the six months ended June 4, 2021, we repurchased approximately 3.9 million shares at an average price of $478.58 through structured repurchase agreements entered into during fiscal 2020 and the six months ended June 4, 2021. During the six months ended May 29, 2020 we repurchased approximately 5.0 million shares at an average price of $332.31 through structured repurchase agreements entered into during fiscal 2019 and the six months ended May 29, 2020.
For the six months ended June 4, 2021, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by June 4, 2021 were excluded from the computation of net income per share. As of June 4, 2021, $333 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to June 4, 2021, as part of both the May 2018 and December 2020 stock repurchase authorities, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $14.1 billion remains under our December 2020 authority and there is no remaining balance under our May 2018 authority.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 4, 2021 and May 29, 2020:

	Three Months		Six Months
(in millions, except per share data)	2021	2020	2021	2020
Net income	$1,116	$1,100	$2,377	$2,055

Shares used to compute basic net income per share	477.8	481.5	478.3	481.9
Dilutive potential common shares from stock plans and programs	3.0	3.3	3.6	4.4
Shares used to compute diluted net income per share	480.8	484.8	481.9	486.3

Basic net income per share	$2.34	$2.28	$4.97	$4.26
Diluted net income per share	$2.32	$2.27	$4.93	$4.23

Anti-dilutive potential common shares	0.2	0.6	0.2	0.4
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
All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.
In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by the resolution of one or more of these counter-claims.
NOTE 14.  DEBT
The carrying values of our borrowings as of June 4, 2021 and November 27, 2020 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2021	2020
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Unamortized discount and debt issuance costs				(30)	(33)
Carrying value of long-term debt				$4,120	$4,117
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1.
Based on quoted prices in inactive markets, the total fair value of our outstanding senior notes was $4.35 billion as of June 4, 2021.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of June 4, 2021, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of June 4, 2021, there were no outstanding borrowings under this Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2020. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2021, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
As part of our Creative Cloud and Document Cloud strategies, we utilize a data-driven operating model (“DDOM”) and our Adobe Experience Cloud solutions to raise awareness of our products, drive new customer acquisition, engagement and retention, and optimize customer journeys. As a result, we observed strong growth in Digital Media revenue during the second quarter of fiscal 2021.
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue, unbilled backlog and remaining performance obligations as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting the second quarter of fiscal 2021 was $9.53 billion, up from $8.78 billion at the end of fiscal 2020. Document Cloud ARR exiting the second quarter of fiscal 2021 was $1.68 billion, up from $1.47 billion at the end of fiscal 2020. Total Digital Media ARR grew to $11.21 billion at the end of the second quarter of fiscal 2021, up from $10.26 billion at the end of fiscal 2020.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2021 was $2.32 billion, up from $1.87 billion in the second quarter of fiscal 2020, representing 24% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2021 was $469 million, up from $360 million in the second quarter of fiscal 2020, representing 30% year-over-year growth. Total Digital Media segment revenue grew to $2.79 billion in the second quarter of fiscal 2021, up from $2.23 billion in the second quarter of fiscal 2020, representing 25% year-over-year growth driven by strong net new user growth.
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
Adobe Experience Cloud is focused on delivering solutions for our enterprise customers across the following strategic growth pillars:
•Data insights and audiences. Our solutions deliver real-time customer profiles and intelligence across the customer journey. Our offerings include Adobe Experience Platform, Adobe Analytics, Adobe Audience Manager, Customer Journey Analytics, Real-time Customer Data Platform and Intelligent Services.
•Content and commerce. Our solutions help customers manage, deliver, test, target and optimize content delivery and enable shopping experiences that scale from mid-market to enterprise businesses. Our offerings include Adobe Experience Manager and Adobe Commerce.
•Customer journeys. Our solutions help businesses manage, personalize and orchestrate campaigns and customer journeys across B2E use cases. Our offerings include Adobe Target, Adobe Campaign, Marketo Engage, Journey Optimizer and Journey Orchestration.
•Marketing workflow. Our solution is powered by Workfront, a leading workflow platform. Workfront helps customers orchestrate content creation and campaign workflows across marketing and creative teams.
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
Digital Experience revenue for all fiscal years presented has been updated to reflect the Advertising Cloud segment move in the fourth quarter of fiscal 2020. Digital Experience revenue was $938 million in the second quarter of fiscal 2021, up from $774 million in the second quarter of fiscal 2020, representing 21% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $817 million in the second quarter of fiscal 2021 from $656 million in the second quarter of fiscal 2020, representing 25% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue was revenue associated with Workfront’s workflow platform offerings. We expect that the addition of Workfront, and continued demand across our portfolio of Digital Experience solutions, will drive revenue growth in future years.
COVID-19 UPDATE
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments implemented public health measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. We took action to direct our teams to work from home, suspend travel and replace in-person events with digital events.

As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We carefully assess, and reassess, conditions on a case-by-case basis to determine when employees can safely return to our offices, and as a result have reopened our offices in Australia and parts of Asia which have seen sustained low infection rates. As we gradually reopen U.S. offices, including our San Jose headquarters which we plan to partially reopen in the third quarter of fiscal 2021, we will implement our reimagined framework for the future of work at Adobe, which is rooted in a flexible and hybrid model enabled by a digital-first mindset. With different regions recovering at different rates, we continue to evaluate our plans to reopen our facilities and resume business travel for our employees.
During the pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions and accelerated the tailwinds that benefit our business, which has contributed to our continued growth year over year. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the duration of the pandemic and the broader implications of the macro-economic recovery on our business remain uncertain. See Risk Factors for further discussion of the possible impact of the pandemic on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 4, 2021, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2020.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $11.21 billion as of June 4, 2021 increased by $953 million, or 9%, from $10.26 billion as of November 27, 2020. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended June 4, 2021 of $2.32 billion increased by $446 million, or 24%, compared to the year-ago period. Document Cloud revenue during the three months ended June 4, 2021 of $469 million increased by $109 million, or 30%, compared to the year-ago period. The increases were primarily due to the increase in subscription revenue associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $938 million during the three months ended June 4, 2021 increased by $164 million, or 21%, compared to the year-ago period. The increase was primarily due to the increase in subscription revenue across our offerings, including from our Workfront acquisition.

•Remaining performance obligations of $12.23 billion as of June 4, 2021 increased by $889 million, or 8%, from $11.34 billion as of November 27, 2020 primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings, as well as impacts from our Workfront acquisition.
•Cost of revenue of $444 million during the three months ended June 4, 2021 increased by $29 million, or 7%, compared to the year-ago period primarily due to increases in hosting services and data center costs, partially offset by decreases in Advertising Cloud media costs.
•Operating expenses of $1.99 billion during the three months ended June 4, 2021 increased by $288 million, or 17%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Net income of $1.12 billion during the three months ended June 4, 2021 increased by $16 million, or 1%, compared to the year-ago period primarily due to increases in revenue, offset in part by increases in provision for income taxes, in part due to the non-recurring benefit in the year-ago period resulting from intra-entity transfers of certain intellectual property rights, and operating expenses.
•Cash flows from operations of $3.76 billion during the six months ended June 4, 2021 increased by $1.25 billion, or 50%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items and increases in deferred revenue.
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
Revenue for the Three and Six Months Ended June 4, 2021 and May 29, 2020
Revenue for the six months ended June 4, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Subscription	$3,520	$2,831	24%	$7,104	$5,563	28%
Percentage of total revenue	92%	91%		92%	90%
Product	153	128	20%	308	271	14%
Percentage of total revenue	4%	4%		4%	4%
Services and other	162	169	(4)%	328	385	(15)%
Percentage of total revenue	4%	5%		4%	6%
Total revenue	$3,835	$3,128	23%	$7,740	$6,219	24%
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

We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and six months ended June 4, 2021 and May 29, 2020 is as follows:

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Digital Media	$2,668	$2,135	25%	$5,399	$4,193	29%
Digital Experience	817	656	25%	1,629	1,295	26%
Publishing and Advertising	35	40	(13)%	76	75	1%
Total subscription revenue	$3,520	$2,831	24%	$7,104	$5,563	28%
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
Segment Information

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Digital Media	$2,787	$2,232	25%	$5,646	$4,401	28%
Percentage of total revenue	73%	71%		73%	71%
Digital Experience	938	774	21%	1,872	1,527	23%
Percentage of total revenue	24%	25%		24%	24%
Publishing and Advertising	110	122	(10)%	222	291	(24)%
Percentage of total revenue	3%	4%		3%	5%
Total revenue	$3,835	$3,128	23%	$7,740	$6,219	24%

Digital Media
Revenue from Digital Media increased $555 million and $1.25 billion during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and expanding subscription base.
Digital Experience
Revenue from Digital Experience increased $164 million and $345 million during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to increases in subscription revenue across our offerings, including from our Workfront acquisition.

Geographical Information

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Americas	$2,185	$1,811	21%	$4,409	$3,608	22%
Percentage of total revenue	57%	58%		57%	58%
EMEA	1,026	825	24%	2,078	1,642	27%
Percentage of total revenue	27%	26%		27%	26%
APAC	624	492	27%	1,253	969	29%
Percentage of total revenue	16%	16%		16%	16%
Total revenue	$3,835	$3,128	23%	$7,740	$6,219	24%

Overall revenue during the three and six months ended June 4, 2021 increased in all geographic regions as compared to the three and six months ended May 29, 2020 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and six months ended June 4, 2021, the U.S. Dollar primarily weakened against EMEA and APAC currencies as compared to the year-ago periods, which increased revenue in U.S. Dollar equivalents by $94 million and $156 million, respectively. For the three and six months ended June 4, 2021, the foreign currency impacts to revenue were offset in part by net hedging losses from our cash flow hedging program of $11 million and $21 million, respectively.
Cost of Revenue for the Three and Six Months Ended June 4, 2021 and May 29, 2020

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Subscription	$328	$269	22%	$652	$543	20%
Percentage of total revenue	9%	9%		8%	9%
Product	9	9	—%	19	16	19%
Percentage of total revenue	*	*		*	*
Services and other	107	137	(22)%	220	308	(29)%
Percentage of total revenue	3%	4%		3%	5%
Total cost of revenue	$444	$415	7%	$891	$867	3%
_________________________________________
(*)    Percentage is less than 1%.
Subscription
Cost of subscription revenue consists of third-party hosting services and data center costs, including expenses related to operating our network infrastructure. Cost of subscription revenue also includes compensation costs associated with network operations, implementation, account management and technical support personnel, royalty fees, software costs and amortization of certain intangible assets.

Cost of subscription revenue increased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Hosting services and data center costs	11%	11%
Base compensation and related benefits associated with headcount	4	6
Incentive compensation, cash and stock-based	4	2
Royalty costs	3	2
Amortization of intangibles	(1)	(1)
Various individually insignificant items	1	—
Total change	22%	20%
Product
Cost of product revenue is primarily comprised of third-party royalties, amortization of certain intangible assets, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs. Cost of services and other also includes media costs related to impressions purchased from third-party ad inventory sources for our transaction-based Adobe Advertising Cloud offerings.
Cost of services and other revenue decreased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to decreases in media costs associated with the discontinuation of our transaction-based Advertising Cloud offerings beginning in the second quarter of fiscal 2020.
Operating Expenses for the Three and Six Months Ended June 4, 2021 and May 29, 2020

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Research and development	$612	$532	15%	$1,232	$1,064	16%
Percentage of total revenue	16%	17%		16%	17%
Sales and marketing	1,073	901	19%	2,122	1,758	21%
Percentage of total revenue	28%	29%		27%	28%
General and administrative	256	224	14%	546	495	10%
Percentage of total revenue	7%	7%		7%	8%
Amortization of intangibles	44	40	10%	89	82	9%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$1,985	$1,697	17%	$3,989	$3,399	17%

Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Incentive compensation, cash and stock-based	8%	11%
Base compensation and related benefits associated with headcount	5	4
Various individually insignificant items	2	1
Total change	15%	16%
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation costs, amortization of contract acquisition costs, including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and events, public relations and other market development programs.
Sales and marketing expenses increased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Marketing spend related to campaigns, events and overall marketing efforts	11%	12%
Incentive compensation, cash and stock-based	5	6
Base compensation and related benefits associated with headcount	3	3
Transaction fees	2	2
Various individually insignificant items	(2)	(2)
Total change	19%	21%
General and Administrative
General and administrative expenses consist primarily of compensation and contracted costs, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, charitable contributions and various forms of insurance.

General and administrative expenses increased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Incentive compensation, cash and stock-based	8%	12%
Base compensation and related benefits associated with headcount	4	3
Bad debt expense	(7)	(3)
Software licenses	4	2
Charges related to cancellation of corporate events, net of recoveries	3	(5)
Various individually insignificant items	2	1
Total change	14%	10%
Bad debt expense decreased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020 primarily due to improved macroeconomic conditions.
During fiscal 2020, we recorded net charges related to the cancellation of our corporate events due to concerns over the pandemic. Certain of these charges were reversed as we successfully negotiated the right to apply certain commitments to other events.
Amortization of Intangibles
Amortization expenses increased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020, primarily due to amortization expense associated with intangible assets purchased through our acquisition of Workfront. The increase in amortization expense is offset in part by certain intangible assets from previous acquisitions, including Marketo and Omniture, becoming fully amortized in fiscal 2020.
Non-Operating Income (Expense), Net for the Three and Six Months Ended June 4, 2021 and May 29, 2020

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Interest expense	$(28)	$(28)	—%	$(58)	$(61)	(5)%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	8	—	**	13	(3)	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	—	12	**	4	30	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(20)	$(16)	**	$(41)	$(34)	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1.
Interest expense decreased during the six months ended June 4, 2021 as compared to the six months ended May 29, 2020 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.
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
Other income (expense), net decreased during the three and six months ended June 4, 2021 as compared to the three and six months ended May 29, 2020, primarily due to decreases in interest income driven by lower average interest rates.
Provision for (Benefit from) Income Taxes for the Three and Six Months Ended June 4, 2021 and May 29, 2020

(dollars in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Provision for (benefit from) income taxes	$270	$(100)	**	$442	$(136)	**
Percentage of total revenue	7%	(3)%		6%	(2)%
Effective tax rate	20%	(10)%		16%	(7)%
_________________________________________
(**)    Percentage is not meaningful.
Our effective tax rates increased by approximately 30 percentage points and 23 percentage points for the three and six months ended June 4, 2021, respectively, as compared to the three and six months ended May 29, 2020. The higher effective tax rates were primarily due to the one-time tax benefit recognized during the three and six months ended May 29, 2020 as a result of the change in our corporate tax trading structure completed in the prior year, and the corresponding change in geographic mix of international income during the three and six months ended June 4, 2021.
Our effective tax rates for the three and six months ended June 4, 2021 were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $302 million as of June 4, 2021 and is primarily attributable to certain state credits and foreign intangible assets.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $250 million and $175 million as of June 4, 2021 and May 29, 2020, respectively. If the total unrecognized tax benefits at June 4, 2021 and May 29, 2020 were recognized, $181 million and $114 million would decrease the respective effective tax rates.
As of June 4, 2021 and May 29, 2020, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $24 million for both periods. These amounts were included in long-term income taxes payable in their respective years.
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

In addition, in the U.S. and other countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	June 4, 2021	November 27, 2020
Cash and cash equivalents	$4,250	$4,478
Short-term investments	$1,518	$1,514
Working capital	$1,933	$2,634
Stockholders’ equity	$13,852	$13,264
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 4, 2021	May 29, 2020
Net cash provided by operating activities	$3,760	$2,509
Net cash provided by (used for) investing activities	(1,665)	32
Net cash used for financing activities	(2,324)	(2,134)
Effect of foreign currency exchange rates on cash and cash equivalents	1	(13)
Net increase (decrease) in cash and cash equivalents	$(228)	$394
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.76 billion for the six months ended June 4, 2021 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with increases in deferred revenue driven by Digital Experience and Digital Media offerings. The primary working capital uses of cash were due to increases in prepaid expenses and other assets driven by sales commissions paid and capitalized and increases in prepaid payroll related to employee benefits.
Cash Flows from Investing Activities
Net cash used for investing activities of $1.67 billion for the six months ended June 4, 2021 was primarily due to our acquisition of Workfront and ongoing capital expenditures. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Workfront.

Cash Flows from Financing Activities
Net cash used for financing activities of $2.32 billion for the six months ended June 4, 2021 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, which were offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of June 4, 2021 consisted of asset backed securities, corporate debt securities, money market mutual funds, municipal securities and time deposits. We use professional investment management firms to manage a large portion of our invested cash.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of June 4, 2021, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of June 4, 2021, we have $4.15 billion senior notes outstanding. The senior notes rank equally with our other unsecured and unsubordinated indebtedness. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
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
During the six months ended June 4, 2021 and May 29, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.95 billion and $1.7 billion, respectively.
During the six months ended June 4, 2021, we repurchased approximately 3.9 million shares at an average price of $478.58 through structured repurchase agreements entered into during fiscal 2020 and the six months ended June 4, 2021. During the six months ended May 29, 2020, we repurchased approximately 5.0 million shares at an average price of $332.31 through structured repurchase agreements entered into during fiscal 2019 and the six months ended May 29, 2020.
As of June 4, 2021, $333 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to June 4, 2021, as part of both the May 2018 and December 2020 stock repurchase authorities, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $14.1 billion remains under our December 2020 authority and there is no remaining balance under our May 2018 authority.
See Note 11 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of June 4, 2021 consist of our senior notes and obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the six months ended June 4, 2021. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
As of June 4, 2021, the carrying value of our senior notes was $4.12 billion. Interest is payable semi-annually, in arrears, on February 1 and August 1. At June 4, 2021, our maximum commitment for interest payments was $564 million for the remaining duration of our outstanding senior notes.
Covenants
As of June 4, 2021, we were in compliance with all covenants. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $353 million as of June 4, 2021 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended June 4, 2021, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2020.

ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 4, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 4, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results; the duration and extent to which this will impact our future results remain uncertain. Due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods. If the pandemic has a substantial impact on our employees’, partners’ or customers’ businesses and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the pandemic may persist for an indefinite period, including in specific regions of the world or sectors of the economy, even after the pandemic has subsided.
As a result of the pandemic, we have temporarily closed certain Adobe offices and have implemented certain travel restrictions. This global work-from-home operating environment has caused strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including our future operating results. As long as the pandemic continues, our employees may be exposed to health risks. We have begun the process of reopening certain of our offices. Our efforts to re-open our offices safely may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and will involve additional financial burdens. In particular, as our offices reopen we plan to offer a significant percentage of our employees the flexibility in the amount of time they work in an office. This may present risks for our real estate portfolio and strategy and may present operational and workplace culture challenges that may adversely affect our business.
We have shifted our in-person customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic initially affected the rate of IT spending and may in the future adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Global and regional macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control, and COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, and may also delay the provisioning of our offerings. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains) resulting in additional preventive measures to contain or mitigate the spread of the virus, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results and our business.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic and the resulting shift to more frequent work-from-home arrangements for a larger population of employees and contractors even as we return many employees to their offices.. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
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
We spend substantial time and expense on our sales efforts without assurance that potential customers will ultimately purchase our solutions. Further, restrictions in place for the COVID-19 pandemic have resulted and could continue to result in our inability to negotiate in person, even as we return many employees to their offices. As we target our sales efforts at larger enterprise customers, these trends are expected to continue and could have a greater impact on our results of operations. Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.  Our extended sales cycle for these products and services makes it difficult to predict when a given sales cycle will close.
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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets, including as a result of the COVID-19 pandemic, which has and may continue to affect certain sectors of the economy disproportionately. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
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
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board environmental metrics.
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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations, and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, and new and emerging state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (and the recently passed California Privacy Rights Act)

and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic nature of these laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of recent judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. We are closely monitoring other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the European Union (including the recent issuance of updated Model Clauses) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The invalidation of Privacy Shield and the open questions related to the validity of Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (i.e., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could impact our business, financial condition and results of operations, in those jurisdictions.
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
Such changes in accounting principles may have an adverse effect on our business, financial position and results of operations, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
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
In addition, in the U.S. and other countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices, application of tax rules and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.

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
A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and derivative programs. Any of these events would likely harm our business, financial condition and results of operations.
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of June 4, 2021 consisted of asset backed securities, corporate debt securities, money market mutual funds, municipal securities and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 4, 2021, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 4, 2021. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$16,416
March 6, 2021—April 2, 2021
Shares repurchased	0.7	$451.34	0.7	$(317)
April 3, 2021—April 30, 2021
Shares repurchased	0.7	$493.22	0.7	$(333)	(2)
May 1, 2021—June 4, 2021
Shares repurchased	0.7	$493.43	0.7	$(333)	(2)

Total	2.1		2.1	$15,433
_________________________________________
(1)In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021. In December 2020, the Board of Directors granted us additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024. As of June 4, 2021, $100 million remains under the May 2018 authority and we have not drawn from the December 2020 repurchase authority.
(2)In March 2021, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of June 4, 2021, approximately $333 million of the prepayment remained under this agreement.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	10/9/18	3.2	000-15175

10.1	2019 Equity Incentive Plan, as amended*	8-K	4/22/21	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ JOHN MURPHY
John Murphy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 30, 2021

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Adobe
Adobe Experience Cloud
Behance
Creative Cloud
Document Cloud
Marketo
Reader
Workfront

All other trademarks are the property of their respective owners.