Form 10-Q
period 2021-09-03
ADOBE INC.
filed 2021-09-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of September 24, 2021, 475.8 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 3, 2021	November 27, 2020
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,623	$4,478
Short-term investments	1,541	1,514
Trade receivables, net of allowances for doubtful accounts of $17 and $21, respectively	1,545	1,398
Prepaid expenses and other current assets	910	756
Total current assets	8,619	8,146
Property and equipment, net	1,629	1,517
Operating lease right-of-use assets, net	452	487
Goodwill	11,838	10,742
Other intangibles, net	1,557	1,359
Deferred income taxes	1,190	1,370
Other assets	859	663
Total assets	$26,144	$24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$331	$306
Accrued expenses	1,450	1,422
Deferred revenue	4,243	3,629
Income taxes payable	70	63
Operating lease liabilities	97	92
Total current liabilities	6,191	5,512
Long-term liabilities:
Debt	4,122	4,117
Deferred revenue	142	130
Income taxes payable	533	529
Deferred income taxes	7	10
Operating lease liabilities	466	499
Other liabilities	269	223
Total liabilities	11,730	11,020
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 476 and 479 shares outstanding, respectively	—	—
Additional paid-in-capital	8,209	7,357
Retained earnings	22,750	19,611
Accumulated other comprehensive income (loss)	(131)	(158)
Treasury stock, at cost (125 and 122 shares, respectively)	(16,414)	(13,546)
Total stockholders’ equity	14,414	13,264
Total liabilities and stockholders’ equity	$26,144	$24,284
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 3, 2021	August 28, 2020	September 3, 2021	August 28, 2020
Revenue:
Subscription	$3,657	$2,948	$10,761	$8,511
Product	119	109	427	380
Services and other	159	168	487	553
Total revenue	3,935	3,225	11,675	9,444
Cost of revenue:
Subscription	344	282	996	825
Product	10	10	29	26
Services and other	113	135	333	443
Total cost of revenue	467	427	1,358	1,294
Gross profit	3,468	2,798	10,317	8,150
Operating expenses:
Research and development	651	566	1,883	1,630
Sales and marketing	1,068	892	3,190	2,650
General and administrative	265	230	811	725
Amortization of intangibles	43	41	132	123
Total operating expenses	2,027	1,729	6,016	5,128
Operating income	1,441	1,069	4,301	3,022
Non-operating income (expense):
Interest expense	(27)	(28)	(85)	(89)
Investment gains (losses), net	7	10	20	7
Other income (expense), net	(3)	9	1	39
Total non-operating income (expense), net	(23)	(9)	(64)	(43)
Income before income taxes	1,418	1,060	4,237	2,979
Provision for (benefit from) income taxes	206	105	648	(31)
Net income	$1,212	$955	$3,589	$3,010
Basic net income per share	$2.54	$1.99	$7.51	$6.25
Shares used to compute basic net income per share	477	480	478	481
Diluted net income per share	$2.52	$1.97	$7.45	$6.20
Shares used to compute diluted net income per share	481	485	481	486

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 3, 2021	August 28, 2020	September 3, 2021	August 28, 2020
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,212	$955	$3,589	$3,010
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(1)	1	(4)	8
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	—	(1)
Net increase (decrease) from available-for-sale securities	(1)	1	(4)	7
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	12	(33)	5	(31)
Reclassification adjustment for realized gains / losses on derivative instruments	5	2	26	(3)
Net increase (decrease) from derivatives designated as hedging instruments	17	(31)	31	(34)
Foreign currency translation adjustments	(26)	72	—	62
Other comprehensive income (loss), net of taxes	(10)	42	27	35
Total comprehensive income, net of taxes	$1,202	$997	$3,616	$3,045

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852
Net income	—	—	—	1,212	—	—	—	1,212
Other comprehensive income (loss), net of taxes	—	—	—	—	(10)	—	—	(10)
Re-issuance of treasury stock under stock compensation plans	—	—	52	—	—	1	29	81
Repurchases of common stock	—	—	—	—	—	(2)	(1,000)	(1,000)
Stock-based compensation	—	—	280	—	—	—	—	280
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at September 3, 2021	601	$—	$8,209	$22,750	$(131)	(125)	$(16,414)	$14,414

	Three Months Ended August 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 29, 2020	601	$—	$6,892	$16,428	$(195)	(121)	$(12,244)	$10,881
Net income	—	—	—	955	—	—	—	955
Other comprehensive income (loss), net of taxes	—	—	—	—	42	—	—	42
Re-issuance of treasury stock under stock compensation plans	—	—	71	—	—	1	32	103
Repurchases of common stock	—	—	—	—	—	(1)	(500)	(500)
Stock-based compensation	—	—	232	—	—	—	—	232
Balances at August 28, 2020	601	$—	$7,195	$17,383	$(153)	(121)	$(12,712)	$11,713

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended September 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	3,589	—	—	—	3,589
Other comprehensive income (loss), net of taxes	—	—	—	—	27	—	—	27
Re-issuance of treasury stock under stock compensation plans	—	—	52	(450)	—	3	86	(312)
Repurchases of common stock	—	—	—	—	—	(6)	(2,950)	(2,950)
Stock-based compensation	—	—	800	—	—	—	—	800
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at September 3, 2021	601	$—	$8,209	$22,750	$(131)	(125)	$(16,414)	$14,414

	Nine Months Ended August 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	3,010	—	—	—	3,010
Other comprehensive income (loss), net of taxes	—	—	—	—	35	—	—	35
Re-issuance of treasury stock under stock compensation plans	—	—	15	(456)	—	4	113	(328)
Repurchases of common stock	—	—	—	—	—	(7)	(2,200)	(2,200)
Stock-based compensation	—	—	676	—	—	—	—	676
Value of shares in deferred compensation plan	—	—	—	—	—	—	(10)	(10)
Balances at August 28, 2020	601	$—	$7,195	$17,383	$(153)	(121)	$(12,712)	$11,713

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 3, 2021	August 28, 2020
Cash flows from operating activities:
Net income	$3,589	$3,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	583	567
Stock-based compensation	800	676
Reduction of operating lease right-of-use assets	53	65
Deferred income taxes	120	(284)
Unrealized losses (gains) on investments, net	(11)	(4)
Other non-cash items	3	37
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(105)	187
Prepaid expenses and other assets	(423)	(281)
Trade payables	18	19
Accrued expenses and other liabilities	(47)	(15)
Income taxes payable	13	20
Deferred revenue	571	(52)
Net cash provided by operating activities	5,164	3,945
Cash flows from investing activities:
Purchases of short-term investments	(881)	(764)
Maturities of short-term investments	701	674
Proceeds from sales of short-term investments	138	123
Acquisitions, net of cash acquired	(1,470)	—
Purchases of property and equipment	(249)	(316)
Purchases of long-term investments, intangibles and other assets	(37)	(8)
Proceeds from sale of long-term investments and other assets	—	8
Net cash used for investing activities	(1,798)	(283)
Cash flows from financing activities:
Repurchases of common stock	(2,950)	(2,200)
Proceeds from re-issuance of treasury stock	290	270
Taxes paid related to net share settlement of equity awards	(602)	(599)
Proceeds from issuance of debt	—	3,144
Repayment of debt	—	(3,150)
Other financing activities, net	39	(13)
Net cash used for financing activities	(3,223)	(2,548)
Effect of foreign currency exchange rates on cash and cash equivalents	2	3
Net increase in cash and cash equivalents	145	1,117
Cash and cash equivalents at beginning of period	4,478	2,650
Cash and cash equivalents at end of period	$4,623	$3,767
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$589	$200
Cash paid for interest	$100	$88

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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for the nine months ended September 3, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
Recent Accounting Pronouncements Not Yet Effective
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 3, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended September 3, 2021 and August 28, 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended September 3, 2021
Revenue	$2,865	$985	$85	$3,935
Cost of revenue	106	334	27	467
Gross profit	$2,759	$651	$58	$3,468
Gross profit as a percentage of revenue	96%	66%	68%	88%
Three months ended August 28, 2020
Revenue	$2,337	$779	$109	$3,225
Cost of revenue	87	285	55	427
Gross profit	$2,250	$494	$54	$2,798
Gross profit as a percentage of revenue	96%	63%	50%	87%
Our segment results for the nine months ended September 3, 2021 and August 28, 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Nine months ended September 3, 2021
Revenue	$8,511	$2,857	$307	$11,675
Cost of revenue	303	972	83	1,358
Gross profit	$8,208	$1,885	$224	$10,317
Gross profit as a percentage of revenue	96%	66%	73%	88%
Nine months ended August 28, 2020
Revenue	$6,738	$2,306	$400	$9,444
Cost of revenue	258	837	199	1,294
Gross profit	$6,480	$1,469	$201	$8,150
Gross profit as a percentage of revenue	96%	64%	50%	86%

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by geographic area for the three and nine months ended September 3, 2021 and August 28, 2020 were as follows:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Americas	$2,242	$1,873	$6,651	$5,481
EMEA	1,061	851	3,139	2,493
APAC	632	501	1,885	1,470
Total	$3,935	$3,225	$11,675	$9,444
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended September 3, 2021 and August 28, 2020 were as follows:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Creative Cloud	$2,372	$1,962	$7,069	$5,652
Document Cloud	493	375	1,442	1,086
Total	$2,865	$2,337	$8,511	$6,738
Subscription revenue by segment for the three and nine months ended September 3, 2021 and August 28, 2020 were as follows:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Digital Media	$2,757	$2,240	$8,156	$6,433
Digital Experience	864	669	2,493	1,964
Publishing and Advertising	36	39	112	114
Total	$3,657	$2,948	$10,761	$8,511
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of September 3, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.55 billion, inclusive of unbilled receivables of $87 million. As of November 27, 2020, the balance of trade receivables, net of allowances for doubtful accounts, was $1.40 billion, inclusive of unbilled receivables of $84 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $17 million and $21 million as of September 3, 2021 and November 27, 2020, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended September 3, 2021. Contract assets were $80 million and $81 million as of September 3, 2021 and November 27, 2020, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of September 3, 2021, the balance of deferred revenue was $4.39 billion, which includes $30 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of November 27, 2020, the balance of deferred revenue was $3.76 billion. During the three and nine months ended September 3, 2021, approximately $611 million and $3.32 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 27, 2020.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 3, 2021, remaining performance obligations were approximately $12.63 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $610 million and $530 million as of September 3, 2021 and November 27, 2020, respectively.
As part of our revenue reserves, we record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $109 million and $127 million as of September 3, 2021 and November 27, 2020, respectively.
NOTE 3.  ACQUISITIONS
Frame.io
In August 2021, we entered into a definitive agreement under which we expect to acquire Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.28 billion. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of fiscal 2021. Following the closing, we intend to integrate Frame.io into our Digital Media reportable segment.
Workfront
On December 7, 2020, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion of cash consideration. During the first quarter of fiscal 2021, we began integrating Workfront into our Digital Experience reportable segment.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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

(in millions)	Amount	Useful Life (years)
Customer contracts and relationships	$290	10
Purchased technology	100	3
Backlog	40	2
Trademarks	30	5
Total identifiable intangible assets	460
Net liabilities assumed	(36)	N/A
Goodwill (1)	1,100	N/A
Total purchase price	$1,524
_________________________________________
(1)    Non-deductible for tax-purposes.
NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and unrealized non-credit-related losses of marketable debt securities are included in accumulated other comprehensive income, net of taxes, in our condensed consolidated balance sheets. Unrealized credit-related losses are recorded to other income (expense), net in our condensed consolidated statements of income with a corresponding allowance for credit-related losses in our condensed consolidated balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of September 3, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$716	$—	$—	$716
Cash equivalents:
Corporate debt securities	16	—	—	16
Money market funds	3,739	—	—	3,739
Time deposits	150	—	—	150
U.S. Treasury securities	2	—	—	2
Total cash equivalents	3,907	—	—	3,907
Total cash and cash equivalents	4,623	—	—	4,623
Short-term fixed income securities:
Asset-backed securities	120	—	—	120
Corporate debt securities	1,396	4	—	1,400
Municipal securities	21	—	—	21
Total short-term investments	1,537	4	—	1,541
Total cash, cash equivalents and short-term investments	$6,160	$4	$—	$6,164
Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$849	$—	$—	$849
Cash equivalents:
Corporate debt securities	28	—	—	28
Money market funds	3,483	—	—	3,483
Time deposits	118	—	—	118
Total cash equivalents	3,629	—	—	3,629
Total cash and cash equivalents	4,478	—	—	4,478
Short-term fixed income securities:
Asset-backed securities	105	1	—	106
Corporate debt securities	1,378	8	—	1,386
Foreign government securities	3	—	—	3
Municipal securities	19	—	—	19
Total short-term investments	1,505	9	—	1,514
Total cash, cash equivalents and short-term investments	$5,983	$9	$—	$5,992

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of September 3, 2021:

(in millions)	Estimated Fair Value
Due within one year	$798
Due between one and two years	452
Due between two and three years	280
Due after three years	11
Total	$1,541

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended September 3, 2021, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at September 3, 2021 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$16	$—	$16	$—
Money market funds	3,739	3,739	—	—
Time deposits	150	150	—	—
U.S. Treasury securities	2	—	2	—
Short-term investments:
Asset-backed securities	120	—	120	—
Corporate debt securities	1,400	—	1,400	—
Municipal securities	21	—	21	—
Prepaid expenses and other current assets:
Foreign currency derivatives	48	—	48	—
Other assets:
Deferred compensation plan assets	152	5	147	—
Total assets	$5,648	$3,894	$1,754	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$5	$—	$5	$—

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The fair value of our financial assets and liabilities at November 27, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$28	$—	$28	$—
Money market funds	3,483	3,483	—	—
Time deposits	118	118	—	—
Short-term investments:
Asset-backed securities	106	—	106	—
Corporate debt securities	1,386	—	1,386	—
Foreign government securities	3	—	3	—
Municipal securities	19	—	19	—
Prepaid expenses and other current assets:
Foreign currency derivatives	15	—	15	—
Other assets:
Deferred compensation plan assets	116	7	109	—
Total assets	$5,274	$3,608	$1,666	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—
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
The fair values of our money market funds and time deposits are based on the closing price of these assets as of the reporting date. We classify our money market funds and time deposits as Level 1.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our debt was $4.36 billion as of September 3, 2021, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
We may use derivatives to partially offset our business exposure to foreign currency and interest rate risk on expected future cash flows and certain existing assets and liabilities. We do not use any of our derivative instruments for trading purposes.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue. These foreign exchange contracts, carried at fair value, have maturities of up to 12 months.
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
As of September 3, 2021, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $5 million of losses are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $4 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of September 3, 2021 and November 27, 2020 were as follows:

(in millions)	2021		2020
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$44	$—	$12	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	4	5	3	4
Total derivatives	$48	$5	$15	$4
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 3, 2021 and August 28, 2020 were not material.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The effects of derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 3, 2021 and August 28, 2020 were primarily associated with foreign exchange option contracts. For the three and nine months ended September 3, 2021, we reclassified $5 million and $26 million of net loss, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and nine months ended August 28, 2020, we reclassified $1 million of net loss and $11 million of net gain, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of September 3, 2021 and November 27, 2020 was $11.84 billion and $10.74 billion, respectively. The increase was primarily due to our acquisition of Workfront in the first quarter of fiscal 2021. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any such events or changes in circumstances since the performance of our annual goodwill impairment test during the second quarter of fiscal 2021 that would require us to perform another goodwill impairment test.
Other intangible assets subject to amortization as of September 3, 2021 and November 27, 2020 were as follows:

(in millions)	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,233	$(370)	$863	$958	$(289)	$669
Purchased technology	730	(326)	404	756	(347)	409
Trademarks	372	(116)	256	384	(122)	262
Other	60	(26)	34	84	(65)	19
Other intangibles, net	$2,395	$(838)	$1,557	$2,182	$(823)	$1,359
During the nine months ended September 3, 2021, other intangibles increased primarily due to identifiable intangible assets acquired through Workfront, partially offset by certain other intangibles associated with our previous acquisitions that became fully amortized and were removed from the condensed consolidated balance sheets.
Amortization expense related to other intangibles was $83 million and $262 million for the three and nine months ended September 3, 2021, respectively. Comparatively, amortization expense related to other intangible assets was $92 million and $281 million for the three and nine months ended August 28, 2020, respectively. Of these amounts, $40 million and $130 million were included in cost of revenue for the three and nine months ended September 3, 2021, respectively, and $51 million and $158 million were included in cost of revenue for the three and nine months ended August 28, 2020, respectively.
As of September 3, 2021, we expect amortization expense in future periods to be as follows:

(in millions)	Other Intangibles
Remainder of 2021	$82
2022	313
2023	282
2024	238
2025	216
Thereafter	426
Total expected amortization expense	$1,557

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of September 3, 2021 and November 27, 2020 consisted of the following:

(in millions)	2021	2020
Accrued compensation and benefits	$410	$375
Accrued bonuses	342	330
Refund liabilities	109	127
Accrued corporate marketing	98	134
Taxes payable	102	95
Accrued hosting fees	38	66
Royalties payable	40	34
Accrued interest expense	9	32
Other	302	229
Accrued expenses	$1,450	$1,422
Other includes accrued media costs and general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 3, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	7.0	$285.69
Awarded	3.2	$487.17
Released	(2.9)	$264.98
Forfeited	(0.5)	$340.20
Ending outstanding balance	6.8	$384.92	$4,544

Expected to vest	6.2	$381.64	$4,143
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 3, 2021 of $666.59.
The total fair value of restricted stock units vested during the nine months ended September 3, 2021 was $1.45 billion.
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
As of September 3, 2021, the shares awarded under our 2021, 2020 and 2019 Performance Share Programs remain outstanding and are yet to be achieved.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the nine months ended September 3, 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.7	$333.85
Awarded	0.4	$325.24
Achieved	(0.4)	$218.55
Forfeited	(0.1)	$378.73
Ending outstanding balance	0.6	$408.58	$409

Expected to vest	0.6	$404.09	$373
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 3, 2021 of $666.59.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares achieved during the nine months ended September 3, 2021 resulted from 200% achievement of target for the 2018 Performance Share Program, as certified by the Executive Compensation Committee in the first quarter of fiscal 2021. Shares awarded during the nine months ended September 3, 2021 include 0.2 million additional shares awarded for the final achievement of the 2018 Performance Share Program. The remaining awarded shares were for the 2021 Performance Share Program.
The total fair value of performance shares achieved during the nine months ended September 3, 2021 was $212 million.
Employee Stock Purchase Plan
Employees purchased 1.0 million shares at an average price of $294.15 and 1.2 million shares at an average price of $218.37 for the nine months ended September 3, 2021 and August 28, 2020, respectively. The intrinsic value of shares purchased during the nine months ended September 3, 2021 and August 28, 2020 was $256 million and $216 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of September 3, 2021, there was $2.30 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.34 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended September 3, 2021 and August 28, 2020 were as follows:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Cost of revenue	$19	$14	$53	$46
Research and development	141	121	408	347
Sales and marketing	81	65	227	195
General and administrative	39	32	133	88
Total	$280	$232	$821	$676

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 27, 2020	Increase / Decrease	Reclassification Adjustments		September 3, 2021
Unrealized gains on available-for-sale securities	$6	$(4)	$—	(1)	$2
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(60)	5	26	(2)	(29)
Cumulative foreign currency translation adjustments	(104)	—	—		(104)
Total accumulated other comprehensive income (loss), net of taxes	$(158)	$1	$26		$(131)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended September 3, 2021 and August 28, 2020 were not material.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted authority to repurchase up to $8 billion in common stock, which we fully utilized during the nine months ended September 3, 2021. In December 2020, our Board of Directors granted additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
During the nine months ended September 3, 2021 and August 28, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.95 billion and $2.2 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount.
During the nine months ended September 3, 2021, we repurchased approximately 5.6 million shares at an average price of $508.52 through structured repurchase agreements entered into during fiscal 2020 and the nine months ended September 3, 2021. During the nine months ended August 28, 2020 we repurchased approximately 6.5 million shares at an average price of $350.72 through structured repurchase agreements entered into during fiscal 2019 and the nine months ended August 28, 2020.
For the nine months ended September 3, 2021, the prepayments were classified as treasury stock on our condensed consolidated balance sheets at the payment date, though only shares physically delivered to us by September 3, 2021 were excluded from the computation of net income per share. As of September 3, 2021, $334 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to September 3, 2021, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $13.1 billion remains under our December 2020 authority.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 3, 2021 and August 28, 2020:

	Three Months		Nine Months
(in millions, except per share data)	2021	2020	2021	2020
Net income	$1,212	$955	$3,589	$3,010

Shares used to compute basic net income per share	476.7	480.2	477.8	481.3
Dilutive potential common shares from stock plans and programs	4.0	4.7	3.7	4.5
Shares used to compute diluted net income per share	480.7	484.9	481.5	485.8

Basic net income per share	$2.54	$1.99	$7.51	$6.25
Diluted net income per share	$2.52	$1.97	$7.45	$6.20

Anti-dilutive potential common shares	0.1	—	0.1	0.4
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
NOTE 14.  DEBT
The carrying values of our borrowings as of September 3, 2021 and November 27, 2020 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2021	2020
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Unamortized discount and debt issuance costs				(28)	(33)
Carrying value of long-term debt				$4,122	$4,117
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
Based on quoted prices in inactive markets, the total fair value of our outstanding senior notes was $4.36 billion as of September 3, 2021.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of September 3, 2021, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of September 3, 2021, there were no outstanding borrowings under this Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2020, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2021, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
We continue to implement strategies that will accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new desktop and mobile applications, as well as targeted promotions and offers that attract past customers and potential users to experience and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.
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
As part of our Creative Cloud and Document Cloud strategies, we utilize a data-driven operating model (“DDOM”) and our Adobe Experience Cloud solutions to raise awareness of our products, drive new customer acquisition, engagement and retention, and optimize customer journeys. As a result, we observed strong growth in Digital Media revenue during the third quarter of fiscal 2021.
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
Creative ARR exiting the third quarter of fiscal 2021 was $9.87 billion, up from $8.78 billion at the end of fiscal 2020. Document Cloud ARR exiting the third quarter of fiscal 2021 was $1.79 billion, up from $1.47 billion at the end of fiscal 2020. Total Digital Media ARR grew to $11.67 billion at the end of the third quarter of fiscal 2021, up from $10.26 billion at the end of fiscal 2020.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2021 was $2.37 billion, up from $1.96 billion in the third quarter of fiscal 2020, representing 21% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2021 was $493 million, up from $375 million in the third quarter of fiscal 2020, representing 31% year-over-year growth. Total Digital Media segment revenue grew to $2.87 billion in the third quarter of fiscal 2021, up from $2.34 billion in the third quarter of fiscal 2020, representing 23% year-over-year growth driven by strong net new user growth.
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
Digital Experience revenue for all fiscal years presented has been updated to reflect the Advertising Cloud segment move in the fourth quarter of fiscal 2020. Digital Experience revenue was $985 million in the third quarter of fiscal 2021, up from $779 million in the third quarter of fiscal 2020, representing 26% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $864 million in the third quarter of fiscal 2021 from $669 million in the third quarter of fiscal 2020, representing 29% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue was revenue associated with Workfront’s workflow platform offerings. We expect that the addition of Workfront, and continued demand across our portfolio of Digital Experience solutions, will drive revenue growth in future years.
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

As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We carefully assess, and reassess, conditions on a case-by-case basis to determine when employees can safely return to our offices and resume business travel. As a result, we have reopened our offices in areas with sustained low infection rates and are allowing fully vaccinated employees to return on a voluntary basis. In addition, we are implementing our reimagined framework for the future of work at Adobe, which is rooted in a flexible and hybrid model enabled by a digital-first mindset.
During the pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions, which has contributed to our continued growth year over year. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the duration of the pandemic and the broader implications of the macro-economic recovery on our business remain uncertain. See Risk Factors for further discussion of the possible impact of the pandemic on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 3, 2021, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2020.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $11.67 billion as of September 3, 2021 increased by $1.41 billion, or 14%, from $10.26 billion as of November 27, 2020. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended September 3, 2021 of $2.37 billion increased by $410 million, or 21%, compared to the year-ago period. Document Cloud revenue during the three months ended September 3, 2021 of $493 million increased by $118 million, or 31%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $985 million during the three months ended September 3, 2021 increased by $206 million, or 26%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings, including from our Workfront acquisition.
•Remaining performance obligations of $12.63 billion as of September 3, 2021 increased by $1.29 billion, or 11%, from $11.34 billion as of November 27, 2020 primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings, as well as impacts from our Workfront acquisition.

•Cost of revenue of $467 million during the three months ended September 3, 2021 increased by $40 million, or 9%, compared to the year-ago period primarily due to increases in hosting services and data center costs, partially offset by decreases in Advertising Cloud media costs.
•Operating expenses of $2.03 billion during the three months ended September 3, 2021 increased by $298 million, or 17%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Net income of $1.21 billion during the three months ended September 3, 2021 increased by $257 million, or 27%, compared to the year-ago period primarily due to increases in revenue, partially offset by increases in operating expenses.
•Cash flows from operations of $5.16 billion during the nine months ended September 3, 2021 increased by $1.22 billion, or 31%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items and increases in deferred revenue, partially offset by increases in prepaid and other assets.
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
Revenue for the Three and Nine Months Ended September 3, 2021 and August 28, 2020
Revenue for the nine months ended September 3, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 which was a 52-week year.

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Subscription	$3,657	$2,948	24%	$10,761	$8,511	26%
Percentage of total revenue	93%	92%		92%	90%
Product	119	109	9%	427	380	12%
Percentage of total revenue	3%	3%		4%	4%
Services and other	159	168	(5)%	487	553	(12)%
Percentage of total revenue	4%	5%		4%	6%
Total revenue	$3,935	$3,225	22%	$11,675	$9,444	24%
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

We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and nine months ended September 3, 2021 and August 28, 2020 is as follows:

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Digital Media	$2,757	$2,240	23%	$8,156	$6,433	27%
Digital Experience	864	669	29%	2,493	1,964	27%
Publishing and Advertising	36	39	(8)%	112	114	(2)%
Total subscription revenue	$3,657	$2,948	24%	$10,761	$8,511	26%
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
Segment Information

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Digital Media	$2,865	$2,337	23%	$8,511	$6,738	26%
Percentage of total revenue	73%	72%		73%	71%
Digital Experience	985	779	26%	2,857	2,306	24%
Percentage of total revenue	25%	24%		24%	25%
Publishing and Advertising	85	109	(22)%	307	400	(23)%
Percentage of total revenue	2%	4%		3%	4%
Total revenue	$3,935	$3,225	22%	$11,675	$9,444	24%

Digital Media
Revenue from Digital Media increased $528 million and $1.77 billion during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and expanding subscription base.
Digital Experience
Revenue from Digital Experience increased $206 million and $551 million during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to increases in subscription revenue across our offerings, including from our Workfront acquisition.

Geographical Information

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Americas	$2,242	$1,873	20%	$6,651	$5,481	21%
Percentage of total revenue	57%	58%		57%	58%
EMEA	1,061	851	25%	3,139	2,493	26%
Percentage of total revenue	27%	26%		27%	26%
APAC	632	501	26%	1,885	1,470	28%
Percentage of total revenue	16%	16%		16%	16%
Total revenue	$3,935	$3,225	22%	$11,675	$9,444	24%

Revenue during the three and nine months ended September 3, 2021 increased in all geographic regions as compared to the three and nine months ended August 28, 2020 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and nine months ended September 3, 2021, the U.S. Dollar primarily weakened against EMEA and APAC currencies as compared to the year-ago periods, which increased revenue in U.S. Dollar equivalents by $84 million and $240 million, respectively. For the three and nine months ended September 3, 2021, the foreign currency impacts to revenue were offset in part by net hedging losses from our cash flow hedging program of $5 million and $26 million, respectively.
Cost of Revenue for the Three and Nine Months Ended September 3, 2021 and August 28, 2020

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Subscription	$344	$282	22%	$996	$825	21%
Percentage of total revenue	9%	9%		9%	9%
Product	10	10	—%	29	26	12%
Percentage of total revenue	*	*		*	*
Services and other	113	135	(16)%	333	443	(25)%
Percentage of total revenue	3%	4%		3%	5%
Total cost of revenue	$467	$427	9%	$1,358	$1,294	5%
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

Cost of subscription revenue increased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Hosting services and data center costs	11%	11%
Base compensation and related benefits associated with headcount	5	6
Incentive compensation, cash and stock-based	4	2
Royalty costs	4	2
Amortization of intangibles	(2)	(2)
Various individually insignificant items	—	2
Total change	22%	21%
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
Cost of services and other revenue decreased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to decreases in media costs associated with the discontinuation of our transaction-based Advertising Cloud offerings beginning in the second quarter of fiscal 2020.
Operating Expenses for the Three and Nine Months Ended September 3, 2021 and August 28, 2020

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Research and development	$651	$566	15%	$1,883	$1,630	16%
Percentage of total revenue	17%	18%		16%	17%
Sales and marketing	1,068	892	20%	3,190	2,650	20%
Percentage of total revenue	27%	28%		27%	28%
General and administrative	265	230	15%	811	725	12%
Percentage of total revenue	7%	7%		7%	8%
Amortization of intangibles	43	41	5%	132	123	7%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,027	$1,729	17%	$6,016	$5,128	17%

Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Incentive compensation, cash and stock-based	6%	5%
Base compensation and related benefits associated with headcount	6	9
Professional and consulting fees	3	2
Total change	15%	16%
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
Sales and marketing expenses increased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Marketing spend related to campaigns, events and overall marketing efforts	8%	11%
Incentive compensation, cash and stock-based	6	6
Base compensation and related benefits associated with headcount	3	3
Transaction fees	1	2
Various individually insignificant items	2	(2)
Total change	20%	20%
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

General and administrative expenses increased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to the following:

	Components of % Change 2021-2020 QTD	Components of % Change 2021-2020 YTD
Incentive compensation, cash and stock-based	7%	10%
Base compensation and related benefits associated with headcount	4	4
Professional and consulting fees	9	1
Bad debt expense	(8)	(5)
Charges related to cancellation of corporate events, net of recoveries	6	(1)
Charitable contributions	(5)	—
Software licenses	2	2
Various individually insignificant items	—	1
Total change	15%	12%
During fiscal 2020, we recorded net charges related to the cancellation of our corporate events due to concerns over the pandemic. Certain of these charges were reversed as we successfully negotiated the right to apply certain commitments to other events.
Amortization of Intangibles
Amortization expenses increased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Workfront. The increase in amortization expense is offset in part by the impact of certain intangible assets from previous acquisitions, including Marketo and Omniture, becoming fully amortized in fiscal 2020.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 3, 2021 and August 28, 2020

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Interest expense	$(27)	$(28)	(4)%	$(85)	$(89)	(4)%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	7	10	**	20	7	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	(3)	9	**	1	39	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(23)	$(9)	**	$(64)	$(43)	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1.
Interest expense decreased during the nine months ended September 3, 2021 as compared to the nine months ended August 28, 2020 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt instruments.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets, and gains and losses associated with our direct and indirect investments in privately held companies.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), net decreased during the three and nine months ended September 3, 2021 as compared to the three and nine months ended August 28, 2020, primarily due to decreases in interest income driven by lower average interest rates.
Provision for (Benefit from) Income Taxes for the Three and Nine Months Ended September 3, 2021 and August 28, 2020

(dollars in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Provision for (benefit from) income taxes	$206	$105	96%	$648	$(31)	**
Percentage of total revenue	5%	3%		6%	—%
Effective tax rate	15%	10%		15%	(1)%
_________________________________________
(**)    Percentage is not meaningful.
Our effective tax rates increased by approximately 5 percentage points and 16 percentage points for the three and nine months ended September 3, 2021, respectively, as compared to the three and nine months ended August 28, 2020, primarily due to the change in our corporate tax trading structure completed in the prior year, and the corresponding change in geographic mix of international income during the three and nine months ended September 3, 2021. We also recognized a non-recurring tax benefit during the nine months ended August 28, 2020 due to the change in our corporate tax trading structure.
Our effective tax rates for the three and nine months ended September 3, 2021 were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $310 million as of September 3, 2021 and is primarily attributable to certain state credits and foreign intangible assets.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $289 million and $169 million as of September 3, 2021 and August 28, 2020, respectively. If the total unrecognized tax benefits at September 3, 2021 and August 28, 2020 were recognized, $204 million and $121 million would decrease the respective effective tax rates.
As of September 3, 2021 and August 28, 2020, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23 million and $25 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
LIQUIDITY AND CAPITAL RESOURCES
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	September 3, 2021	November 27, 2020
Cash and cash equivalents	$4,623	$4,478
Short-term investments	$1,541	$1,514
Working capital	$2,428	$2,634
Stockholders’ equity	$14,414	$13,264
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 3, 2021	August 28, 2020
Net cash provided by operating activities	$5,164	$3,945
Net cash used for investing activities	(1,798)	(283)
Net cash used for financing activities	(3,223)	(2,548)
Effect of foreign currency exchange rates on cash and cash equivalents	2	3
Net increase in cash and cash equivalents	$145	$1,117
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.16 billion for the nine months ended September 3, 2021 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with increases in deferred revenue driven by Digital Experience and Digital Media offerings. The primary working capital uses of cash were increases in prepaid expenses and other assets together with increases in trade receivables. The increases in prepaid expenses and other assets were driven by sales commissions paid and capitalized and the timing of billings and payments associated with certain vendors. The increases in trade receivables were attributable to the timing of billings.

Cash Flows from Investing Activities
Net cash used for investing activities of $1.80 billion for the nine months ended September 3, 2021 was primarily due to our acquisition of Workfront and ongoing capital expenditures. See Note 3 of our notes to condensed consolidated financial statements for further details regarding our acquisition of Workfront.
Cash Flows from Financing Activities
Net cash used for financing activities of $3.22 billion for the nine months ended September 3, 2021 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of September 3, 2021 consisted of asset backed securities, corporate debt securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of September 3, 2021, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing.
As of September 3, 2021, we have $4.15 billion senior notes outstanding. The senior notes rank equally with our other unsecured and unsubordinated indebtedness. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
We expect to continue our investing activities, including short-term and long-term investments, purchases of computer equipment for research and development, sales and marketing, product support and administrative staff, and facilities expansion. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
In August 2021, we entered into a definitive agreement under which we expect to acquire Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.28 billion. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of fiscal 2021. We expect to finance the acquisition using existing cash, cash equivalent and short-term investment balances. We believe that these resources, in addition to cash generated from operations, will be sufficient to fund the acquisition.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted authority to repurchase up to $8 billion in common stock, which we fully utilized during the nine months ended September 3, 2021. In December 2020, our Board of Directors granted additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
During the nine months ended September 3, 2021 and August 28, 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.95 billion and $2.2 billion, respectively.
During the nine months ended September 3, 2021, we repurchased approximately 5.6 million shares at an average price of $508.52 through structured repurchase agreements entered into during fiscal 2020 and the nine months ended September 3,

2021. During the nine months ended August 28, 2020, we repurchased approximately 6.5 million shares at an average price of $350.72 through structured repurchase agreements entered into during fiscal 2019 and the nine months ended August 28, 2020.
As of September 3, 2021, $334 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to September 3, 2021, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $13.1 billion remains under our December 2020 authority.
See Note 11 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of September 3, 2021 consist of our senior notes and obligations under operating leases, royalty agreements and various service agreements. There have been no material changes in those obligations during the nine months ended September 3, 2021. See Notes 13 and 14 of our notes to condensed consolidated financial statements for more detailed information regarding our contractual commitments.
Senior Notes
As of September 3, 2021, the carrying value of our senior notes was $4.12 billion. Interest is payable semi-annually, in arrears, on February 1 and August 1. At September 3, 2021, our maximum commitment for interest payments was $514 million for the remaining duration of our outstanding senior notes.
Covenants
As of September 3, 2021, we were in compliance with all covenants. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Our senior notes do not contain any financial covenants.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Transition Taxes Liability
Our transition tax liability which was accrued as a result of the U.S. Tax Act was approximately $353 million as of September 3, 2021 and is payable in installments through fiscal 2026. The U.S. Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries, including certain earnings that were not subject to the one-time transition or global intangible low-tax income tax. As we repatriate the undistributed foreign earnings for use in the U.S., the distributions will generally not be subject to further U.S. federal tax.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended September 3, 2021, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 27, 2020.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 3, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 3, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The spread of COVID-19 has caused us to modify our business practices, including implementing temporary but prolonged closures and limited reopenings of certain Adobe offices and restricting employee travel. Starting in June 2021, we began a phased reopening of all of our U.S. offices and certain of our international offices, and invited employees located near those reopened offices to return to the office on a voluntary basis. While all our U.S. offices, including our headquarters in San Jose, California, are now open, our reopened offices are operating at reduced capacity with heightened health and safety protocols in place. Our reopening has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations or other changing conditions could cause us to temporarily reclose certain offices. In particular, as our offices continue to reopen, we have offered, and plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office. The work-from-home operating environment, which encompasses much of our workforce, may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our future operating results. This may also present risks for our real estate portfolio and strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.
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
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control, and COVID-19 cases (including the emergence and spread of more transmissible variants) continue to surge in certain parts of the world, including in the United States. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, and may also delay the provisioning of our offerings. As long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as a result of exposure to COVID-19. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, future waves of COVID-19 infections (including the spread of variants or mutant strains) resulting in additional preventive measures to contain or mitigate the spread of the virus, the extent and effectiveness of containment actions, the administration, adoption and efficacy of vaccination programs and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Maintaining the security of our products and services is a critical issue for us and our customers. Security threats to our information systems, end points and networks have the potential to impact our customers as well. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate our end points, information systems and network security measures. And, as we have previously disclosed, certain unauthorized parties have in the past managed to gain access to and misuse some of our systems and software in order to access our end users’ authentication, payment and personal information. In addition, cyber-attackers also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, services, information systems or networks. Hardware, software and operating system applications that we develop or procure from third parties have contained and may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, mitigate, or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems, including notifying affected parties, may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic and the resulting shift to more frequent work-from-home arrangements for a larger population of employees and contractors even as we return many employees to their offices. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand and reputation. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
These issues affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. From time to time we have identified, and in the future we may identify other, vulnerabilities in some of our applications and services and those of our third-party service providers. These vulnerabilities could cause such applications and services to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our products and services to customers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, regularly reviewing our service providers’ security controls, reviewing and auditing our hosted services against independent security control frameworks (such as ISO 27001, SOC 2 and PCI), and improving our incident response time, but security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security our customers require or that meet our independent security control certification requirements, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we, our supply chain, or our customers are subject to a future attack, or our technology is used in a third-party attack, we could be subject to costly and time-intensive notice requirements, and it may be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Any of these events could adversely affect our revenue or margins. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks, preventative measures or failure to fully meet independent security control certification requirements could adversely affect our financial results, stock price and reputation.

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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations, and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, and new and emerging state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (and the recently passed California Privacy Rights Act) and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic nature of these laws, regulations and codes may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. We are closely monitoring other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the European Union (including the recent issuance of updated Model Clauses) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The invalidation of Privacy Shield and the open questions related to the validity of Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (i.e., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could adversely impact our business, financial condition and results of operations, in those jurisdictions.
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
Our cash equivalent and short-term investment portfolio as of September 3, 2021 consisted of asset backed securities, corporate debt securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 3, 2021, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended September 3, 2021. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$15,433
June 5—July 2, 2021
Shares repurchased	0.6	$517.25	0.6	$(333)
July 3—July 30, 2021
Shares repurchased	0.6	$594.90	0.6	$(333)	(2)
July 31—September 3, 2021
Shares repurchased	0.5	$627.46	0.5	$(333)	(2)

Total	1.7		1.7	$14,434
_________________________________________
(1)In May 2018, the Board of Directors granted authority to repurchase up to $8 billion in common stock through the end of fiscal 2021. In December 2020, the Board of Directors granted additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024. During the three months ended September 3, 2021, we fully utilized the remaining balance under the May 2018 authority and began utilizing our December 2020 authority to repurchase common stock.
(2)In June 2021, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of September 3, 2021, approximately $334 million of the prepayment remained under this agreement.
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

Date: September 29, 2021

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Adobe
Adobe Experience Cloud
Behance
Creative Cloud
Document Cloud
Journey Optimizer
Marketo
Reader
Workfront

All other trademarks are the property of their respective owners.