Form 10-K
period 2021-12-03
ADOBE INC.
filed 2022-01-21
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 4, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $188.31 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 14, 2022, 471.7 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 3, 2021, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2022, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

PART I
ITEM 1.  BUSINESS
OVERVIEW
Founded in 1982, Adobe is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, including photographers, video editors, graphic and experience designers and game developers; communicators, including content creators, students, marketers and knowledge workers; businesses of all sizes; and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, smartphones, other electronic devices and digital media formats.
We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on desktop and laptop computers, smartphones, tablets, other devices and the web, depending on the product. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. Our executive offices and principal facilities are located at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000 and our website is www.adobe.com. Investors can obtain copies of our SEC filings from our website free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Annual Report on Form 10-K.
OFFERINGS
For almost 40 years, Adobe’s innovations have transformed how individuals, teams, businesses and governments engage and interact across all types of media. We deliver tools and services to empower individuals to create, collaborate and express their vision, transform businesses with compelling, personalized experiences in streamlined workflows and connect communities with new levels of collaboration.
While we continue to offer a broad portfolio of products, services and solutions, we focus our investments in two areas of strategic growth:
Digital Media. We provide products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere and accelerate their productivity by modernizing how they view, share, engage with and collaborate on documents and creative content. Our Digital Media segment is centered around Adobe Creative Cloud and Adobe Document Cloud, which include Creative Cloud Express, Photoshop, Illustrator, Lightroom, Premiere Pro, Acrobat,

Adobe Sign and many more products, offering a variety of tools for creative professionals, communicators and other consumers. This is the core of what we have delivered to users for decades, and we have continually evolved and expanded our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device and on projects of all types.
Digital Experience. We provide an integrated platform and set of applications and services through Adobe Experience Cloud that enable brands and businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite. The foundation of our offering is Adobe Experience Platform, which provides businesses and brands with an open and extensible system for customer experience management that transforms customer data into robust customer profiles that update in real time and uses insights driven by artificial intelligence (“AI”) to enable the delivery of personalized digital experiences across various channels in milliseconds.

With the creative power of our Digital Media business and the data-based tools of our Digital Experience business, we are able to offer a comprehensive suite of offerings to our customers. Through these tools and services, we help our customers more efficiently and effectively make, manage, measure and monetize their content across channels and devices with an end-to-end workflow and feedback loop. We believe we are uniquely positioned to be a leader in both of these areas, where our mission to change the world through digital experiences has never been more relevant, as people seek new ways to communicate and businesses continue to invest in digital transformation. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue to invest in delivering digital experiences.
SEGMENTS
Our business is organized into three reportable segments:
•Digital Media;
•Digital Experience; and
•Publishing and Advertising.
These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities further described below, and our legacy products and solutions are contained within the third segment, Publishing and Advertising.
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2022 and beyond for each of our segments. See the section titled “Results of Operations” in Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and Note 2 of our Notes to Consolidated Financial Statements for further segment information.
Digital Media
Opportunity
In today’s digital world, design and creativity have never been more relevant, providing a significant market opportunity for Adobe in digital media. Everyone has a story to tell—from creative professionals, to communicators, to consumers, to first-time creators—and they need the tools, services and capabilities at their fingertips to tell those stories on an ever-increasing number of canvasses. In a creator economy that is continually expanding, creators are looking for tools to help them easily make and share unique and beautiful content without complexity. At the same time, creativity is becoming increasingly collaborative, more critical to every company’s success and more complex. We believe Adobe is in a strong position to capitalize on these trends with innovation that will accelerate the creative process to empower individuals to create wherever inspiration strikes and enable more effective collaboration between creators and stakeholders.
The flagship of our Digital Media business is Adobe Creative Cloud, a subscription service that allows members to use our creative products integrated with cloud-delivered services across desktop, web and mobile devices. We believe in creativity for all, and Creative Cloud addresses the needs of all content creators, from creative professionals, such as artists, designers, developers, students and administrators, to knowledge workers, marketers, educators, enthusiasts and communicators and to consumers. Our customers rely on our products for content creation, photo editing, design, video and animation production, mobile app and gaming development and more. In this era of connected creativity, we envision Creative Cloud functioning as a creative system, keeping our users connected to everything and everyone they need to make a project successful. We believe we have significant opportunities to grow by expanding content-first, task-based creativity, advancing every creative category across desktop, web and mobile, expanding 3D and immersive content creation, enabling seamless collaboration across all stakeholders and inspiring and empowering the creative community through sharing and monetization.
Adobe’s Digital Media segment also includes our Adobe Document Cloud business, a unified, cloud-based document services platform, which integrates Adobe’s pioneering PDF technology with our Acrobat and Adobe Sign applications to deliver fully digital document workflows. Digital documents have a mission-critical role in powering modern businesses with hundreds of millions of communicators worldwide interacting with documents every day. With this digital transformation, we have the opportunity to continue to accelerate document productivity with Adobe Document Cloud, modernizing how people view, share and engage with documents. In our Adobe Document Cloud business, Adobe Acrobat has achieved strong market adoption and a leadership position in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing. Trillions of PDF documents are created every year, which reflects the growing role PDF plays across practically every segment of the economy, and there are hundreds of millions of users that engage with PDF files on a daily basis, in industries such as legal, financial services and publishing, as well as a broader array of communicators and Acrobat Reader users, who can also use the expanded capabilities provided by our Acrobat applications and the document services platform found in Document Cloud.
Strategy
Our goal for our Digital Media business is to be the leading platform for creativity and digital document solutions, where we offer a range of products and services that allow individuals, teams, small and medium businesses, enterprises and government institutions, including both professionals and enthusiasts, to design and deliver content seamlessly. With content creation, consumption and monetization happening across all surfaces and media types, we aim to deliver new ways to unleash creativity and accelerate document productivity, and we believe this is an area of significant opportunity for growth through expansion of our customer base. We aim to achieve this by using data-driven customer engagement, driving product-led growth through innovation to make our creative applications more accessible and easier to learn and meeting customer needs holistically to increase the value of our products.
We continue to redefine the creative process with Creative Cloud, so that our customers can connect with everything and everyone they need to create, collaborate and be inspired. We are empowering content-first, task-based creativity with our launch of Creative Cloud Express, a web and mobile application with a content- and template-first experience to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily, in December 2021. We aim to continue to advance every creative category across desktop, web and mobile. We have delivered our flagship applications, including Photoshop, Illustrator and Lightroom, on desktop and mobile devices to allow users the ability to work from anywhere on any device and to collaborate with stakeholders. We are building collaboration deeply into our applications and workflows to enable seamless collaboration across stakeholders. We are taking Creative Cloud to the web, beginning with a public beta version of Photoshop, which will allow Creative Cloud subscribers to make edits to and collaborate on their files directly in their browser. We are continuing to focus on democratizing 3D and immersive content creation with Adobe Aero and our Substance suite of products, as well as through integrating our Substance 3D capabilities into our other applications. We continue to introduce new features and solutions in our products, such as auto-masking and new and improved neural filters in Photoshop, auto-captioning in Premiere, adjustment layers and perspective grids in Adobe Fresco and additional motion features in Adobe XD. We are pursuing new ways to inspire, empower and connect the creative community, such as through our Create Change series, our creative residency program and supporting live, interactive tutorials with creators on Behance. We also offer a range of other creative tools and services, including hobbyist products, such as Photoshop Elements and Premiere Elements; libraries of creative assets, such as Adobe Stock and Adobe Fonts; mobile-first apps, such as Photoshop Camera; and Creative Cloud Libraries, a central place for users to store their assets. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
On October 7, 2021, Adobe acquired Frame.io and began integrating its leading cloud-based video collaboration platform into Adobe Creative Cloud. With the acquisition of Frame.io, we aim to make the creative process even more collaborative, productive and efficient by enhancing Adobe Creative Cloud with Frame.io’s cloud-native collaboration workflows, while continuing to enable third-party applications. As a first step in this direction, we are more deeply integrating and enhancing Frame.io’s review and approval capabilities in Premiere Pro and After Effects to deliver a native collaborative platform for video editing.
In our Creative Cloud business, we continue to employ a pricing strategy, as appropriate, to move our customers to better-value offerings as well as attract past customers and potential users to try out our products and ultimately subscribe. As part of our strategy, we use a data-driven operating model and our Digital Experience solutions offered through Adobe

Experience Cloud to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is the central destination where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. Our customers have the flexibility to subscribe to over twenty of our Creative Cloud products through a single subscription or, for many of our applications, through various collections of our individual subscriptions to point products. To better serve our current users and potential users, we offer free and premium levels for certain applications, such as Creative Cloud Express, and targeted packages and suites, such as our Photography Plan and Substance 3D Collection. We use our data-driven operating model to optimize conversion of our users of free apps and trials to paid subscribers. Our collaboration tools and services help us to further expand our universe of business customers beyond creative professionals to other stakeholders who use our products for review and approval purposes, copywriting or leveraging templates for social media marketing. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, attract new customers and grow a recurring and predictable revenue stream that is recognized ratably.
In our Adobe Document Cloud business, we expect to drive sustained long-term revenue growth through a continued expansion of our customer base by continuing to deliver the best PDF experience on and across every platform, improve Acrobat web’s functionality and single-click ease of use, expand the number of task-based actions in Acrobat, integrate Adobe Sign into Acrobat across all surfaces, drive innovation with Adobe Sensei (machine-learning/AI) to make both new and legacy documents more intelligent and responsive, unlock business workflows through PDF and Adobe Sign APIs, and leverage diversified go-to-market motions to reach all segments. With over 50 million searches for PDF-related actions per month, we intend to harness that demand and attract new users to our Document Cloud services through Acrobat web, which allows anyone to quickly access tools to create, edit, convert, sign and compress PDFs through their web browser. As with our Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions and optimize our subscription-based pricing for individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We aim to increase our reach in our key markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets. We will continue to engage in strategic partnerships to help drive the enterprise business, including our partnerships with Microsoft, Workday, ServiceNow and Notarize.
As our Document Cloud customers increasingly expect business processes to be seamless across devices and the web, we are expanding our Document Cloud capabilities to meet this need. Acrobat Reader is available on mobile devices, with many of its standard features available on the go, and features “Liquid Mode” to automatically reformat PDFs for quick navigation and easier consumption on smaller screens. Acrobat is also available on the web, delivering quick results for common PDF actions with a single click. Adobe Scan powers mobile devices with scanning capabilities, transforming paper documents into full-featured PDFs. Adobe Sign also provides a green alternative to costly, paper-based solutions and offers a modern, convenient solution for customers to digitally manage their documents, automate processes and contract workflows. We believe that by growing the awareness of electronic signatures in the broader contract delivery and signing market, utilizing Adobe Sensei to enhance customer experiences through machine learning and AI and continuing to add new capabilities to our Acrobat, Adobe Scan and Adobe Sign offerings, we can help our customers continue to migrate away from paper-based processes and adopt our solutions to modernize and digitize document experiences, growing our revenue with this business in the process.
Digital Experience
Opportunity
Digital transformation is a macro trend that affects every business, government and educational institution today—every business is a digital business. Consumers today buy experiences, not just products, and they demand personalized digital experiences that are relevant, engaging, seamless and secure across an ever-expanding range of channels and devices. Business customers increasingly have the same expectations, which drives business-to-business (“B2B”) companies to deliver business-to-consumer (“B2C”) experiences with a “business-to-everyone” (“B2E”) strategy. Delivering the best, personalized experience to a consumer at a given moment requires the right combination of data, insights and content across multiple channels in real time and at scale. In turn, executives, including those at the world’s leading brands, are increasingly seeking solutions that enable real-time personalization at scale. Marketing and IT teams are looking for a return on investment to demonstrate the business impact of their transformation initiatives.
Adobe Experience Cloud is powering digital businesses by providing exceptional experiences to their customers via a comprehensive suite of solutions. We continue to believe that addressing the challenges of customer experience management is a large and growing opportunity and we are in position to help businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
Strategy
Our goal is to be the leading provider of cloud-based solutions for delivering digital experiences and enabling digital transformation. The Adobe Experience Cloud applications and services are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. The Adobe Experience Platform further strengthens our differentiation and competitive advantage offering a way to connect our comprehensive set of solutions.
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our solutions, including Adobe Analytics, Adobe Experience Platform, Customer Journey Analytics, Adobe Audience Manager and our Real-time Customer Data Platform, deliver robust customer profiles and AI-powered analytics across the customer journey to assist our customers in providing timely, relevant experiences across platforms.
•Content and commerce. Our solutions help customers manage, deliver and optimize content delivery, through Adobe Experience Manager and to enable shopping experiences that scale from mid-market to enterprise businesses, with Adobe Commerce.
•Customer journeys. Our solutions help businesses manage, test, target, personalize and orchestrate campaigns and customer journeys across B2E use cases, including through Marketo Engage, Adobe Campaign, Adobe Target and Journey Optimizer.
•Marketing workflow. We offer Adobe Workfront, a work management platform directed toward marketers to orchestrate campaign workflows.
We also believe the AI and machine learning framework enabled by our strategy with Adobe Sensei enhances the delivery of digital experiences. Adobe Experience Cloud offers domain-specific AI services powered by Adobe Sensei that work with Adobe Experience Platform to augment existing Experience Cloud product offerings. These AI services help provide domain-specific intelligence in areas such as attribution and automated insights, customer journey management, lead management, sentiment analysis, one-click personalization, enhanced anomaly detection and more. By building on existing features and these AI-powered services, we believe Adobe Sensei will increase the value we provide our customers and create a competitive differentiation in the market.
Adobe Experience Cloud also offers an open platform and ecosystem through the Adobe Experience Platform, AI services and developer services through Adobe I/O. Adobe Experience Platform provides the underlying infrastructure to make customer experience management possible by standardizing data into an easily sharable format consumable by Adobe Sensei and provides an open and extensible cloud infrastructure for Adobe Experience Cloud that allows data to flow freely within the Adobe Experience Platform and between Adobe Experience Cloud solutions and third-party software. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with consumers and enables a broad industry ecosystem.
To drive growth of Adobe Experience Cloud, we are focused on delivering the best customer experience management solutions for B2E, enterprise and mid-market through our applications, services and platform. We also intend to focus on customer engagement, growth within existing customer accounts and product differentiation. We are continuing to add new services, such as Adobe Developer App Builder and Adobe Experience Cloud for Healthcare, and add new functionality and features to our current offerings, such as a new B2B edition of Adobe Real-Time Customer Data Platform, Adobe Experience Manager Screens and new personalization features in Adobe Experience Cloud. To give our customers increased flexibility, better functionality and expand our reach, we are also delivering new and improved integrations, such as increased synergy between our Experience Cloud products and Creative Cloud and Adobe Sign. Within our established base of customers, we intend to pursue growth through continued expansion of mid-market and enterprise customer accounts by encouraging such customers to take advantage of our suite of end-to-end products. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and ISVs that help license and deploy our solutions to their customers. Strategic partnerships, such as the ones we have formed with Microsoft, IBM, Fluent Commerce and Dentsu, continue to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2022 and beyond.

Publishing and Advertising
Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web application development, high-end printing and our Adobe Advertising Cloud offerings. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for this industry.
Adobe Advertising Cloud delivers an end-to-end, demand-side platform for managing advertising across digital formats and simplifies the delivery of video, display and search advertising across channels and screens.
We generate revenue in our legacy Publishing products and services by licensing our technology to OEMs that manufacture workflow software, printers and other output devices, and we generally generate revenue in Advertising through usage-based offerings.
COMPETITION
Overview
Adobe participates in a highly competitive environment globally, where our competitors vary by industry segment and range from large multinational enterprises to smaller entities with a more narrowly focused product offering. Across our business, we recognize hundreds of competitors worldwide. The markets for our products and services are characterized by new industry standards, evolving distribution models, technology innovation, frequent product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance and better integrate our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technology into new applications and anticipate emerging standards, business models, software delivery methods and other technological changes.
A summary of the competitive environment for each of our business segments is included below:
Digital Media
Our Digital Media segment faces competition from large, established companies as well as a variety of point offerings, free products and downloadable apps. We compete in a constantly evolving market and face significant direct or indirect competition from desktop software companies; device, hardware and camera manufacturers; operating system developers that integrate digital imaging and image management features with their operating systems; smartphone and tablet manufacturers that integrate imaging and video software; proprietary and open source web-authoring tools; mobile-first applications; social media platforms that provide imaging and video offerings, including editing capabilities; stock content marketplaces; and digital document creation, storage, collaboration and signing providers.
We believe competitive factors in our markets include brand leadership, product features and functionalities; integration with related tools and third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; usability and accessibility on multiple devices, including mobile and desktop; and success in educating customers in how to utilize services effectively. We believe our greatest advantage in this space is the performance and scope of our integrated solutions, which work together as part of Creative Cloud or Document Cloud. We are a leader through our ability to offer a very broad and comprehensive array of products and services through our Adobe Creative Cloud. With Creative Cloud, we believe we compete well with our features and functionality, ease of use, product reliability, value and performance characteristics. With Document Cloud, we believe we compete well based on the global use of PDF, our features and functionalities, which are critical tools for millions of business communicators, and our brand leadership.

Digital Experience
Our Digital Experience business unit competes in markets that are growing rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from large, established companies, including large enterprise software, internet and database management companies, in addition to point product solutions and focused competitors, and new competitors are constantly entering these markets. Some of these competitors provide SaaS solutions to customers, generally through a web browser, while others provide software that is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally-developed applications.
We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; enterprise-level customer service and training; brand leadership; the usability of services; real-time data and reporting; independence from portals and search engines; the ability to deploy the services globally; and success in educating customers in how to utilize services effectively. We believe we compete well with both enterprise and low-cost alternatives based on many of these competitive factors including our strong feature set, the breadth of our offerings, our focus on global, multi-brand companies, our superior user experience, tools for building multi-screen, cross-channel applications, standards-based architecture, scalability and performance and leadership in industry standards efforts.
Publishing and Advertising
Our Publishing and Advertising product offerings faces competition from large-scale publishing systems and XML-based publishing companies, as well as lower-end desktop publishing products. Our web conferencing product faces competition from a number of established products from other large software companies. Competition involves a number of factors, including product features, ease-of-use, the level of customization and integration supported, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, integrations with our Creative Cloud, Document Cloud and Digital Experience products and our strong brand among users.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription app that enables creative professionals and enthusiasts alike to express themselves with apps and services for photography, design, video, web and more that connect across devices, platforms and geographies. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily sync and access their work, files and assets across apps, platforms and devices using Creative Cloud Libraries, collaboration capabilities with team members and new products and exclusive updates as they are developed. Creative Cloud members can build a Creative Profile that moves with them via Creative Cloud services from app to app and device to device, giving them immediate access to their personal files, photos, brushes, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. All of the applications listed below and many more are available through subscriptions to Creative Cloud. Many of our applications are also available as a point product subscription.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app, with powerful editing and effects tools to transform photos. It is available on desktop and iPad, and we recently released a web version that is available in public beta to subscribers. Adobe Lightroom is our cloud-based photo service that allows subscribers to edit, organize, store and share photos across desktop, tablet and mobile devices. In addition to individual subscriptions to Photoshop and Lightroom, we offer a Photography Plan, which is a more limited cloud-based offering than Creative Cloud, targeted at photographers and photo enthusiasts and includes Photoshop, Lightroom and Lightroom Classic. For users looking for fast and powerful photo editing on mobile devices, we also offer Photoshop Express, which uses a touch-based interface for sophisticated photo editing and content creation.
Adobe Illustrator and Adobe Fresco
Adobe Illustrator is our industry-standard vector graphics app for desktop and iPad used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media—print, web, interactive, video and mobile—from web and mobile graphics to product packaging to book illustrations and billboards. Adobe Fresco is our illustration app, available as a free or premium version and on iPhone, iPad, Microsoft Surface tablet and Wacom MobileStudio devices, that brings together the world’s largest collection of vector and raster brushes and Live Brushes, powered by Adobe Sensei, to deliver a natural painting and drawing experience.
Adobe InDesign
Adobe InDesign is an industry-leading design and layout app for print and digital media. Our customers use it to create, preflight and publish a broad range of content including newspapers and magazines for print, online and tablet app delivery. Tight integration with other Adobe offerings such as Photoshop, Illustrator, Acrobat, Adobe Stock and Adobe InCopy expands InDesign’s capabilities. Customers can also access Adobe’s digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.
Adobe Premiere Pro and Adobe Premiere Rush
Adobe Premiere Pro is a leading nonlinear video editing app used by filmmakers, TV editors, YouTubers and videographers. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Automated tools and workflows for color, graphics, audio and immersive 360/VR make the editing process more efficient. New features in Premiere Pro include Speech-to-Text, automatic caption generation, native support for Apple M1 chips and tools for stylizing text, among others. Adobe Premiere Rush is an all-in-one video editing app, available as a free or premium version, that simplifies video creation and direct sharing to platforms, including YouTube and Instagram, while delivering professional quality video results.
Adobe XD
Adobe XD is our all-in-one experience design (“XD”) app on desktop and mobile used to build user experiences (“UX”) and user interfaces (“UI”) when designing websites, mobile apps and more. Adobe XD brings design and prototyping together with tools, such as Responsive Resize, Repeat Grid and Auto Animate, that deliver precision and performance, save time, enable seamless collaboration and make sharing easy at each step of the process, allowing individuals and teams to create everything from low-fidelity wireframes to fully interactive prototypes. Adobe XD is available as a free or premium version.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates, audio and 3D assets, for all of their creative projects. Adobe Stock is built into our Creative Cloud apps, including Photoshop, Illustrator and InDesign, enabling users to search, browse and add assets to their Creative Cloud Libraries and instantly access them across all connected devices. Adobe Stock assets include free and paid collections and may be licensed directly within Adobe’s desktop apps, through stock.adobe.com or as a multi-asset subscription.
Substance 3D
Substance 3D is an ecosystem of desktop apps, including Substance 3D Stager, Substance 3D Painter, Substance 3D Sampler and Substance 3D Designer. Customers can build and assemble 3D scenes with Stager, use tools in Painter to texture 3D assets, from advanced brushes to Smart Materials that automatically adapt to your model and use Sampler to digitize and enrich assets. Substance 3D Assets is a 3D materials library from which users can import professional quality 3D textures into their projects and generate infinite texture variations. Substance 3D Modeler, which is currently only available in beta form, interprets spatial input from the physical world, allowing the user to sculpt a model as if in a real workshop, using natural, fluid gestures of the artistic flow, and switch between VR and desktop, at every project stage.
Creative Cloud Express
Creative Cloud Express is our web and mobile app directed towards first-time creators, communicators and creative professionals that enables easy-to-use, efficient content creation, featuring guided tools, one-click solutions for quick projects, simple drag and drop functions, collaboration tools, thousands of templates and access to more than 20,000 fonts and the entire Adobe Stock photo collection. Creative Cloud Express is available as a free or premium version.
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects app used by a wide variety of animators, designers and compositors to create cinematic movie titles, add effects and create animations. New features include real-time 3D draft preview, a 3D ground plane and improvements to collaboration tools. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator, Adobe XD and Adobe Audition, as well as third party software and hardware partners.

Frame.io
Frame.io is our cloud-native video collaboration platform that streamlines the video production process by enabling editors and key project stakeholders to collaborate with real-time upload, review and approval, frame-accurate commenting, annotations and more.
Behance
Behance is a social community for creators to showcase and discover creative work online and live-stream their skills and creations from Creative Cloud applications. Adobe Portfolio allows users to quickly and simply build a fully-customizable and hosted website that seamlessly syncs with Behance.
Adobe Document Cloud
Adobe Document Cloud is a cloud-based subscription offering that enables complete, reliable and automated digital document and signature workflows across desktop, mobile, web and third-party enterprise applications to drive business productivity for individuals, teams, small businesses and enterprises. With Document Cloud, users can create, review, approve, sign and track documents and store them in the cloud for easy access and sharing, across desktop and mobile devices. Document Cloud includes Adobe Acrobat DC, Adobe Sign, Adobe Scan and other apps and API services that work standalone or integrate with users’ existing productivity apps, processes and systems.
Adobe Acrobat DC
At the heart of Adobe Document Cloud is Adobe Acrobat DC, the industry standard for creating, converting and editing PDFs. Acrobat enables users to create secure, reliable and compact Adobe PDF documents and enables automated, collaborative workflows with a rich set of commenting, editing and sharing tools and direct integration with Adobe Sign. In fiscal year 2021, we also released Acrobat Chrome and Edge extensions allowing users to access our Acrobat tools without leaving the web browser. Acrobat is also included in our Creative Cloud all apps subscription offering.
Acrobat Web
We have brought many of the tools and features of Adobe Acrobat DC to the web with Acrobat web, which offers single-click tools for users to edit, comment, convert, organize and sign PDF documents directly within the web browser. Acrobat web enables quick, easy-to-access results, while introducing users to the power of our offerings. Acrobat web includes both free and premium features.
Adobe Acrobat Reader
Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of Adobe PDF documents on a variety of desktop and mobile platforms, offers features to create, edit, export, combine, share and collaborate on PDF documents on mobile devices, including the “Liquid Mode” feature that automatically reformats PDFs for quick navigation and consumption on smaller screens. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in the Adobe Document Cloud, or other third-party cloud storage services, including Box, Dropbox, Google Drive and Microsoft OneDrive.
Adobe Scan
Adobe Scan can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others.
Adobe Sign
Our cloud-based e-signature service, Adobe Sign, allows users to securely electronically send and sign any document from any device. Through web and mobile applications, Adobe Sign enables users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Adobe Sign also integrates with users’ enterprise systems through a comprehensive set of application programming interfaces and Adobe Experience Manager Forms and Advanced Workflows for Adobe Sign, to create forms and provide seamless experiences to customers across web and mobile sites.

Digital Experience Offerings
Adobe Experience Cloud is a comprehensive collection of best-in-class products and solutions to manage the customer experience, all integrated onto a cloud platform, along with service, support and an open ecosystem. Experience Cloud is comprised of the following sets of solutions for our customers: Adobe Experience Platform; Data, Insights and Audiences; Content and Commerce; Customer Journeys; Marketing Workflow; and Digital Enrollment and Onboarding, which are each described below.
Data, Insights and Audiences
Our Data, Insights and Audiences solutions enable users to stitch together data from across the customer journey into a single view to provide insights based on every interaction in real time, share this data and analysis across the team and organization and AI and machine-learning personalization. The following is a brief description of our solutions for Customer Data and Insights.
Adobe Analytics
Adobe Analytics helps our customers create a holistic view of their business by turning consumer interactions into actionable insights. Driven by AI and machine learning, Adobe Analytics collects, organizes and structures vast streams of data from virtually any channel to deliver real-time insights that are easy for users to process, analyze and share to quickly identify problems and opportunities and to drive conversion and relevant consumer experiences. Our customers can use these analytics to continuously improve marketing activities and better direct their marketing spend. Our Analysis Workspace features a drag-and-drop interface that allows customers to craft an analysis, add visualizations so they can bring data to life, curate a dataset and share and schedule projects across their organization, among other features.
Adobe Experience Platform
Adobe Experience Platform is a purpose-built platform for customer experience management that helps users collect, connect and activate known and unknown customer data from every customer interaction across sources, channels and customer interactions in real time to create robust, unified customer profiles. Adobe Experience Platform standardizes data for intelligence and profile creation and provides an open and extensible cloud infrastructure, real-time updates, AI-driven insights and scalability, with a wide variety of supporting products and services. Adobe Experience Platform also offers Query Service and Data Science Workspace, which enable users to gain deeper insights from stored datasets, and customer journey intelligence, which leverages predefined data-driven operational best practices, AI and business intelligence to enable and optimize real-time decisions, actions and business processes. Users are able to leverage Adobe Experience Platform to activate AI-driven insights across all Adobe Experience Cloud applications in real time.
Customer Journey Analytics
Our Customer Journey Analytics service, built on Adobe Experience Platform, brings a powerful set of analytics tools that allow brands to interactively explore and visualize the customer journey across multiple channels and utilize AI-powered insights, while making such analytics more accessible across their organization, to ensure that customer journeys flow seamlessly regardless of channel.
Adobe Audience Manager
Adobe Audience Manager is a data management platform that helps digital publishers build unique audience profiles to identify the most valuable segments and use them across any digital channel. Adobe Audience Manager consolidates audience information from virtually any channel and device, unifies that data into audience profiles and activates audience segments by pushing them out to demand-side platforms, campaign management systems and other marketing platforms.
Real-Time Customer Data Platform
Adobe’s Real-time Customer Data Platform service, built on Adobe Experience Platform, delivers real-time personalization at scale to enable brands to bring together internal and external, known and unknown customer data to activate real-time customer and account profiles that allow for B2C and B2B marketers to deliver timely, relevant experiences across channels. It does so by activating Adobe Experience Platform’s unified customer profiles across channels to leverage intelligent decision making throughout the customer journey and deliver hyper-personalized experiences across all known channels and devices. The Real-time Customer Data Platform utilizes an open and extensible architecture that allows integration with a variety of data sources and activation touchpoints and provides continuous data refreshes to keep customer profiles updated in real time.

Content and Commerce
Our Content and Commerce solutions help customers manage, deliver, personalize and optimize content across web, mobile and application interfaces, as well as enable shopping experiences that scale from mid-market to enterprise businesses, across devices and channels. The following is a brief description of our solutions for Content and Commerce.
Adobe Experience Manager
Adobe Experience Manager combines digital asset management with a content management system and an end-to-end digital document solution. Adobe Experience Manager Sites provides a content management system built on a scalable, cloud-native foundation to create and deploy personalized experiences across every channel. Adobe Experience Manager Assets offers cloud-native digital asset management to create, manage, deliver and optimize personalized experiences at scale. Adobe Experience Manager Forms provides a cloud-native and scalable solution for personalized end-to-end digital customer onboarding and enrollment, enabling users to create, manage, publish and approve forms and documents.
We also recently released Adobe Experience Manager Screens, which allows customers to connect online and in-venue experiences through digital signage, and Adobe Developer App Builder, which provides a set of tools and services to developers to extend Experience Manager to customers’ existing infrastructure and apply unique parameters to make the UI look and feel unique for their organizations.
Adobe Commerce
Adobe Commerce offers a highly customizable, end-to-end platform to manage, personalize and optimize the commerce experience for physical and digital goods across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences across B2C, B2B and direct-to-consumer. Based on an open-source ecosystem with thousands of third-party extensions, Adobe Commerce extends beyond the web shopping cart to shoppable experiences, with actionable data analysis and automated back-end workflows, native integrations with other Adobe products, such as Analytics, Target, Experience Manager and Creative Cloud and the capability to be scalable and extensible.
Customer Journeys
Our Customer Journeys solutions enable our customers to manage and orchestrate individual cross-channel campaigns that encourage meaningful customer experiences, personalize content and deliver optimized experiences at scale that are meaningful to each of their customers and plan, orchestrate and measure engagement with their prospects and customers at every stage of the customer journey, across B2E use cases. The following is a brief description of our solutions for Customer Journeys.
Marketo Engage
Marketo Engage is a customer experience management solution optimized for B2B, cross-channel campaigns by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Capabilities include lead nurturing and management, predictive account profiling for creating account-based experiences, integrated sales application and integrations with third-party marketing apps and Adobe Experience Cloud. Marketo Engage simplifies how companies plan, orchestrate and measure engagement at each stage of the customer experience, and allows companies to better align marketing and sales to engage high priority accounts.
Adobe Campaign
Adobe Campaign is optimized for managing B2C cross-channel marketing campaigns. Adobe Campaign enables marketers to orchestrate the entire customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across channels, including email, mobile and offline, and determined by each consumer’s behaviors and preferences. Adobe Campaign’s features also include AI-powered email management, multidimensional targeting, in-app messaging and dynamic, customizable reports to analyze success.
Adobe Target
Adobe Target is an AI- and machine-driven personalization engine that lets our customers test, target and optimize content across channels. With Adobe Target, our customers have the tools they need to create omnichannel personalized experiences and create A/B and multivariate tests, done at scale through AI-powered automation so they can quickly discover the best customer experience and deliver that experience across all touchpoints. New features include integration with Adobe Real-Time Customer Data Platform, same page segment qualification and enhanced AI-powered capabilities.
Journey Optimizer
Journey Optimizer helps brands drive engagement by providing tools to manage inbound customer engagement with outbound omnichannel campaigns, offering personalized content based on real-time profiles, data-driven insights, cloud-native scalability and API extensibility, within a single application. Users can trigger individual journeys and use real-time insights to personalize that journey, as well as visually map individual journeys across systems in an intuitive, workflow-based interface. Journey Optimizer also allows businesses to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
Marketing Workflow
Adobe Workfront
Adobe Workfront provides a unified work management application to enable teams to work more efficiently, with tools to strategize, plan, execute, review and deliver on complex workflows. We recently added plugins for Adobe Photoshop and Adobe XD, as well as integrations with Adobe Experience Manager Assets and Adobe Marketo Engage, to enhance our experience delivery to B2B brands and make Workfront features available to more of our users.
Other Products and Services
We also offer a broad range of other enterprise and digital media products and services. Information about other products not referenced here can be found on our corporate website, www.adobe.com.
OPERATIONS
Marketing and Sales
We market and license our products directly using our sales force and certain local offices and through our own website at www.adobe.com. We also market and distribute our products through sales channels, which include distributors, retailers, software developers, mobile app stores, SIs, ISVs and VARs, as well as through OEM and hardware bundle customers and our local field offices.
Our local field offices include locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Republic of Moldova, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.
We sell the majority of our products through a software subscription model where our customers purchase access to a product for a specific period of time during which they always have rights to use the most recent version of that product. We also license perpetual versions of certain products with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
For all periods presented, there were no customers that represented at least 10% of net revenue or that were responsible for over 10% of our trade receivables.
Services and Support
We provide expert consulting, customer success management, technical support and learning services across all our customer segments, which include enterprises, small and medium businesses, creative professionals and consumers. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help customers and partners maximize the return on their investments in our cloud solutions and licensed products.
Consulting Services
We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries and customer segments. Our customers continually seek to integrate across Adobe’s products and cloud solutions and engage our professional services teams for their expertise in leading customers’ digital strategies, multi-solution integrations and in running customer platforms. Using our methodology, our professional services teams are able to accelerate customers’ time to value and maximize customers’ return on their investment in Adobe solutions.

Another key component of Adobe’s strategy is developing a large partner ecosystem to expand the reach and breadth of Adobe solutions in the global marketplace. To assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services described in the program provides system integrators, agencies and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly from the combination of Adobe technology and the deep customer context that our global partners represent.
Customer Success Account Management
Adobe Customer Solutions provides Customer Success Managers, who work with enterprise and commercial customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption and align product capabilities to customers’ business objectives to maximize the return on their investment in Adobe’s offerings. We engage customers to share innovative best practices, relevant industry and vertical knowledge and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with customer-focused outcomes.
Technical Support
Adobe provides enterprise maintenance and support services to customers of subscription products as part of the subscription entitlement and to perpetual license customers via annual fee-based maintenance and support programs. These offerings provide customers with:
•technical support on the products customers have purchased from Adobe;
•“how to” help in using our products; and
•product upgrades and enhancements during the term of the maintenance and support or subscription period, which is typically one to three years.
We provide product support through our support organization that includes several regional and global support centers, supplemented with outsourced vendors for specific services. Customers can seek help through multiple channels including phone, chat, web, social media and email, allowing quick and easy access to the information they need. These teams are responsible for providing timely, high-quality technical expertise on all our products.
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
PROTECTING AND LICENSING OUR PRODUCTS
We protect our intellectual property through a combination of patents, copyrights, trademarks and trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We have U.S. and international patents and pending applications that relate to various aspects of our products and technology. Although our patents have value, no single patent is essential to any of our principal businesses. We have also registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights.
We license our desktop software and mobile apps to users under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure and transfer. Similarly, cloud products and services are provided to users under ‘click through’ or signed agreements containing restrictions on access and use. Our enterprise customers license our hosted offerings as SaaS or Managed Services.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult. We believe that our transition from perpetual-use software licenses to a subscription-based business model combined with the increased focus on cloud-based computing has and may continue to improve our efforts to combat the pirating of our products.
HUMAN CAPITAL
Our values—genuine, innovative, involved and exceptional—are built on the foundation that our people and the way we treat one another promote creativity, innovation and performance, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ wellbeing, and foster their growth and development. As of December 3, 2021, we employed 25,988 people, of which approximately 52% were in the United States and 48% were in our international locations. During fiscal 2021, our total attrition rate was 12%. We have not experienced work stoppages and believe our employee relations are good. Our employee listening program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about employee programs, talent risks, management opportunities, employee networks and more. In fiscal year 2021, 76% of our employees participated in our most recent engagement survey.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Diversity and Inclusion
Adobe For All is our vision to advance diversity and inclusion across the Company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 3, 2021, women represented 33.8% of our global employees, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 10.9% of our U.S. employees. To continue to improve employee representation, we have declared a set of aspirational goals for women in leadership positions globally, underrepresented minorities in leadership positions in the United States and overall Black representation.
We have a four-pronged strategy to grow the diversity of our workforce over time, on which we have continued to drive progress during fiscal 2021:
•Pipeline: We help build the pipeline of future technical talent by encouraging young people of all backgrounds to learn and get excited about software coding and careers in tech. In fiscal 2021, we partnered with many visionary organizations including Braven, BRIDGEGOOD, OneSchool and ScholarMatch.
•Candidates: We source candidates from a variety of backgrounds and work to ensure fairness in our interview and hiring processes. In fiscal 2021, we introduced a program called Hiring at Adobe that requires hiring managers to complete a training to ensure diverse candidates are part of the interview and screening process; we sourced candidates from a variety of conferences and partnerships, such as AfroTech, BreakLine, Disability:IN and Techqueria; and we initiated the Adobe Anchor School Program, which includes partnerships with historically black colleges and universities and a Hispanic-Serving Institution.
•Employees: We are creating an inclusive workplace through community-building, training and internal awareness. In fiscal 2021, we continued to support our many employee resource groups (“ERGs”) that build community for employees from underrepresented groups, including the recent addition of an Indigenous/First Nations ERG. We hosted our annual global diversity and inclusion event, Adobe For All Week, bringing together thousands of employees to focus on ways to strengthen inclusion and empathy every day.
•Industry: We join forces with our customers, partners, vendors and peers to drive broader progress on diversity. In fiscal 2021, we collaborated with industry peers to advance diversity across multiple dimensions including through our participation in the CEO Action for Diversity & Inclusion, The Valuable 500, the Ascend 5-Point Action Agenda and ParityPledge.
We invest in analysis and transparency to demonstrate our commitment to fair compensation. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. In fiscal 2021, we again achieved global gender pay parity and U.S. URM and non-URM pay parity. We are committed to maintaining pay parity, and we plan to continue investing in ongoing salary analysis across hiring, acquisition integrations and annual pay review processes.
Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at adobe.com/diversity. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Compensation, Benefits and Wellbeing
We offer fair, competitive compensation and benefits that support our employees’ overall wellbeing. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. We believe this alignment, whether through equity awards issued by Adobe or employee participation in our employee stock purchase plan, provides employee shareholders with meaningfully deeper connections to Adobe and contributes to the Company's long-term success. Our wellbeing and benefit programs focus on four key pillars: physical, emotional, financial and community. We offer a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave and retirement and financial support. We provide emotional wellbeing services through our Employee Assistance Program and a variety of interactive apps. Our wellness reimbursement of up to $600 per year for each eligible employee, lifestyle coaching, global wellbeing speaker series and ergonomic programs help to support employees’ physical wellbeing. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provide flexible work hours and up to 20 working days per calendar year of paid time off for employees who cannot work due to circumstances related to COVID-19. We have also provided a work-from-home fund to assist employees in that transition and added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.
Future of Work
Digital transformation and the COVID-19 pandemic has fundamentally changed how people work, and we are leaning into digital-first workflows, tools and resources to enable us to be productive, wherever we are. We also believe in the value of people being together—fostering trust, relationships and collaboration and innovation. We plan to embrace a hybrid model for our workforce to blend the best of what is good for our employees and what is good for our business. Flexibility will be the default for our employees going forward, with our people around the globe having the option to work from home when it makes sense for them, their team and the business. We will remain agile and continually test, learn and iterate, always ensuring our people feel valued, empowered and engaged.

Growth and Development
Adobe seeks to attract and retain talent by offering a comprehensive range of professional development and resources. Our learning and development teams provide personalized learning paths, facilitated sessions and communities of practice that help employees achieve their career goals. Through Adobe’s Learning Fund, employees are eligible to receive up to $11,000 per year toward university and short-term learning opportunities. Adobe employees also have instant access to training via several industry-leading learning platforms, which provide our global workforce with convenient, timely access to content from subject matter experts.
Adobe is committed to enabling a culture that celebrates talent sharing, career development and agility across the Company. We post all roles internally first before sharing them externally and have made several technology enhancements to make the internal job search easier for employees.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 21, 2022 are as follows:

Name	Age	Positions
Shantanu Narayen	58	Chairman and Chief Executive Officer

Mr. Narayen currently serves as our Chairman of the Board and Chief Executive Officer. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board of Directors. In January 2017, he was named our Chairman of the Board. He served as President until December 2021. Mr. Narayen serves as lead independent director on the board of directors of Pfizer Inc., a multinational pharmaceutical corporation. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an MBA from from the University of California, Berkeley.

Daniel Durn	55	Executive Vice President and Chief Financial Officer

Mr. Durn joined Adobe in October 2021 as Executive Vice President and Chief Financial Officer. Mr. Durn most recently served as a Senior Vice President and CFO of Applied Materials from August 2017 to October 2021. Previously, he was Executive Vice President and CFO at NXP Semiconductors N.V. from December 2015 to August 2017 following its merger with Freescale Semiconductor. Before Freescale, he was CFO and Executive Vice President of Finance and Administration at GlobalFoundries, and he served as Managing Director and Head of Mergers and Acquisitions and Strategy at Mubadala Technology Fund. Prior to that, Dan was a Vice President of Mergers and Acquisitions in the technology practice at Goldman Sachs & Company. Mr. Durn received his MBA in Finance from Columbia Business School and graduated from the U.S. Naval Academy with a B.S. in Control Systems Engineering. He served in the Navy for six years, reaching the rank of lieutenant.

Name	Age	Positions
Anil Chakravarthy	54	President, Digital Experience

Mr. Chakravarthy currently serves as President of Adobe’s Digital Experience business. Mr. Chakravarthy joined Adobe in January 2020 as Executive Vice President and General Manager, Digital Experience and was given responsibility over Worldwide Field Operations in July 2020, when he was appointed Executive Vice President and General Manager, Digital Experience Business and Worldwide Field Operations. Prior to joining Adobe, he served as Informatica’s Chief Executive Officer from August 2015 to January 2020 and Executive Vice President and Chief Product Officer from September 2013 to August 2015. Prior to joining Informatica, for over nine years, Mr. Chakravarthy held multiple leadership roles at Symantec Corporation, most recently serving as its Executive Vice President, Information Security from February 2013 to September 2013. Prior to Symantec, he was a Director of Product Management for enterprise security services at VeriSign. Mr. Chakravarthy began his career as an engagement manager at McKinsey & Company. He currently serves on the board of Ansys, Inc. and also served on the board of the Silicon Valley Leadership Group until December 2021. Mr. Chakravarthy holds a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology.

David Wadhwani	50	President, Digital Media

Mr. Wadhwani currently serves as President of Adobe’s Digital Media business. Mr. Wadhwani rejoined Adobe in June 2021 to lead Adobe’s global Digital Media business across Adobe Creative Cloud and Adobe Document Cloud as Chief Business Officer and Executive Vice President, Digital Media. Prior to joining Adobe, he was a Venture Partner at Greylock Partners since October 2019. From September 2015 to October 2019, he was President and CEO of AppDynamics. Before that, Mr. Wadhwani previously worked at Adobe as Senior Vice President and General Manager of Adobe’s Digital Media business, having joined Adobe in 2005 through the Company’s acquisition of Macromedia, Inc., where he had been Vice President of Developer Products. Mr. Wadhwani holds a bachelor’s degree in computer science from Brown University and serves on the Brown computer science department advisory board. He is also on the digital advisory board of The Metropolitan Museum of Art and on the Board of Trustees for StoryCorps and the Fine Arts Museums of San Francisco.

Scott Belsky	41	Chief Product Officer and Executive Vice President, Creative Cloud

Mr. Belsky joined Adobe in December 2017 as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the Company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He was an early advisor and investor to Pinterest, Uber and Warby Parker and other early-stage companies, and serves on the board of Globality, a referrals platform that empowers the careers of independent professionals. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and serves on the board of trustees of the Smithsonian Cooper-Hewitt National Design Museum.

Gloria Chen	57	Chief People Officer and Executive Vice President, Employee Experience

Ms. Chen joined Adobe in 1997 and currently serves as Chief People Officer and Executive Vice President, Employee Experience. In her more than 20 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth, in November 2019, she was elevated to Executive Vice President, Strategy and Growth and in January 2020, she was promoted to Chief People Officer and Executive Vice President, Employee Experience. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company. Ms. Chen holds a BS in electrical engineering from the University of Washington, an M.S. in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Name	Age	Positions
Ann Lewnes	60	Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development

Ms. Lewnes joined Adobe in November 2006 and currently serves as Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development. Ann has held the position of Chief Marketing Officer for over a decade and since December 2020, she also leads Adobe’s corporate strategy and strategic M&A efforts globally as Executive Vice President, Corporate Strategy and Development. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she was Vice President of Sales and Marketing. Ms. Lewnes is a board member of Mattel.

Abhay Parasnis	47	Executive Vice President, Chief Technology Officer and Chief Product Officer, Document Cloud

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

As previously announced, Mr. Parasnis will remain in his current role with Adobe until early 2022 and will actively assist with the transition of his duties during that period.

Dana Rao	52	Executive Vice President, General Counsel and Corporate Secretary

Mr. Rao currently serves as our Executive Vice President, General Counsel and Corporate Secretary. He joined Adobe in April 2012 and served as our Vice President, Intellectual Property and Litigation where he spearheaded strategic initiatives including the Company’s litigation efforts, and its patent, trademark and copyright portfolio strategies until June 2018. Prior to joining Adobe, Mr. Rao was with Microsoft Corporation for 11 years, serving in a variety of roles including Associate General Counsel of Intellectual Property and Licensing. From 1997 until March 2001, he served as a patent attorney at Fenwick & West. He holds a B.S. in Electrical Engineering from Villanova University and a JD from George Washington University.

Mark Garfield	51	Senior Vice President, Chief Accounting Officer and Corporate Controller

Mr. Garfield currently serves as our Senior Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining Adobe in December 2018, Mr. Garfield served as the Vice President of Finance of Cloudflare, Inc. commencing in November 2017. He served as Senior Vice President and Chief Accounting Officer at Symantec Corporation from March 2014 to October 2017. Prior to joining Symantec, he was at Brightstar Corporation where he served primarily as Senior Vice President and Chief Accounting Officer from January 2013 to February 2014. Mr. Garfield served as Director of Finance at Advanced Micro Devices from August 2010 to December 2012. Prior to Advanced Micro Devices, Mr. Garfield also served in senior level finance roles at LoudCloud and Ernst and Young. Mr. Garfield is a board member of the Adobe Foundation. Mr. Garfield holds a B.A. in Business Economics from the University of California, Santa Barbara.

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
The spread of COVID-19 has caused us to modify our business practices, including implementing prolonged closures and limited reopenings of certain Adobe offices and restricting employee travel. Starting in June 2021, we began a phased reopening of all of our U.S. offices and certain of our international offices, and invited employees located near those reopened offices to return to the office on a voluntary basis. The reopening of our U.S. offices has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations or other changing conditions could cause us to temporarily re-close certain offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our real estate portfolio and strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.
We have continued to host virtual-only customer experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic has affected the rate of IT spending and may in the future adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Global and regional macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control, and COVID-19 cases (including the emergence and spread of more transmissible variants) continue to surge in certain parts of the world, including the United States. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, may delay the provisioning of our offerings, and may impact our employees. As long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill, quarantine as a result of exposure to COVID-19 or do not comply with vaccination programs. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.

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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” in Part I, Item 1 of this report.
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
Consumers continue to migrate from personal computers to tablet and mobile devices. While we offer our products on a variety of hardware platforms, if we cannot continue adapting our products to tablet and mobile devices, or if our competitors can adapt their products more quickly than us, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant cost to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
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
The introduction of, or limitations on, certain technologies may reduce the effectiveness of our products. For example, some of our products rely on tracking, third-party cookies or other identifiers to help our customers more effectively advertise and detect and prevent fraudulent activity. Consumers can control the use of these technologies through their browsers, operating systems, device settings or “ad-blocking” software or applications. Increased use of such methods, software or applications could harm our business.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.
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
We believe that our brands have significantly contributed to the success of our business. Maintaining and enhancing the brands within Adobe increases our ability to enter new categories, launch new and innovative products to better serve our customers and expand our customer base. Our brands may be negatively affected by the use of our products or services to create or disseminate newsworthy content that is deemed to be misleading, deceptive, or intended to manipulate public opinion (e.g. “DeepFakes”), by the use of our products or services for illicit, objectionable or illegal ends, or by our failure to respond appropriately and expeditiously to such uses of our products and services. Such uses of our products and services may also cause us to face claims related to defamation, rights of publicity and privacy, illegal content, misinformation and personal injury torts. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to appropriately respond to objectionable content created using our products or services or shared on our platforms, our users may lose confidence in our brands and our business and financial results may be adversely affected.
Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, which could slow adoption of AI in our products and services.
Risks Related to the Operation of Our Business
Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity, or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
We process and store significant amounts of employee and customer data, a large volume of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through physical break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of employee or customer data may be obtained through inadequate use of security controls by customers or employees. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to employee or customer data. Additionally, failure by Adobe or our customers to remove the accounts of their own employees, or the granting of accounts in an uncontrolled manner, may allow for access by former employees or other unauthorized individuals. If there were an inadvertent disclosure of customer data, or unauthorized access to the data we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations or fines. In addition, such perceived or actual unauthorized loss or disclosure of the information we collect, process or store, or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, process, use, transmit and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results, reputation and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with regulatory notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses, worms, ransomware or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation or regulatory investigation, and costly and time-intensive notification requirements.
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software (or that of a third-party service provider). If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages or performance issues could occur, which would impact our customers. Such a strain on our infrastructure capacity could subject us to regulatory and customer notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our systems, our reputation could be harmed, we could lose customers, and we could be found liable for damages or incur other losses.
Security vulnerabilities in our products and systems, or in our supply chain, could lead to reduced revenue or to liability claims.
Maintaining the security of our products and services is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate our end points, information systems and network security measures. Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, making it increasingly difficult to detect and successfully defend against them. Certain unauthorized parties have in the past managed, and may again in the future manage, to gain access to and misuse some of our systems and software, or that of our third-party service providers, in order to access the authentication, payment and personal information of our end users’ and employees. In addition, cyber-attackers (which may include individuals or groups, as well as sophisticated groups such as nation-state and state-sponsored attackers, which can deploy significant resources to plan and carry out exploits) also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, services, information systems or networks. Hardware, software and operating system applications that we develop or procure from third parties have contained and may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, mitigate, or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems, including notifying affected parties, may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic, as we shifted nearly all of our workforce to more frequent work-from-home arrangements. We also expect to resume operations in our offices under a hybrid model where a large portion of our workforce will spend a portion of their time working in our offices and a portion of their time working from home. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
These issues affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. From time to time we have identified, and in the future we may identify other, vulnerabilities in some of our applications and services and those of our third-party service providers. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, regularly reviewing our service providers’ security controls, reviewing and auditing our hosted services against independent security control frameworks (such as ISO 27001, SOC 2 and PCI), providing resources such as mandatory security training for our workforce and improving our incident response time, but security vulnerabilities cannot be totally eliminated. The cost of these steps could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite our preventative efforts, actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims), and could lead some customers to stop using certain products or services, to reduce or delay future purchases of products or services, or to use competing products or services. If we do not make the appropriate level of investment in our technology systems or if our systems become out-of-date or obsolete and we are not able to deliver the quality of data security our customers require or that meet our independent security control certification requirements, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks, preventative measures or failure to fully meet independent security control certification requirements could adversely affect our financial results, stock price and reputation.
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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets, including as a result of the COVID-19 pandemic, which has affected and may continue to affect certain sectors of the economy disproportionately. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
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
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
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
As our offerings expand and our customer base grows, our relationships with strategic partners become increasingly valuable. If our contractual relationships with these third parties were to terminate, or if we were unable to renew on favorable terms, our business could be harmed. This is especially the case when the third party’s offerings are integrated with our products and services, or where the third party’s offerings are difficult to substitute or replace. Alternative arrangements for such products and services may not be available to us on commercially reasonable terms, and we may experience business interruptions upon a transition to an alternative partner. The failure of third parties to provide acceptable products and services or to update their technology, including during the COVID-19 pandemic, may result in a disruption to our business operations and those of our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation.
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
Our customers rely on our customer service support organization to resolve issues with our products and services. We depend heavily on third-party customer service and technical support representatives working on our behalf to provide such services, and we expect to continue to rely heavily on third parties in the future. This strategy presents risks to our business since we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed, our ability to sell our offerings could be adversely affected, and we could lose customers and associated revenue.
If we are unable to recruit and retain key personnel, our business may be harmed.
Much of our future success depends on the continued service, availability and performance of our senior management and highly-skilled personnel across all levels of our organization. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including during the COVID-19 pandemic), immigration or the availability of work visas. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense and has recently intensified further due to industry trends in many areas where our employees are located. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, anti-boycott, sanctions and embargoes, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe and the Personal Information Protection Law (“PIPL”) in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information) and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. We are closely monitoring other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the European Union (including the recent issuance of updated Model Clauses) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The invalidation of Privacy Shield and the open questions related to the validity of Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (i.e., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could adversely impact our business, financial condition and results of operations in those jurisdictions.

Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of our patents, trademarks, trade secrets, copyrights and other intellectual property rights could result in lost revenues and ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. We apply for patents in the United States and internationally to protect our newly created technology and if we are unable to obtain patent protection for the technology described in our pending patent, or if the patent is not obtained timely, this could result in revenue loss, adverse effects on operations and harm to our business. We offer our products and services in foreign countries and we may seek intellectual property protection from those foreign legal systems. Some of those foreign countries may not have as robust or comprehensive of intellectual property protection laws and schemes as those offered in the United States In some foreign countries, the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations, enforcing our rights may be difficult or costly.
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
We have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation relating to disputes regarding the validity or alleged infringement of third-party intellectual property rights, including patent rights. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. We may not prevail in every lawsuit or dispute. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
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
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding new standards that may have significant impact to our consolidated financial statements, see the section titled “Recent Accounting Pronouncements Not Yet Effective” in Note 1 of our Notes to Consolidated Financial Statements.
Such changes in accounting principles may have an adverse effect on our business, financial position and results of operations, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”), enacted into law in December 2017, changed existing U.S. tax law and introduced certain international provisions applicable to us. Among other considerations, the applicability and impact of these tax provisions, and of other U.S. or international tax law changes could adversely affect our effective income tax rate and cash flows in future years.
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
In addition, in the United States and other countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our research and development tax credits, intercompany transfer pricing practices and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
Contracting with government entities exposes us to additional risks inherent in the government procurement process.
We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. We have been, are currently and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.
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
Additionally, in connection with our sales efforts to enterprise customers, a number of factors could affect our revenue, including longer-than-expected sales and implementation cycles, potential deferral of revenue and alternative licensing arrangements. If any of our assumptions about revenue from our subscription-based offerings prove incorrect, our actual results may vary materially from those anticipated.

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
Our cash equivalent and short-term investment portfolio as of December 3, 2021 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 3, 2021, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

General Risk Factors
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, and other events beyond our control, such as the COVID-19 pandemic. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness (e.g., international travel bans impacting customers in the travel and hospitality industries). As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Jose, California where we occupy approximately 1.1 million square feet of office space. We own a substantial portion of our San Jose, California properties which we use for research, product development, sales, marketing and administrative purposes. We own and lease properties in various locations throughout the United States which we also use for research, product development, sales, marketing and administrative purposes, and data centers. Outside of the United States, we own and lease properties throughout EMEA and APAC for research, product development, sales and administrative purposes. The largest properties we occupy outside of the United States are the Bangalore, India and Noida, India offices which are approximately 0.4 million and 0.5 million square feet, respectively. We own and lease these properties in India. As of December 3, 2021, we have not terminated any significant lease arrangements.
Additionally, we have ongoing building construction in San Jose, California and Bangalore, India which are currently targeted for completion in fiscal 2022 and 2023, respectively.
During fiscal 2021, our employees across all geographic regions continued to work from home due to the COVID-19 pandemic. Starting in June 2021, we began a phased reopening of all of our U.S. offices and certain of our international offices in areas with sustained low infection rates, and invited fully vaccinated employees located near those reopened offices to return to the office on a voluntary basis. While all our U.S. offices, including our headquarters in San Jose, California, are now open, our reopened offices are operating at reduced capacity with heightened health and safety protocols in place. As conditions continue to fluctuate around the world, our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. We carefully assess, and reassess, conditions on a case-by-case basis to determine when employees can safely return to our offices.
We believe our facilities continue to be suitable for the conduct of our business should we decide to fully reopen our facilities in the next twelve months.
See Note 18 of our Notes to Consolidated Financial Statements for further information regarding our lease obligations.
ITEM 3.  LEGAL PROCEEDINGS
The material set forth in the section titled “Legal Proceedings” in Note 16 of our Notes to Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “ADBE.”
Stockholders
According to the records of our transfer agent, there were 940 holders of record of our common stock on January 14, 2022. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 3, 2021. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$14,434
September 4 — October 1, 2021
Shares repurchased	0.5	$656.47	0.5	$(334)
October 2 — October 29, 2021
Shares repurchased	0.6	$596.55	0.6	$(333)	(2)
October 30 — December 3, 2021
Shares repurchased	0.5	$657.07	0.5	$(333)	(2)

Total	1.6		1.6	$13,434
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In September 2021, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of December 3, 2021, approximately $334 million of the prepayment remained under this agreement.
ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 27, 2020, filed with the SEC on January 15, 2021.
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
•expected costs to develop acquired technologies and patents internally into commercially viable products;

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
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our research and development tax credits, intercompany transfer pricing practices and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have a significant impact on the amounts provided for income taxes in our Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
ACQUISITIONS
In the fourth quarter of fiscal 2021, we completed the acquisition of Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.18 billion and we began integrating Frame.io into our Digital Media reportable segment. In the first quarter of fiscal 2021, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion in cash consideration and we began integrating Workfront into our Digital Experience reportable segment.
See Note 3 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions.

RESULTS OF OPERATIONS
Overview of 2021
For our fiscal 2021, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings. Our financial results for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 and 2019 which were 52-week years.
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
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products, continuing to acquire users with our low cost of entry and delivery of additional features and value to Creative Cloud, and delivering new features and technologies to existing customers with our latest releases. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
We continue to implement strategies that are designed to accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new desktop and mobile applications, as well as targeted promotions and offers that attract past customers and potential users to experience and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.
In October 2021, we acquired Frame.io, a privately held company that provides a cloud-based video collaboration platform, and we began integrating Frame.io into our Digital Media segment.
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
As part of our Creative Cloud and Document Cloud strategies, we utilize a data-driven operating model (“DDOM”) and our Adobe Experience Cloud solutions to raise awareness of our products, drive new customer acquisition, engagement and retention, and optimize customer journeys. As a result, we observed strong growth in Digital Media revenue during fiscal 2021.
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year. We calculate ARR as follows:

Creative ARR	Annual Value of Creative Cloud Subscriptions and Services + Annual Creative ETLA Contract Value
Document Cloud ARR	Annual Value of Document Cloud Subscriptions and Services + Annual Document Cloud ETLA Contract Value
Digital Media ARR	Creative ARR + Document Cloud ARR
Creative ARR exiting fiscal 2021 was $10.30 billion, up from $8.78 billion at the end of fiscal 2020. Document Cloud ARR exiting fiscal 2021 was $1.93 billion, up from $1.47 billion at the end of fiscal 2020. Total Digital Media ARR grew to $12.24 billion at the end of fiscal 2021, up from $10.26 billion at the end of fiscal 2020. Revaluing our ending ARR for fiscal 2021 using currency rates at the beginning of fiscal 2022, our Digital Media ARR at the end of fiscal 2021 would be $12.15 billion or approximately $86 million lower than the ARR reported above.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2021 was $9.55 billion, up from $7.74 billion in fiscal 2020 and representing 23% year-over-year growth. Document Cloud revenue in fiscal 2021 was $1.97 billion, up from $1.50 billion in fiscal 2020 and representing 32% year-over-year growth which reflected an increase in demand driven by new user acquisition for our Document Cloud subscription offerings. Total Digital Media segment revenue grew to $11.52 billion in fiscal 2021, up from $9.23 billion in fiscal 2020 and representing 25% year-over-year growth. These increases were driven by strong net new user growth, including those resulting from the current work-from-home environment reflecting expanded digital engagement.
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
In December 2020, we acquired Workfront, a privately held company that provides a workflow platform, and integrated Workfront into our Digital Experience segment.
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our solutions, including Adobe Analytics, Adobe Experience Platform, Customer Journey Analytics, Adobe Audience Manager and our Real-time Customer Data Platform, deliver robust customer profiles and AI-powered analytics across the customer journey to provide timely, relevant experiences across platforms.
•Content and commerce. Our solutions help customers manage, deliver and optimize content delivery, through Adobe Experience Manager and to enable shopping experiences that scale from mid-market to enterprise businesses, with Adobe Commerce.
•Customer journeys. Our solutions help businesses manage, test, target, personalize and orchestrate campaigns and customer journeys across B2E use cases, including through Marketo Engage, Adobe Campaign, Adobe Target and Journey Optimizer.
•Marketing workflow. We offer Adobe Workfront, a work management platform directed toward marketers to orchestrate campaign workflows.
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
Digital Experience revenue was $3.87 billion in fiscal 2021, up from $3.13 billion in fiscal 2020 which represents 24% year-over-year growth. Driving this increase was the increase in subscription revenue across our offerings which grew to $3.38 billion in fiscal 2021 from $2.66 billion in fiscal 2020, representing 27% year-over-year growth. Also contributing to the increase in Digital Experience subscription revenue was revenue associated with Workfront’s workflow platform offerings. We expect that the addition of Workfront, and continued demand across our portfolio of Digital Experience solutions, will drive revenue growth in future years.
COVID-19 UPDATE
The COVID-19 pandemic continues to have widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. As conditions fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We carefully assess, and reassess, conditions on a case-by-case basis to determine when employees can safely return to our offices and resume business travel. As a result, we have reopened our offices in areas with sustained low infection rates and are allowing fully vaccinated employees to return on a voluntary basis. In addition, we are implementing our reimagined framework for the future of work at Adobe, which is rooted in a flexible and hybrid model enabled by a digital-first mindset.
During the pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions, which has contributed to our continued growth year over year. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the duration of the pandemic and the broader implications of the macro-economic recovery on our business remain uncertain. See the section titled “Risk Factors” in Part I, Item 1A of this report for further discussion of the possible impact of the pandemic on our business.
Financial Performance Summary for Fiscal 2021
Our financial results for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 and 2019 which were 52-week years.
•Total Digital Media ARR of approximately $12.24 billion as of December 3, 2021 increased by $1.98 billion, or 19%, from $10.26 billion as of November 27, 2020. The change in our Digital Media ARR was primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue of $9.55 billion increased by $1.81 billion, or 23%, during fiscal 2021, from $7.74 billion in fiscal 2020. Document Cloud revenue of $1.97 billion increased by $477 million, or 32%, during fiscal 2021, from $1.50 billion in fiscal 2020. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $3.87 billion increased by $742 million, or 24%, during fiscal 2021, from $3.13 billion in fiscal 2020. The increase was primarily due to subscription revenue growth across our offerings, including from our Workfront acquisition.
•Remaining performance obligations of $13.99 billion as of December 3, 2021 increased by $2.65 billion, or 23%, from $11.34 billion as of November 27, 2020, primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings, as well as impacts from our Workfront acquisition.
•Cost of revenue of $1.87 billion increased by $143 million, or 8%, during fiscal 2021, from $1.72 billion in fiscal 2020 primarily due to increases in hosting services and data center costs, partially offset by decreases in Advertising Cloud media costs.
•Operating expenses of $8.12 billion increased by $1.21 billion, or 17%, during fiscal 2021, from $6.91 billion in fiscal 2020 primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.

•Net income of $4.82 billion decreased by $438 million, or 8%, during fiscal 2021 from $5.26 billion in fiscal 2020 primarily due to the change in provision for income taxes, which was largely driven by the non-recurring benefit from income taxes recognized in fiscal 2020 associated with our intra-entity transfers of certain intellectual property rights. To a lesser extent, net income was also impacted by increases in operating expenses, offset by increases in revenue.
•Net cash flows from operations of $7.23 billion during fiscal 2021 increased by $1.50 billion, or 26%, from $5.73 billion in fiscal 2020 primarily due to higher net income adjusted for the net effect of non-cash items and increases in deferred revenue, partially offset by increases in trade receivables.
Revenue

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Subscription	$14,573	$11,626	$9,634	25%
Percentage of total revenue	92%	90%	86%
Product	555	507	648	9%
Percentage of total revenue	4%	4%	6%
Services and other	657	735	889	(11)%
Percentage of total revenue	4%	6%	8%
Total revenue	$15,785	$12,868	$11,171	23%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for fiscal 2021, 2020 and 2019 is as follows:

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Digital Media	$11,048	$8,813	$7,208	25%
Digital Experience	3,379	2,660	2,280	27%
Publishing and Advertising	146	153	146	(5)%
Total subscription revenue	$14,573	$11,626	$9,634	25%
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our OEM and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
Services and Other
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We typically sell our consulting contracts on a time-and-materials and fixed-fee basis. These revenues are recognized as the services are performed for time and materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Transaction-based advertising revenue is recognized on a usage basis as we satisfy the performance obligations to our customers.

Segments
In fiscal 2021, we categorized our products into the following reportable segments:
•Digital Media—Our Digital Media segment provides products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere and accelerate their productivity by modernizing how they view, share, engage with and collaborate on documents and creative content. Our customers include creative professionals, including photographers, video editors, graphic and experience designers and game developers, communicators, including content creators, students, marketers and knowledge workers, and consumers.
•Digital Experience—Our Digital Experience segment provides an integrated platform and set of applications and services that enable brands and businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web application development, high-end printing and our Adobe Advertising Cloud offerings.
Segment Information

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Digital Media	$11,520	$9,233	$7,707	25%
Percentage of total revenue	73%	72%	69%
Digital Experience	3,867	3,125	2,795	24%
Percentage of total revenue	24%	24%	25%
Publishing and Advertising	398	510	669	(22)%
Percentage of total revenue	3%	4%	6%
Total revenue	$15,785	$12,868	$11,171	23%
Digital Media
Revenue by major offerings in our Digital Media reportable segment for fiscal 2021, 2020 and 2019 were as follows:

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Creative Cloud	$9,546	$7,736	$6,482	23%
Document Cloud	1,974	1,497	1,225	32%
Total Digital Media revenue	$11,520	$9,233	$7,707	25%
Revenue from Digital Media increased $2.29 billion during fiscal 2021 as compared to fiscal 2020, driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and expanding subscription base.
Revenue associated with our Creative offerings, which includes our Creative Cloud, increased during fiscal 2021 primarily due to increases in net new subscriptions across our Creative Cloud offerings.
Document Cloud revenue, which includes our Acrobat product family and Adobe Sign service, increased during fiscal 2021 primarily due to increases in subscription revenue driven by strong new user acquisition of our Document Cloud offerings.
Digital Experience
Revenue from Digital Experience increased $742 million during fiscal 2021, as compared to fiscal 2020 primarily due to subscription revenue growth across our offerings including from our Workfront acquisition.

Geographical Information

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Americas	$8,996	$7,454	$6,506	21%
Percentage of total revenue	57%	58%	58%
EMEA	4,252	3,400	2,975	25%
Percentage of total revenue	27%	26%	27%
APAC	2,537	2,014	1,690	26%
Percentage of total revenue	16%	16%	15%
Total revenue	$15,785	$12,868	$11,171	23%
Overall revenue during fiscal 2021 increased in all geographic regions as compared to fiscal 2020 primarily due to increases in Digital Media revenue and, to a lesser extent, increases in Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2021 as compared to fiscal 2020 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During fiscal 2021, the U.S. Dollar primarily weakened against EMEA currencies and the Australian Dollar as compared to fiscal 2020, which increased revenue in U.S. Dollar equivalents by $276 million. During fiscal 2021, the foreign currency impacts to revenue were offset in part by net hedging losses from our cash flow hedging program of $18 million.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Cost of Revenue

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Subscription	$1,374	$1,108	$926	24%
Percentage of total revenue	9%	9%	8%
Product	41	36	40	14%
Percentage of total revenue	*	*	*
Services and other	450	578	707	(22)%
Percentage of total revenue	3%	4%	6%
Total cost of revenue	$1,865	$1,722	$1,673	8%
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
Cost of subscription revenue increased due to the following:

Components of % Change 2021-2020
Hosting services and data center costs	12%
Base compensation and related benefits associated with headcount	5
Incentive compensation, cash and stock-based	4
Royalty costs	3
Total change	24%

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
Cost of services and other decreased during fiscal 2021 as compared to fiscal 2020 mainly due to lower media costs related to Advertising Cloud offerings that were discontinued beginning in the second quarter of fiscal 2020.
Operating Expenses

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Research and development	$2,540	$2,188	$1,930	16%
Percentage of total revenue	16%	17%	17%
Sales and marketing	4,321	3,591	3,244	20%
Percentage of total revenue	27%	28%	29%
General and administrative	1,085	968	881	12%
Percentage of total revenue	7%	8%	8%
Amortization of intangibles	172	162	175	6%
Percentage of total revenue	1%	1%	2%
Total operating expenses	$8,118	$6,909	$6,230	17%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased due to the following:

Components of % Change 2021-2020
Incentive compensation, cash and stock-based	8%
Base compensation and related benefits associated with headcount	6
Professional and consulting fees	2
Total change	16%
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

Sales and marketing expenses increased due to the following:

Components of % Change 2021-2020
Marketing spend related to campaigns, events and overall marketing efforts	10%
Incentive compensation, cash and stock-based	5
Base compensation and related benefits associated with headcount	3
Transaction fees	2
Total change	20%
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
General and administrative expenses increased due to the following:

Components of % Change 2021-2020
Incentive compensation, cash and stock-based	9%
Base compensation and related benefits associated with headcount	4
Bad debt expense	(4)
Software licenses	2
Various individually insignificant items	1
Total change	12%
Amortization of Intangibles
Amortization expense increased during fiscal 2021 as compared to fiscal 2020 primarily due to amortization expense associated with intangible assets purchased through our acquisition of Workfront. The increase in amortization expense is offset in part by the impact of certain intangible assets from previous acquisitions, including Marketo and Omniture, becoming fully amortized in fiscal 2020.
Non-Operating Income (Expense), Net

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Interest expense	$(113)	$(116)	$(157)	(3)%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	16	13	52	23%
Percentage of total revenue	*	*	*
Other income (expense), net	—	42	42	**
Percentage of total revenue	*	*	*
Total non-operating income (expense), net	$(97)	$(61)	$(63)	59%
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.

Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1.

Interest expense decreased during fiscal 2021 as compared to fiscal 2020 primarily due to lower average interest rates on our debt instruments that were refinanced in the first quarter of fiscal 2020. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt instruments.
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
Other income (expense), decreased during fiscal 2021 primarily due to decreases in interest income driven by lower average interest rates and increases in foreign exchange losses.
Provision for (Benefit from) Income Taxes

(dollars in millions)	2021	2020	2019	% Change 2021-2020
Provision for (benefit from) income taxes	$883	$(1,084)	$254	**
Percentage of total revenue	6%	(8)%	2%
Effective tax rate	15%	(26)%	8%
_________________________________________
(**)    Percentage is not meaningful.
Our effective tax rate increased by approximately 41 percentage points during fiscal 2021 as compared to fiscal 2020. The higher effective tax rate was primarily due to the non-recurring tax benefits recognized during fiscal 2020 as a result of the change in our corporate tax trading structure, and the corresponding change in geographic mix of international income in fiscal 2021.
Our effective tax rate for fiscal 2021 was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits related to stock-based compensation.
During fiscal 2020, we completed intra-entity transfers of certain IP rights to our Irish subsidiary in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Irish subsidiary recognized deferred tax assets for the book and tax basis difference of the transferred IP rights. As a result of these transactions, we recorded deferred tax assets, net of valuation allowance, and related tax benefits totaling $1.35 billion, based on the fair value of the IP rights transferred. The tax-deductible amortization related to the transferred IP rights is recognized over the period of economic benefit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $335 million as of December 3, 2021, primarily attributable to certain state credits and foreign intangible assets.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The current U.S. tax law subjects the earnings of certain foreign subsidiaries to U.S. tax and generally allows an exemption from taxation for distributions from foreign subsidiaries.
In the current global tax policy environment, the U.S. Treasury and other domestic and foreign governing bodies continue to consider, and in some cases introduce, changes in regulations applicable to corporate multinationals such as Adobe. As regulations are issued, we account for finalized regulations in the period of enactment.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our provision for (benefit from) income taxes.

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $289 million, $201 million and $173 million for fiscal 2021, 2020 and 2019, respectively. If the total unrecognized tax benefits at December 3, 2021, November 27, 2020 and November 29, 2019 were recognized, $199 million, $136 million and $116 million would decrease the respective effective tax rates.
The combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $22 million and $26 million for fiscal 2021 and 2020, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million over the next 12 months.
In addition, in the United States and other countries where we conduct business and in jurisdictions in which we are subject to tax, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals such as Adobe. These countries, other governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations and interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our research and development tax credits, intercompany transfer pricing practices and other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 3, 2021	November 27, 2020
Cash and cash equivalents	$3,844	$4,478
Short-term investments	$1,954	$1,514
Working capital	$1,737	$2,634
Stockholders’ equity	$14,797	$13,264
A summary of our cash flows for fiscal 2021, 2020 and 2019 is as follows:

(in millions)	2021	2020	2019
Net cash provided by operating activities	$7,230	$5,727	$4,422
Net cash used for investing activities	(3,537)	(414)	(456)
Net cash used for financing activities	(4,301)	(3,488)	(2,946)
Effect of foreign currency exchange rates on cash and cash equivalents	(26)	3	(13)
Net increase (decrease) in cash and cash equivalents	$(634)	$1,828	$1,007
Our primary source of cash is receipts from revenue. Our primary uses of cash are our stock repurchase program as described below, payroll-related expenses, general operating expenses including marketing, travel and office rent, and cost of revenue. Other sources of cash include proceeds from participation in the employee stock purchase plan. Other uses of cash include business acquisitions, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
Cash Flows from Operating Activities
For fiscal 2021, net cash provided by operating activities of $7.23 billion was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with increases in deferred revenue driven by Digital Media and Digital Experience offerings. The primary working capital use of cash were increases in prepaid expenses and other assets together with increases in trade receivables. The increases in prepaid expenses and other assets were driven by sales commissions paid and capitalized and the timing of billings and payments associated with certain vendors. The increases in trade receivables were attributable to the timing of billings.
Cash Flows from Investing Activities
For fiscal 2021, net cash used for investing activities of $3.54 billion was primarily due to our acquisition of Workfront, Frame.io and ongoing capital expenditures. See Note 3 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions.
Cash Flows from Financing Activities
For fiscal 2021, net cash used for financing activities of $4.30 billion was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, which were offset by proceeds from re-issuance of common stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2022 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in the section titled “Risk Factors” in Part I, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months.

Our cash equivalent and short-term investment portfolio as of December 3, 2021 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
We expect to continue our investing activities, including short-term and long-term investments, purchases of computer systems for research and development, sales and marketing, product support and administrative staff, and facilities expansion. As of December 3, 2021, we expect our capital investment to be approximately $180 million to $220 million, primarily to fund our San Jose and Bangalore construction projects during fiscal 2022. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
Revolving Credit Agreement
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of December 3, 2021, there were no outstanding borrowings under this credit agreement and the entire $1 billion credit line remains available for borrowing. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of December 3, 2021, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $4.15 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of December 3, 2021, the carrying value of our senior notes was $4.12 billion and our maximum commitment for interest payments was $514 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 3, 2021, the value of our non-cancellable unconditional purchase obligations was $1.38 billion. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2031. As of December 3, 2021, the value of our obligations under operating leases was $604 million. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.
Our transition tax liability related to historical undistributed foreign earnings, which was accrued as a result of the U.S. Tax Act, was approximately $349 million as of December 3, 2021 and is payable in installments through fiscal 2026. As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes under current U.S. tax law.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted authority to repurchase up to $8 billion in our common stock, which we fully utilized during fiscal 2021. In December 2020, our Board of Directors granted additional authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
During fiscal 2021, 2020 and 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $3.95 billion, $3.05 billion and $2.75 billion, respectively. We repurchased approximately 7.2 million shares at an average price of $536.17 per share in fiscal 2021, 8.0 million shares at an average price of $376.38 per share in fiscal 2020, and 9.9 million shares at an average price of $270.23 per share in fiscal 2019.
Subsequent to December 3, 2021, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares, which represents approximately 75% of our prepayment. The remaining balance will be settled during our third quarter of fiscal 2022. Upon completion of the $2.4 billion accelerated share repurchase agreement, $10.7 billion remains under our December 2020 authority.
See section titled "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part I, Item 5 of this report for stock repurchases during the quarter ended December 3, 2021 and Note 14 of our Notes to Consolidated Financial Statements for further details regarding our stock repurchase program.
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
Our significant foreign currency revenue exposures for fiscal 2021, 2020 and 2019 were as follows :

(in millions)	2021	2020	2019
Euro	€2,209	€1,887	€1,603
Japanese Yen	¥104,829	¥88,640	¥73,158
British Pounds	£669	£562	£503
Australian Dollars	$768	$645	$538
As of December 3, 2021, the total notional amounts of all outstanding foreign exchange contracts, including options and forwards, were $3.03 billion, which included the notional equivalent of $1.47 billion in Euros, $480 million in British Pounds, $448 million in Japanese Yen, $338 million in Australian Dollars and $299 million in other foreign currencies. As of December 3, 2021, all contracts were set to expire at various dates through June 2022. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 3, 2021. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $172 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $76 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of December 3, 2021 and November 27, 2020, this long-term investment exposure totaled an absolute notional equivalent of $749 million and $598 million, respectively, with the year-over-year increase primarily driven by earnings growth. At this time, we do not hedge these long-term investment exposures.
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
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue. For the fiscal year ended December 3, 2021, there were no net gains or losses recognized in revenue relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At December 3, 2021, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 3, 2021, we had debt securities classified as short-term investments of $1.95 billion. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our investment portfolio as of December 3, 2021, based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve. A 150 basis point increase in interest rates would lead to a $27 million decrease in the market value of our short-term investments. Conversely, a 150 basis point decrease in interest rates would lead to a $14 million increase in the market value of our short-term investments.
Senior Notes
As of December 3, 2021, we had $4.15 billion of senior notes outstanding which bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with changes in interest rates. As of December 3, 2021, the total carrying amount of our senior notes was $4.12 billion and the related fair value based on observable market prices in less active markets was $4.29 billion.
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

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 3, 2021	November 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,844	$4,478
Short-term investments	1,954	1,514
Trade receivables, net of allowances for doubtful accounts of $16 and of $21, respectively	1,878	1,398
Prepaid expenses and other current assets	993	756
Total current assets	8,669	8,146
Property and equipment, net	1,673	1,517
Operating lease right-of-use assets, net	443	487
Goodwill	12,668	10,742
Other intangibles, net	1,820	1,359
Deferred income taxes	1,085	1,370
Other assets	883	663
Total assets	$27,241	$24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$312	$306
Accrued expenses	1,736	1,422
Deferred revenue	4,733	3,629
Income taxes payable	54	63
Operating lease liabilities	97	92
Total current liabilities	6,932	5,512
Long-term liabilities:
Debt	4,123	4,117
Deferred revenue	145	130
Income taxes payable	534	529
Deferred income taxes	5	10
Operating lease liabilities	453	499
Other liabilities	252	223
Total liabilities	12,444	11,020

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 475 and 479 shares outstanding, respectively	—	—
Additional paid-in-capital	8,428	7,357
Retained earnings	23,905	19,611
Accumulated other comprehensive income (loss)	(137)	(158)
Treasury stock, at cost (126 and 122 shares, respectively)	(17,399)	(13,546)
Total stockholders’ equity	14,797	13,264
Total liabilities and stockholders’ equity	$27,241	$24,284
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	December 3, 2021	November 27, 2020	November 29, 2019
Revenue:
Subscription	$14,573	$11,626	$9,634
Product	555	507	648
Services and other	657	735	889
Total revenue	15,785	12,868	11,171
Cost of revenue:
Subscription	1,374	1,108	926
Product	41	36	40
Services and other	450	578	707
Total cost of revenue	1,865	1,722	1,673
Gross profit	13,920	11,146	9,498
Operating expenses:
Research and development	2,540	2,188	1,930
Sales and marketing	4,321	3,591	3,244
General and administrative	1,085	968	881
Amortization of intangibles	172	162	175
Total operating expenses	8,118	6,909	6,230
Operating income	5,802	4,237	3,268
Non-operating income (expense):
Interest expense	(113)	(116)	(157)
Investment gains (losses), net	16	13	52
Other income (expense), net	—	42	42
Total non-operating income (expense), net	(97)	(61)	(63)
Income before income taxes	5,705	4,176	3,205
Provision for (benefit from) income taxes	883	(1,084)	254
Net income	$4,822	$5,260	$2,951
Basic net income per share	$10.10	$10.94	$6.07
Shares used to compute basic net income per share	477	481	486
Diluted net income per share	$10.02	$10.83	$6.00
Shares used to compute diluted net income per share	481	485	492
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	December 3, 2021	November 27, 2020	November 29, 2019
	Increase/(Decrease)
Net income	$4,822	$5,260	$2,951
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(8)	3	29
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	(1)	—
Net increase (decrease) from available-for-sale securities	(8)	2	29
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	69	(44)	—
Reclassification adjustment for realized gains / losses on derivative instruments	20	6	(44)
Net increase (decrease) from derivatives designated as hedging instruments	89	(38)	(44)
Foreign currency translation adjustments	(60)	66	(25)
Other comprehensive income (loss), net of taxes	21	30	(40)
Total comprehensive income, net of taxes	$4,843	$5,290	$2,911
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2018	601	$—	$5,685	$11,816	$(148)	(113)	$(7,991)	$9,362
Impacts of adoption of the new revenue standard	—	—	—	442	—	—	—	442
Net income	—	—	—	2,951	—	—	—	2,951
Other comprehensive income (loss), net of taxes	—	—	—	—	(40)	—	—	(40)
Re-issuance of treasury stock under stock compensation plans	—	—	48	(380)	—	5	125	(207)
Repurchases of common stock	—	—	—	—	—	(10)	(2,750)	(2,750)
Stock-based compensation	—	—	771	—	—	—	—	771
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	5,260	—	—	—	5,260
Other comprehensive income (loss), net of taxes	—	—	—	—	30	—	—	30
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(478)	—	4	123	(411)
Repurchases of common stock	—	—	—	—	—	(8)	(3,050)	(3,050)
Stock-based compensation	—	—	909	—	—	—	—	909
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	4,822	—	—	—	4,822
Other comprehensive income (loss), net of taxes	—	—	—	—	21	—	—	21
Re-issuance of treasury stock under stock compensation plans	—	—	—	(528)	—	3	100	(428)
Repurchases of common stock	—	—	—	—	—	(7)	(3,950)	(3,950)
Equity awards assumed for acquisition	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	1,069	—	—	—	—	1,069
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 3, 2021	November 27, 2020	November 29, 2019
Cash flows from operating activities:
Net income	$4,822	$5,260	$2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	788	757	757
Stock-based compensation	1,069	909	788
Reduction of operating lease right-of-use assets	73	87	—
Deferred income taxes	183	(1,501)	3
Unrealized losses (gains) on investments, net	(4)	(11)	(48)
Other non-cash items	7	40	14
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(430)	106	(188)
Prepaid expenses and other assets	(475)	(288)	(551)
Trade payables	(20)	96	23
Accrued expenses and other liabilities	162	86	172
Income taxes payable	2	(72)	4
Deferred revenue	1,053	258	497
Net cash provided by operating activities	7,230	5,727	4,422
Cash flows from investing activities:
Purchases of short-term investments	(1,533)	(1,071)	(700)
Maturities of short-term investments	877	915	700
Proceeds from sales of short-term investments	191	167	86
Acquisitions, net of cash acquired	(2,682)	—	(101)
Purchases of property and equipment	(348)	(419)	(395)
Purchases of long-term investments, intangibles and other assets	(42)	(15)	(49)
Proceeds from sales of long-term investments and other assets	—	9	3
Net cash used for investing activities	(3,537)	(414)	(456)
Cash flows from financing activities:
Repurchases of common stock	(3,950)	(3,050)	(2,750)
Proceeds from re-issuance of treasury stock	291	270	233
Taxes paid related to net share settlement of equity awards	(719)	(681)	(440)
Proceeds from issuance of debt	—	3,144	—
Repayment of debt	—	(3,150)	—
Other financing activities, net	77	(21)	11
Net cash used for financing activities	(4,301)	(3,488)	(2,946)
Effect of foreign currency exchange rates on cash and cash equivalents	(26)	3	(13)
Net increase (decrease) in cash and cash equivalents	(634)	1,828	1,007
Cash and cash equivalents at beginning of year	4,478	2,650	1,643
Cash and cash equivalents at end of year	$3,844	$4,478	$2,650
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$843	$469	$352
Cash paid for interest	$100	$88	$152
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Founded in 1982, Adobe is one of the largest and most diversified software companies in the world. We offer a line of products and services used by creative professionals, including photographers, video editors, graphic and experience designers and game developers; communicators, including content creators, students, marketers and knowledge workers; businesses of all sizes; and consumers for creating, managing, delivering, measuring, optimizing, engaging and transacting with compelling content and experiences across personal computers, smartphones, other electronic devices and digital media formats.
We market our products and services directly to enterprise customers through our sales force and local field offices. We license our products to end users through app stores and our own website at www.adobe.com. We offer many of our products via a Software-as-a-Service (“SaaS”) model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. We also distribute certain products and services through a network of distributors, value-added resellers (“VARs”), systems integrators (“SIs”), independent software vendors (“ISVs”), retailers, software developers and original equipment manufacturers (“OEMs”). In addition, we license our technology to hardware manufacturers, software developers and service providers for use in their products and solutions. Our products run on desktop and laptop computers, smartphones, tablets, other devices and the web, depending on the product. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
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
Use of Estimates
In preparing Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, litigation and income taxes. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 is a 53-week year compared with fiscal 2020 and 2019 which were 52-week years.
Reclassifications
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Notes to Consolidated Financial Statements.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscription, Product and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of cloud-enabled subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support. Certain revenue arrangements provide customers with unilateral cancellation rights, or options to either renew monthly on-premise term-based licenses or use committed funds to purchase other Adobe products or services.
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
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time or based on usage for certain of our OEM and royalty agreements. Revenue from non-cloud enabled on-premise licenses without unilateral cancellation rights or monthly renewal options is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on our Consolidated Statements of Income. Revenue from on-premise term license or term licensing arrangements with unilateral cancellation rights or monthly renewal options, and any associated maintenance and support, is classified as subscription revenue.
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We typically sell our consulting contracts on a time-and-materials and fixed-fee basis. These revenues are recognized as the services are performed for time and materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Our transaction-based advertising offerings, where fees are based on a number of impressions per month and invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient.
Judgments
Our contracts with customers may include multiple goods and services. For example, some of our offerings include both on-premise and/or on-device software licenses and cloud services. Determining whether the software licenses and the cloud services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 3, 2021, our leases had remaining lease terms of up to 10 years, some of which included options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
In accordance with accounting requirements, leases with an initial term of 12 months or less are recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We completed our annual goodwill impairment test in the second quarter of fiscal 2021. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for all periods presented.
During fiscal 2021, our intangible assets were amortized over their estimated useful lives ranging from 2 to 15 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Customer contracts and relationships	10
Purchased technology	5
Trademarks	9
Other	4
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock
Prepayments made for repurchases of our common stock are classified as treasury stock on our Consolidated Balance Sheets and only shares physically delivered to us at period ends are excluded from the computation of earnings per share.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2021, 2020 and 2019 were $540 million, $362 million and $221 million, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
There have been no other new accounting pronouncements made effective during fiscal 2021 that have significance, or potential significance, to our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Effective
To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.
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
Our business is organized into the following reportable segments:
•Digital Media—Our Digital Media segment provides products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere and accelerate their productivity by modernizing how they view, share, engage with and collaborate on documents and creative content. Our customers include creative professionals, including photographers, video editors, graphic and experience designers and game developers, communicators, including content creators, students, marketers and knowledge workers, and consumers.
•Digital Experience—Our Digital Experience segment provides an integrated platform and set of applications and services that enable brands and businesses to create, manage, execute, measure, monetize and optimize customer

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web application development, high-end printing and our Adobe Advertising Cloud offerings.
Our segment revenue and results for fiscal 2021, 2020 and 2019 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Fiscal 2021
Revenue	$11,520	$3,867	$398	$15,785
Cost of revenue	429	1,321	115	1,865
Gross profit	$11,091	$2,546	$283	$13,920
Gross profit as a percentage of revenue	96%	66%	71%	88%
Fiscal 2020
Revenue	$9,233	$3,125	$510	$12,868
Cost of revenue	352	1,126	244	1,722
Gross profit	$8,881	$1,999	$266	$11,146
Gross profit as a percentage of revenue	96%	64%	52%	87%
Fiscal 2019
Revenue	$7,707	$2,795	$669	$11,171
Cost of revenue	290	1,056	327	1,673
Gross profit	$7,417	$1,739	$342	$9,498
Gross profit as a percentage of revenue	96%	62%	51%	85%
We generally categorize revenue by geographic area based on where the customer manages their utilization of our offerings. Revenue by geographic area for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Americas:
United States	$8,104	$6,745	$5,903
Other	892	709	603
Total Americas	8,996	7,454	6,506
EMEA	4,252	3,400	2,975
APAC	2,537	2,014	1,690
Revenue	$15,785	$12,868	$11,171
Revenue by major offerings in our Digital Media reportable segment for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Creative Cloud	$9,546	$7,736	$6,482
Document Cloud	1,974	1,497	1,225
Total Digital Media revenue	$11,520	$9,233	$7,707

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subscription revenue by segment for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Digital Media	$11,048	$8,813	$7,208
Digital Experience	3,379	2,660	2,280
Publishing and Advertising	146	153	146
Total subscription revenue	$14,573	$11,626	$9,634
Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of December 3, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.88 billion, inclusive of unbilled receivables of $82 million. As of November 27, 2020, the balance of trade receivables, net of allowance for doubtful accounts, was $1.40 billion, inclusive of unbilled receivables of $84 million.
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
During fiscal 2021, 2020 and 2019, our allowance for doubtful accounts activities were as follows:

(in millions)	2021	2020	2019
Beginning balance	$21	$10	$15
Increase due to acquisition	3	—	—
Adjustments to reserve balance	(3)	31	5
Write-offs, net of recoveries	(5)	(20)	(10)
Ending balance	$16	$21	$10
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance and other economic or business factors. Contract asset impairments were not material in fiscal 2021. Contract assets were $85 million and $81 million as of December 3, 2021 and November 27, 2020, respectively.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. Customers are typically invoiced for these agreements in regular installments and revenue is recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration,

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

invoice timing, size and new business linearity within the quarter. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements.
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
As of December 3, 2021, the balance of deferred revenue was $4.88 billion, which includes $88 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of November 27, 2020, the balance of deferred revenue was $3.76 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through acquisition, which were offset by decreases due to revenue recognized in the period. During the year ended December 3, 2021, approximately $3.55 billion of revenue was recognized that was included in the balance of deferred revenue as of November 27, 2020.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including the timing of renewals and average contract term. We applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, sales- and usage-based royalties not yet consumed and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were approximately $13.99 billion as of December 3, 2021. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 72% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2021 and 2020, we amortized $212 million and $186 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses in fiscal 2021 and 2020.
Capitalized contract acquisition costs were $611 million and $530 million as of December 3, 2021 and November 27, 2020, of which $406 million and $352 million was long-term and included in other assets in the Consolidated Balance Sheets,

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets. Refund liabilities were $128 million and $127 million as of December 3, 2021 and November 27, 2020, respectively.
Significant Customers
For all periods presented, there were no customers that represented at least 10% of net revenue or that were responsible for over 10% of our trade receivables.
NOTE 3.  ACQUISITIONS
Frame.io
On October 7, 2021, we completed the acquisition of Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.18 billion, primarily in cash consideration. The financial results of Frame.io have been included in our Consolidated Financial Statements since the date of the acquisition. Frame.io is reported as part of our Digital Media reportable segment.
The table below represents the preliminary purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of October 7, 2021. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. Fair values associated with the net tax liabilities assumed and their related impact to goodwill were pending finalization as of the reporting date.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Purchased technology	$331	4
In-process research and development (1)	19	N/A
Trademarks	4	3
Customer contracts and relationships	3	10
Total identifiable intangible assets	357
Net liabilities assumed	(39)	N/A
Goodwill (2)	865	N/A
Total purchase price	$1,183
_________________________________________
(1)    Capitalized as purchased technology and considered indefinite lived until the completion or abandonment of the associated research and development efforts.
(2)    Non-deductible for tax-purposes.
Pro forma financial information has not been presented for the Frame.io acquisition as the impact to our Consolidated Financial Statements was not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Workfront
On December 7, 2020, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion in cash consideration. The financial results of Workfront have been included in our Consolidated Financial Statements since the date of the acquisition. Workfront is reported as part of our Digital Experience reportable segment.
The table below represents the final purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of December 7, 2020. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. During fiscal 2021, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to net tax liabilities assumed and their related impact to goodwill.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$290	10
Purchased technology	100	3
Backlog	40	2
Trademarks	30	5
Total identifiable intangible assets	460
Net liabilities assumed	(31)	N/A
Goodwill (1)	1,095	N/A
Total purchase price	$1,524
_________________________________________
(1)    Non-deductible for tax-purposes.
Pro forma financial information has not been presented for the Workfront acquisition as the impact to our Consolidated Financial Statements was not material.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and unrealized non-credit-related losses of marketable debt securities are included in accumulated other comprehensive income, net of taxes, in our Consolidated Balance Sheets. Unrealized credit-related losses are recorded to other income (expense), net in our Consolidated Statements of Income with a corresponding allowance for credit-related losses in our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized in our Consolidated Statements of Income.
Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$750	$—	$—	$750
Cash equivalents:
Corporate debt securities	5	—	—	5
Money market funds	2,914	—	—	2,914
Time deposits	175	—	—	175
Total cash equivalents	3,094	—	—	3,094
Total cash and cash equivalents	3,844	—	—	3,844
Short-term fixed income securities:
Asset-backed securities	124	—	—	124
Corporate debt securities	1,426	2	(3)	1,425
Municipal securities	28	—	—	28
U.S. Treasury securities	378	—	(1)	377
Total short-term investments	1,956	2	(4)	1,954
Total cash, cash equivalents and short-term investments	$5,800	$2	$(4)	$5,798

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$849	$—	$—	$849
Cash equivalents:
Corporate debt securities	28	—	—	28
Money market funds	3,483	—	—	3,483
Time deposits	118	—	—	118
Total cash equivalents	3,629	—	—	3,629
Total cash and cash equivalents	4,478	—	—	4,478
Short-term fixed income securities:
Asset-backed securities	105	1	—	106
Corporate debt securities	1,378	8	—	1,386
Foreign government securities	3	—	—	3
Municipal securities	19	—	—	19
Total short-term investments	1,505	9	—	1,514
Total cash, cash equivalents and short-term investments	$5,983	$9	$—	$5,992
See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of December 3, 2021:

(in millions)	Estimated Fair Value
Due within one year	$772
Due between one and two years	693
Due between two and three years	443
Due after three years	46
Total	$1,954
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2021, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at December 3, 2021 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$5	$—	$5	$—
Money market funds	2,914	2,914	—	—
Time deposits	175	175	—	—
Short-term investments:
Asset-backed securities	124	—	124	—
Corporate debt securities	1,425	—	1,425	—
Municipal securities	28	—	28	—
U.S. Treasury securities	377	—	377	—
Prepaid expenses and other current assets:
Foreign currency derivatives	98	—	98	—
Other assets:
Deferred compensation plan assets	151	151	—	—
Total assets	$5,297	$3,240	$2,057	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$8	$—	$8	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at November 27, 2020 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$28	$—	$28	$—
Money market funds	3,483	3,483	—	—
Time deposits	118	118	—	—
Short-term investments:
Asset-backed securities	106	—	106	—
Corporate debt securities	1,386	—	1,386	—
Foreign government securities	3	—	3	—
Municipal securities	19	—	19	—
Prepaid expenses and other current assets:
Foreign currency derivatives	15	—	15	—
Other assets:
Deferred compensation plan assets	116	116	—	—
Total assets	$5,274	$3,717	$1,557	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

See Note 4 for further information regarding the fair value of our financial instruments.
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA-. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore categorize all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
The fair values of our money market funds, time deposits and deferred compensation plan assets, which consist of money market and other mutual funds, are based on quoted prices in active markets at the measurement date.
Our over-the-counter foreign currency derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange and interest rate data at the measurement date.
Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $4.29 billion as of December 3, 2021, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. As of December 3, 2021 and November 27, 2020, total notional amounts of outstanding cash flow hedges were $2.06 billion and $1.53 billion, respectively, hedging exposures denominated in Euros, British Pounds, Japanese Yen and Australian Dollars.
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
As of December 3, 2021, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $56 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $4 million is expected to be recognized into interest expense within the next 12 months.
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
Effective in the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income (loss). Prior to this, we recorded the time value of purchased contracts in other income (expense), net in our Consolidated Statements of Income. The impact of the de-designation of our hedges due to the change in methodology in the third quarter of fiscal 2019 was not material.
For fiscal 2021, 2020 and 2019, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. The changes in fair value of these

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts are recorded to other income (expense), net in our Consolidated Statements of Income. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related contracts.
As of December 3, 2021, total notional amounts of outstanding foreign currency forward contracts were $973 million, primarily hedging exposures denominated in Euros, British Pounds, Australian Dollars and Canadian Dollars. As of November 27, 2020, total notional amounts of outstanding contracts were $492 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen, Indian Rupees and Australian Dollars. At December 3, 2021 and November 27, 2020, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 3, 2021 and November 27, 2020 were as follows:

(in millions)	2021		2020
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)	$91	$—	$12	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	7	8	3	4
Total derivatives	$98	$8	$15	$4
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our Consolidated Balance Sheets.
Gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$69	$(43)	$23
Treasury lock	$—	$(1)	$(23)
The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	Financial Statement Classification	2021	2020	2019
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts (1)
Net gain (loss) reclassified from accumulated OCI into income, net of tax	Revenue	$(16)	$3	$39
Amount excluded from effectiveness testing and ineffective portion	Other income (expense), net	$—	$—	$(24)
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income, net of tax	Interest expense	$(4)	$(3)	$(1)
Derivatives not designated as hedging relationships:
Foreign exchange option contracts	Revenue	$—	$—	$1
Foreign exchange forward contracts	Other income (expense), net	$(3)	$5	$4
_________________________________________
(1)Starting the third quarter of fiscal 2019, all changes in fair value of our foreign currency cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 3, 2021 and November 27, 2020:

(in millions)	2021	2020
Computers and other equipment	$1,255	$1,287
Buildings	560	561
Building improvements	344	340
Leasehold improvements	268	284
Land	145	145
Furniture and fixtures	150	159
Capital projects in-progress	402	199
Total	3,124	2,975
Less: Accumulated depreciation and amortization	(1,451)	(1,458)
Property and equipment, net	$1,673	$1,517
Depreciation and amortization expense of property and equipment for fiscal 2021, 2020 and 2019 was $207 million, $192 million and $173 million, respectively.
Property and equipment, net, by geographic area as of December 3, 2021 and November 27, 2020 was as follows:

(in millions)	2021	2020
Americas:
United States	$1,480	$1,328
Other	1	2
Total Americas	1,481	1,330
EMEA	63	64
APAC	129	123
Property and equipment, net	$1,673	$1,517
NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for fiscal 2021 and 2020 was as follows:

(in millions)	2019	Reclassification(2)	Other(1)	2020	Acquisitions	Other(1)	2021
Digital Media	$2,865	$—	$3	$2,868	$865	$(2)	$3,731
Digital Experience	7,448	(20)	48	7,476	1,095	(32)	8,539
Publishing and Advertising	378	20	—	398	—	—	398
Goodwill	$10,691	$—	$51	$10,742	$1,960	$(34)	$12,668
_________________________________________
(1)Amounts consist of foreign currency translation adjustments.
(2)In the fourth quarter of fiscal 2020, we moved our Advertising Cloud offerings from our Digital Experience segment into our new Publishing and Advertising segment, which combined Advertising Cloud with our previous Publishing segment.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net, as of December 3, 2021 and November 27, 2020 were as follows:

(in millions)	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,213	$(379)	$834	$958	$(289)	$669
Purchased technology	1,053	(344)	709	756	(347)	409
Trademarks	376	(128)	248	384	(122)	262
Other	60	(31)	29	84	(65)	19
Other intangibles, net	$2,702	$(882)	$1,820	$2,182	$(823)	$1,359
In fiscal 2021, other intangibles increased primarily due to identifiable intangible assets acquired through Workfront and Frame.io, partially offset by certain other intangibles associated with our previous acquisitions that became fully amortized and were removed from the Consolidated Balance Sheets.
Amortization expense related to other intangibles was $354 million, $367 million and $402 million for fiscal 2021, 2020 and 2019 respectively. Of these amounts, $181 million, $205 million and $227 million were included in cost of sales for fiscal 2021, 2020 and 2019 respectively.
Other intangibles are amortized over their estimated useful lives of 2 to 15 years. As of December 3, 2021, the estimated aggregate amortization expense for each of the five succeeding fiscal years was as follows:

(in millions)	Other Intangibles(1)
2022	$398
2023	367
2024	322
2025	286
2026	142
Thereafter	286
Total expected amortization expense	$1,801
_________________________________________
(1)Excludes $19 million of capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of December 3, 2021 and November 27, 2020 consisted of the following:

(in millions)	2021	2020
Accrued compensation and benefits	$490	$375
Accrued bonuses	455	330
Refund liabilities	128	127
Taxes payable	119	95
Accrued corporate marketing	96	134
Royalties payable	40	34
Accrued hosting fees	37	66
Accrued interest expense	34	32
Other	337	229
Accrued expenses	$1,736	$1,422

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other primarily includes accrued media costs, collateral received related to master netting arrangements and general corporate accruals for local and regional expenses, including accruals for fees associated with the cancellation of corporate events.
NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2021, 2020 and 2019 consisted of the following:

(in millions)	2021	2020	2019
Domestic	$1,736	$1,090	$438
Foreign	3,969	3,086	2,767
Income before income taxes	$5,705	$4,176	$3,205
The provision for (benefit from) income taxes for fiscal 2021, 2020 and 2019 consisted of the following:

(in millions)	2021	2020	2019
Current:
United States federal	$391	$119	$7
Foreign	197	222	211
State and local	103	79	31
Total current	691	420	249
Deferred:
United States federal	(148)	(123)	23
Foreign	359	(1,313)	(12)
State and local	(19)	(68)	(6)
Total deferred	192	(1,504)	5
Provision for (benefit from) income taxes	$883	$(1,084)	$254
Intra-Entity Transfers of Certain Intellectual Property Rights (“IP rights”)
During fiscal 2020, we completed intra-entity transfers of certain IP rights to our Irish subsidiary in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Irish subsidiary recognized deferred tax assets for the book and tax basis difference of the transferred IP rights. As a result of these transactions, we recorded deferred tax assets, net of valuation allowance, and related tax benefits totaling $1.35 billion, based on the fair value of the IP rights transferred. The determination of the fair value involves significant judgment on future revenue growth, operating margins and discount rates. The tax-deductible amortization related to the transferred IP rights is recognized over the period of economic benefit.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Provision for (Benefit from) Income Taxes
Total income tax expense differed from the expected tax expense, computed by multiplying the U.S. federal statutory rate of 21% in fiscal 2021, 2020 and 2019 by income before income taxes, as a result of the following:

(in millions)	2021	2020	2019
Computed “expected” tax expense	$1,198	$877	$673
Impacts of intra-entity IP transfers	—	(1,360)	—
Effects of non-U.S. operations	(23)	(337)	(224)
Stock-based compensation	(157)	(154)	(86)
Tax credits	(149)	(101)	(100)
Resolution of income tax examinations	(58)	(23)	(39)
State tax expense, net of federal benefit	66	10	24
Other	6	4	6
Provision for (benefit from) income taxes	$883	$(1,084)	$254
Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 3, 2021 and November 27, 2020 were as follows:

(in millions)	2021	2020
Deferred tax assets:
Intangible assets	$997	$1,368
Capitalized expenses	355	292
Credit carryforwards	287	218
Operating lease liabilities	122	131
Net operating loss carryforwards of acquired companies	131	54
Stock-based compensation	91	92
Reserves and accruals	89	71
Benefits relating to tax positions	39	44
Other	46	37
Total gross deferred tax assets	2,157	2,307
Valuation allowance	(335)	(276)
Total deferred tax assets	1,822	2,031
Deferred tax liabilities:
Acquired intangible assets	447	330
Operating lease right-of-use assets	111	131
Prepaid expenses	123	107
Depreciation and amortization	49	52
Undistributed earnings of foreign subsidiaries	12	51
Total deferred tax liabilities	742	671
Net deferred tax assets	$1,080	$1,360
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States or are exempted from further taxation. As of December 3, 2021, the cumulative amount of foreign earnings upon which U.S. income taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.
As of December 3, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $395 million, $467 million and $61 million, respectively. We also had federal, state and foreign tax credit carryforwards of approximately $35 million, $307 million and $9 million, respectively. The majority of the federal net operating loss and state tax credit carryforwards can be carried forward indefinitely, and the remaining will expire in various years from fiscal 2022 through 2040. Certain net operating loss carryforward assets and tax credits are reduced by a valuation allowance and/or are subject to an annual limitation under Internal Revenue Code Section 382. The carrying amount of such assets and credits is expected to be fully realized.
As of December 3, 2021, a valuation allowance of $335 million was established for deferred tax assets related to certain state and foreign assets. For fiscal 2021, the increase in the valuation allowance was $59 million.
Accounting for Uncertainty in Income Taxes
During fiscal 2021 and 2020, the aggregate changes in our total gross amount of unrecognized tax benefits were as follows:

(in millions)	2021	2020
Beginning balance	$201	$173
Gross increases in unrecognized tax benefits – prior year tax positions	30	14
Gross increases in unrecognized tax benefits – current year tax positions	86	44
Lapse of statute of limitations	(21)	(23)
Settlements with taxing authorities	(4)	(11)
Foreign exchange gains and losses	(3)	4
Ending balance	$289	$201
The combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $22 million and $26 million for fiscal 2021 and 2020, respectively. These amounts were included in long-term income taxes payable in their respective years.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are Ireland, California and the United States. We are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. These tax examinations are expected to focus on our research and development tax credits, intercompany transfer pricing practices and other matters. For Ireland, California and the United States, the earliest fiscal years open for examination are 2008, 2017 and 2018, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe such estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million over the next 12 months.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
The Adobe Inc. 401(k) Retirement Savings Plan, qualified under Section 401(k) of the Internal Revenue Code, is a retirement savings plan covering substantially all of our U.S. employees. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2021, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $64 million, $59 million and $52 million in fiscal 2021, 2020 and 2019, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
The Adobe Inc. Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made or, with respect to equity awards, vests. Members of the Board of Directors are also eligible to participate and are able to defer cash compensation and elect cash benefit distributions in the same manner as executives. Beginning January 1, 2020, only members of the Board are permitted to defer equity awards. For cash benefit elections, distributions are made in cash in the form of a lump sum, or five, ten, or fifteen-year annual installments. For equity award elections, distributions are made in stock in the form of a lump sum payment only.
As of December 3, 2021 and November 27, 2020, the invested amounts under the plan total $151 million and $117 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of December 3, 2021 and November 27, 2020, $174 million and $137 million, respectively, were recorded as long-term liabilities to recognize undistributed deferred compensation due to participants.
NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Units and Performance Share Programs
We grant restricted stock units and performance share awards to eligible employees under our 2019 Equity Incentive Plan (“2019 Plan”). Restricted stock units generally vest over four years. Certain grants have other vesting periods approved by the Executive Compensation Committee of our Board of Directors.
As of December 3, 2021, we had reserved 46.0 million shares of our common stock for issuance under our 2019 Plan and had 37.9 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding Company performance and enhance the ability of the Company to attract and retain highly talented and competent individuals. The Executive Compensation Committee of our Board of Directors approves the terms of each of our Performance Share Programs, including the award calculation methodology. Shares under outstanding Performance Share Programs may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period. Performance share awards will be awarded and cliff-vest upon the later of the Executive Compensation Committee's certification of the level of achievement or the three-year anniversary of each vesting commencement date. Participants can earn between 0% and 200% of the target number of performance shares.
In January 2021, the Executive Compensation Committee approved the 2021 Performance Share Program, the terms of which are similar to prior year performance share programs as discussed above.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 3, 2021, the shares awarded under our 2021, 2020 and 2019 Performance Share Programs remained outstanding and were yet to be achieved.
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
As of December 3, 2021, we had reserved 103.0 million shares of our common stock for issuance under the ESPP and approximately 11.6 million shares remain available for future issuance.
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
Our restricted stock units are valued based on the fair market value of the award on the grant date. Our performance share awards are valued using a Monte Carlo Simulation model. The fair value of the awards are fixed at the grant date and amortized over the longer of the remaining performance or service period.
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
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	7.0	$285.69
Awarded	3.6	$504.69
Released	(3.4)	$269.55
Forfeited	(0.7)	$351.46
Increase due to acquisition	0.1	$548.91
Ending outstanding balance	6.6	$411.52	$4,039	1.25

Expected to vest	6.0	$408.08	$3,702	1.19
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 3, 2021 of $616.53.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date fair values of restricted stock units granted during fiscal 2021, 2020 and 2019 were $504.69, $358.68 and $253.91, respectively. The total fair value of restricted stock units vested during fiscal 2021, 2020 and 2019 was $1.83 billion, $1.61 billion and $970 million, respectively.
Summary of Performance Shares
Performance share activity for fiscal 2021 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	0.7	$333.85
Awarded	0.4	$325.24
Achieved	(0.4)	$218.55
Forfeited	(0.1)	$388.11
Ending outstanding balance	0.6	$408.84	$358	1.04

Expected to vest	0.5	$404.37	$333	0.99
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 3, 2021 of $616.53.
Shares awarded during fiscal 2021 include 0.2 million additional shares awarded for the final achievement of the 2018 Performance Share Program which was certified in the first quarter of fiscal 2021. The remaining awarded shares were for the 2021 Performance Share Program. Shares achieved during fiscal 2021 resulted from 200% achievement of target for the 2018 Performance Share Program.
The weighted average grant date fair values of performance awards granted during fiscal 2021, 2020 and 2019 were $325.24, $271.62 and $177.33, respectively. The total fair value of performance awards achieved during fiscal 2021, 2020 and 2019 was $212 million, $273 million and $204 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.0 million shares at an average price of $294.15, 1.2 million shares at an average price of $218.37, and 1.5 million shares at an average price of $150.55 for fiscal 2021, 2020 and 2019, respectively. The intrinsic value of shares purchased during fiscal 2021, 2020 and 2019 was $256 million, $216 million and $179 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 3, 2021, there was $2.26 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.23 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Consolidated Statements of Income for fiscal 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Cost of revenue	$70	$61	$55
Research and development	549	467	375
Sales and marketing	307	261	249
General and administrative	164	120	109
Total (1)	$1,090	$909	$788
_________________________________________
(1)During fiscal 2021, 2020 and 2019, we recorded tax benefits related to stock-based compensation costs of $395 million, $352 million and $248 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2021 were as follows:

(in millions)	November 27, 2020	Increase / Decrease	Reclassification Adjustments		December 3, 2021
Net unrealized gains / losses on available-for-sale securities	$6	$(8)	$—	(1)	$(2)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(60)	69	20	(2)	29
Cumulative foreign currency translation adjustments	(104)	(60)	—		(164)
Total accumulated other comprehensive income (loss), net of taxes	$(158)	$1	$20		$(137)
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
NOTE 14.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In May 2018, our Board of Directors granted authority to repurchase up to $8 billion in common stock, which we fully utilized during fiscal 2021. In December 2020, our Board of Directors granted additional authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
During fiscal 2021, 2020 and 2019, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $3.95 billion, $3.05 billion and $2.75 billion, respectively. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is expected to be higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. We repurchased approximately 7.2 million shares at an average price of $536.17 per share in fiscal 2021, 8.0 million shares at an average price of $376.38 per share in fiscal 2020, and 9.9 million shares at an average price of $270.23 per share in fiscal 2019.
For fiscal 2021, 2020 and 2019, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 3, 2021, November 27, 2020 and November 29, 2019 were excluded from the computation of earnings per share. As of December 3, 2021, $334 million of prepayments remained under the agreement.
Subsequent to December 3, 2021, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares, which represents approximately 75% of our prepayment. The remaining balance will be settled during our third quarter of fiscal 2022. Upon completion of the $2.4 billion accelerated share repurchase agreement, $10.7 billion remains under our December 2020 authority.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2021, 2020 and 2019:

(in millions, except per share data)	2021	2020	2019
Net income	$4,822	$5,260	$2,951

Shares used to compute basic net income per share	477.3	480.9	486.3
Dilutive potential common shares from stock plans and programs	3.7	4.6	5.3
Shares used to compute diluted net income per share	481.0	485.5	491.6

Basic net income per share	$10.10	$10.94	$6.07
Diluted net income per share	$10.02	$10.83	$6.00

Anti-dilutive potential common shares	0.2	0.5	0.2

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of December 3, 2021:

(in millions)
Fiscal Year	Purchase Obligations
2022	$711
2023	471
2024	174
2025	18
2026	7
Thereafter	—
Total	$1,381
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded in our cost of revenue on our Consolidated Statements of Income, was approximately $202 million, $176 million and $154 million in fiscal 2021, 2020 and 2019, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to intellectual property disputes, we are also subject to legal proceedings, claims, including claims relating to commercial, employment and other matters, and investigations, including government investigations. Some of these disputes, legal proceedings and investigations may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
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
NOTE 17.  DEBT
The carrying value of our borrowings as of December 3, 2021 and November 27, 2020 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2021	2020
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Unamortized discount and debt issuance costs				(27)	(33)
Carrying value of long-term debt				$4,123	$4,117

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
In January 2015, we issued $1 billion of senior notes due February 1, 2025. The related discount and issuance costs are being amortized to interest expense over the term of the notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
In February 2020, we issued $500 million of senior notes due February 1, 2023, $500 million of senior notes due February 1, 2025, $850 million of senior notes due February 1, 2027, and $1.30 billion of senior notes due February 1, 2030. Our total proceeds of approximately $3.14 billion, net of issuance discount, were used for general corporate purposes including repayment of debt instruments due in fiscal 2020. The related discount and issuance costs are amortized to interest expense over the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears on February 1 and August 1.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of December 3, 2021, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of December 3, 2021, there were no outstanding borrowings under this Credit Agreement.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  LEASES
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2031. We also have one land lease that expires in 2091. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.
Operating lease expense was $119 million for both fiscal 2021 and 2020. Prior to our adoption of ASC 842 in fiscal 2020, operating lease expense was $170 million for fiscal 2019. We recognized operating lease expense in cost of revenue and operating expenses in our Consolidated Statements of Income. Our operating lease expense is net of sublease income and includes variable lease costs, both of which are not material.
Supplemental cash flow information for fiscal 2021 and 2020 related to operating leases was as follows:

(in millions)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$116	$99
Right-of-use assets obtained in exchange for operating lease liabilities	$60	$52
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of December 3, 2021 were 8 years and 2.28%, respectively.
As of December 3, 2021, the maturities of lease liabilities under operating leases were as follows:

(in millions)
Fiscal Year	Operating Leases (1)
2022	$108
2023	87
2024	68
2025	65
2026	60
Thereafter	216
Total lease liabilities	$604
Less: Imputed interest	54
Present value of lease liabilities	$550
_________________________________________
(1)    Operating lease payments exclude $16 million of legally binding minimum lease payments for leases signed but not yet commenced.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2021, 2020 and 2019 included the following:

(in millions)	2021	2020	2019
Interest expense	$(113)	$(116)	$(157)
Investment gains (losses), net:
Realized investment gains	$9	$5	$46
Realized investment losses	—	(1)	—
Unrealized investment gains (losses), net	7	9	6
Investment gains (losses), net	$16	$13	$52
Other income (expense), net:
Interest income	$17	$43	$68
Foreign exchange gains (losses)	(17)	(2)	(26)
Realized gains on fixed income investments	—	1	—
Other income (expense), net	$—	$42	$42
Non-operating income (expense), net	$(97)	$(61)	$(63)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of December 3, 2021 and November 27, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended December 3, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 3, 2021 and November 27, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended December 3, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the assessment of distinct performance obligations. We read the Creative Cloud and Document Cloud subscription offering agreements to understand the contractual terms and conditions. We participated in product demonstrations and performed interviews with the Company’s product and engineering department to both understand and observe specific functionalities of the integrated offering and evaluate the nature of the promise made to the Company’s Creative Cloud and Document Cloud customers. We evaluated the features and functionalities of the Creative Cloud and Document Cloud subscription that can be accessed only when using the on-premise/on-device software while connected to the Adobe cloud to assess that customers receive the intended benefit from each solution only as an integrated offering.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.
Santa Clara, California
January 21, 2022

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 3, 2021. Based on their evaluation as of December 3, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 3, 2021. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 3, 2021, our internal controls over financial reporting are effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal controls over financial reporting, which is included herein.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2022 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) is incorporated herein by reference to our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see the section titled “Executive Officers” in Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Description of Adobe’s Common Stock					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.1	2020 Employee Stock Purchase Plan, as amended*	10-K	1/15/21	10.1	000-15175

10.2A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.2B	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.2C	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.2D	2019 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/19	10.2	000-15175

10.2E	Form of 2019 Performance Share Award Grant Notice and Award Agreement pursuant to 2019 Performance Share Program and 2003 Equity Incentive Plan*	8-K	1/28/19	10.3	000-15175

10.3A	2019 Equity Incentive Plan, as amended*	8-K	4/12/19	10.1	000-15175

10.3B	2020 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/30/20	10.2	000-15175

10.3C	Form of 2020 Performance Share Award Grant Notice and Award Agreement pursuant to 2020 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/30/20	10.3	000-15175

10.3D	2021 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/21	10.2	000-15175

10.3E	Form of 2021 Performance Share Award Grant Notice and Award Agreement pursuant to 2021 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/21	10.3	000-15175

10.3F	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted prior to January 15, 2021)*	10-Q	6/26/19	10.35B	000-15175

10.3G	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 15, 2021)*	10-K	1/15/21	10.3E	000-15175

10.3H	Form of Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35C	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6A	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.6B	Amendment No. One to Adobe Deferred Compensation Plan*	10-K	1/21/20	10.6B	000-15175

10.7	Credit Agreement, dated as of October 17, 2018, among Adobe Inc. and certain subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., Wells Fargo Bank National Association, U.S Bank National Association, Société Générale S.A. as Co-Syndication Agents, Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the Other Lenders Party Thereto	8-K	10/19/18	10.1	000-15175

10.8	Adobe Inc. 2020 Executive Severance Plan in the Event of a Change of Control*	8-K	12/10/20	10.1	000-15175

10.10	2021 Executive Annual Incentive Plan, as amended and restated*	8-K	1/27/21	10.4	000-15175

10.11	Description of 2021 and 2022 Director Compensation*	10-K	1/15/21	10.12	000-15175

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: January 21, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shantanu Narayen and Daniel Durn, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 21, 2022
Shantanu Narayen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL DURN		January 21, 2022
Daniel Durn	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MARK GARFIELD		January 21, 2022
Mark Garfield	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 21, 2022
Frank Calderoni	Director

/s/ AMY BANSE		January 21, 2022
Amy Banse	Director

/s/ BRETT BIGGS		January 21, 2022
Brett Biggs	Director

Signature	Title	Date

/s/ MELANIE BOULDEN		January 21, 2022
Melanie Boulden	Director

/s/ LAURA DESMOND		January 21, 2022
Laura Desmond	Director

/s/ SPENCER NEUMANN		January 21, 2022
Spencer Neumann	Director

/s/ KATHLEEN OBERG		January 21, 2022
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 21, 2022
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 21, 2022
David Ricks	Director

/s/ DAN ROSENSWEIG		January 21, 2022
Dan Rosensweig	Director

/s/ JOHN WARNOCK		January 21, 2022
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Adobe
Adobe Aero
Adobe Audition
Adobe Experience Cloud
Adobe Fresco
Adobe Premiere
Adobe Premiere Rush
Adobe Sensei
After Effects
Behance
Creative Cloud
Creative Cloud Express
Document Cloud
Frame.io
Illustrator
InCopy
InDesign
Journey Optimizer
Lightroom
Marketo
Photoshop
PostScript
Premiere Pro
Premiere Rush
Reader
Sensei
Substance 3D Designer
Substance 3D Modeler
Substance 3D Painter
Substance 3D Sampler
Substance 3D Stager
Workfront

All other trademarks are the property of their respective owners.