Form 10-Q
period 2022-03-04
ADOBE INC.
filed 2022-03-30
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 25, 2022, 472.5 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 4, 2022	December 3, 2021
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,739	$3,844
Short-term investments	1,962	1,954
Trade receivables, net of allowances for doubtful accounts of $18 and $16, respectively	1,685	1,878
Prepaid expenses and other current assets	1,090	993
Total current assets	7,476	8,669
Property and equipment, net	1,703	1,673
Operating lease right-of-use assets, net	435	443
Goodwill	12,795	12,668
Other intangibles, net	1,743	1,820
Deferred income taxes	950	1,085
Other assets	874	883
Total assets	$25,976	$27,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$295	$312
Accrued expenses	1,333	1,736
Debt	499	—
Deferred revenue	4,894	4,733
Income taxes payable	83	54
Operating lease liabilities	93	97
Total current liabilities	7,197	6,932
Long-term liabilities:
Debt	3,626	4,123
Deferred revenue	125	145
Income taxes payable	540	534
Deferred income taxes	4	5
Operating lease liabilities	447	453
Other liabilities	262	252
Total liabilities	12,201	12,444
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 472 and 475 shares outstanding, respectively	—	—
Additional paid-in-capital	8,750	8,428
Retained earnings	24,961	23,905
Accumulated other comprehensive income (loss)	(177)	(137)
Treasury stock, at cost (129 and 126 shares, respectively)	(19,759)	(17,399)
Total stockholders’ equity	13,775	14,797
Total liabilities and stockholders’ equity	$25,976	$27,241
_________________________________________
(*)    The condensed consolidated balance sheet as of December 3, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 4, 2022	March 5, 2021
Revenue:
Subscription	$3,958	$3,584
Product	145	155
Services and other	159	166
Total revenue	4,262	3,905
Cost of revenue:
Subscription	393	324
Product	10	10
Services and other	109	113
Total cost of revenue	512	447
Gross profit	3,750	3,458
Operating expenses:
Research and development	701	620
Sales and marketing	1,158	1,049
General and administrative	269	290
Amortization of intangibles	42	45
Total operating expenses	2,170	2,004
Operating income	1,580	1,454
Non-operating income (expense):
Interest expense	(28)	(30)
Investment gains (losses), net	(9)	5
Other income (expense), net	—	4
Total non-operating income (expense), net	(37)	(21)
Income before income taxes	1,543	1,433
Provision for income taxes	277	172
Net income	$1,266	$1,261
Basic net income per share	$2.68	$2.63
Shares used to compute basic net income per share	473	479
Diluted net income per share	$2.66	$2.61
Shares used to compute diluted net income per share	475	483

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 4, 2022	March 5, 2021
	Increase/(Decrease)
Net income	$1,266	$1,261
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(14)	(3)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	23	5
Reclassification adjustment for realized gains / losses on derivative instruments	(15)	12
Net increase (decrease) from derivatives designated as hedging instruments	8	17
Foreign currency translation adjustments	(34)	3
Other comprehensive income (loss), net of taxes	(40)	17
Total comprehensive income, net of taxes	$1,226	$1,278

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 4, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	1,266	—	—	—	1,266
Other comprehensive income (loss), net of taxes	—	—	—	—	(40)	—	—	(40)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(210)	—	1	35	(175)
Repurchases of common stock	—	—	—	—	—	(4)	(2,400)	(2,400)
Stock-based compensation	—	—	322	—	—	—	—	322
Value of shares in deferred compensation plan	—	—	—	—	—	—	5	5
Balances at March 4, 2022	601	$—	$8,750	$24,961	$(177)	(129)	$(19,759)	$13,775

	Three Months Ended March 5, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	1,261	—	—	—	1,261
Other comprehensive income (loss), net of taxes	—	—	—	—	17	—	—	17
Re-issuance of treasury stock under stock compensation plans	—	—	—	(351)	—	2	47	(304)
Repurchases of common stock	—	—	—	—	—	(2)	(950)	(950)
Stock-based compensation	—	—	260	—	—	—	—	260
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at March 5, 2021	601	$—	$7,617	$20,521	$(141)	(122)	$(14,451)	$13,546

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 4, 2022	March 5, 2021
Cash flows from operating activities:
Net income	$1,266	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	213	196
Stock-based compensation	322	260
Reduction of operating lease right-of-use assets	22	19
Deferred income taxes	129	117
Unrealized losses (gains) on investments, net	17	—
Other non-cash items	2	2
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	191	(82)
Prepaid expenses and other assets	(187)	(242)
Trade payables	6	(59)
Accrued expenses and other liabilities	(389)	(200)
Income taxes payable	36	29
Deferred revenue	141	471
Net cash provided by operating activities	1,769	1,772
Cash flows from investing activities:
Purchases of short-term investments	(288)	(289)
Maturities of short-term investments	208	246
Proceeds from sales of short-term investments	54	39
Acquisitions, net of cash acquired	(106)	(1,470)
Purchases of property and equipment	(100)	(59)
Purchases of long-term investments, intangibles and other assets	(28)	(25)
Net cash used for investing activities	(260)	(1,558)
Cash flows from financing activities:
Repurchases of common stock	(2,400)	(950)
Proceeds from re-issuance of treasury stock	91	87
Taxes paid related to net share settlement of equity awards	(266)	(391)
Other financing activities, net	(29)	10
Net cash used for financing activities	(2,604)	(1,244)
Effect of foreign currency exchange rates on cash and cash equivalents	(10)	4
Net change in cash and cash equivalents	(1,105)	(1,026)
Cash and cash equivalents at beginning of period	3,844	4,478
Cash and cash equivalents at end of period	$2,739	$3,452
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$59	$91
Cash paid for interest	$50	$50

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 3, 2021 on file with the SEC (our “Annual Report”).
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for the three months ended March 5, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2022 is a 52-week year compared with fiscal 2021 which was a 53-week year.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 4, 2022 that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended March 4, 2022
Revenue	$3,110	$1,057	$95	$4,262
Cost of revenue	134	352	26	512
Gross profit	$2,976	$705	$69	$3,750
Gross profit as a percentage of revenue	96%	67%	73%	88%
Three months ended March 5, 2021
Revenue	$2,859	$934	$112	$3,905
Cost of revenue	98	319	30	447
Gross profit	$2,761	$615	$82	$3,458
Gross profit as a percentage of revenue	97%	66%	73%	89%
Revenue by geographic area for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(in millions)	2022	2021
Americas	$2,446	$2,224
EMEA	1,136	1,052
APAC	680	629
Total	$4,262	$3,905
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(in millions)	2022	2021
Creative Cloud	$2,548	$2,379
Document Cloud	562	480
Total	$3,110	$2,859
Subscription revenue by segment for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(in millions)	2022	2021
Digital Media	$2,995	$2,731
Digital Experience	932	812
Publishing and Advertising	31	41
Total	$3,958	$3,584
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of March 4, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $1.69 billion, inclusive of unbilled receivables of $92 million. As of December 3, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.88 billion, inclusive of unbilled receivables of $82 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $18 million and $16 million as of March 4, 2022 and December 3, 2021, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended March 4, 2022. Contract assets were $80 million and $85 million as of March 4, 2022 and December 3, 2021, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of March 4, 2022, the balance of deferred revenue was $5.02 billion, which includes $68 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of December 3, 2021, the balance of deferred revenue was $4.88 billion. During the three months ended March 4, 2022, approximately $2.15 billion of revenue was recognized that was included in the balance of deferred revenue as of December 3, 2021.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 4, 2022, remaining performance obligations were approximately $13.83 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $624 million and $611 million as of March 4, 2022 and December 3, 2021, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $105 million and $128 million as of March 4, 2022 and December 3, 2021, respectively.
NOTE 3.  ACQUISITIONS
Frame.io
On October 7, 2021, we completed the acquisition of Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.24 billion, primarily in cash consideration. The financial results of Frame.io have been included in our condensed consolidated financial statements since the date of the acquisition. Frame.io is reported as part of our Digital Media reportable segment.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The table below represents the preliminary purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of October 7, 2021. During the three months ended March 4, 2022, we recorded purchase accounting adjustments that were not material based on changes to management’s estimates and assumptions in regards to the total purchase price and its related impact to goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. Fair values associated with the net tax liabilities assumed and their related impact to goodwill were pending finalization as of the reporting date.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Purchased technology	$331	4
In-process research and development (1)	19	N/A
Trademarks	4	3
Customer contracts and relationships	3	10
Total identifiable intangible assets	357
Net liabilities assumed	(39)	N/A
Goodwill (2)	918	N/A
Total purchase price	$1,236
_________________________________________
(1)    Capitalized as purchased technology and considered indefinite lived until completion or abandonment of the associated research and development efforts.
(2)    Non-deductible for tax-purposes.
Workfront
On December 7, 2020, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion of cash consideration. The financial results of Workfront have been included in our condensed consolidated financial statements since the date of the acquisition. Workfront is reported as part of our Digital Experience reportable segment.
The table below represents the final purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their estimated fair values as of December 7, 2020 and the associated estimated useful lives at that date.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Customer contracts and relationships	$290	10
Purchased technology	100	3
Backlog	40	2
Trademarks	30	5
Total identifiable intangible assets	460
Net liabilities assumed	(31)	N/A
Goodwill (1)	1,095	N/A
Total purchase price	$1,524
_________________________________________
(1)    Non-deductible for tax-purposes.
Pro forma financial information has not been presented for these acquisitions as the impacts to our condensed consolidated financial statements were not material.

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
Cash, cash equivalents and short-term investments consisted of the following as of March 4, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$644	$—	$—	$644
Cash equivalents:
Corporate debt securities	6	—	—	6
Money market funds	1,979	—	—	1,979
Time deposits	110	—	—	110
Total cash equivalents	2,095	—	—	2,095
Total cash and cash equivalents	2,739	—	—	2,739
Short-term fixed income securities:
Asset-backed securities	130	—	(1)	129
Corporate debt securities	1,408	1	(11)	1,398
Foreign government securities	5	—	—	5
Municipal securities	33	—	—	33
U.S. Treasury securities	402	—	(5)	397
Total short-term investments	1,978	1	(17)	1,962
Total cash, cash equivalents and short-term investments	$4,717	$1	$(17)	$4,701

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of March 4, 2022:

(in millions)	Estimated Fair Value
Due within one year	$840
Due between one and two years	678
Due between two and three years	417
Due after three years	27
Total	$1,962

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended March 4, 2022 and March 5, 2021, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at March 4, 2022 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$6	$—	$6	$—
Money market funds	1,979	1,979	—	—
Time deposits	110	110	—	—
Short-term investments:
Asset-backed securities	129	—	129	—
Corporate debt securities	1,398	—	1,398	—
Foreign government securities	5	—	5	—
Municipal securities	33	—	33	—
U.S. Treasury securities	397	—	397	—
Prepaid expenses and other current assets:
Foreign currency derivatives	94	—	94	—
Other assets:
Deferred compensation plan assets	160	160	—	—
Total assets	$4,311	$2,249	$2,062	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$15	$—	$15	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $4.15 billion as of March 4, 2022, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of March 4, 2022, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $63 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of March 4, 2022 and December 3, 2021 were as follows:

(in millions)	2022		2021
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$90	$—	$91	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	4	15	7	8
Total derivatives	$94	$15	$98	$8
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended March 4, 2022 and March 5, 2021 were associated with our foreign exchange option contracts. For the three months ended March 4, 2022, we recognized $23 million of net gains in our condensed

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
consolidated statements of comprehensive income. For the three months ended March 5, 2021, net gains recognized in our condensed consolidated statements of comprehensive income were not material.
The effects of derivative instruments, net of tax, on our condensed consolidated statements of income for the three months ended March 4, 2022 and March 5, 2021 were primarily associated with foreign exchange option contracts. For the three months ended March 4, 2022 and March 5, 2021, we reclassified $16 million of net gain and $11 million of net loss, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of March 4, 2022 and December 3, 2021 was $12.80 billion and $12.67 billion, respectively. The increase was primarily due to the completion of a business acquisition in the first quarter of fiscal 2022.
Other intangible assets subject to amortization as of March 4, 2022 and December 3, 2021 were as follows:

(in millions)	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,206	$(404)	$802	$1,213	$(379)	$834
Purchased technology	1,077	(396)	681	1,053	(344)	709
Trademarks	376	(139)	237	376	(128)	248
Other	60	(37)	23	60	(31)	29
Other intangibles, net	$2,719	$(976)	$1,743	$2,702	$(882)	$1,820
Amortization expense related to other intangibles was $101 million and $90 million for the three months ended March 4, 2022 and March 5, 2021, respectively. Of these amounts, $59 million and $45 million were included in cost of revenue for the three months ended March 4, 2022 and March 5, 2021, respectively.
As of March 4, 2022, the estimated aggregate amortization expense in future periods was as follows:

(in millions)	Other Intangibles (1)
Remainder of 2022	$302
2023	373
2024	328
2025	292
2026	142
Thereafter	287
Total expected amortization expense	$1,724
_________________________________________
(1)Excludes $19 million of capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of March 4, 2022 and December 3, 2021 consisted of the following:

(in millions)	2022	2021
Accrued compensation and benefits	$495	$490
Accrued bonuses	138	455
Refund liabilities	105	128
Accrued corporate marketing	127	96
Taxes payable	111	119
Accrued hosting fees	16	37
Royalties payable	39	40
Accrued interest expense	9	34
Other	293	337
Accrued expenses	$1,333	$1,736
Other primarily includes collateral received related to master netting arrangements and general corporate accruals for local and regional expenses.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended March 4, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	6.6	$411.52
Awarded	2.6	$525.05
Released	(1.0)	$376.91
Forfeited	(0.2)	$417.01
Ending outstanding balance	8.0	$452.31	$3,609

Expected to vest	7.2	$448.43	$3,252
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 4, 2022 of $452.13.
The total fair value of restricted stock units vested during the three months ended March 4, 2022 was $512 million.
Performance Shares
In the first quarter of fiscal 2022, the Executive Compensation Committee of our Board of Directors (the “ECC”) approved the 2022 Performance Share Program. Shares approved under our 2022 Performance Share Program may be earned based on the achievement of (i) an objective relative total stockholder return measured over a three-year performance period, as well as (ii) revenue-based financial metrics measured over three one-year performance periods. Each type of performance goal is weighted 50% and achievement of each performance goal is determined independently of the other. Shares associated with each performance goal are not awarded until the corresponding performance targets are defined. Shares under our 2022 Performance Share Program will be earned and cliff-vest upon the later of (i) the three-year anniversary of the earliest vesting commencement date or (ii) the ECC’s certification of the level of achievement of the final performance period, contingent upon the participant’s continued service.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Our performance share awards which are contingent upon on achievement of relative total stockholder return are valued using a Monte Carlo Simulation model, with compensation costs recognized over the longer of the remaining performance or service period.
Our performance share awards which are contingent upon achievement of revenue-based financial metrics are valued based on the fair market value of the award on the grant date. The related compensation costs are recognized over the longer of the remaining performance or service period based upon the expected levels of achievement, which are assessed periodically until certification by the ECC.
As of March 4, 2022, the shares awarded under our 2022, 2021 and 2020 Performance Share Programs remained outstanding and were yet to be earned. For information regarding our outstanding 2021 and 2020 Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
Performance share activity for the three months ended March 4, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.6	$408.84
Awarded	0.3	$402.24
Released	(0.4)	$291.15
Forfeited	—	$486.19
Ending outstanding balance	0.5	$495.12	$208

Expected to vest	0.4	$494.19	$183
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 4, 2022 of $452.13.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the three months ended March 4, 2022 resulted from 168% achievement of target for the 2019 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2021. Shares awarded during the three months ended March 4, 2022 include 0.2 million additional shares awarded for the final achievement of the 2019 Performance Share Program. The remaining awarded shares were for the 2022 Performance Share Program.
The total fair value of performance shares vested during the three months ended March 4, 2022 was $192 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.2 million shares at an average price of $393.30 and 0.4 million shares at an average price of $241.52 for the three months ended March 4, 2022 and March 5, 2021, respectively. The intrinsic value of shares purchased during the three months ended March 4, 2022 and March 5, 2021 was $40 million and $93 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of March 4, 2022, there was $3.23 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.54 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(in millions)	2022	2021
Cost of revenue	$21	$17
Research and development	161	135
Sales and marketing	93	73
General and administrative	47	56
Total	$322	$281
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 3, 2021	Increase / Decrease	Reclassification Adjustments		March 4, 2022
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2	$(1)	$—		$1
Unrealized losses on available-for-sale securities	(4)	(13)	—		(17)
Net unrealized gains / losses on available-for-sale securities	(2)	(14)	—	(1)	(16)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	29	23	(15)	(2)	37
Cumulative foreign currency translation adjustments	(164)	(34)	—		(198)
Total accumulated other comprehensive income (loss), net of taxes	$(137)	$(25)	$(15)		$(177)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and three months ended March 4, 2022 and March 5, 2021 were not material.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
During the three months ended March 4, 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares of our common stock. The ASR is expected to settle during our third quarter of fiscal 2022. Under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the financial institution, with the method of settlement at our election. As of March 4, 2022, a portion of our ASR prepayment was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.
During the three months ended March 5, 2021, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $950 million. Under the terms of this structured stock repurchase agreement, the financial institution agreed to deliver shares to us at monthly intervals during the contract term, and

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
the number of shares delivered each month was determined based on the VWAP over the applicable period, less an agreed upon discount.
During the three months ended March 4, 2022, we repurchased a total of 3.8 million shares, including approximately 0.6 million shares at an average price of $635.15 through a structured repurchase agreement entered into during fiscal 2021, as well as 3.2 million shares through the ASR described above. During the three months ended March 5, 2021 we repurchased approximately 1.9 million shares at an average price of $478.14 through a structured repurchase agreement entered into during fiscal 2020 and the three months ended March 5, 2021.
For the three months ended March 4, 2022, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by March 4, 2022 were excluded from the computation of net income per share.
Subsequent to March 4, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. Upon completion of the $1.2 billion stock repurchase agreement, $9.5 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 4, 2022 and March 5, 2021:

(in millions, except per share data)	2022	2021
Net income	$1,266	$1,261

Shares used to compute basic net income per share	472.6	478.8
Dilutive potential common shares from stock plans and programs	2.8	4.1
Shares used to compute diluted net income per share	475.4	482.9

Basic net income per share	$2.68	$2.63
Diluted net income per share	$2.66	$2.61

Anti-dilutive potential common shares	0.9	—
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

ADOBE INC.

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
In addition to intellectual property disputes, we are subject to legal proceedings, claims, including claims relating to commercial, employment and other matters, and investigations, including government investigations. Some of these disputes, legal proceedings and investigations may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying values of our borrowings as of March 4, 2022 and December 3, 2021 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2022	2021
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Current portion of debt, at par				(500)	—
Unamortized discount and debt issuance costs				(24)	(27)
Carrying value of long-term debt				$3,626	$4,123

Current portion of debt, at par				$500	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current debt				$499	$—
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
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of March 4, 2022, the carrying value of our current debt was $499 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of March 4, 2022, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of March 4, 2022, there were no outstanding borrowings under this Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2021, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2022, we experienced strong demand across our Digital Media offerings consistent with the continued execution of our long-term plans with respect to this segment. In our Digital Experience segment, we continued to experience growth in software-based subscription revenue across our portfolio of offerings. Our first quarter of fiscal 2021 financial results benefited from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2021 was a 53-week year compared with fiscal 2022 which is a 52-week year.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Starting in December 2021, Creative Cloud includes Creative Cloud Express, a web and mobile application designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ machines, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Creative Cloud Express that make creative tools accessible to first-time creators and communicators, continuing to acquire users with low cost of entry and delivery of additional features and value to Creative Cloud, and delivering new features and technologies to existing customers with our latest releases. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
As part of our Creative Cloud and Document Cloud strategies, we utilize a data-driven operating model (“DDOM”) and our Adobe Experience Cloud solutions to raise awareness of our products, drive new customer acquisition, engagement and retention, and optimize customer journeys, and it continues to contribute strong growth in the business.
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
Creative ARR exiting the first quarter of fiscal 2022 was $10.54 billion, up from $10.22 billion at the end of fiscal 2021. Document Cloud ARR exiting the first quarter of fiscal 2022 was $2.03 billion, up from $1.93 billion at the end of fiscal 2021. Total Digital Media ARR grew to $12.57 billion at the end of the first quarter of fiscal 2022, up from $12.15 billion at the end of fiscal 2021.
In March 2022, in response to the Russia-Ukraine war, we announced a halt of all new sales of our products and services in Russia and Belarus. As a result, subsequent to March 4, 2022, we reduced our Digital Media ARR balance by $75 million, which represented our Digital Media ARR for existing business in Russia and Belarus. While we will continue to provide

Digital Media services in Ukraine, we also reduced our Digital Media ARR balance by an additional $12 million, which represented our Digital Media business in Ukraine. After the total ARR reduction of $87 million, the balance of our Digital Media ARR entering the second quarter of fiscal 2022 was $12.48 billion.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2022 was $2.55 billion, up from $2.38 billion in the first quarter of fiscal 2021, representing 7% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2022 was $562 million, up from $480 million in the first quarter of fiscal 2021, representing 17% year-over-year growth. Total Digital Media segment revenue grew to $3.11 billion in the first quarter of fiscal 2022, up from $2.86 billion in the first quarter of fiscal 2021, representing 9% year-over-year growth driven by strong net new user growth.
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
•Content and commerce. Our solutions help customers manage, deliver and optimize content delivery through Adobe Experience Manager, and to enable shopping experiences that scale from mid-market to enterprise businesses with Adobe Commerce.
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
Digital Experience revenue was $1.06 billion in the first quarter of fiscal 2022, up from $934 million in the first quarter of fiscal 2021, representing 13% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $932 million in the first quarter of fiscal 2022 from $812 million in the first quarter of fiscal 2021, representing 15% year-over-year growth.
In response to the Russia-Ukraine war, we reduced our Digital Media ARR by $87 million subsequent to the end of our first quarter of fiscal 2022. We continue to monitor the evolving impacts of this conflict and its effects on the global economy and geopolitical landscape. In addition, the COVID-19 pandemic continues to have widespread and unpredictable impacts on global societies, economies, financial markets and business practices. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position remain uncertain. See Risk Factors for further discussion of the possible impact of these macroeconomic issues on our business.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 4, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2021.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Our results of operations for the first quarter of fiscal 2021 were favorably impacted by an extra week due to our first quarter of fiscal 2021 having 14 weeks as compared to 13 weeks in the first quarter of fiscal 2022.
Financial Performance Summary
•Total Digital Media ARR of approximately $12.57 billion as of March 4, 2022 increased by $418 million, or 3%, from $12.15 billion as of December 3, 2021. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended March 4, 2022 of $2.55 billion increased by $169 million, or 7%, compared to the year-ago period. Document Cloud revenue during the three months ended March 4, 2022 of $562 million increased by $82 million, or 17%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.06 billion during the three months ended March 4, 2022 increased by $123 million, or 13%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $13.83 billion as of March 4, 2022 decreased by $166 million, or 1%, from $13.99 billion as of December 3, 2021 primarily due to the impact of timing of bookings for our Digital Media offerings.
•Cost of revenue of $512 million during the three months ended March 4, 2022 increased by $65 million, or 15%, compared to the year-ago period primarily due to increases in hosting services and data center costs and, to a lesser extent, increases in amortization of intangibles mainly from our Frame.io acquisition in the fourth quarter of fiscal 2021.
•Operating expenses of $2.17 billion during the three months ended March 4, 2022 increased by $166 million, or 8%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Net income of $1.27 billion during the three months ended March 4, 2022 remained relatively flat compared to the year-ago period.

•Cash flows from operations of $1.77 billion during the three months ended March 4, 2022 remained relatively flat compared to the year-ago period.
Revenue for the Three Months Ended March 4, 2022 and March 5, 2021

(dollars in millions)	Three Months
	2022	2021	% Change
Subscription	$3,958	$3,584	10%
Percentage of total revenue	93%	92%
Product	145	155	(6)%
Percentage of total revenue	3%	4%
Services and other	159	166	(4)%
Percentage of total revenue	4%	4%
Total revenue	$4,262	$3,905	9%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three months ended March 4, 2022 and March 5, 2021 is as follows:

(dollars in millions)	Three Months
	2022	2021	% Change
Digital Media	$2,995	$2,731	10%
Digital Experience	932	812	15%
Publishing and Advertising	31	41	(24)%
Total subscription revenue	$3,958	$3,584	10%
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our OEM and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
Services and Other
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We typically sell our consulting contracts on a time-and-materials and fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Transaction-based advertising revenue is recognized on a usage basis as we satisfy the performance obligations to our customers.

Segment Information

(dollars in millions)	Three Months
	2022	2021	% Change
Digital Media	$3,110	$2,859	9%
Percentage of total revenue	73%	73%
Digital Experience	1,057	934	13%
Percentage of total revenue	25%	24%
Publishing and Advertising	95	112	(15)%
Percentage of total revenue	2%	3%
Total revenue	$4,262	$3,905	9%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 4, 2022 and March 5, 2021 were as follows:

(dollars in millions)	Three Months
	2022	2021	% Change
Creative Cloud	$2,548	$2,379	7%
Document Cloud	562	480	17%
Total	$3,110	$2,859	9%
Revenue from Digital Media increased $251 million during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and expanding subscription base.
Digital Experience
Revenue from Digital Experience increased $123 million during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 primarily due to subscription revenue growth across our offerings.
Geographical Information

(dollars in millions)	Three Months
	2022	2021	% Change
Americas	$2,446	$2,224	10%
Percentage of total revenue	57%	57%
EMEA	1,136	1,052	8%
Percentage of total revenue	27%	27%
APAC	680	629	8%
Percentage of total revenue	16%	16%
Total revenue	$4,262	$3,905	9%

Overall revenue during the three months ended March 4, 2022 increased in all geographic regions as compared to the three months ended March 5, 2021 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three months ended March 4, 2022, the U.S. Dollar primarily strengthened against the Euro and APAC currencies as compared to the year-ago period, which decreased revenue in U.S. Dollar equivalents by $33 million. For the three months ended March 4, 2022, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $18 million.

Cost of Revenue for the Three Months Ended March 4, 2022 and March 5, 2021

(dollars in millions)	Three Months
	2022	2021	% Change
Subscription	$393	$324	21%
Percentage of total revenue	9%	8%
Product	10	10	—%
Percentage of total revenue	*	*
Services and other	109	113	(4)%
Percentage of total revenue	3%	3%
Total cost of revenue	$512	$447	15%
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
Cost of subscription revenue increased during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 due to the following:

Components of % Change
Hosting services and data center costs	10%
Amortization of intangibles	5
Base compensation and related benefits associated with headcount	3
Incentive compensation, cash and stock-based	1
Various individually insignificant items	2
Total change	21%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.

Operating Expenses for the Three Months Ended March 4, 2022 and March 5, 2021

(dollars in millions)	Three Months
	2022	2021	% Change
Research and development	$701	$620	13%
Percentage of total revenue	16%	16%
Sales and marketing	1,158	1,049	10%
Percentage of total revenue	27%	27%
General and administrative	269	290	(7)%
Percentage of total revenue	6%	7%
Amortization of intangibles	42	45	(7)%
Percentage of total revenue	1%	1%
Total operating expenses	$2,170	$2,004	8%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 primarily due to the following:

Components of % Change
Incentive compensation, cash and stock-based	5%
Base compensation and related benefits	5
Professional and consulting fees	2
Various individually insignificant items	1
Total change	13%
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
Sales and marketing expenses increased during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 primarily due to the following:

Components of % Change
Marketing spend related to campaigns, events and overall marketing efforts	5%
Incentive compensation, cash and stock-based	2
Base compensation and related benefits	1
Professional and consulting fees	2
Total change	10%
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
General and administrative expenses decreased during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 primarily due to the following:

Components of % Change
Charitable contributions	(3)%
Charges related to cancellation of corporate events, net of recoveries	(3)
Professional and consulting fees	3
Incentive compensation, cash and stock-based	(3)
Base compensation and related benefits	1
Facilities	(2)
Total change	(7)%
We recorded higher net charges related to the cancellation of corporate events during the three months ended March 5, 2021 as compared to the current period, as we shifted our in-person customer events to virtual-only experiences.
Amortization of Intangibles
Amortization expenses decreased during the three months ended March 4, 2022 as compared to the three months ended March 5, 2021 primarily due to certain intangible assets from previous acquisitions becoming fully amortized in fiscal 2021. The decrease in amortization expense is partially offset by increases to amortization expense associated with intangible assets purchased through our acquisition of Frame.io during the fourth quarter of fiscal 2021.
Non-Operating Income (Expense), Net for the Three Months Ended March 4, 2022 and March 5, 2021

(dollars in millions)	Three Months
	2022	2021	% Change
Interest expense	$(28)	$(30)	(7)%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	(9)	5	**
Percentage of total revenue	*	*
Other income (expense), net	—	4	**
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(37)	$(21)	**
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

Provision for Income Taxes for the Three Months Ended March 4, 2022 and March 5, 2021

(dollars in millions)	Three Months
	2022	2021	% Change
Provision for income taxes	$277	$172	61%
Percentage of total revenue	6%	4%
Effective tax rate	18%	12%

Our effective tax rates increased by approximately 6 percentage points for the three months ended March 4, 2022, as compared to the three months ended March 5, 2021, primarily due to lower tax benefits related to stock-based compensation during the three months ended March 4, 2022.
Our effective tax rate for the three months ended March 4, 2022 was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $361 million as of March 4, 2022, primarily attributable to certain state credits.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $298 million and $244 million as of March 4, 2022 and March 5, 2021, respectively. If the total unrecognized tax benefits at March 4, 2022 and March 5, 2021 were recognized, $203 million and $179 million would decrease the respective effective tax rates.
As of March 4, 2022 and March 5, 2021, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $22 million and $23 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 4, 2022	December 3, 2021
Cash and cash equivalents	$2,739	$3,844
Short-term investments	$1,962	$1,954
Working capital	$279	$1,737
Stockholders’ equity	$13,775	$14,797
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 4, 2022	March 5, 2021
Net cash provided by operating activities	$1,769	$1,772
Net cash used for investing activities	(260)	(1,558)
Net cash used for financing activities	(2,604)	(1,244)
Effect of foreign currency exchange rates on cash and cash equivalents	(10)	4
Net change in cash and cash equivalents	$(1,105)	$(1,026)
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.77 billion for the three months ended March 4, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with decreases in trade receivables and an increase in deferred revenue primarily from our Digital Experience offerings. Decreases in trade receivables were largely attributable to strong collections and the timing of billings during the quarter. The primary working capital uses of cash were decreases in accrued expenses and other liabilities together with increases in prepaid expenses and other assets. The decreases in accrued expenses and other liabilities were largely driven by the payment of accrued bonuses. The increases in prepaid expenses and other assets were primarily due to sales commissions paid and capitalized and the timing of billings and payments associated with certain vendors.
Cash Flows from Investing Activities
Net cash used for investing activities of $260 million for the three months ended March 4, 2022 was due to a business acquisition closed during the quarter, ongoing capital expenditures, and purchases of short-term investments, net of proceeds from sales and maturities.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.60 billion for the three months ended March 4, 2022 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.

Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2022 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in Part II, Item 1A titled “Risk Factors.” Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months.
Our cash equivalent and short-term investment portfolio as of March 4, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Revolving Credit Agreement
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of March 4, 2022, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of March 4, 2022, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $4.15 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of March 4, 2022, the carrying value of our senior notes was $4.13 billion and our maximum commitment for interest payments was $465 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of March 4, 2022, the carrying value of our current debt was $499 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
Contractual Obligations
Our principal commitments as of December 3, 2021 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the three months ended March 4, 2022.
Other
Our transition tax liability related to historical undistributed foreign earnings, which was accrued as a result of the U.S. Tax Act was approximately $349 million as of March 4, 2022 and is payable in installments through fiscal 2026. As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes under current U.S. tax law. In addition, the U.S. Tax Act requires companies to capitalize and amortize research and development expenditures starting fiscal 2023. If not modified, we anticipate an adverse impact to our effective rates for income taxes paid, which will be partially offset by the increase in the foreign-derived intangible income deduction, for fiscal 2023 and beyond.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase shares in the open market or enter into structured repurchase agreements with third parties.

In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in common stock through the end of fiscal 2024.
During the three months ended March 4, 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares of our common stock. Under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement, which is expected to occur during our third quarter of fiscal 2022.
During the three months ended March 4, 2022, we repurchased a total of 3.8 million shares, including approximately 0.6 million shares at an average price of $635.15 through a structured repurchase agreement entered into during fiscal 2021, as well as 3.2 million shares through the ASR.
Subsequent to March 4, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. Upon completion of the $1.2 billion stock repurchase agreement, $9.5 billion remains under our December 2020 authority.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 4, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 4, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 4, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control, and COVID-19 cases (including the emergence and spread of more transmissible variants) continue to surge in certain parts of the world, including the United States. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, may delay the provisioning of our offerings and may impact our employees. As long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill, quarantine as a result of exposure to COVID-19 or do not comply with vaccination programs. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Part I, Item 1 of our Annual Report on Form 10-K.
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
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in customer activity on their websites or failures of our network or software (or that of a third-party service provider). If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages or performance issues could occur, which would impact our customers. Such a strain on our infrastructure capacity could subject us to regulatory and customer notification requirements, violations of service level agreement commitments, financial liabilities, result in customer dissatisfaction, or harm our business. If we supply inaccurate information or experience interruptions in our systems, our reputation could be harmed, we could lose customers and we could be found liable for damages or incur other losses.

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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, including as a result of the COVID-19 pandemic, which has affected and may continue to affect certain sectors of the economy disproportionately. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 43% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, including uncertainty caused by economic sanctions, trade disputes, armed conflicts and wars;

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
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, anti-boycott, sanctions and embargoes, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose or re-instate protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. We are closely monitoring other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the European Union (including the recent issuance of updated Model Clauses) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The open questions and regulatory interpretations related to the validity of transfers using Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including China, Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (i.e., where personal data must remain in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
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
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding new standards that may have significant impact to our condensed consolidated financial statements, see the section titled “Recent Accounting Pronouncements Not Yet Effective” in Note 1 of our Notes to Condensed Consolidated Financial Statements.
Such changes in accounting principles may have an adverse effect on our business, financial position and results of operations, or cause an adverse deviation from our revenue and profitability targets, which may negatively impact our financial results.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”), enacted into law in December 2017, changed existing U.S. tax law and introduced certain international provisions applicable to us. Among other considerations, the applicability and impact of these tax provisions, and of other U.S. or international tax law changes, could adversely affect our effective income tax rate and cash flows in future years.
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
Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our program to partially hedge our exposure to foreign currency fluctuations and make adjustments as necessary. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
Our cash equivalent and short-term investment portfolio as of March 4, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 4, 2022, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, armed conflicts and wars. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness (e.g., international travel bans impacting customers in the travel and hospitality industries). As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 4, 2022. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$13,434
December 3—December 31, 2021
Accelerated share repurchase	3.2	$—	3.2	$(2,400)	(2)
Other shares repurchased	0.6	$635.15	0.6	$(334)
January 1—January 28, 2022
Shares repurchased	—	$—	—	$—
January 29—March 4, 2022
Shares repurchased	—	$—	—	$—

Total	3.8		3.8	$10,700
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In December 2021, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares of our common stock. Under the terms of the accelerated share repurchase agreement, the total number of shares delivered and average purchase price paid per share will be determined upon settlement, which is expected to occur during our third quarter of fiscal 2022.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

10.1	2022 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/22	10.2	000-15175

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.2	Form of 2022 Performance Share Award Grant Notice and Award Agreement pursuant to 2022 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/22	10.3	000-15175

10.3	2022 Executive Annual Incentive Plan*	8-K	1/27/22	10.4	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 30, 2022

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Adobe
Adobe Experience Cloud
Behance
Creative Cloud
Creative Cloud Express
Document Cloud
Frame.io
Journey Optimizer
Marketo
Reader
Workfront

All other trademarks are the property of their respective owners.