Form 10-Q
period 2022-06-03
ADOBE INC.
filed 2022-06-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 24, 2022, 468.0 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 3, 2022	December 3, 2021
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$3,365	$3,844
Short-term investments	1,934	1,954
Trade receivables, net of allowances for doubtful accounts of $19 and $16, respectively	1,588	1,878
Prepaid expenses and other current assets	1,021	993
Total current assets	7,908	8,669
Property and equipment, net	1,790	1,673
Operating lease right-of-use assets, net	430	443
Goodwill	12,801	12,668
Other intangibles, net	1,650	1,820
Deferred income taxes	882	1,085
Other assets	865	883
Total assets	$26,326	$27,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$366	$312
Accrued expenses	1,615	1,736
Debt	499	—
Deferred revenue	4,753	4,733
Income taxes payable	62	54
Operating lease liabilities	90	97
Total current liabilities	7,385	6,932
Long-term liabilities:
Debt	3,627	4,123
Deferred revenue	123	145
Income taxes payable	503	534
Deferred income taxes	4	5
Operating lease liabilities	442	453
Other liabilities	257	252
Total liabilities	12,341	12,444
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 471 and 475 shares outstanding, respectively	—	—
Additional paid-in-capital	9,102	8,428
Retained earnings	26,022	23,905
Accumulated other comprehensive income (loss)	(195)	(137)
Treasury stock, at cost (130 and 126 shares, respectively)	(20,944)	(17,399)
Total stockholders’ equity	13,985	14,797
Total liabilities and stockholders’ equity	$26,326	$27,241
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 3, 2022	June 4, 2021	June 3, 2022	June 4, 2021
Revenue:
Subscription	$4,070	$3,520	$8,028	$7,104
Product	146	153	291	308
Services and other	170	162	329	328
Total revenue	4,386	3,835	8,648	7,740
Cost of revenue:
Subscription	410	328	803	652
Product	9	9	19	19
Services and other	120	107	229	220
Total cost of revenue	539	444	1,051	891
Gross profit	3,847	3,391	7,597	6,849
Operating expenses:
Research and development	738	612	1,439	1,232
Sales and marketing	1,247	1,073	2,405	2,122
General and administrative	291	256	560	546
Amortization of intangibles	42	44	84	89
Total operating expenses	2,318	1,985	4,488	3,989
Operating income	1,529	1,406	3,109	2,860
Non-operating income (expense):
Interest expense	(28)	(28)	(56)	(58)
Investment gains (losses), net	(8)	8	(17)	13
Other income (expense), net	(1)	—	(1)	4
Total non-operating income (expense), net	(37)	(20)	(74)	(41)
Income before income taxes	1,492	1,386	3,035	2,819
Provision for income taxes	314	270	591	442
Net income	$1,178	$1,116	$2,444	$2,377
Basic net income per share	$2.50	$2.34	$5.17	$4.97
Shares used to compute basic net income per share	472	478	472	478
Diluted net income per share	$2.49	$2.32	$5.15	$4.93
Shares used to compute diluted net income per share	473	481	474	482

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 3, 2022	June 4, 2021	June 3, 2022	June 4, 2021
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,178	$1,116	$2,444	$2,377
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(15)	—	(29)	(3)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	63	(15)	86	(10)
Reclassification adjustment for realized gains / losses on derivative instruments	(28)	12	(43)	24
Net increase (decrease) from derivatives designated as hedging instruments	35	(3)	43	14
Foreign currency translation adjustments	(38)	23	(72)	26
Other comprehensive income (loss), net of taxes	(18)	20	(58)	37
Total comprehensive income, net of taxes	$1,160	$1,136	$2,386	$2,414

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 3, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 4, 2022	601	$—	$8,750	$24,961	$(177)	(129)	$(19,759)	$13,775
Net income	—	—	—	1,178	—	—	—	1,178
Other comprehensive income (loss), net of taxes	—	—	—	—	(18)	—	—	(18)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(117)	—	1	16	(101)
Repurchases of common stock	—	—	—	—	—	(2)	(1,200)	(1,200)
Stock-based compensation	—	—	352	—	—	—	—	352
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985

	Three Months Ended June 4, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 5, 2021	601	$—	$7,617	$20,521	$(141)	(122)	$(14,451)	$13,546
Net income	—	—	—	1,116	—	—	—	1,116
Other comprehensive income (loss), net of taxes	—	—	—	—	20	—	—	20
Re-issuance of treasury stock under stock compensation plans	—	—	—	(99)	—	—	10	(89)
Repurchases of common stock	—	—	—	—	—	(2)	(1,000)	(1,000)
Stock-based compensation	—	—	260	—	—	—	—	260
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended June 3, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	2,444	—	—	—	2,444
Other comprehensive income (loss), net of taxes	—	—	—	—	(58)	—	—	(58)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(327)	—	2	51	(276)
Repurchases of common stock	—	—	—	—	—	(6)	(3,600)	(3,600)
Stock-based compensation	—	—	674	—	—	—	—	674
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985

	Six Months Ended June 4, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	2,377	—	—	—	2,377
Other comprehensive income (loss), net of taxes	—	—	—	—	37	—	—	37
Re-issuance of treasury stock under stock compensation plans	—	—	—	(450)	—	2	57	(393)
Repurchases of common stock	—	—	—	—	—	(4)	(1,950)	(1,950)
Stock-based compensation	—	—	520	—	—	—	—	520
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 3, 2022	June 4, 2021
Cash flows from operating activities:
Net income	$2,444	$2,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	425	390
Stock-based compensation	674	520
Reduction of operating lease right-of-use assets	42	33
Deferred income taxes	197	210
Unrealized losses (gains) on investments, net	27	(7)
Other non-cash items	2	5
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	287	(39)
Prepaid expenses and other assets	(140)	(258)
Trade payables	60	(1)
Accrued expenses and other liabilities	(187)	87
Income taxes payable	(20)	(26)
Deferred revenue	(2)	469
Net cash provided by operating activities	3,809	3,760
Cash flows from investing activities:
Purchases of short-term investments	(524)	(639)
Maturities of short-term investments	349	521
Proceeds from sales of short-term investments	159	104
Acquisitions, net of cash acquired	(126)	(1,470)
Purchases of property and equipment	(226)	(154)
Purchases of long-term investments, intangibles and other assets	(30)	(27)
Net cash used for investing activities	(398)	(1,665)
Cash flows from financing activities:
Repurchases of common stock	(3,600)	(1,950)
Proceeds from re-issuance of treasury stock	91	87
Taxes paid related to net share settlement of equity awards	(367)	(480)
Other financing activities, net	22	19
Net cash used for financing activities	(3,854)	(2,324)
Effect of foreign currency exchange rates on cash and cash equivalents	(36)	1
Net change in cash and cash equivalents	(479)	(228)
Cash and cash equivalents at beginning of period	3,844	4,478
Cash and cash equivalents at end of period	$3,365	$4,250
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$260	$277
Cash paid for interest	$50	$50

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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 3, 2022 that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended June 3, 2022 and June 4, 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended June 3, 2022
Revenue	$3,200	$1,095	$91	$4,386
Cost of revenue	141	374	24	539
Gross profit	$3,059	$721	$67	$3,847
Gross profit as a percentage of revenue	96%	66%	74%	88%
Three months ended June 4, 2021
Revenue	$2,787	$938	$110	$3,835
Cost of revenue	99	319	26	444
Gross profit	$2,688	$619	$84	$3,391
Gross profit as a percentage of revenue	96%	66%	76%	88%
Our segment results for the six months ended June 3, 2022 and June 4, 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Six months ended June 3, 2022
Revenue	$6,310	$2,152	$186	$8,648
Cost of revenue	275	726	50	1,051
Gross profit	$6,035	$1,426	$136	$7,597
Gross profit as a percentage of revenue	96%	66%	73%	88%
Six months ended June 4, 2021
Revenue	$5,646	$1,872	$222	$7,740
Cost of revenue	197	638	56	891
Gross profit	$5,449	$1,234	$166	$6,849
Gross profit as a percentage of revenue	97%	66%	75%	88%
Revenue by geographic area for the three and six months ended June 3, 2022 and June 4, 2021 were as follows:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Americas	$2,524	$2,185	$4,970	$4,409
EMEA	1,157	1,026	2,293	2,078
APAC	705	624	1,385	1,253
Total	$4,386	$3,835	$8,648	$7,740

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended June 3, 2022 and June 4, 2021 were as follows:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Creative Cloud	$2,605	$2,318	$5,153	$4,697
Document Cloud	595	469	1,157	949
Total Digital Media revenue	$3,200	$2,787	$6,310	$5,646
Subscription revenue by segment for the three and six months ended June 3, 2022 and June 4, 2021 were as follows:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Digital Media	$3,079	$2,668	$6,074	$5,399
Digital Experience	961	817	1,893	1,629
Publishing and Advertising	30	35	61	76
Total subscription revenue	$4,070	$3,520	$8,028	$7,104
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of June 3, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $1.59 billion, inclusive of unbilled receivables of $95 million. As of December 3, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.88 billion, inclusive of unbilled receivables of $82 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $19 million and $16 million as of June 3, 2022 and December 3, 2021, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended June 3, 2022. Contract assets were $75 million and $85 million as of June 3, 2022 and December 3, 2021, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of June 3, 2022, the balance of deferred revenue was $4.88 billion, which includes $44 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of December 3, 2021, the balance of deferred revenue was $4.88 billion. During the three and six months ended June 3, 2022, approximately $1.35 billion and $3.50 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 3, 2021.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 3, 2022, remaining performance obligations were approximately $13.82 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 74% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $638 million and $611 million as of June 3, 2022 and December 3, 2021, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $97 million and $128 million as of June 3, 2022 and December 3, 2021, respectively.
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
The table below represents the preliminary purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of October 7, 2021. During the six months ended June 3, 2022, we recorded purchase accounting adjustments that were not material based on changes to management’s estimates and assumptions in regards to the total purchase price and its related impact to goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. Fair values associated with the net tax liabilities assumed and their related impact to goodwill were pending finalization as of the reporting date.

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
(1)    Non-deductible for tax purposes.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of June 3, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$740	$—	$—	$740
Cash equivalents:
Corporate debt securities	13	—	—	13
Money market funds	2,588	—	—	2,588
Time deposits	24	—	—	24
Total cash equivalents	2,625	—	—	2,625
Total cash and cash equivalents	3,365	—	—	3,365
Short-term fixed income securities:
Asset-backed securities	118	—	(1)	117
Corporate debt securities	1,381	—	(19)	1,362
Foreign government securities	5	—	—	5
Municipal securities	31	—	—	31
U.S. Treasury securities	430	—	(11)	419
Total short-term investments	1,965	—	(31)	1,934
Total cash, cash equivalents and short-term investments	$5,330	$—	$(31)	$5,299
Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$750	$—	$—	$750
Cash equivalents:
Corporate debt securities	5	—	—	5
Money market funds	2,914	—	—	2,914
Time deposits	175	—	—	175
Total cash equivalents	3,094	—	—	3,094
Total cash and cash equivalents	3,844	—	—	3,844
Short-term fixed income securities:
Asset-backed securities	124	—	—	124
Corporate debt securities	1,426	2	(3)	1,425
Municipal securities	28	—	—	28
U.S. Treasury securities	378	—	(1)	377
Total short-term investments	1,956	2	(4)	1,954
Total cash, cash equivalents and short-term investments	$5,800	$2	$(4)	$5,798

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of June 3, 2022:

(in millions)	Estimated Fair Value
Due within one year	$852
Due between one and two years	707
Due between two and three years	352
Due after three years	23
Total	$1,934

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended June 3, 2022 and June 4, 2021, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at June 3, 2022 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$13	$—	$13	$—
Money market funds	2,588	2,588	—	—
Time deposits	24	24	—	—
Short-term investments:
Asset-backed securities	117	—	117	—
Corporate debt securities	1,362	—	1,362	—
Foreign government securities	5	—	5	—
Municipal securities	31	—	31	—
U.S. Treasury securities	419	—	419	—
Prepaid expenses and other current assets:
Foreign currency derivatives	128	—	128	—
Other assets:
Deferred compensation plan assets	153	153	—	—
Total assets	$4,840	$2,765	$2,075	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$10	$—	$10	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.96 billion as of June 3, 2022, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of June 3, 2022, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $101 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of June 3, 2022 and December 3, 2021 were as follows:

(in millions)	2022		2021
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$121	$—	$91	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	7	10	7	8
Total derivatives	$128	$10	$98	$8
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 3, 2022 and June 4, 2021 were associated with our foreign exchange option contracts. For the three and six months ended June 3, 2022, we recognized $63 million and $86 million of net

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
gains, respectively, in our condensed consolidated statements of comprehensive income. For the three and six months ended June 4, 2021, net gains recognized in our condensed consolidated statements of comprehensive income were not material.
The effects of derivative instruments on our condensed consolidated statements of income for the three and six months ended June 3, 2022 and June 4, 2021 were primarily associated with foreign exchange option contracts. For the three and six months ended June 3, 2022, we reclassified $33 million and $51 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and six months ended June 4, 2021, we reclassified $11 million and $21 million of net losses, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of June 3, 2022 and December 3, 2021 was $12.80 billion and $12.67 billion, respectively. The increase was primarily due to the completion of business acquisitions during the six months ended June 3, 2022.
During the second quarter of fiscal 2022, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill. We continually monitor events and changes in circumstances that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount.
Other intangible assets subject to amortization as of June 3, 2022 and December 3, 2021 were as follows:

(in millions)	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,205	$(434)	$771	$1,213	$(379)	$834
Purchased technology	1,074	(438)	636	1,053	(344)	709
Trademarks	376	(150)	226	376	(128)	248
Other	60	(43)	17	60	(31)	29
Other intangibles, net	$2,715	$(1,065)	$1,650	$2,702	$(882)	$1,820
Amortization expense related to other intangibles was $101 million and $202 million for the three and six months ended June 3, 2022, respectively. Comparatively, amortization expense related to other intangibles was $88 million and $178 million for the three and six months ended June 4, 2021, respectively. Of these amounts, $59 million and $118 million were included in cost of revenue for the three and six months ended June 3, 2022, respectively, and $44 million and $89 million were included in cost of revenue for the three and six months ended June 4, 2021, respectively.
As of June 3, 2022, the estimated aggregate amortization expense in future periods was as follows:

(in millions)	Other Intangibles (1)
Remainder of 2022	$203
2023	376
2024	331
2025	293
2026	142
Thereafter	286
Total expected amortization expense	$1,631
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of June 3, 2022 and December 3, 2021 consisted of the following:

(in millions)	2022	2021
Accrued compensation and benefits	$613	$490
Accrued bonuses	257	455
Accrued corporate marketing	104	96
Taxes payable	106	119
Other	535	576
Accrued expenses	$1,615	$1,736
Other primarily includes collateral received related to master netting arrangements, refund liabilities and general corporate accruals for local and regional expenses.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended June 3, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	6.6	$411.52
Awarded	2.9	$511.46
Released	(1.7)	$374.93
Forfeited	(0.4)	$433.69
Ending outstanding balance	7.4	$458.63	$3,167

Expected to vest	6.7	$455.52	$2,869
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 3, 2022 of $429.76.
The total fair value of restricted stock units vested during the six months ended June 3, 2022 was $813 million.
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
Our performance share awards which are contingent upon achievement of relative total stockholder return are valued using a Monte Carlo Simulation model, with compensation costs recognized over the longer of the remaining performance or service period.

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
As of June 3, 2022, the shares awarded under our 2022, 2021 and 2020 Performance Share Programs remained outstanding and were yet to be earned. For information regarding our outstanding 2021 and 2020 Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
Performance share activity for the six months ended June 3, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.6	$408.84
Awarded	0.3	$402.24
Released	(0.4)	$291.15
Forfeited	(0.1)	$489.34
Ending outstanding balance	0.4	$495.21	$189

Expected to vest	0.4	$494.30	$170
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 3, 2022 of $429.76.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the six months ended June 3, 2022 resulted from 168% achievement of target for the 2019 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2021. Shares awarded during the six months ended June 3, 2022 include 0.2 million additional shares awarded for the final achievement of the 2019 Performance Share Program. The remaining awarded shares were for the 2022 Performance Share Program.
The total fair value of performance shares vested during the six months ended June 3, 2022 was $192 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.2 million shares at an average price of $393.30 and 0.4 million shares at an average price of $241.52 for the six months ended June 3, 2022 and June 4, 2021, respectively. The intrinsic value of shares purchased during the six months ended June 3, 2022 and June 4, 2021 was $40 million and $93 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of June 3, 2022, there was $2.94 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.40 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended June 3, 2022 and June 4, 2021 were as follows:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Cost of revenue	$24	$17	$45	$34
Research and development	177	132	338	267
Sales and marketing	100	73	193	146
General and administrative	51	38	98	94
Total	$352	$260	$674	$541
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 3, 2021	Increase / Decrease	Reclassification Adjustments		June 3, 2022
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2	$(2)	$—		$—
Unrealized losses on available-for-sale securities	(4)	(27)	—		(31)
Net unrealized gains / losses on available-for-sale securities	(2)	(29)	—	(1)	(31)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	29	86	(43)	(2)	72
Cumulative foreign currency translation adjustments	(164)	(72)	—		(236)
Total accumulated other comprehensive income (loss), net of taxes	$(137)	$(15)	$(43)		$(195)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and six months ended June 3, 2022 and June 4, 2021 were not material.
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
During our first quarter of fiscal 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares of our common stock. Under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the financial institution, with the method of settlement at our election. As of June 3, 2022, a portion of our ASR prepayment was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity. Subsequent to June 3, 2022, the ASR was settled which resulted in total repurchases of 5.3 million shares at an average purchase price of $451.55.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
During the six months ended June 3, 2022 and June 4, 2021, we also entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $1.2 billion and $1.95 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agreed to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month was determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals less an agreed upon discount.
During the six months ended June 3, 2022, we repurchased a total of 5.6 million shares, including approximately 2.4 million shares at an average price of $474.52 through structured repurchase agreements entered into during fiscal 2021 and the six months ended June 3, 2022, as well as 3.2 million shares through the ASR described above. During the six months ended June 4, 2021 we repurchased approximately 3.9 million shares at an average price of $478.58 through structured repurchase agreements entered into during fiscal 2020 and the six months ended June 4, 2021.
For the six months ended June 3, 2022, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by June 3, 2022 were excluded from the computation of net income per share. As of June 3, 2022, $400 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to June 3, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. Upon completion of the $1.2 billion stock repurchase agreement, $8.3 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 3, 2022 and June 4, 2021:

	Three Months		Six Months
(in millions, except per share data)	2022	2021	2022	2021
Net income	$1,178	$1,116	$2,444	$2,377

Shares used to compute basic net income per share	472.1	477.8	472.3	478.3
Dilutive potential common shares from stock plans and programs	1.2	3.0	2.0	3.6
Shares used to compute diluted net income per share	473.3	480.8	474.3	481.9

Basic net income per share	$2.50	$2.34	$5.17	$4.97
Diluted net income per share	$2.49	$2.32	$5.15	$4.93

Anti-dilutive potential common shares	4.7	0.2	2.5	0.2
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying values of our borrowings as of June 3, 2022 and December 3, 2021 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2022	2021
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Current portion of debt, at par				(500)	—
Unamortized discount and debt issuance costs				(23)	(27)
Carrying value of long-term debt				$3,627	$4,123

Current portion of debt, at par				$500	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current debt				$499	$—
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
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of June 3, 2022, the carrying value of our current debt was $499 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires us not to exceed a maximum leverage ratio. As of June 3, 2022, we were in compliance with this covenant.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of June 3, 2022, there were no outstanding borrowings under this Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic initiatives, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2021, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2022, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by the ongoing shift towards a digital-first world. As we execute on our long-term growth initiatives, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Starting in December 2021, Creative Cloud includes Adobe Express, a web and mobile application designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ machines, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express that make creative tools accessible to first-time creators and communicators, continuing to acquire users with low cost of entry and delivery of additional features and value to Creative Cloud, and delivering new features and technologies to existing customers with our latest releases. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat DC, Adobe Scan and Adobe Sign. Adobe Acrobat DC is offered both through subscription and perpetual licenses.
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
In March 2022, in response to the Russia-Ukraine war, we announced a halt of all new sales of our products and services in Russia and Belarus. As a result, subsequent to March 4, 2022, we reduced our Digital Media ARR balance by $75 million, which represented our Digital Media ARR for existing business in Russia and Belarus. While we continued to provide Digital Media services in Ukraine, we also reduced our Digital Media ARR balance by an additional $12 million, which represented our Digital Media business in Ukraine. After the total ARR reduction of $87 million, the balance of our Digital Media ARR entering the second quarter of fiscal 2022 was $12.48 billion.
Creative ARR exiting the second quarter of fiscal 2022 was $10.82 billion, up from $10.22 billion at the end of fiscal 2021. Document Cloud ARR exiting the second quarter of fiscal 2022 was $2.13 billion, up from $1.93 billion at the end of fiscal 2021. Total Digital Media ARR grew to $12.95 billion at the end of the second quarter of fiscal 2022, up from $12.15 billion at the end of fiscal 2021.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2022 was $2.61 billion, up from $2.32 billion in the second quarter of fiscal 2021, representing 12% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2022 was $595 million, up from $469 million in the second quarter of fiscal 2021, representing 27% year-over-year growth. Total Digital Media segment revenue grew to $3.20 billion in the second quarter of fiscal 2022, up from $2.79 billion in the second quarter of fiscal 2021, representing 15% year-over-year growth driven by strong net new user growth.
Digital Experience
We are a market leader in the fast-growing category addressed by our Digital Experience segment. The Adobe Experience Cloud applications, services and platform are designed to manage customer journeys, enable shoppable experiences and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions.
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
Digital Experience revenue was $1.10 billion in the second quarter of fiscal 2022, up from $938 million in the second quarter of fiscal 2021, representing 17% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $961 million in the second quarter of fiscal 2022 from $817 million in the second quarter of fiscal 2021, representing 18% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, COVID-19 pandemic and actions taken by central banks to counter inflation. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Based on current conditions, foreign currency exchange rate fluctuations may continue to negatively impact our revenue and earnings in the second half of fiscal 2022.
While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See Risk Factors for further discussion of the possible impact of these macroeconomic issues on our business.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 3, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2021.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $12.95 billion as of June 3, 2022 increased by $795 million, or 7%, from $12.15 billion as of December 3, 2021. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings, partially offset by an $87 million ARR reduction taken in response to the Russia-Ukraine war.
•Creative revenue during the three months ended June 3, 2022 of $2.61 billion increased by $287 million, or 12%, compared to the year-ago period. Document Cloud revenue during the three months ended June 3, 2022 of $595 million increased by $126 million, or 27%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.10 billion during the three months ended June 3, 2022 increased by $157 million, or 17%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $13.82 billion as of June 3, 2022 decreased by $176 million, or 1%, from $13.99 billion as of December 3, 2021 as reductions caused by revenue recognition exceeded additions from new business and renewals contracted during the period. To a lesser extent, the impact of foreign currency exchange rate fluctuations also contributed to the decrease in remaining performance obligations.
•Cost of revenue of $539 million during the three months ended June 3, 2022 increased by $95 million, or 21%, compared to the year-ago period primarily due to increases in hosting services and data center costs, as well as increases in base and incentive compensation and related benefits costs.
•Operating expenses of $2.32 billion during the three months ended June 3, 2022 increased by $333 million, or 17%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Cash flows from operations of $3.81 billion during the six months ended June 3, 2022 increased by $49 million, or 1%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.

Revenue for the Three and Six Months Ended June 3, 2022 and June 4, 2021
Revenue for the six months ended June 4, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2022 is a 52-week year compared with fiscal 2021 which was a 53-week year.

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Subscription	$4,070	$3,520	16%	$8,028	$7,104	13%
Percentage of total revenue	93%	92%		93%	92%
Product	146	153	(5)%	291	308	(6)%
Percentage of total revenue	3%	4%		3%	4%
Services and other	170	162	5%	329	328	—%
Percentage of total revenue	4%	4%		4%	4%
Total revenue	$4,386	$3,835	14%	$8,648	$7,740	12%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and six months ended June 3, 2022 and June 4, 2021 is as follows:

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Digital Media	$3,079	$2,668	15%	$6,074	$5,399	13%
Digital Experience	961	817	18%	1,893	1,629	16%
Publishing and Advertising	30	35	(14)%	61	76	(20)%
Total subscription revenue	$4,070	$3,520	16%	$8,028	$7,104	13%
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

Segment Information

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Digital Media	$3,200	$2,787	15%	$6,310	$5,646	12%
Percentage of total revenue	73%	73%		73%	73%
Digital Experience	1,095	938	17%	2,152	1,872	15%
Percentage of total revenue	25%	24%		25%	24%
Publishing and Advertising	91	110	(17)%	186	222	(16)%
Percentage of total revenue	2%	3%		2%	3%
Total revenue	$4,386	$3,835	14%	$8,648	$7,740	12%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended June 3, 2022 and June 4, 2021 were as follows:

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Creative Cloud	$2,605	$2,318	12%	$5,153	$4,697	10%
Document Cloud	595	469	27%	1,157	949	22%
Total Digital Media revenue	$3,200	$2,787	15%	$6,310	$5,646	12%
Revenue from Digital Media increased $413 million and $664 million during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong customer acquisition and engagement.
Digital Experience
Revenue from Digital Experience increased $157 million and $280 million during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to net new additions across our subscription offerings.
Geographical Information

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Americas	$2,524	$2,185	16%	$4,970	$4,409	13%
Percentage of total revenue	58%	57%		57%	57%
EMEA	1,157	1,026	13%	2,293	2,078	10%
Percentage of total revenue	26%	27%		27%	27%
APAC	705	624	13%	1,385	1,253	11%
Percentage of total revenue	16%	16%		16%	16%
Total revenue	$4,386	$3,835	14%	$8,648	$7,740	12%

Overall revenue during the three and six months ended June 3, 2022 increased in all geographic regions as compared to the three and six months ended June 4, 2021 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and six months ended June 3, 2022 as compared to the year-ago periods, the U.S. Dollar strengthened against foreign currencies, including the Euro and the Japanese Yen, which decreased revenue in U.S. Dollar equivalents by $84 million and $117 million, respectively. For the three and six months ended June 3, 2022, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $33 million and $51 million, respectively.
Cost of Revenue for the Three and Six Months Ended June 3, 2022 and June 4, 2021

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Subscription	$410	$328	25%	$803	$652	23%
Percentage of total revenue	9%	9%		9%	8%
Product	9	9	—%	19	19	—%
Percentage of total revenue	*	*		*	*
Services and other	120	107	12%	229	220	4%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$539	$444	21%	$1,051	$891	18%
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
Cost of subscription revenue increased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Hosting services and data center costs	11%	10%
Amortization of intangibles	5	5
Base compensation and related benefits	4	3
Incentive compensation, cash and stock-based	2	1
Royalty costs	2	1
Software licenses	1	2
Various individually insignificant items	—	1
Total change	25%	23%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to increases in professional fees, base compensation costs and incentive compensation costs.

Operating Expenses for the Three and Six Months Ended June 3, 2022 and June 4, 2021

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Research and development	$738	$612	21%	$1,439	$1,232	17%
Percentage of total revenue	17%	16%		17%	16%
Sales and marketing	1,247	1,073	16%	2,405	2,122	13%
Percentage of total revenue	28%	28%		28%	27%
General and administrative	291	256	14%	560	546	3%
Percentage of total revenue	7%	7%		6%	7%
Amortization of intangibles	42	44	(5)%	84	89	(6)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,318	$1,985	17%	$4,488	$3,989	13%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Incentive compensation, cash and stock-based	8%	6%
Base compensation and related benefits	8	7
Professional and consulting fees	2	2
Various individually insignificant items	3	2
Total change	21%	17%
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
Sales and marketing expenses increased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Marketing spend related to campaigns, events and overall marketing efforts	4%	4%
Incentive compensation, cash and stock-based	4	3
Base compensation and related benefits	4	3
Professional and consulting fees	2	2
Various individually insignificant items	2	1
Total change	16%	13%

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
General and administrative expenses increased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Incentive compensation, cash and stock-based	5%	1%
Base compensation and related benefits	3	2
Professional and consulting fees	2	3
Charitable contributions	3	—
Facilities	(1)	(2)
Various individually insignificant items	2	(1)
Total change	14%	3%
Amortization of Intangibles
Amortization expenses decreased during the three and six months ended June 3, 2022 as compared to the three and six months ended June 4, 2021 primarily due to certain intangible assets from previous acquisitions becoming fully amortized in fiscal 2021. The decrease in amortization expense is partially offset by increases to amortization expense primarily associated with intangible assets purchased through our acquisition of Frame.io during the fourth quarter of fiscal 2021.
Non-Operating Income (Expense), Net for the Three and Six Months Ended June 3, 2022 and June 4, 2021

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Interest expense	$(28)	$(28)	—%	$(56)	$(58)	(3)%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	(8)	8	**	(17)	13	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	(1)	—	**	(1)	4	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(37)	$(20)	**	$(74)	$(41)	**
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
Provision for Income Taxes for the Three and Six Months Ended June 3, 2022 and June 4, 2021

(dollars in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Provision for income taxes	$314	$270	16%	$591	$442	34%
Percentage of total revenue	7%	7%		7%	6%
Effective tax rate	21%	20%		19%	16%
Our effective tax rates increased by approximately a percentage point and three percentage points for the three and six months ended June 3, 2022, respectively, as compared to the three and six months ended June 4, 2021, primarily due to lower tax benefits related to stock-based compensation during the three and six months ended June 3, 2022.
Our effective tax rate for the three months ended June 3, 2022 was the same as the U.S. federal statutory tax rate primarily due to the impact of the U.S. federal research tax credit being largely offset by state taxes. Our effective tax rate for the six months ended June 3, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the previously noted items and tax benefits related to stock-based compensation.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $379 million as of June 3, 2022, primarily attributable to certain state credits.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $299 million and $250 million as of June 3, 2022 and June 4, 2021, respectively. If the total unrecognized tax benefits at June 3, 2022 and June 4, 2021 were recognized, $201 million and $181 million would decrease the respective effective tax rates.
As of June 3, 2022 and June 4, 2021, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $20 million and $24 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
Moreover, we are subject to examinations by the U.S. Internal Revenue Service and other domestic and foreign taxing authorities. Although we believe our worldwide provision for income taxes and other tax liabilities are reasonable, the determination of certain positions requires significant judgement, of which we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	June 3, 2022	December 3, 2021
Cash and cash equivalents	$3,365	$3,844
Short-term investments	$1,934	$1,954
Working capital	$523	$1,737
Stockholders’ equity	$13,985	$14,797
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 3, 2022	June 4, 2021
Net cash provided by operating activities	$3,809	$3,760
Net cash used for investing activities	(398)	(1,665)
Net cash used for financing activities	(3,854)	(2,324)
Effect of foreign currency exchange rates on cash and cash equivalents	(36)	1
Net change in cash and cash equivalents	$(479)	$(228)
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.81 billion for the six months ended June 3, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were net income together with decreases in trade receivables. Decreases in trade receivables were largely attributable to strong collections. The primary working capital uses of cash were decreases in accrued expenses and other liabilities together with increases in prepaid expenses and other assets. The decreases in accrued expenses and other liabilities were largely driven by the payment of accrued bonuses. The increases in prepaid expenses and other assets were primarily due to sales commissions paid and capitalized and the timing of billings and payments associated with certain vendors.
Cash Flows from Investing Activities
Net cash used for investing activities of $398 million for the six months ended June 3, 2022 was primarily due to ongoing capital expenditures, business acquisitions, and purchases of short-term investments, net of proceeds from sales and maturities.
Cash Flows from Financing Activities
Net cash used for financing activities of $3.85 billion for the six months ended June 3, 2022 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.

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
Our cash equivalent and short-term investment portfolio as of June 3, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Revolving Credit Agreement
We have a $1 billion senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through October 17, 2023. As of June 3, 2022, there were no outstanding borrowings under this Credit Agreement and the entire $1 billion credit line remains available for borrowing. Our Revolving Credit Agreement contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of June 3, 2022, we were in compliance with this covenant. We believe this covenant will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $4.15 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of June 3, 2022, the carrying value of our senior notes was $4.13 billion and our maximum commitment for interest payments was $465 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of June 3, 2022, the carrying value of our current debt was $499 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
Contractual Obligations
Our principal commitments as of June 3, 2022 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the second quarter of fiscal 2022, we restructured certain of our long-term supplier commitments that increased our minimum purchase obligations by $4.75 billion through May 2029. There have been no other material changes to our non-cancellable unconditional purchase obligations during the six months ended June 3, 2022.
Other
Our transition tax liability related to historical undistributed foreign earnings, which was accrued as a result of the U.S. Tax Act was approximately $313 million as of June 3, 2022 and is payable in installments through fiscal 2026. As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes under current U.S. tax law. In addition, the U.S. Tax Act requires companies to capitalize and amortize research and development expenditures starting fiscal 2023. If not modified, we anticipate an adverse impact to our effective rates for income taxes paid, which will be partially offset by the increase in the foreign-derived intangible income deduction, for fiscal 2023 and beyond.

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
During our first quarter of fiscal 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received an initial delivery of 3.2 million shares of our common stock. Subsequent to June 3, 2022, the ASR was settled which resulted in total repurchases of 5.3 million shares at an average purchase price of $451.55.
During the second quarter of fiscal 2022, we also entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $1.2 billion. As of June 3, 2022, $400 million of prepayment remained under our outstanding structured stock repurchase agreement.
During the six months ended June 3, 2022, we repurchased a total of 5.6 million shares, including approximately 2.4 million shares at an average price of $474.52 through structured repurchase agreements entered into during fiscal 2021 and the three-months ended June 3, 2022, as well as 3.2 million shares through the ASR.
Subsequent to June 3, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. Upon completion of the $1.2 billion stock repurchase agreement, $8.3 billion remains under our December 2020 authority.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended June 3, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 3, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 3, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The spread of COVID-19 has caused us to modify our business practices, including implementing prolonged closures and limited reopenings of certain Adobe offices and restricting employee travel. Starting in June 2021, we began a phased reopening of all of our U.S. offices and certain of our international offices, and invited employees located near those reopened offices to return to the office on a voluntary basis. The reopening of our U.S. offices has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations or other changing conditions could cause us to postpone reopening or temporarily re-close certain offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our real estate portfolio and strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.
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
Consumers continue to migrate from personal computers to tablet and mobile devices. While we offer our products on a variety of hardware platforms, if we cannot continue adapting our products to tablet and mobile devices or the web, or if our competitors can adapt their products more quickly than us, our business could be harmed. Releases of new devices or operating systems may make it more difficult for our products to perform or may require significant cost to adapt our solutions to such devices or operating systems. These potential costs and delays could harm our business.
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
We believe that our brands have significantly contributed to the success of our business. Maintaining and enhancing the brands within Adobe increases our ability to enter new categories, launch new and innovative products to better serve our customers and expand our customer base. Our brands may be negatively affected by the use of our products or services to create or disseminate newsworthy content that is deemed to be misleading, deceptive, or intended to manipulate public opinion (e.g., “DeepFakes”), by the use of our products or services for illicit, objectionable or illegal ends, or by our failure to respond appropriately and expeditiously to such uses of our products and services. Such uses of our products and services may also cause us to face claims related to defamation, rights of publicity and privacy, illegal content, misinformation and personal injury torts. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to appropriately respond to objectionable content created using our products or services or shared on our platforms, our users may lose confidence in our brands and our business and financial results may be adversely affected.
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
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com, Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. The COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. In addition, supply chain disruptions stemming from the Russia-Ukraine war may harm our customers and suppliers and further complicate existing supply chain constraints. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results, reputation and our business.
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
Maintaining the security of our products and services is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate our end points, information systems and network security measures. Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, making it increasingly difficult to detect and successfully defend against them. Certain unauthorized parties have in the past managed, and may again in the future manage, to gain access to and misuse some of our systems and software, or that of our third-party service providers, in order to access the authentication, payment and personal information of our end users’ and employees. In addition, cyber-attackers (which may include individuals or groups, as well as sophisticated groups such as nation-state and state-sponsored attackers, which can deploy significant resources to plan and carry out exploits) also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, services, information systems or networks. Hardware, software and operating system applications that we develop or procure from third parties have contained and may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. The costs to prevent, eliminate, mitigate or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems, including notifying affected parties, may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic, as we shifted nearly all of our workforce to more frequent work-from-home arrangements. We also expect to resume operations in our offices under a hybrid model where a large portion of our workforce will spend a portion of their time working in our offices and a portion of their time working from home. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, including as a result of a global health crisis and geopolitical conflict, which has affected and may continue to affect certain sectors of the economy disproportionately. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 43% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;
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
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity, which may vary significantly by region.
Some of our third-party business partners have international operations and are also subject to these risks and, if our third-party business partners are unable to appropriately manage these risks, our business may be harmed. If sales to any of our customers outside of the Americas are reduced, delayed or canceled because of any of the above factors, our revenue may decline.
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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe and the Personal Information Protection Law (“PIPL”) in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information) and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Standard Contractual Clauses) are the subject of regulatory interpretation and judicial decisions by the Court of Justice of the European Union. We are closely monitoring for developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The open judicial questions and regulatory interpretations related to the validity of transfers using Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including China, Australia, New Zealand, Brazil, Hong Kong and Japan, have also established specific legal requirements for cross-border transfers of personal information. Other countries, such as India, are considering requirements for data localization (i.e., where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
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
Moreover, we are subject to examinations by the U.S. Internal Revenue Service and other domestic and foreign taxing authorities. Although we believe our worldwide provision for income taxes and other tax liabilities are reasonable, the determination of certain positions requires significant judgement, of which we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, economic sanctions and emerging market volatility, and associated uncertainty have and may in the future cause currencies to fluctuate. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our program to partially hedge our exposure to foreign currency fluctuations and make adjustments that we believe are appropriate. Our hedging activities have not and may not in the future offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
Our cash equivalent and short-term investment portfolio as of June 3, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic and the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 3, 2022, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board environmental metrics. Regulatory developments and changing market dynamics regarding climate change may impact our business, financial condition and results of operations.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, armed conflicts and wars, including the Russia-Ukraine war. Additionally, the business downturn caused by the pandemic may adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness (e.g., international travel bans impacting customers in the travel and hospitality industries). As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending, and we have already experienced and may continue to experience the impact of a global decline in advertising spend as the pandemic continues to unfold. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
•macroeconomic conditions and the economic impact of the COVID-19 pandemic and the Russia-Ukraine war; and
•unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 3, 2022. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$10,700
March 5—April 1, 2022
Shares repurchased	—	$—	—	$—
April 2—April 29, 2022
Shares repurchased	0.9	$439.69	0.9	$(400)	(2)
April 30—June 3, 2022
Shares repurchased	1.0	$419.17	1.0	$(400)	(2)

Total	1.9		1.9	$9,900
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In March 2022, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. As of June 3, 2022, approximately $400 million of the prepayment remained under this agreement.
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

Date: June 29, 2022

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Adobe
Adobe Experience Cloud
Adobe Express
Adobe Stock
Behance
Creative Cloud
Document Cloud
Frame.io
Journey Optimizer
Marketo
Reader
Workfront

All other trademarks are the property of their respective owners.