Form 10-Q
period 2022-09-02
ADOBE INC.
filed 2022-09-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of September 23, 2022, 464.9 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 2, 2022	December 3, 2021
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$3,870	$3,844
Short-term investments	1,894	1,954
Trade receivables, net of allowances for doubtful accounts of $24 and $16, respectively	1,723	1,878
Prepaid expenses and other current assets	1,002	993
Total current assets	8,489	8,669
Property and equipment, net	1,858	1,673
Operating lease right-of-use assets, net	414	443
Goodwill	12,756	12,668
Other intangibles, net	1,548	1,820
Deferred income taxes	799	1,085
Other assets	880	883
Total assets	$26,744	$27,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$316	$312
Accrued expenses	1,629	1,736
Debt	500	—
Deferred revenue	4,829	4,733
Income taxes payable	76	54
Operating lease liabilities	88	97
Total current liabilities	7,438	6,932
Long-term liabilities:
Debt	3,627	4,123
Deferred revenue	114	145
Income taxes payable	510	534
Deferred income taxes	3	5
Operating lease liabilities	426	453
Other liabilities	253	252
Total liabilities	12,371	12,444
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 467 and 475 shares outstanding, respectively	—	—
Additional paid-in-capital	9,548	8,428
Retained earnings	27,158	23,905
Accumulated other comprehensive income (loss)	(224)	(137)
Treasury stock, at cost (134 and 126 shares, respectively)	(22,109)	(17,399)
Total stockholders’ equity	14,373	14,797
Total liabilities and stockholders’ equity	$26,744	$27,241
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2022	September 3, 2021	September 2, 2022	September 3, 2021
Revenue:
Subscription	$4,128	$3,657	$12,156	$10,761
Product	126	119	417	427
Services and other	179	159	508	487
Total revenue	4,433	3,935	13,081	11,675
Cost of revenue:
Subscription	413	344	1,216	996
Product	8	10	27	29
Services and other	125	113	354	333
Total cost of revenue	546	467	1,597	1,358
Gross profit	3,887	3,468	11,484	10,317
Operating expenses:
Research and development	775	651	2,214	1,883
Sales and marketing	1,266	1,068	3,671	3,190
General and administrative	319	265	879	811
Amortization of intangibles	43	43	127	132
Total operating expenses	2,403	2,027	6,891	6,016
Operating income	1,484	1,441	4,593	4,301
Non-operating income (expense):
Interest expense	(28)	(27)	(84)	(85)
Investment gains (losses), net	(6)	7	(23)	20
Other income (expense), net	6	(3)	5	1
Total non-operating income (expense), net	(28)	(23)	(102)	(64)
Income before income taxes	1,456	1,418	4,491	4,237
Provision for income taxes	320	206	911	648
Net income	$1,136	$1,212	$3,580	$3,589
Basic net income per share	$2.42	$2.54	$7.60	$7.51
Shares used to compute basic net income per share	469	477	471	478
Diluted net income per share	$2.42	$2.52	$7.57	$7.45
Shares used to compute diluted net income per share	469	481	473	481

  See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2022	September 3, 2021	September 2, 2022	September 3, 2021
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,136	$1,212	$3,580	$3,589
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(6)	(1)	(35)	(4)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	107	12	193	5
Reclassification adjustment for realized gains / losses on derivative instruments	(47)	5	(89)	26
Net increase (decrease) from derivatives designated as hedging instruments	60	17	104	31
Foreign currency translation adjustments	(83)	(26)	(156)	—
Other comprehensive income (loss), net of taxes	(29)	(10)	(87)	27
Total comprehensive income, net of taxes	$1,107	$1,202	$3,493	$3,616

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985
Net income	—	—	—	1,136	—	—	—	1,136
Other comprehensive income (loss), net of taxes	—	—	—	—	(29)	—	—	(29)
Re-issuance of treasury stock under stock compensation plans	—	—	68	—	—	1	35	103
Repurchases of common stock	—	—	—	—	—	(5)	(1,200)	(1,200)
Stock-based compensation	—	—	378	—	—	—	—	378
Balances at September 2, 2022	601	$—	$9,548	$27,158	$(224)	(134)	$(22,109)	$14,373

	Three Months Ended September 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 4, 2021	601	$—	$7,877	$21,538	$(121)	(124)	$(15,442)	$13,852
Net income	—	—	—	1,212	—	—	—	1,212
Other comprehensive income (loss), net of taxes	—	—	—	—	(10)	—	—	(10)
Re-issuance of treasury stock under stock compensation plans	—	—	52	—	—	1	29	81
Repurchases of common stock	—	—	—	—	—	(2)	(1,000)	(1,000)
Stock-based compensation	—	—	280	—	—	—	—	280
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at September 3, 2021	601	$—	$8,209	$22,750	$(131)	(125)	$(16,414)	$14,414

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended September 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	3,580	—	—	—	3,580
Other comprehensive income (loss), net of taxes	—	—	—	—	(87)	—	—	(87)
Re-issuance of treasury stock under stock compensation plans	—	—	68	(327)	—	3	86	(173)
Repurchases of common stock	—	—	—	—	—	(11)	(4,800)	(4,800)
Stock-based compensation	—	—	1,052	—	—	—	—	1,052
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at September 2, 2022	601	$—	$9,548	$27,158	$(224)	(134)	$(22,109)	$14,373

	Nine Months Ended September 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	3,589	—	—	—	3,589
Other comprehensive income (loss), net of taxes	—	—	—	—	27	—	—	27
Re-issuance of treasury stock under stock compensation plans	—	—	52	(450)	—	3	86	(312)
Repurchases of common stock	—	—	—	—	—	(6)	(2,950)	(2,950)
Stock-based compensation	—	—	800	—	—	—	—	800
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at September 3, 2021	601	$—	$8,209	$22,750	$(131)	(125)	$(16,414)	$14,414

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 2, 2022	September 3, 2021
Cash flows from operating activities:
Net income	$3,580	$3,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	641	583
Stock-based compensation	1,052	800
Reduction of operating lease right-of-use assets	63	53
Deferred income taxes	282	120
Unrealized losses (gains) on investments, net	33	(11)
Other non-cash items	8	3
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	146	(105)
Prepaid expenses and other assets	(133)	(423)
Trade payables	11	18
Accrued expenses and other liabilities	(237)	(47)
Income taxes payable	2	13
Deferred revenue	65	571
Net cash provided by operating activities	5,513	5,164
Cash flows from investing activities:
Purchases of short-term investments	(703)	(881)
Maturities of short-term investments	497	701
Proceeds from sales of short-term investments	221	138
Acquisitions, net of cash acquired	(126)	(1,470)
Purchases of property and equipment	(351)	(249)
Purchases of long-term investments, intangibles and other assets	(39)	(37)
Net cash used for investing activities	(501)	(1,798)
Cash flows from financing activities:
Repurchases of common stock	(4,800)	(2,950)
Proceeds from re-issuance of treasury stock	278	290
Taxes paid related to net share settlement of equity awards	(451)	(602)
Other financing activities, net	59	39
Net cash used for financing activities	(4,914)	(3,223)
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	2
Net change in cash and cash equivalents	26	145
Cash and cash equivalents at beginning of period	3,844	4,478
Cash and cash equivalents at end of period	$3,870	$4,623
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$486	$589
Cash paid for interest	$101	$100

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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 2, 2022 that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended September 2, 2022 and September 3, 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended September 2, 2022
Revenue	$3,232	$1,120	$81	$4,433
Cost of revenue	136	385	25	546
Gross profit	$3,096	$735	$56	$3,887
Gross profit as a percentage of revenue	96%	66%	69%	88%
Three months ended September 3, 2021
Revenue	$2,865	$985	$85	$3,935
Cost of revenue	106	334	27	467
Gross profit	$2,759	$651	$58	$3,468
Gross profit as a percentage of revenue	96%	66%	68%	88%
Our segment results for the nine months ended September 2, 2022 and September 3, 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Nine months ended September 2, 2022
Revenue	$9,542	$3,272	$267	$13,081
Cost of revenue	411	1,111	75	1,597
Gross profit	$9,131	$2,161	$192	$11,484
Gross profit as a percentage of revenue	96%	66%	72%	88%
Nine months ended September 3, 2021
Revenue	$8,511	$2,857	$307	$11,675
Cost of revenue	303	972	83	1,358
Gross profit	$8,208	$1,885	$224	$10,317
Gross profit as a percentage of revenue	96%	66%	73%	88%
Revenue by geographic area for the three and nine months ended September 2, 2022 and September 3, 2021 were as follows:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Americas	$2,600	$2,242	$7,570	$6,651
EMEA	1,143	1,061	3,436	3,139
APAC	690	632	2,075	1,885
Total	$4,433	$3,935	$13,081	$11,675

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended September 2, 2022 and September 3, 2021 were as follows:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Creative Cloud	$2,625	$2,372	$7,778	$7,069
Document Cloud	607	493	1,764	1,442
Total Digital Media revenue	$3,232	$2,865	$9,542	$8,511
Subscription revenue by segment for the three and nine months ended September 2, 2022 and September 3, 2021 were as follows:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Digital Media	$3,116	$2,757	$9,190	$8,156
Digital Experience	981	864	2,874	2,493
Publishing and Advertising	31	36	92	112
Total subscription revenue	$4,128	$3,657	$12,156	$10,761
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of September 2, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $1.72 billion, inclusive of unbilled receivables of $97 million. As of December 3, 2021, the balance of trade receivables, net of allowances for doubtful accounts, was $1.88 billion, inclusive of unbilled receivables of $82 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $24 million and $16 million as of September 2, 2022 and December 3, 2021, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended September 2, 2022. Contract assets were $80 million and $85 million as of September 2, 2022 and December 3, 2021, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of September 2, 2022, the balance of deferred revenue was $4.94 billion, which includes $33 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of December 3, 2021, the balance of deferred revenue was $4.88 billion. During the three and nine months ended September 2, 2022, approximately $873 million and $4.37 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 3, 2021.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 2, 2022, remaining performance obligations were approximately $14.11 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $649 million and $611 million as of September 2, 2022 and December 3, 2021, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $105 million and $128 million as of September 2, 2022 and December 3, 2021, respectively.
NOTE 3.  ACQUISITIONS
Figma
Subsequent to September 2, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and is expected to close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022.
Figma is a privately held company that provides a web-first collaborative product design platform. Following the closing, we intend to integrate Figma into our Digital Media reportable segment for financial reporting purposes.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The table below represents the final purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of October 7, 2021 and the associated estimated useful lives at that date. During the nine months ended September 2, 2022, we recorded purchase accounting adjustments that were not material based on changes to management’s estimates and assumptions in regards to the total purchase price and its related impact to goodwill.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Purchased technology	$331	4
In-process research and development (1)	19	N/A
Trademarks	4	3
Customer contracts and relationships	3	10
Total identifiable intangible assets	357
Net liabilities assumed	(36)	N/A
Goodwill (2)	915	N/A
Total purchase price	$1,236
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
Cash, cash equivalents and short-term investments consisted of the following as of September 2, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$595	$—	$—	$595
Cash equivalents:
Corporate debt securities	21	—	—	21
Money market funds	3,202	—	—	3,202
Time deposits	25	—	—	25
U.S. agency securities	13	—	—	13
U.S. Treasury securities	14	—	—	14
Total cash equivalents	3,275	—	—	3,275
Total cash and cash equivalents	3,870	—	—	3,870
Short-term fixed income securities:
Asset-backed securities	114	—	(2)	112
Corporate debt securities	1,322	—	(22)	1,300
Foreign government securities	5	—	—	5
Municipal securities	23	—	—	23
U.S. agency securities	19	—	—	19
U.S. Treasury securities	448	—	(13)	435
Total short-term investments	1,931	—	(37)	1,894
Total cash, cash equivalents and short-term investments	$5,801	$—	$(37)	$5,764

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of September 2, 2022:

(in millions)	Estimated Fair Value
Due within one year	$868
Due between one and two years	676
Due between two and three years	336
Due after three years	14
Total	$1,894

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended September 2, 2022 and September 3, 2021, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at September 2, 2022 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$21	$—	$21	$—
Money market funds	3,202	3,202	—	—
Time deposits	25	25	—	—
U.S. agency securities	13	—	13	—
U.S. Treasury securities	14	—	14	—
Short-term investments:
Asset-backed securities	112	—	112	—
Corporate debt securities	1,300	—	1,300	—
Foreign government securities	5	—	5	—
Municipal securities	23	—	23	—
U.S. agency securities	19	—	19	—
U.S. Treasury securities	435	—	435	—
Prepaid expenses and other current assets:
Foreign currency derivatives	183	—	183	—
Other assets:
Deferred compensation plan assets	150	150	—	—
Total assets	$5,502	$3,377	$2,125	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$9	$—	$9	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.91 billion as of September 2, 2022, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of September 2, 2022, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $165 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
The fair value of derivative instruments on our condensed consolidated balance sheets as of September 2, 2022 and December 3, 2021 were as follows:

(in millions)	2022		2021
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts(1)	$179	$—	$91	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	4	9	7	8
Total derivatives	$183	$9	$98	$8
_________________________________________
(1)Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 2, 2022 and September 3, 2021 were associated with our foreign exchange option contracts. For the three and nine months ended September 2, 2022, we recognized $107 million and $193 million of net gains, respectively, in our condensed consolidated statements of comprehensive income. For the three and nine months ended September 3, 2021, net gains recognized in our condensed consolidated statements of comprehensive income were not material.
The effects of derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 2, 2022 and September 3, 2021 were primarily associated with foreign exchange option contracts. For the three and nine months ended September 2, 2022, we reclassified $54 million and $105 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and nine months ended September 3, 2021, we reclassified $5 million and $26 million of net losses, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of September 2, 2022 and December 3, 2021 was $12.76 billion and $12.67 billion, respectively. The increase was primarily due to the completion of business acquisitions during the nine months ended September 2, 2022.
Other intangible assets subject to amortization as of September 2, 2022 and December 3, 2021 were as follows:

(in millions)	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,201	$(462)	$739	$1,213	$(379)	$834
Purchased technology	1,060	(477)	583	1,053	(344)	709
Trademarks	376	(161)	215	376	(128)	248
Other	59	(48)	11	60	(31)	29
Other intangibles, net	$2,696	$(1,148)	$1,548	$2,702	$(882)	$1,820
Amortization expense related to other intangibles was $101 million and $303 million for the three and nine months ended September 2, 2022, respectively. Comparatively, amortization expense related to other intangibles was $83 million and $262 million for the three and nine months ended September 3, 2021, respectively. Of these amounts, $58 million and $176 million were included in cost of revenue for the three and nine months ended September 2, 2022, respectively, and $40 million and $130 million were included in cost of revenue for the three and nine months ended September 3, 2021, respectively.
As of September 2, 2022, the estimated aggregate amortization expense in future periods was as follows:

(in millions)	Other Intangibles (1)
Remainder of 2022	$101
2023	376
2024	331
2025	293
2026	142
Thereafter	286
Total expected amortization expense	$1,529
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of September 2, 2022 and December 3, 2021 consisted of the following:

(in millions)	2022	2021
Accrued compensation and benefits	$380	$490
Accrued bonuses	377	455
Derivative collateral liabilities	151	91
Accrued corporate marketing	118	96
Taxes payable	104	119
Other	499	485
Accrued expenses	$1,629	$1,736
Other primarily includes refund liabilities and general corporate accruals for local and regional expenses. See Note 6 for further details regarding our derivative collateral liabilities.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 2, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	6.6	$411.52
Awarded	3.9	$482.83
Released	(2.4)	$376.20
Forfeited	(0.6)	$438.28
Ending outstanding balance	7.5	$457.41	$2,755

Expected to vest	6.8	$455.52	$2,502
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 2, 2022 of $368.14.
The total fair value of restricted stock units vested during the nine months ended September 2, 2022 was $1.08 billion.
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
As of September 2, 2022, the shares awarded under our 2022, 2021 and 2020 Performance Share Programs remained outstanding and were yet to be earned. For information regarding our outstanding 2021 and 2020 Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
Performance share activity for the nine months ended September 2, 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.6	$408.84
Awarded	0.3	$402.24
Released	(0.4)	$291.15
Forfeited	(0.1)	$490.39
Ending outstanding balance	0.4	$495.23	$158

Expected to vest	0.4	$494.35	$144
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 2, 2022 of $368.14.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the nine months ended September 2, 2022 resulted from 168% achievement of target for the 2019 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2021. Shares awarded during the nine months ended September 2, 2022 include 0.2 million additional shares awarded for the final achievement of the 2019 Performance Share Program. The remaining awarded shares were for the 2022 Performance Share Program.
The total fair value of performance shares vested during the nine months ended September 2, 2022 was $192 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.8 million shares at an average price of $333.92 and 1.0 million shares at an average price of $294.15 for the nine months ended September 2, 2022 and September 3, 2021, respectively. The intrinsic value of shares purchased during the nine months ended September 2, 2022 and September 3, 2021 was $73 million and $256 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of September 2, 2022, there was $3.04 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.36 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended September 2, 2022 and September 3, 2021 were as follows:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Cost of revenue	$26	$19	$71	$53
Research and development	189	141	527	408
Sales and marketing	112	81	305	227
General and administrative	51	39	149	133
Total	$378	$280	$1,052	$821
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 3, 2021	Increase / Decrease	Reclassification Adjustments		September 2, 2022
Net unrealized gains / losses on available-for-sale securities:
Unrealized gains on available-for-sale securities	$2	$(2)	$—		$—
Unrealized losses on available-for-sale securities	(4)	(33)	—		(37)
Net unrealized gains / losses on available-for-sale securities	(2)	(35)	—	(1)	(37)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	29	193	(89)	(2)	133
Cumulative foreign currency translation adjustments	(164)	(156)	—		(320)
Total accumulated other comprehensive income (loss), net of taxes	$(137)	$2	$(89)		$(224)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended September 2, 2022 and September 3, 2021 were not material.
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
During our first quarter of fiscal 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion. Under the terms of the ASR, the financial institution agreed to deliver a portion of shares to us at contract inception and the remaining shares at settlement, which occurred in the third quarter of fiscal 2022. The total number of shares delivered and average purchase price paid per share were determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During the nine months ended September 2, 2022 and September 3, 2021, we also entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $2.4 billion and $2.95 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agreed to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
month was determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals less an agreed upon discount.
During the nine months ended September 2, 2022, we repurchased a total of 10.7 million shares, including approximately 5.4 million shares at an average price of $429.13 through structured repurchase agreements entered into during fiscal 2021 and the nine months ended September 2, 2022, as well as 5.3 million shares at an average purchase price of $451.55 through the ASR described above. During the nine months ended September 3, 2021 we repurchased approximately 5.6 million shares at an average price of $508.52 through structured repurchase agreements entered into during fiscal 2020 and the nine months ended September 3, 2021.
For the nine months ended September 2, 2022, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by September 2, 2022 were excluded from the computation of net income per share. As of September 2, 2022, $400 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to September 2, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.75 billion. Upon completion of the $1.75 billion stock repurchase agreement, $6.55 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 2, 2022 and September 3, 2021:

	Three Months		Nine Months
(in millions, except per share data)	2022	2021	2022	2021
Net income	$1,136	$1,212	$3,580	$3,589

Shares used to compute basic net income per share	468.5	476.7	471.1	477.8
Dilutive potential common shares from stock plans and programs	0.9	4.0	1.6	3.7
Shares used to compute diluted net income per share	469.4	480.7	472.7	481.5

Basic net income per share	$2.42	$2.54	$7.60	$7.51
Diluted net income per share	$2.42	$2.52	$7.57	$7.45

Anti-dilutive potential common shares	5.0	0.1	3.5	0.1
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying values of our borrowings as of September 2, 2022 and December 3, 2021 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2022	2021
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Current portion of debt, at par				(500)	—
Unamortized discount and debt issuance costs				(23)	(27)
Carrying value of long-term debt				$3,627	$4,123

Carrying value of current debt, net of unamortized discount and debt issuance costs				$500	$—
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
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of September 2, 2022, the carrying value of our current debt was $500 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement entered into in October 2018 (the “Prior Revolving Credit Agreement”). The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either the (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR rate, plus a margin, (iii) alternative currency rate, plus a margin, or (iv) base rate, which is defined as the highest of (a) the federal funds rate plus 0.500%, (b) the agent’s prime rate, or (c) term SOFR plus

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
1.00%. The margin for term SOFR, adjusted daily SOFR, and alternative currency rate loans is based on our debt ratings, and ranges from 0.460% to 0.900%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.04% to 0.10% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger transactions, dispositions and other matters, all subject to certain exceptions.
The facility will terminate and all amounts owing thereunder will be due and payable on the maturity date unless (a) the commitments are terminated earlier upon the occurrence of certain events, including an event of default, or (b) the maturity date is further extended upon our request, subject to the agreement of the lenders.
As of September 2, 2022, there were no outstanding borrowings under this Revolving Credit Agreement.
In connection with and at the time that we entered into the Revolving Credit Agreement, the Prior Revolving Credit Agreement originally scheduled to expire in October 2023 was terminated. There were no outstanding borrowings or letters of credit issued under the Prior Revolving Credit Agreement at the time of termination. There were no penalties paid as a result of the termination of the Prior Revolving Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2021, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2022, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by the ongoing shift towards a digital-first world. As we execute on our long-term growth initiatives, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat, Adobe Acrobat Sign and Adobe Scan. Adobe Acrobat is offered both through subscription and perpetual licenses.
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
In March 2022, in response to the Russia-Ukraine war, we announced a halt of all new sales of our products and services in Russia and Belarus. As a result, we reduced our Digital Media ARR balance by $75 million, which represented our Digital Media ARR for existing business in Russia and Belarus. While we continued to provide Digital Media services in Ukraine, we also reduced our Digital Media ARR balance by an additional $12 million, which represented our Digital Media business in Ukraine. This resulted in a total ARR reduction of $87 million taken at the beginning of the second quarter of fiscal 2022.
Creative ARR exiting the third quarter of fiscal 2022 was $11.15 billion, up from $10.22 billion at the end of fiscal 2021. Document Cloud ARR exiting the third quarter of fiscal 2022 was $2.25 billion, up from $1.93 billion at the end of fiscal 2021. Total Digital Media ARR grew to $13.40 billion at the end of the third quarter of fiscal 2022, up from $12.15 billion at the end of fiscal 2021.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2022 was $2.63 billion, up from $2.37 billion in the third quarter of fiscal 2021, representing 11% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2022 was $607 million, up from $493 million in the third quarter of fiscal 2021, representing 23% year-over-year growth. Total Digital Media segment revenue grew to $3.23 billion in the third quarter of fiscal 2022, up from $2.87 billion in the third quarter of fiscal 2021, representing 13% year-over-year growth driven by strong net new user growth.
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
Digital Experience revenue was $1.12 billion in the third quarter of fiscal 2022, up from $985 million in the third quarter of fiscal 2021, representing 14% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $981 million in the third quarter of fiscal 2022 from $864 million in the third quarter of fiscal 2021, representing 14% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, COVID-19 pandemic and actions taken by central banks to counter inflation. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during the nine months ended September 2, 2022, and may continue to negatively impact our financial results in the fourth quarter of fiscal 2022.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 2, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2021.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $13.40 billion as of September 2, 2022 increased by $1.24 billion, or 10%, from $12.15 billion as of December 3, 2021. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings, partially offset by an $87 million ARR reduction taken in March 2022 in response to the Russia-Ukraine war.
•Creative revenue during the three months ended September 2, 2022 of $2.63 billion increased by $253 million, or 11%, compared to the year-ago period. Document Cloud revenue during the three months ended September 2, 2022 of $607 million increased by $114 million, or 23%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.12 billion during the three months ended September 2, 2022 increased by $135 million, or 14%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $14.11 billion as of September 2, 2022 increased by $115 million, or 1%, from $13.99 billion as of December 3, 2021 primarily due to new contracts and renewals for our Digital Media offerings, partially offset by the impact of foreign currency exchange rate fluctuations.
•Cost of revenue of $546 million during the three months ended September 2, 2022 increased by $79 million, or 17%, compared to the year-ago period primarily due to increases in hosting services and data center costs, as well as increases in base and incentive compensation and related benefits costs.
•Operating expenses of $2.40 billion during the three months ended September 2, 2022 increased by $376 million, or 19%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Cash flows from operations of $5.51 billion during the nine months ended September 2, 2022 increased by $349 million, or 7%, compared to the year-ago period primarily due to higher net income adjusted for the net effect of non-cash items.

Revenue for the Three and Nine Months Ended September 2, 2022 and September 3, 2021
Revenue for the nine months ended September 3, 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2022 is a 52-week year compared with fiscal 2021 which was a 53-week year.

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Subscription	$4,128	$3,657	13%	$12,156	$10,761	13%
Percentage of total revenue	93%	93%		93%	92%
Product	126	119	6%	417	427	(2)%
Percentage of total revenue	3%	3%		3%	4%
Services and other	179	159	13%	508	487	4%
Percentage of total revenue	4%	4%		4%	4%
Total revenue	$4,433	$3,935	13%	$13,081	$11,675	12%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and nine months ended September 2, 2022 and September 3, 2021 is as follows:

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Digital Media	$3,116	$2,757	13%	$9,190	$8,156	13%
Digital Experience	981	864	14%	2,874	2,493	15%
Publishing and Advertising	31	36	(14)%	92	112	(18)%
Total subscription revenue	$4,128	$3,657	13%	$12,156	$10,761	13%
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

Segment Information

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Digital Media	$3,232	$2,865	13%	$9,542	$8,511	12%
Percentage of total revenue	73%	73%		73%	73%
Digital Experience	1,120	985	14%	3,272	2,857	15%
Percentage of total revenue	25%	25%		25%	24%
Publishing and Advertising	81	85	(5)%	267	307	(13)%
Percentage of total revenue	2%	2%		2%	3%
Total revenue	$4,433	$3,935	13%	$13,081	$11,675	12%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended September 2, 2022 and September 3, 2021 were as follows:

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Creative Cloud	$2,625	$2,372	11%	$7,778	$7,069	10%
Document Cloud	607	493	23%	1,764	1,442	22%
Total Digital Media revenue	$3,232	$2,865	13%	$9,542	$8,511	12%
Revenue from Digital Media increased $367 million and $1.03 billion during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong customer acquisition and engagement.
Digital Experience
Revenue from Digital Experience increased $135 million and $415 million during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to net new additions across our subscription offerings.
Geographical Information

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Americas	$2,600	$2,242	16%	$7,570	$6,651	14%
Percentage of total revenue	59%	57%		58%	57%
EMEA	1,143	1,061	8%	3,436	3,139	9%
Percentage of total revenue	26%	27%		26%	27%
APAC	690	632	9%	2,075	1,885	10%
Percentage of total revenue	15%	16%		16%	16%
Total revenue	$4,433	$3,935	13%	$13,081	$11,675	12%

Overall revenue during the three and nine months ended September 2, 2022 increased in all geographic regions as compared to the three and nine months ended September 3, 2021 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and nine months ended September 2, 2022 as compared to the year-ago periods, the U.S. Dollar strengthened against foreign currencies, including the Euro and the Japanese Yen, which decreased revenue in U.S. Dollar equivalents by $156 million and $273 million, respectively. For the three and nine months ended

September 2, 2022, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $54 million and $105 million, respectively.
Cost of Revenue for the Three and Nine Months Ended September 2, 2022 and September 3, 2021

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Subscription	$413	$344	20%	$1,216	$996	22%
Percentage of total revenue	9%	9%		9%	9%
Product	8	10	(20)%	27	29	(7)%
Percentage of total revenue	*	*		*	*
Services and other	125	113	11%	354	333	6%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$546	$467	17%	$1,597	$1,358	18%
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
Cost of subscription revenue increased during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Hosting services and data center costs	8%	11%
Amortization of intangibles	6	5
Base compensation and related benefits	3	3
Incentive compensation, cash and stock-based	1	1
Royalty costs	2	2
Total change	20%	22%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to increases in professional fees and compensation costs.

Operating Expenses for the Three and Nine Months Ended September 2, 2022 and September 3, 2021

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Research and development	$775	$651	19%	$2,214	$1,883	18%
Percentage of total revenue	17%	17%		17%	16%
Sales and marketing	1,266	1,068	19%	3,671	3,190	15%
Percentage of total revenue	29%	27%		28%	27%
General and administrative	319	265	20%	879	811	8%
Percentage of total revenue	7%	7%		7%	7%
Amortization of intangibles	43	43	—%	127	132	(4)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,403	$2,027	19%	$6,891	$6,016	15%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Incentive compensation, cash and stock-based	8%	7%
Base compensation and related benefits	8	7
Professional and consulting fees	1	2
Various individually insignificant items	2	2
Total change	19%	18%
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
Sales and marketing expenses increased during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Marketing spend related to campaigns, events and overall marketing efforts	7%	5%
Base compensation and related benefits	5	4
Incentive compensation, cash and stock-based	3	3
Professional and consulting fees	2	2
Various individually insignificant items	2	1
Total change	19%	15%

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
General and administrative expenses increased during the three and nine months ended September 2, 2022 as compared to the three and nine months ended September 3, 2021 primarily due to the following:

	Components of % Change 2022-2021 QTD	Components of % Change 2022-2021 YTD
Charitable contributions	6%	2%
Base compensation and related benefits	5	3
Incentive compensation, cash and stock-based	5	2
Bad debt expense	3	1
Various individually insignificant items	1	—
Total change	20%	8%
Amortization of Intangibles
Amortization expenses decreased during the nine months ended September 2, 2022 as compared to the nine months ended September 3, 2021 primarily due to certain intangible assets from previous acquisitions becoming fully amortized in fiscal 2021. The decrease in amortization expense was partially offset by increases to amortization expense primarily associated with intangible assets purchased through our acquisition of Frame.io during the fourth quarter of fiscal 2021.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 2, 2022 and September 3, 2021

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Interest expense	$(28)	$(27)	4%	$(84)	$(85)	(1)%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	(6)	7	**	(23)	20	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	6	(3)	**	5	1	**
Percentage of total revenue	*	*		*	*
Total non-operating income (expense), net	$(28)	$(23)	**	$(102)	$(64)	**
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

Provision for Income Taxes for the Three and Nine Months Ended September 2, 2022 and September 3, 2021

(dollars in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Provision for income taxes	$320	$206	55%	$911	$648	41%
Percentage of total revenue	7%	5%		7%	6%
Effective tax rate	22%	15%		20%	15%
Our effective tax rates increased by approximately seven percentage points and five percentage points for the three and nine months ended September 2, 2022, respectively, as compared to the three and nine months ended September 3, 2021, primarily due to lower tax benefits related to stock-based compensation during the three and nine months ended September 2, 2022.
Our effective tax rate for the three months ended September 2, 2022 was higher than the U.S. federal statutory tax rate of 21% primarily due to the impact of state taxes, partially offset by the U.S. federal research tax credit. Our effective tax rate for the nine months ended September 2, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the impact of the U.S. federal research tax credit and tax benefits related to stock-based compensation, partially offset by state taxes.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $427 million as of September 2, 2022, primarily attributable to certain state credits.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $307 million and $289 million as of September 2, 2022 and September 3, 2021, respectively. If the total unrecognized tax benefits at September 2, 2022 and September 3, 2021 were recognized, $198 million and $204 million would decrease the respective effective tax rates.
As of September 2, 2022 and September 3, 2021, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $14 million and $23 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	September 2, 2022	December 3, 2021
Cash and cash equivalents	$3,870	$3,844
Short-term investments	$1,894	$1,954
Working capital	$1,051	$1,737
Stockholders’ equity	$14,373	$14,797
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 2, 2022	September 3, 2021
Net cash provided by operating activities	$5,513	$5,164
Net cash used for investing activities	(501)	(1,798)
Net cash used for financing activities	(4,914)	(3,223)
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	2
Net change in cash and cash equivalents	$26	$145
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.51 billion for the nine months ended September 2, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items and changes in operating assets and liabilities. The primary working capital sources of cash were net income, together with decreases in trade receivables driven by strong collections. The primary working capital uses of cash were decreases in accrued expenses and other liabilities largely driven by the payment of accrued bonuses and operating leases.
Cash Flows from Investing Activities
Net cash used for investing activities of $501 million for the nine months ended September 2, 2022 was primarily due to ongoing capital expenditures and business acquisitions.
Cash Flows from Financing Activities
Net cash used for financing activities of $4.91 billion for the nine months ended September 2, 2022 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.

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
Our cash equivalent and short-term investment portfolio as of September 2, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Subsequent to September 2, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and is expected to close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022. We expect to finance the cash portion of the consideration using cash, cash equivalent and short-term investment balances on hand and, if necessary, a term loan. While the transaction is pending, at a minimum we expect to maintain share repurchases sufficient to offset the dilution of equity issuances to our employees. See Note 3 of our notes to condensed consolidated financial statements for further information regarding our intended acquisition of Figma.
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for a five-year $1.5 billion senior unsecured revolving credit facility through June 30, 2027, which replaces our previous five-year $1 billion senior unsecured revolving credit agreement dated as of October 17, 2018. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of September 2, 2022, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $4.15 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of September 2, 2022, the carrying value of our senior notes was $4.13 billion and our maximum commitment for interest payments was $416 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our condensed consolidated balance sheets. As of September 2, 2022, the carrying value of our current debt was $500 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.

Contractual Obligations
Our principal commitments as of September 2, 2022 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the second quarter of fiscal 2022, we restructured certain of our long-term supplier commitments that increased our minimum purchase obligations by $4.75 billion through May 2029. There have been no other material changes to our non-cancellable unconditional purchase obligations during the nine months ended September 2, 2022.
Other
Our transition tax liability related to historical undistributed foreign earnings, which was accrued as a result of the U.S. Tax Act was approximately $313 million as of September 2, 2022 and is payable in installments through fiscal 2026. As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes under current U.S. tax law. In addition, the U.S. Tax Act requires companies to capitalize and amortize research and development expenditures starting fiscal 2023. If not modified, we anticipate an adverse impact to our effective rates for income taxes paid, which will be partially offset by the increase in the foreign-derived intangible income deduction, for fiscal 2023 and beyond.
The Inflation Reduction Act enacted on August 16, 2022 introduced new provisions including a corporate book minimum tax effective for us beginning in fiscal 2024 and an excise tax on net stock repurchases made after December 31, 2022. We are currently evaluating the impacts, if any, of these provisions to our results of operations and cash flows.
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
During the nine months ended September 2, 2022, we repurchased a total of 10.7 million shares, including approximately 5.4 million shares at an average price of $429.13 through structured repurchase agreements entered into during fiscal 2021 and the nine months ended September 2, 2022, as well as 5.3 million shares at an average purchase price of $451.55 through an accelerated share repurchase agreement entered into during the first quarter of fiscal 2022.
During the third quarter of fiscal 2022, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $1.2 billion. As of September 2, 2022, $400 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to September 2, 2022, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.75 billion. Upon completion of the $1.75 billion stock repurchase agreement, $6.55 billion remains under our December 2020 authority.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended September 2, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2021.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 2, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 2, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses and have in the past materially affected our operating results; the extent to which this will impact our future results remains uncertain. Due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods. If the pandemic has a substantial impact on our employees’, partners’ or customers’ businesses and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the pandemic may persist for an indefinite period, including in specific regions of the world or sectors of the economy, even after the pandemic has subsided.
The spread of COVID-19 has caused us to modify our business practices, including implementing prolonged closures of certain Adobe offices and restricting employee travel. We have since re-opened our offices and encouraged employees to return to the office on a voluntary basis. The reopening of our U.S. offices has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional governmental restrictions, new regulations or other changing conditions could cause us to temporarily re-close certain offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our real estate portfolio and strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.
We have continued to host hybrid and virtual-only customer experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Our virtual or hybrid customer, employee and industry events may not be as successful as in-person events. Moreover, the conditions caused by the pandemic has affected the rate of IT spending and may in the future adversely affect our customers’ ability or willingness to purchase our offerings. We have seen and may continue to see these conditions delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, result in extended payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control, and COVID-19 cases (including the emergence and spread of more transmissible variants) continue to surge in certain parts of the world, including the United States. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have from time to time implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations, may delay the provisioning of our offerings and may impact our employees. As long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill, quarantine as a result of exposure to COVID-19 or do not comply with vaccination programs. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
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
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of our Annual Report on Form 10-K.
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

Mergers and acquisitions of technology companies are inherently risky. If we do not complete an announced acquisition transaction, including the pending acquisition of Figma, Inc., or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position.
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
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the COVID-19 pandemic, as we shifted nearly all of our workforce to more frequent work-from-home arrangements. We are also planning to resume operations in our offices under a hybrid model where a large portion of our workforce will spend a portion of their time working in our offices and a portion of their time working from home. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data, including personal information.
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
Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. For additional information regarding new standards that may have significant impact to our condensed consolidated financial statements, see the section titled “Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective” in Note 1 of our notes to condensed consolidated financial statements.
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
We have $4.15 billion in senior unsecured notes and a $1.5 billion senior unsecured revolving credit agreement, which is currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:
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
Our cash equivalent and short-term investment portfolio as of September 2, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic and the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 2, 2022, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. To accurately assess and take potential proactive action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board and the Global Reporting Initiative environmental metrics. Regulatory developments and changing market dynamics regarding climate change may impact our business, financial condition and results of operations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended September 2, 2022. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$9,900
June 4—July 1, 2022
Accelerated share repurchase	2.1	$—	2.1	$—	(2)
Other shares repurchased	1.0	$385.96	1.0	$(400)
July 2—July 29, 2022
Shares repurchased	1.1	$376.72	1.1	$(400)	(3)
July 30—September 2, 2022
Shares repurchased	0.9	$420.58	0.9	$(400)	(3)

Total	5.1		5.1	$8,700
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In December 2021, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2.4 billion and received initial delivery of 3.2 million shares of our common stock. In June 2022, we settled the agreement and received a final delivery of 2.1 million shares of our common stock.
(3)In June 2022, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.2 billion. As of September 2, 2022, approximately $400 million of the prepayment remained under this agreement.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

10.1	Credit Agreement, dated as of June 30, 2022, among the Company, certain subsidiaries of the Company party thereto, Bank of America, N.A. as Administrative Agent and the other lenders party thereto	8-K	7/1/22	10.1	000-15175

10.2	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Adobe Inc., Figma, Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Fortis Advisors LLC	8-K	9/15/22	2.1	000-15175

10.3	Voting and Support Agreement, dated as of September 15, 2022, by and among Adobe Inc. and the Key Stockholders party thereto	8-K	9/15/22	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 28, 2022

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat Scan
Acrobat Sign
Adobe
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Frame.io
Journey Optimizer
Marketo
Workfront

All other trademarks are the property of their respective owners.