Form 10-K
period 2022-12-02
ADOBE INC.
filed 2023-01-17
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 3, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $159.00 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 6, 2023, 457.8 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 2, 2022, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2023, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.

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
OFFERINGS
For four decades, Adobe’s innovations have transformed how individuals, teams, businesses and governments engage and interact across all types of media. We deliver tools and services to empower individuals to create, collaborate and express their vision, transform businesses with compelling, personalized experiences in streamlined workflows and connect communities with new levels of collaboration.
While we continue to offer a broad portfolio of products, services and solutions, we focus our investments in two areas of strategic growth:
Digital Media. We provide products, services and solutions that enable individuals, teams and enterprises to create, publish and promote their content anywhere and accelerate their productivity by modernizing how they view, share, engage with and collaborate on documents and creative content. Our Digital Media segment is centered around Adobe Creative Cloud and Adobe Document Cloud, which include Adobe Express, Photoshop, Illustrator, Lightroom, Premiere Pro, Acrobat, Adobe Acrobat Sign and many more products, offering a variety of tools for creative professionals, communicators and other consumers. This is the core of what we have delivered to users for decades, and we have continually evolved and expanded our business model to provide our customers with a range of flexible solutions that allow them to reach their full creative potential anytime, anywhere, on any device and on projects of all types.
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

With the creative power of our Digital Media business and the data-based tools of our Digital Experience business, we are able to offer a comprehensive suite of offerings to our customers. Through these tools and services, we help our customers effectively make, manage, monetize and mobilize their content across channels and devices with an end-to-end workflow and feedback loop. We believe we are uniquely positioned to be a leader in both of these areas, where our mission to change the world through digital experiences has never been more relevant, as people seek new ways to create, collaborate and communicate and businesses continue to invest in digital transformation. In addition, our ability to deliver innovation and productivity improvements across customer workflows involving the creation, management, delivery, measurement and optimization of engaging content favorably positions Adobe as our customers continue to invest in delivering digital experiences.
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
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2023 and beyond for each of our segments. See the section titled “Results of Operations” in Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and Note 2 of our Notes to Consolidated Financial Statements for further segment information.
Digital Media
Opportunity
In today’s digital world, content is fueling the global economy and design and creativity have never been more relevant, providing a significant market opportunity for Adobe in digital media. Everyone has a story to tell, and they need the tools, services and capabilities at their fingertips to tell those stories on an ever-increasing number of canvasses. In a creator economy that is continually expanding, creators are looking for tools to help them easily make and share unique and beautiful content with speed and ease. At the same time, creativity is increasingly a team sport that is redefining productivity, making collaboration even more critical to every company’s success. We believe Adobe is in a strong position to address these trends with innovation that will democratize creativity, empowering individuals to create wherever inspiration strikes and enabling more effective collaboration between creators and stakeholders.
The flagship of our Digital Media business is Adobe Creative Cloud, a subscription service that allows members to use our creative products integrated with cloud-delivered services across desktop, web and mobile devices. We believe in creativity for all, and Creative Cloud addresses the needs of all content creators, from creative professionals, such as artists, designers, developers, students and administrators, to knowledge workers, marketers, educators, enthusiasts, communicators and consumers. Users can choose between the speed and ease of use of Adobe Express, our task-based, template-first web and mobile application, or the greater power and precision of our flagship Creative Cloud applications. Our customers rely on our products for content creation, photo editing, design, video and animation production, mobile app and gaming development and more. We believe we have significant opportunities to grow by advancing every creative category across devices and the web, expanding content-first, task-based creativity with Adobe Express and 3D and immersive content creation with Substance 3D, enabling seamless collaboration across all stakeholders and inspiring and empowering the creative community through sharing and monetization.
Our Digital Media segment also includes our Adobe Document Cloud business, a unified, cloud-based document services platform, which integrates Adobe’s pioneering PDF technology with our Acrobat and Adobe Acrobat Sign applications to deliver fully digital document workflows. We have the opportunity to continue to accelerate document productivity with Adobe Document Cloud, modernizing how people view, share, collaborate and engage with documents. Trillions of PDF documents are created every year, which reflects the growing role PDF plays across practically every segment of the economy. There are hundreds of millions of users that engage with PDF files on a daily basis, in industries such as legal, financial services and publishing, as well as a broader array of communicators and Acrobat Reader users, who can also use the expanded capabilities provided by our Acrobat applications and the document services platform found in Document Cloud.
Strategy
Our goal for our Digital Media business is to be the leading platform for creativity and digital document solutions, where we offer a range of products and services that allow individuals, teams, small and medium businesses, enterprises and government institutions, including both professionals and enthusiasts, to design and deliver content seamlessly. With content creation, consumption, collaboration and monetization happening across all surfaces and media types, we aim to deliver new ways to unleash creativity and accelerate document productivity, and we believe this is an area of significant opportunity for growth through expansion of our customer base. We aim to achieve this by using data-driven customer engagement, driving product-led growth to make our creative applications more frictionless and accessible, and meeting customer needs holistically to increase the value of our products.
We continue to redefine the creative process with Creative Cloud, so that our customers can connect with everything and everyone they need to create, collaborate and be inspired. We are empowering anyone, including novice content creators, communicators and creative professionals, to create, edit, schedule and share content quickly and easily using Adobe Express, which employs powerful capabilities from our flagship products like Photoshop, Premiere and Acrobat to deliver the best of Adobe to customers at any level. We are continuing to integrate collaboration capabilities into our applications and workflows such as our native integration of Frame.io’s review and approval capabilities into Premiere Pro and After Effects. Similarly, our new Share for Review feature in Photoshop, Illustrator and InDesign provides an efficient way for creators to seamlessly request, manage and view feedback from stakeholders that makes exporting to other formats, emailing files, tracking versions and keeping track feedback across different channels obsolete. We are expanding the capabilities of Creative Cloud on the web with improvements to our public beta web versions of Photoshop and Illustrator, which allow subscribers to edit and review their files directly in their browser. Other new features and solutions introduced in our products include Substance 3D Modeler, a new desktop and VR application for creating 3D objects; AI-powered quick actions and social media content scheduling in Adobe Express; direct video upload from select cameras to Frame.io with Camera to Cloud; and improved AI-powered neural filters and content-aware editing in Photoshop and Lightroom. We are continuing to focus on democratizing 3D and immersive content creation with Adobe Aero and our Substance suite of products, as well as through integrating our Substance 3D capabilities into our other applications.
We are pursuing new ways to inspire, empower and connect the creative community, such as through our Create Change series, our creative residency program and supporting live, interactive tutorials with creators on Behance. We also offer a range of other creative tools and services, including libraries of creative assets, such as Adobe Stock and Adobe Fonts; mobile-first apps, such as Lightroom Mobile; and Creative Cloud Libraries, a central place for users to store their assets. Further descriptions of our Digital Media products are included below under “Principal Products and Services.”
In our Creative Cloud business, we employ our product-led growth strategy to minimize the friction of customer interactions and drive positive product experiences, which results in increasing customer adoption, conversion, expansion and loyalty. We also continue to employ a pricing strategy, as appropriate, to migrate our customers to higher-value offerings as well as attract past customers and potential users to try out our products and ultimately subscribe. We use a data-driven operating model and our Adobe Experience Cloud solutions to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is the central destination where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. Our customers have the flexibility to subscribe to over twenty of our Creative Cloud products through a single subscription or, for many of our applications, through various collections of our individual subscriptions to point products. To better serve our current users and potential users, we offer free and premium levels for certain applications, such as Adobe Express, and targeted packages and suites, such as our Photography Plan and Substance 3D Collection. We use our data-driven operating model and product-led growth strategy to optimize conversion of our users of free apps and trials to paid subscribers. Our collaboration tools and services help us to further expand our universe of customers beyond creative professionals to other stakeholders who use our products for review and approval, copywriting, social media marketing or other social content. We utilize channel partners to target mid-size creative customers with our Creative Cloud for teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for enterprise offering. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, attract new customers and grow a recurring and predictable revenue stream that is recognized ratably.
In our Adobe Document Cloud business, we expect to drive sustained long-term revenue growth through a continued expansion of our customer base by continuing to employ our product-led growth strategy, deliver the best PDF experience on and across every platform, improve Acrobat web’s functionality and single-click ease of use, expand the number of task-based actions in Acrobat and integrate Adobe Acrobat Sign into Acrobat across all surfaces. We also intend to drive innovation with Adobe Sensei, our cross-platform AI and machine learning technology, to make both new and legacy documents more intelligent and responsive, unlock business workflows through PDF and Adobe Acrobat Sign APIs, accelerate Document Cloud adoption through direct sales, and leverage diversified go-to-market motions to reach all segments. With over 50 million searches for PDF-related actions per month, we intend to harness that demand and attract new users to our Document Cloud services through Acrobat web, which allows anyone to quickly access tools to create, edit, convert, sign and compress PDFs through their web browser. As with our Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions and optimize our subscription-based pricing for individuals as well as small and medium-sized businesses, large enterprises and government institutions around the world. We aim to increase our reach in our key markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as on expanding into emerging markets. We will continue to engage in strategic partnerships to help drive the enterprise business, including our partnerships with Microsoft, Workday, ServiceNow and Notarize.
As our Document Cloud customers increasingly expect business processes to be seamless across devices and the web, we are expanding our Document Cloud capabilities to meet this need. Acrobat Reader is available on mobile devices, with many of its standard features available on the go, and features “Liquid Mode” to automatically reformat PDFs for quick navigation and easier consumption on smaller screens. Acrobat is available on the web, delivering quick results for common PDF actions with a single click. Adobe Scan powers mobile devices with scanning capabilities, transforming paper documents into full-featured PDFs. Adobe Acrobat Sign also provides a green alternative to costly, paper-based solutions and offers a modern, convenient solution for customers to digitally manage their documents, automate processes and contract workflows. We believe that by using Adobe Sensei to enhance customer experiences through machine learning and AI and continuing to add new capabilities to our Acrobat, Adobe Scan and Adobe Acrobat Sign offerings, we can help our customers continue to migrate away from paper-based processes and adopt our solutions to modernize and digitize document experiences, growing our revenue with this business in the process.
Digital Experience
Opportunity
Digital transformation is a macro trend that affects every business, government and educational institution today—every business is a digital business. Consumers today buy experiences, not just products, and they demand personalized digital experiences that are relevant, engaging, seamless and secure across an ever-expanding range of channels and devices. Business customers increasingly have the same expectations, driving business-to-business (“B2B”) companies to deliver equally engaging and seamless experiences as business-to-consumer (“B2C”) companies and enterprise brands to adopt “business-to-everyone” (“B2E”) mindsets. Delivering the best, personalized experience to a consumer at a given moment requires the right combination of data, insights and content across multiple channels in real time and at scale. In turn, executives, including those at the world’s leading brands, are increasingly seeking solutions that enable real-time personalization at scale. Marketing and IT teams are looking for a return on investment to demonstrate the business impact of their transformation initiatives.
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

Strategy
Our goal is to be a leading provider of cloud-based solutions for delivering digital experiences and enabling digital transformation. The Adobe Experience Cloud applications and services are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. The Adobe Experience Platform further strengthens our differentiation by offering a way to connect our comprehensive set of solutions.
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our solutions, including Adobe Analytics, Adobe Experience Platform, Customer Journey Analytics, Adobe Audience Manager and our Real-time Customer Data Platform, deliver actionable data in real time to provide highly tailored and adaptive experiences across platforms.
•Content and commerce. Our solutions help customers manage, deliver and optimize content delivery through Adobe Experience Manager, and build multi-channel commerce experiences for B2B and B2C customers on a single platform with Adobe Commerce.
•Customer journeys. Our solutions help businesses manage, test, target, personalize and deliver campaigns and customer journeys across B2B and B2C use cases, including through Adobe Marketo Engage, Adobe Campaign, Adobe Target and Journey Optimizer.
•Marketing workflows. Adobe Workfront is an enterprise work management application that allows businesses to strategically plan, manage, collaborate and execute on workflows for marketing campaigns and other projects at speed and scale.
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
Adobe Experience Cloud also offers an open platform and ecosystem through the Adobe Experience Platform, AI services, and developer services through Adobe I/O. Adobe Experience Platform is the foundation of our Adobe Experience Cloud products, with an open system that transforms user data from across Adobe solutions and third-party software into robust customer profiles. Adobe customer profiles are updated in real time and include AI-driven insights to deliver the right customer experiences across channels. This open architecture offers scalability with a wide variety of supporting products and services, empowers users to quickly develop innovative applications to interact with customers and enables a broad industry ecosystem.
To drive growth of Adobe Experience Cloud, we are focused on delivering the best customer experience management solutions across B2B and B2C buyers, and both enterprise and mid-market segments. We also intend to focus on personalization at scale, customer engagement, growth within existing customer accounts and product differentiation. We are continuing to add new services, functionality and features to our current offerings. Some examples include a new algorithm in Adobe Target that utilizes machine learning to provide recommendations and tools that allow developers to optimize page load performance and deliver personalized experiences more quickly. We are also delivering new and improved integrations, such as increased synergy between our Experience Cloud products and Creative Cloud and Adobe Acrobat Sign. Within our established base of customers, we intend to pursue growth through a scaled go-to-market approach focused on C-suite partnerships, transformational accounts, continued customer acquisition, customer value realization and solution expansion. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, SIs and ISVs that help license and deploy our solutions to their customers. We also maintain several strategic partnerships with other technology companies that allow us to increase our market reach. We have made significant investments to broaden the scale and size of all of these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2023 and beyond.
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
COMPETITION
Overview
Adobe participates in a highly competitive environment globally, where our competitors vary by industry segment and range from large multinational enterprises to smaller entities with more narrowly focused product offerings. Across our business, we recognize hundreds of competitors worldwide. The markets for our products and services are characterized by new industry standards, evolving distribution models, technology innovation, frequent product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance and better integrate our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technology into new applications and anticipate emerging standards, business models, software delivery methods and other technological changes.
A summary of the competitive environment for each of our business segments is included below:
Digital Media
Our Digital Media segment faces competition from large, established companies as well as a variety of point offerings, free products and downloadable apps. We compete in a constantly evolving market and face significant direct or indirect competition from software companies; device, hardware and camera manufacturers; operating system developers that integrate digital imaging and image management features with their operating systems; smartphone and tablet manufacturers that integrate imaging and video software; proprietary and open source web-authoring tools; mobile-first applications; web-native tools and platforms; social media platforms that provide imaging and video offerings, including editing capabilities; stock content marketplaces; and digital document creation, storage, collaboration and signing providers.
We believe competitive factors in our markets include brand leadership, product features and functionalities; integration with related tools and third-party applications; the intuitiveness and visual appeal of user interfaces; demonstrable cost-effective benefits to customers; pricing; the flexibility of services to match changing business demands; usability and accessibility on multiple devices, including mobile and desktop; and success in educating customers in how to utilize services effectively. We believe our greatest advantage in this space is the performance and scope of our integrated solutions, which work together as part of Creative Cloud or Document Cloud. We are a leader through our ability to offer a very broad and comprehensive array of products and services through our Adobe Creative Cloud. With Creative Cloud, we believe we compete well with our features and functionality, ease of use, product reliability, value and performance characteristics. With Adobe Express, we believe we compete well by making our professional creative technology accessible to a wider audience of first-time creators, communicators and creative professionals and enabling easy-to-use, efficient content creation for quick projects. With Document Cloud, we believe we compete well based on the global use of PDF, our features and functionalities, which are critical tools for millions of business communicators, and our brand leadership.
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
Publishing and Advertising
Our Publishing and Advertising product offerings face competition from large-scale publishing systems and XML-based publishing companies, as well as lower-end desktop publishing products. Our web conferencing product faces competition from a number of established products from other large software companies. Competition involves a number of factors, including product features, ease-of-use, the level of customization and integration supported, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, integrations with our Creative Cloud, Document Cloud and Digital Experience products and our strong brand among users.
PRINCIPAL PRODUCTS AND SERVICES
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription app that enables creative professionals and enthusiasts alike to express themselves and collaborate with apps and services for photography, design, video, web and more that connect across devices, platforms and geographies. Members have access to a vibrant creative community, publishing services to deliver apps and websites, cloud storage to easily sync and access their work, files and assets across apps, platforms and devices using Creative Cloud Libraries, collaboration capabilities with team members and new products and exclusive updates as they are developed. Creative Cloud members can build a Creative Profile that moves with them via Creative Cloud services from app to app and device to device, giving them immediate access to their personal files, photos, brushes, graphics, colors, fonts, text styles, desktop setting customizations and other important assets. Creative Cloud now includes Adobe Express, a web-native platform directed towards first-time creators, communicators and creative professionals that enables easy-to-use, efficient content creation and features guided tools and one-click solutions for quick projects. All of the applications listed below and many more are available through subscriptions to Creative Cloud. The Creative Cloud all apps subscription offering includes Adobe Acrobat for creating, converting and editing PDFs, which is also available as a standalone product on Adobe.com. Many of our applications are also available as a point product subscription.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app, with powerful editing and effects tools to transform photos. It is available on desktop, iPad and through a web version available in public beta to subscribers. New features in Photoshop include an improved Object Selection tool, one-tap Content-Aware Fill and improved neural filters. Adobe Lightroom is our cloud-based photo service that allows subscribers to edit, organize, store and share photos across desktop, tablet, mobile devices and the web. New features in Lightroom include new Select People, Select Objects and Select Background features and Content-Aware Remove. In addition to individual subscriptions to Photoshop and Lightroom, we offer a Photography Plan, which is a more limited cloud-based offering than Creative Cloud, targeted at photographers and photo enthusiasts and includes Photoshop, Lightroom and Lightroom Classic. For users looking for fast and powerful photo editing on mobile devices, we also offer Photoshop Express, which uses a touch-based interface for sophisticated photo editing and content creation.
Adobe Illustrator and Adobe Fresco
Adobe Illustrator is our industry-standard vector graphics app for desktop and iPad used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media—print, web, interactive, video and mobile—from web and mobile graphics to product packaging to book illustrations and billboards. New features in Illustrator include the Intertwine feature that makes it quick and easy to wrap an illustration in and out of text or another illustration. Adobe Fresco is our illustration app, available as a free or premium version and on iPhone, iPad, Windows devices and Wacom MobileStudio devices, that brings together the world’s largest collection of vector and raster brushes and Live Brushes, powered by Adobe Sensei, to deliver a natural painting and drawing experience.

Adobe InDesign
Adobe InDesign is an industry-leading design and layout app for print and digital media. Our customers use it to create, preflight and publish a broad range of content including books, eBooks, digital magazines, posters and interactive PDFs for print, online and tablet app delivery. Tight integration with other Adobe offerings such as Photoshop, Illustrator, Acrobat, Adobe Stock, Adobe InCopy and Adobe Experience Manager expands InDesign’s capabilities and allows customers to collaborate and share content, fonts and graphics across projects. Customers can also access Adobe’s digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of devices, including iOS, Android and Amazon-based devices.
Adobe Premiere Pro and Adobe Premiere Rush
Adobe Premiere Pro is a leading nonlinear video editing app used by filmmakers, TV editors, YouTubers and videographers. Customers can import and combine various types of media, from video shot on a smartphone to 8K to virtual reality, and then edit in its native format without transcoding. Automated tools and workflows for color, graphics, audio and immersive 360/VR make the editing process more efficient. New features in Premiere Pro include a native Frame.io review and approval integration, Auto Color and media replacement with motion graphics templates, among others. Adobe Premiere Rush is an all-in-one video editing app, available as a free or premium version, that simplifies video creation and direct sharing to platforms, including YouTube, Instagram, and TikTok, while delivering professional quality video results.
Adobe Express
Adobe Express is our web-native platform and mobile app directed towards first-time creators and communicators that enables easy-to-use, efficient content creation, featuring guided tools, one-click solutions for quick projects, simple drag and drop functions, collaboration tools, thousands of templates and access to more than 20,000 fonts and the entire Adobe Stock photo collection. We recently launched the new Content Scheduler feature in Adobe Express, which allows creators to plan, schedule, preview and publish social media content across multiple platforms all from one place. Adobe Express includes both free and premium features.
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
Substance 3D
Substance 3D is an ecosystem of desktop apps, including Substance 3D Stager, Substance 3D Painter, Substance 3D Sampler, Substance 3D Designer and Substance 3D Modeler. Customers can build and assemble 3D scenes with Stager, use tools in Painter to texture 3D assets, from advanced brushes to Smart Materials that automatically adapt to your model and use Sampler to digitize and enrich assets. Substance 3D Assets is a 3D materials library from which users can import professional quality 3D textures into their projects and generate infinite texture variations. Substance 3D Modeler, which is available on desktop and Meta Quest VR headsets, interprets spatial input from the physical world, allowing the user to sculpt a model as if in a real workshop, using natural, fluid gestures of the artistic flow, and switch between VR and desktop, at every project stage.
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects app used by a wide variety of animators, designers and compositors to create cinematic movie titles, add effects and create animations. New features include Frame.io integration, native Apple M1 support, scene edit detection and a 3D Extended Viewer. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator and Adobe Audition, as well as third party software and hardware partners.
Frame.io
Frame.io is our cloud-native video collaboration platform that streamlines the video production process by enabling editors and key project stakeholders to collaborate with real-time upload, review and approval, frame-accurate commenting, annotations and more. Frame.io is now directly integrated into Premiere Pro and After Effects to allow video creators to request and receive streamlined frame-specific comments directly in those applications. Frame.io’s Camera to Cloud functionality allows creators to seamlessly and automatically upload footage from cameras and other recording devices on set directly into Frame.io for review and editing.
Behance
Behance is a social community for creators to showcase and discover creative work online and live-stream their skills and creations from Creative Cloud applications. Adobe Portfolio allows users to quickly and simply build a fully-customizable and hosted website that seamlessly syncs with Behance.
Adobe Document Cloud
Adobe Document Cloud is a cloud-based subscription offering that enables complete, reliable and automated digital document and signature workflows across desktop, mobile, web and third-party enterprise applications to drive business productivity for individuals, teams, small businesses and enterprises. With Document Cloud, users can create, review, approve, sign and track documents and store them in the cloud for easy access and sharing, across desktop and mobile devices. Document Cloud includes Adobe Acrobat, Adobe Acrobat Sign, Adobe Scan and other apps and API services that work standalone or integrate with users’ existing productivity apps, processes and systems.
Adobe Acrobat
At the heart of Adobe Document Cloud is Adobe Acrobat, the industry standard for creating, converting and editing PDFs. Acrobat enables users to create secure, reliable and compact Adobe PDF documents and enables automated, collaborative workflows with a rich set of commenting, editing and sharing tools and direct integration with Adobe Acrobat Sign. In fiscal year 2021, we also released Acrobat Chrome and Edge extensions allowing users to access our Acrobat tools without leaving the web browser. Acrobat is also included in our Creative Cloud all apps subscription offering.
Acrobat Web
We have brought many of the tools and features of Adobe Acrobat to the web with Acrobat web, which offers single-click tools for users to edit, comment, convert, organize and sign PDF documents directly within the web browser. Acrobat web enables quick, easy-to-access results, while introducing users to the power of our offerings. Acrobat web includes both free and premium features.
Adobe Acrobat Reader
Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of Adobe PDF documents on a variety of desktop and mobile platforms, offers features to create, edit, export, combine, share and collaborate on PDF documents on mobile devices, including the “Liquid Mode” feature that automatically reformats PDFs for quick navigation and consumption on mobile devices. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in the Adobe Document Cloud, or other third-party cloud storage services, including Box, Dropbox, Google Drive and Microsoft OneDrive.
Adobe Scan
Adobe Scan can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others.
Adobe Acrobat Sign
Our cloud-based e-signature service, Adobe Acrobat Sign, allows users to securely electronically send and sign any document from any device. Through web and mobile applications, Adobe Acrobat Sign enables users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Adobe Acrobat Sign also integrates with users’ enterprise systems through a comprehensive set of application programming interfaces and Adobe Experience Manager Forms and Advanced Workflows for Adobe Acrobat Sign, to create forms and provide seamless experiences to customers across web and mobile sites.
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
Data, Insights and Audiences
Our Data, Insights and Audiences solutions enable users to stitch together data from across the customer journey into a single view to provide insights based on every interaction in real time, share this data and analysis across the team and organization and AI and machine learning personalization. The following is a brief description of our solutions for Customer Data and Insights.
Adobe Analytics
Adobe Analytics helps our customers create a holistic view of their business by turning customer interactions into actionable insights. Driven by AI and machine learning, Adobe Analytics collects, organizes and structures vast streams of data from virtually any channel, including streaming web data, to deliver real-time insights that are easy for users to process, analyze and share to quickly identify problems and opportunities and to drive conversion and relevant customer experiences. Our customers can use these analytics to continuously improve marketing activities and better direct their marketing spend. Our Analysis Workspace features a drag-and-drop interface that allows customers to craft an analysis, add visualizations so they can bring data to life, curate a dataset and share and schedule projects across their organization, among other features.
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
Adobe Experience Manager Screens allows customers to connect online and in-venue experiences through digital signage, and Adobe Developer App Builder, which provides a set of tools and services to developers to extend Experience Manager to customers’ existing infrastructure and apply unique parameters to make the UI look and feel unique for their organizations.
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
Adobe Marketo Engage
Adobe Marketo Engage is a customer experience management solution optimized for B2B, cross-channel campaigns by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Capabilities include lead nurturing and management, predictive account profiling for creating account-based experiences, integrated sales application and integrations with third-party marketing apps and Adobe Experience Cloud. Adobe Marketo Engage simplifies how companies plan, orchestrate and measure engagement at each stage of the customer experience, and allows companies to better align marketing and sales to engage high priority accounts.
Adobe Campaign
Adobe Campaign is optimized for managing B2C cross-channel marketing campaigns. Adobe Campaign enables marketers to orchestrate the entire customer journey and use rich customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across channels, including email, mobile and offline, and determined by each customer’s behaviors and preferences. Adobe Campaign’s features also include AI-powered email management, multidimensional targeting, in-app messaging and dynamic, customizable reports to analyze success.
Adobe Target
Adobe Target is an AI- and machine-driven personalization engine that lets our customers test, target and optimize content across channels. With Adobe Target, our customers have the tools they need to create omnichannel personalized experiences and create A/B and multivariate tests, done at scale through AI-powered automation so they can quickly discover the best customer experience and deliver that experience across all touchpoints. New features include an algorithm that utilizes machine learning to provide recommendations and tools that allow developers to optimize page load performance and deliver personalized experiences more quickly.
Adobe Journey Optimizer
Adobe Journey Optimizer helps brands drive engagement by providing tools to manage inbound customer engagement with outbound omnichannel campaigns, offering personalized content based on real-time profiles, data-driven insights, cloud-native scalability and API extensibility, within a single application. Users can trigger individual journeys and use real-time insights to personalize that journey, as well as visually map individual journeys across systems in an intuitive, workflow-based interface. Adobe Journey Optimizer also allows businesses to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
Marketing Workflow
Adobe Workfront
Adobe Workfront provides a unified work management application to enable teams to work more efficiently, with tools to strategize, plan, execute, review and deliver on complex workflows. An Adobe Photoshop plugin and integrations with Adobe Experience Manager Assets and Adobe Marketo Engage create a content supply chain for enterprises and enhance our experience delivery to B2B brands.
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
Our local field offices include locations in Armenia, Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Republic of Moldova, the Netherlands, New Zealand, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.
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
Another key component of Adobe’s strategy is developing a large partner ecosystem to expand the availability of Adobe solutions in the global marketplace. To assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services described in the program provides system integrators, agencies and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly from the combination of Adobe technology and the deep customer context that our global partners represent.
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
HUMAN CAPITAL
Our culture is built on the foundation that our people and the way we treat one another promote creativity, innovation and performance, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ wellbeing, and foster their growth and development. As of December 2, 2022, we employed 29,239 people, of which 51% were in the United States and 49% were in our international locations. During fiscal 2022, our total attrition rate was 11.7%. We have not experienced work stoppages and believe our employee relations are good. Our employee listening program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about employee programs, talent risks, management opportunities, employee networks and more. In fiscal 2022, 79% of our employees participated in our most recent engagement survey.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Diversity and Inclusion
Adobe For All is our vision to advance diversity, equity and inclusion across the Company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 2, 2022, women represented 34.6% of our global employees, and underrepresented minorities (“URMs,” defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 11.7% of our U.S. employees. To continue to improve employee representation, we have declared a set of aspirational goals for women in leadership positions globally, underrepresented minorities in leadership positions in the United States and overall Black representation.
We have a three-pillar strategy to grow the diversity of our workforce over time, on which we have continued to drive progress during fiscal 2022:
•Workforce: We take actions to improve the hiring, retention and promotion of a more diverse workforce to achieve our aspirational goals. In fiscal 2022, we sourced candidates from a variety of conferences and partnerships, such as AfroTech, AdColor, BreakLine, HBCU 20x20 and Management Leadership for Tomorrow. We have continued to develop and invest in our partnerships with historically black colleges and universities and Hispanic-serving institutions. We are investing in the success of underrepresented candidates and employees through mentoring, leadership, employee and internship programs and career coaching.
•Workplace: We are building an inclusive environment that inspires a sense of belonging and encourages people to be their authentic selves. We continue to support our employee resource groups to create community for employees from underrepresented groups. Our Taking Action initiative is focused on accelerating the representation, development and success of Adobe’s Black employees and other underrepresented groups. We host annual learning events, including our Juneteenth Global Day of Learning and our Adobe for All Week events.

•Ecosystem: We strive to bring progress on diversity to our brand, products, partnerships, community engagement and the vendors we use. We collaborate with industry peers to advance diversity across multiple dimensions, including through our participation in the CEO Action on Diversity & Inclusion, The Valuable 500, the Ascend 5-Point Action Agenda and ParityPledge. In fiscal 2022, we launched the Adobe Equity and Advancement Initiative, a multi-faceted grantmaking program to support non-profit organizations, and we continued to invest in our Supplier Diversity program to purchase goods and services from businesses that are certified as majority-owned and operated by underrepresented groups.
We invest in analysis and transparency to demonstrate our commitment to fair compensation. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. In fiscal 2022, we again achieved global gender pay parity and U.S. URM and non-URM pay parity. We continue to monitor our progress to ensure that we are creating a culture that fairly rewards and recognizes the contributions of all employees.
Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at adobe.com/diversity. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Compensation, Benefits and Wellbeing
We offer fair, competitive compensation and benefits that support our employees’ overall wellbeing. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. We believe this alignment, whether through equity awards issued by Adobe or employee participation in our employee stock purchase plan, provides employee shareholders with meaningfully deeper connections to Adobe and contributes to the Company's long-term success. Our wellbeing and benefit programs focus on four key pillars: physical, emotional, financial and community. We offer a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave and retirement and financial support. We provide emotional wellbeing services through our Employee Assistance Program and a variety of interactive apps. Our wellness reimbursement of up to $600 per year for each eligible employee, lifestyle coaching, global wellbeing speaker series and ergonomic programs help to support employees’ physical and emotional wellbeing. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals. To build community, we bring together our employees through onsite events, messaging forums and our Employee Networks to share stories and engage with one another.
In response to supporting employees after the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and the communities in which we operate. This includes a hybrid work schedule for our employees and implementing resources and tools for them to be successful, including the global expansion of dependent care programs to help employees balance their work and life responsibilities. We provide up to 20 working days per calendar year of paid time off for employees who cannot work due to circumstances related to pandemic or natural disaster and company-wide global wellbeing days for employees to take a break from work and take care of themselves. Additionally, we introduced “Let’s Talk” and healing sessions to support employees facing challenging circumstances.
Future of Work
Digital transformation and the COVID-19 pandemic have fundamentally changed how people work, and we are leaning into digital-first workflows, tools and resources to enable us to be productive, wherever we are. We also believe in the value of people being together—fostering trust, relationships and collaboration and innovation. Over the past year, we have been evolving to a hybrid model, in which employees who are assigned to an office can divide their work between the office and home about half the time. We are actively piloting, testing and iterating our approach to support new ways of working and evolving the employee experience.
Growth and Development
At Adobe, employees are given the opportunity to drive their own careers. The Global Talent Development team creates programs to support leaders, managers and employees in their career growth and personal development. In addition to the content created in house, employees also have access to on-demand content via several industry-leading learning platforms. Through Adobe’s Learning Fund, employees are eligible to receive up to $11,000 per year toward university and short-term learning opportunities.
Adobe is committed to enabling a culture that celebrates talent sharing, career development and agility across the Company. We post all roles internally first before sharing them externally and have made several technology enhancements to make the internal job search easier for employees. We also provide forums for managers and employees to have regular conversations about their career and contributions throughout the year.

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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 17, 2023 are as follows:

Name	Age	Positions
Shantanu Narayen	59	Chairman and Chief Executive Officer

Mr. Narayen currently serves as our Chairman of the Board and Chief Executive Officer. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board of Directors. In January 2017, he was named our Chairman of the Board. He served as President until December 2021. Mr. Narayen serves as lead independent director on the board of directors of Pfizer Inc., a multinational pharmaceutical corporation. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an MBA from the University of California, Berkeley.

Daniel Durn	56	Executive Vice President and Chief Financial Officer

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

Anil Chakravarthy	55	President, Digital Experience

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

Name	Age	Positions
David Wadhwani	51	President, Digital Media

		Mr. Wadhwani currently serves as President of Adobe’s Digital Media business. Mr. Wadhwani rejoined Adobe in June 2021 to lead Adobe’s global Digital Media business across Adobe Creative Cloud and Adobe Document Cloud as Chief Business Officer and Executive Vice President, Digital Media. Prior to joining Adobe, he was a Venture Partner at Greylock Partners since October 2019. From September 2015 to October 2019, he was President and CEO of AppDynamics. Before that, Mr. Wadhwani previously worked at Adobe as Senior Vice President and General Manager of Adobe’s Digital Media business, having joined Adobe in 2005 through the Company’s acquisition of Macromedia, Inc., where he had been Vice President of Developer Products. Mr. Wadhwani holds a bachelor’s degree in computer science from Brown University and serves on the Brown computer science department advisory board. He is also on the board of Gem Software, Inc. and on the Board of Trustees for StoryCorps and the Fine Arts Museums of San Francisco.

Scott Belsky	42	Chief Product Officer and Executive Vice President, Creative Cloud

		Mr. Belsky joined Adobe in December 2017 as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Belsky was a venture investor at Benchmark in San Francisco from February 2016 to December 2017. Prior to Benchmark, Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the Company through the acquisition of Behance. Belsky co-founded Behance in 2006 and served as its CEO for over 6 years. He was an early advisor and investor to Pinterest, Uber and Warby Parker and other early-stage companies, and serves on the board of Globality, an enterprise procurement company that empowers the careers of independent professionals. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and serves on the board of trustees of the Smithsonian Cooper-Hewitt National Design Museum.

Gloria Chen	58	Chief People Officer and Executive Vice President, Employee Experience

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

Ann Lewnes	61
Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development

Ms. Lewnes joined Adobe in November 2006 and currently serves as Chief Marketing Officer and Executive Vice President, Corporate Strategy and Development. Ann has held the position of Chief Marketing Officer for over a decade and since December 2020, she also leads Adobe’s corporate strategy and M&A efforts globally as Executive Vice President, Corporate Strategy and Development. Prior to joining Adobe, Ms. Lewnes spent 20 years at Intel Corporation, where she held a number of leadership positions across marketing. Ms. Lewnes is a board member of Mattel and Sundance Institute. Ms. Lewnes has announced her plans to retire from Adobe in early 2023.

Dana Rao	53	Executive Vice President, General Counsel & Chief Trust Officer and Corporate Secretary

		Mr. Rao currently serves as our Executive Vice President, General Counsel & Chief Trust Officer and Corporate Secretary. He joined Adobe in April 2012 and served as our Vice President, Intellectual Property and Litigation where he spearheaded strategic initiatives including the Company’s litigation efforts, and its patent, trademark and copyright portfolio strategies until June 2018. Prior to joining Adobe, Mr. Rao was with Microsoft Corporation for 11 years, serving in a variety of roles including Associate General Counsel of Intellectual Property and Licensing. From 1997 until March 2001, he served as a patent attorney at Fenwick & West. He holds a B.S. in Electrical Engineering from Villanova University and a JD from George Washington University.

Name	Age	Positions

Mark Garfield	52	Senior Vice President and Chief Accounting Officer

Mr. Garfield currently serves as our Senior Vice President and Chief Accounting Officer. Prior to joining Adobe in December 2018, Mr. Garfield served as the Vice President of Finance of Cloudflare, Inc. commencing in November 2017. He served as Senior Vice President and Chief Accounting Officer at Symantec Corporation from March 2014 to October 2017. Prior to joining Symantec, he was at Brightstar Corporation where he served primarily as Senior Vice President and Chief Accounting Officer from January 2013 to February 2014. Mr. Garfield served as Director of Finance at Advanced Micro Devices from August 2010 to December 2012. Prior to Advanced Micro Devices, Mr. Garfield also served in senior level finance roles at LoudCloud and Ernst and Young. Mr. Garfield is a board member of the Adobe Foundation. Mr. Garfield holds a B.A. in Business Economics from the University of California, Santa Barbara.
ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. These and many other factors described in this report could adversely affect our operations, performance and financial condition.
Risks Related to Our Ability to Grow Our Business
The markets in which we participate are intensely competitive, and if we cannot continue to develop, acquire, market and offer new products and services or enhancements to existing products and services that meet customer requirements, our operating results could suffer.
The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, limited barriers to entry, new technology developments, short product life cycles, customer price sensitivity, global market conditions and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and gross margins and could adversely affect our renewal and upsell and cross-sell rates, as well as our ability to attract new customers.
Our future success will depend on our continued ability to enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. For example, consumers continue to migrate from personal computers to tablet and mobile devices and from desktop to the web. While we offer our products on a variety of platforms, if we cannot continue adapting our products to tablet and mobile devices or the web, or if our competitors can adapt their products more quickly than us, our business could be harmed. In addition, releases of new devices or operating systems may make it more difficult for our products to perform or may require significant cost to adapt our solutions. The potential costs and delays incurred as a result could harm our business. If we fail to anticipate or misjudge customers’ rapidly changing needs and expectations or adapt to emerging technological trends, our market share and results of operations could suffer.
Furthermore, some of our competitors and potential competitors enjoy competitive advantages, such as greater financial, technical, sales, marketing and other resources, broader brand awareness and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, causing a loss of our market share. Our competitors, including large enterprises, may develop products, features or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.
For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of this report.
Introduction of new technology could harm our business and results of operations.
The expectations and needs of technology consumers are constantly evolving. As new technology is developed, integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is also partly reliant on third parties. If any disruptive technology, or competing products, services or operating systems that are not compatible with our solutions, achieve widespread acceptance, our operating results could suffer and our business could be harmed.

The introduction of, or limitations on, certain technologies may reduce the effectiveness of our products and our business operations. For example, some of our products and services, including those marketed or licensed through adobe.com, rely on tracking, third-party cookies or other identifiers to help our customers more effectively advertise and detect and prevent fraudulent activity. However, consumers can, with increasing ease, implement technologies to limit the ability to collect and use data to deliver or advertise services. Increased use of methods to control the use of these technologies through customers’ browsers, operating systems, device settings or “ad-blocking” software or applications may harm our business.
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
•potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our offerings;
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
•inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay prevent or impose conditions on such acquisitions;
•the failure of strategic investments to perform as expected or to meet financial projections;
•delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings;

•additional stock-based compensation issued or assumed in connection with an acquisition, including the impact on stockholder dilution and our results of operations;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, including government actions in light of the pandemic, trade tensions, restrictions and increased global scrutiny of foreign investments. For example, a number of countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.
The success of some of our product and service offerings depends on our ability to continue to attract and retain customers of and contributors to our online marketplaces for creative content.
The success of some of our product and service offerings, such as Adobe Stock, depends on our ability to continue to retain existing and attract new customers and contributors to these online marketplaces for creative content. An increase in paying customers has generally resulted in more content from contributors, which increases the size of our collection and in turn attracts new paying customers. We rely on the functionality and features of our online marketplaces, the size and content of our collection and the effectiveness of our marketing efforts to attract new customers and contributors and retain existing ones. New technologies may render the features of our online marketplaces obsolete, our collection may fail to grow as anticipated or our marketing efforts may be unsuccessful, any of which may adversely affect our results of operations.
If our products or platforms are used to create or disseminate objectionable content, particularly misleading content intended to manipulate public opinion, our brand reputation may be damaged, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. Maintaining and enhancing the brands within Adobe increases our ability to enter new categories, launch new and innovative products to better serve our customers and expand our customer base. Our brands may be negatively affected by the use of our products or services to create or disseminate newsworthy content that is deemed to be misleading, deceptive or intended to manipulate public opinion (e.g., “DeepFakes”), by the use of our products or services for illicit, objectionable or illegal ends, or by our failure to respond appropriately and expeditiously to such uses of our products and services. Such uses of our products and services may also cause us to face claims related to defamation, rights of publicity and privacy, illegal content, misinformation and personal injury torts. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to appropriately respond to objectionable content created using our products or services or shared on our platforms, our users may lose confidence in our brands and our business and financial results may be adversely affected. In addition, government regulation designed to address DeepFakes could adversely impact our product offerings.
Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we decide to expand generative AI into all our product offerings. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
Risks Related to the Operation of Our Business
Security breaches in data centers we manage, or third parties manage on our behalf, may compromise the confidentiality, integrity or availability of employee and customer data, which could expose us to liability and adversely affect our reputation and business.
We process and store significant amounts of employee and customer data, a large volume of which is hosted by third-party service providers. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this data. Unauthorized access to or loss or disclosure of data stored by Adobe or our service providers may occur through physical break-ins, breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, employee mistakes, theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of employee or customer data may occur through inadequate use of security controls by customers, service providers or employees. The compromise of personal, confidential or proprietary information could cause a loss of data, disrupt our operations, damage our reputation, give rise to remediation or other expenses and subject us to claims or other liabilities, regulatory investigations or fines. Adobe maintains insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. Further, such perceived or actual unauthorized loss or disclosure of the information we collect, process or store, or breach of our security could damage our reputation, result in the loss of customers and harm our business.
We rely on data centers managed both by Adobe and third parties to host and deliver our services, as well as access, collect, process, use, transmit and store data, and any interruptions or delays in these hosted services, or failures in data collection or transmission could expose us to liability and harm our business and reputation.
Much of our business relies on hardware and services that are hosted, managed and controlled directly by Adobe or third-party service providers, including our online store at adobe.com and our Creative Cloud, Document Cloud and Experience Cloud solutions. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or content delivery services is negatively affected, or if one of our content delivery suppliers were to terminate its agreement with us without adequate notice, we might not be able to deliver the corresponding hosted offerings to our customers, which could disrupt our business operations and those of our customers, subject us to reputational harm, costly and time-intensive notification requirements, and cause us to lose customers and future business. The COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. In addition, supply chain disruptions stemming from the Russia-Ukraine war may harm our customers and suppliers and further complicate existing supply chain constraints. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our operating results, reputation and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with applicable notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, the loss of data resulting from computer viruses, worms, ransomware or other malware may harm our systems could expose us to litigation or regulatory investigation, and costly and time-intensive notification requirements.
We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time due to factors such as significant spikes in customer activity on their websites or failures of our network or software (or that of a third-party service provider). If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages or performance issues could occur, which would impact our customers. Such a strain on our infrastructure capacity could subject us to regulatory and customer notification requirements, violations of service level agreement commitments or financial liabilities and result in customer dissatisfaction or harm our business. If we supply materially inaccurate information or experience significant interruptions in our systems, our reputation could be harmed, we could lose customers and we could be found liable for damages or incur other losses.
Security vulnerabilities in our products and systems, or in our supply chain, could lead to reduced revenue or to liability claims.
Maintaining the security of our products and services is a critical issue for us and our customers. Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, making it increasingly difficult to detect and successfully defend against them. Certain unauthorized parties have in the past managed, and may again in the future manage, to gain access to and misuse some of our systems and software, or that of our third-party service providers, in order to access the authentication, payment and personal information of our end users and employees. In addition, cyber-attackers (which may include individuals or groups, as well as sophisticated groups with significant resources, such as nation-state and state-sponsored attackers) also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, services, information systems or networks. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. Hardware, software and operating system applications that we develop or procure from third parties have contained and may contain defects in design or manufacture, including bugs, vulnerabilities and other problems that could unexpectedly compromise the security of the system or impair a customer’s ability to operate or use our products. Like other global companies, we face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combating these security threats. The costs to prevent, eliminate, mitigate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems, including notifying affected parties, may not be successful or may be delayed and could result in interruptions, delays, cessation of service and loss of existing or potential customers. It is impossible to predict the extent, frequency or impact these problems may have on us.
Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics. This existing risk is compounded given the current hybrid model work environment, where a large portion of our workforce spends a portion of their time working in our offices and a portion of their time working from home. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data could expose us, our employees, our customers or other individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts. These risks will likely increase as we expand our hosted offerings, integrate our products and services and store and process more data.
These issues affect our products and services in particular because cyber-attackers tend to focus their efforts on popular offerings with a large user base, and we expect them to continue to do so. From time to time we have identified, and in the future we may identify other, vulnerabilities in some of our applications and services and those of our third-party service providers. In some cases, such vulnerabilities may not be immediately detected, which may make it difficult to recover critical services and lead to damaged assets. We continuously monitor and develop our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business email compromise, misuse, denial-of-service attacks, system failures and disruptions. These continued enhancements and changes, as well as changes designed to update and enhance our protective measures to address new threats, may increase the risk of a system or process failure or the creation of a gap in the associated security measures. Any such failure or gap could materially and adversely affect our business, results of operations and financial results. We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, regularly reviewing our service providers’ security controls, reviewing and auditing our hosted services against independent security control frameworks (such as ISO 27001, SOC 2 and PCI), providing resources, such as mandatory security training, for our workforce and improving our incident response time, but security vulnerabilities cannot be totally eliminated. The cost of undertaking these efforts could reduce our operating margins, and we may be unable to implement these measures quickly enough to prevent unauthorized access into our systems and products in all circumstances. Despite our preventative efforts, there is no assurance that our security measures will provide full effective protection from such events, and actual or perceived security vulnerabilities in our products and systems may harm our reputation or lead to claims against us (and have in the past led to such claims) and could lead some customers to stop using certain products or services or to reduce or delay future purchases. If we do not make the appropriate level of investment in our technology systems and we are not able to deliver the quality of data security and privacy our customers require or that meet our independent security control certification requirements, our business could be adversely affected. Customers may also adopt security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyber-attacks, overly burdensome preventative security measures or failure to fully meet independent security control certification requirements could adversely affect our financial results, stock price and reputation.
Some of our enterprise offerings have extended and complex sales cycles, which can make our sales cycles unpredictable.
Sales cycles for some of our enterprise offerings, including our Adobe Experience Cloud and Adobe Experience Platform solutions and Enterprise Term License Agreements (“ETLAs”) in our Digital Media business, are multi-phased and complex, which also makes it difficult to predict when a given sales cycle will close. The complexity in these sales cycles is due to several factors, including:
•the need for our sales representatives to educate customers about the use and benefit of large-scale deployments of our products and services;
•the desire of organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures and the need for our representatives to spend a significant amount of time assisting with such evaluations;
•intensifying competition within the industry;
•the negotiation of large, complex, enterprise-wide contracts;
•the need for our customers to obtain requisition approvals from various decision makers within their organizations due to the complexity of our solutions touching multiple departments; and
•customer budget constraints, economic conditions and unplanned administrative delays.
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
We increasingly utilize third-party distribution platforms, such as Apple’s App Store and Google’s Play Store, for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers, and may offer or promote products that compete with our product offerings. Adverse changes by these third parties could adversely affect our financial results.
Failure of our third-party customer service and technical support providers to adequately address customers’ requests could harm our business and adversely affect our financial results.
Our customers rely on our customer service support organization to resolve issues with our products and services. We depend heavily, and expect to continue to rely heavily, on third-party customer service and technical support representatives to provide such services. This strategy presents risks to our business since we may not be able to influence the quality of support as directly as if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed, our ability to sell our offerings could be adversely affected, and we could lose customers and associated revenue.
If we are unable to recruit and retain key personnel, our business may be harmed, and our attempts to operate under a hybrid work model may not be successful and adversely impact our business.
Much of our future success depends on the continued service, availability and performance of our senior management and highly-skilled personnel across all levels of our organization. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration or the availability of work visas. Competition for experienced personnel in the information technology industry is intense and has recently intensified further due to industry trends in many areas where our employees are located. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity or increased sales. A hybrid work environment may also present operational, cybersecurity and workplace culture challenges. If we are unable to continue to successfully attract and retain highly skilled personnel and maintain our corporate culture in a hybrid work environment, our business may be harmed.
We continue to hire personnel in countries where exceptional technical knowledge and other expertise are offered at lower costs, which increases the efficiency of our global workforce structure and reduces our personnel related expenditures. Nonetheless, as globalization continues, competition for employees in these countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses. We may continue to expand our international operations and international sales and marketing activities, which would require significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase sufficiently to offset these expected increases in costs, causing our results to suffer.
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
Failure to manage our sales, partner and distribution channels effectively could result in a loss of revenue and harm our business.
We contract with a number of software distributors and other strategic partners, none of which are individually responsible for a material amount of our total net revenue in any recent period. Nonetheless, if an agreement with one of our distributors were terminated, any prolonged delay in securing a replacement distributor could have a negative impact on our results of operations.
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
We cannot be certain that our distribution channel will continue to market or sell our products and services effectively. If our partner and distribution channels are not successful, we may lose sales opportunities, customers and revenue. If our distributors favor our competitors’ products or services for any reason, they may fail to market our products or services effectively, which would cause our results to suffer. If our OEMs through which we distribute products and services decide not to bundle our applications on their devices, our results could suffer. Further, the financial health of our distributors and partners and our continuing relationships with them are important to our success. Some of these distributors and partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency, the inability of such distributors and partners to obtain credit to finance access to or purchases of our products and services, or a delay in paying their obligations to us.
We also sell some of our products and services through our direct sales force. Risks associated with this sales channel include more extended sales and collection cycles, challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of ongoing training for sales representatives. Moreover, recent hires may not be as productive as we would like, as in most cases it takes significant time for them to achieve full productivity. Our business could be seriously harmed if our expansion efforts of our direct sales do not generate a corresponding significant increase in revenue and we are unable to achieve the efficiencies we anticipate. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
We face various risks associated with our operating as a multinational corporation.
As a global business that generates approximately 42% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, trade disputes, armed conflicts and wars;
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
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including the COVID-19 pandemic and resulting restrictions on business activity, which may vary significantly by region.
Some of our third-party business partners have international operations and are also subject to these risks, and our business may be harmed if such partners are unable to appropriately manage these risks. If sales to any of our customers outside of the Americas are reduced, delayed or canceled because of any of the above factors, our revenue may decline.
Risks Related to Laws and Regulations
We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, anti-boycott, sanctions and embargoes, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

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
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Standard Contractual Clauses) are the subject of regulatory interpretation and judicial decisions by the Court of Justice of the European Union. We are closely monitoring for developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area (including the Trans-Atlantic Data Privacy Framework) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The open judicial questions and regulatory interpretations related to the validity of transfers using Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including China, Australia, New Zealand, Brazil, Hong Kong and Japan, have also established specific legal requirements for cross-border transfers of personal information and for data localization (i.e., where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of our patents, trademarks, trade secrets, copyrights and other intellectual property rights could result in lost revenues and ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. We apply for patents in the United States and internationally to protect our newly created technology and if we are unable to obtain patent protection for the technology described in our pending patent, or if the patent is not obtained timely, this could result in revenue loss, or have other adverse effects on operations and harm our business. We offer our products and services in foreign countries and we may seek intellectual property protection from those foreign legal systems. Some of those foreign countries may not have as robust or comprehensive of intellectual property protection laws and schemes as those offered in the United States, and the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations, enforcing our rights may be difficult or costly.
If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could lose future trade secret protection for that source code. Such loss could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins.
We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.
We have been, are currently and may in the future be subject to claims, negotiations and complex, protracted litigation relating to disputes regarding the validity or alleged infringement of third-party intellectual property rights, including patent rights. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. We may not prevail in every lawsuit or dispute. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from offering certain products or services, subject us to injunctions restricting our sales, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
Changes in accounting principles or interpretations thereof could have a significant impact on our financial position and results of operations.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, how the principles are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, could retroactively affect previously reported transactions and may require that we make significant changes to our systems, processes and controls.
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
Changes in tax rules and regulations or interpretations thereof may adversely affect our effective tax rates.
We are a United States-based multinational company subject to tax in multiple domestic and foreign tax jurisdictions. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations are issued. The applicability and impact of changes in tax laws and interpretations thereof could adversely affect our effective income tax rate and cash flows in future years.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in the valuation of our deferred tax assets and liabilities, changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, or unexpected negative changes in business and market conditions that could reduce certain tax benefits.
In addition, the United States and other countries and jurisdictions in which we conduct business, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, could make changes to relevant tax, accounting or other laws and interpretations thereof that have a material impact to us. These countries, governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied. In the current global tax policy environment, any changes in laws, regulations and interpretations could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the examination of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe our tax estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
Contracting with government entities exposes us to additional risks inherent in the government procurement process.
We provide products and services, directly and indirectly, to a variety of domestic and foreign government entities, which introduces certain risks, including extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. We have been, are currently and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results.
Risks Related to Financial Performance
If our customers fail to renew subscriptions in accordance with our expectations, our future revenue and operating results could suffer, and our subscription offerings may create additional risk related to the timing of revenue recognition.
Our offerings are typically subscription-based, pursuant to product and service agreements. Since our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which typically ranges from 1 to 36 months, our customers may not renew their subscriptions at the same or a higher level of service, for the same number of seats or for the same duration of time, if at all. Our varied customer base and flexible duration complicates our ability to precisely forecast renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and competitors’ offerings, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, including as a result of a global health crisis and geopolitical conflict, which has affected and may continue to affect certain sectors of the economy disproportionately. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
We generally recognize revenue from our subscription offerings ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Any reduction in new or renewed subscriptions in a quarter may not be reflected in our revenue results until a later quarter and may decrease our revenue in future quarters. Lower sales, reduced demand for our products and services and increases in our attrition rate may not be fully reflected in our results of operations until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term.
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
Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, economic sanctions and emerging market volatility, and associated uncertainty have caused, and may in the future cause, currencies to fluctuate. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our hedging program and make adjustments that we believe are appropriate. Our hedging activities have not and may not in the future offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.
GAAP requires us to test for goodwill impairment at least annually. In addition, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, including declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets was determined, negatively impacting our results of operations.
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
Our cash equivalent and short-term investment portfolio as of December 2, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic or the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 2, 2022, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and we can provide no assurance that our investment portfolio will remain materially unimpaired.
General Risk Factors
Catastrophic events, including global pandemics such as the COVID-19 pandemic, may disrupt our business and adversely affect our financial condition and results of operations.
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
The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our customers are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in California, Utah and India are vulnerable to climate change effects. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. To inform our disclosures and take potential action as appropriate, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board and the Global Reporting Initiative environmental metrics. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition. A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and derivative programs. Any of these events would likely harm our business, financial condition and results of operations.
Revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.
In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. A number of factors may affect the market price for our common stock, such as:
•shortfalls in, or changes in expectations about, our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our Digital Experience offerings or other key performance metrics;
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
•macroeconomic conditions and the economic impact of the COVID-19 pandemic, inflation and rising interest rates and global conflicts, including the Russia-Ukraine war; and
•unusual events such as significant acquisitions by us or our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Jose, California where we occupy approximately 1.1 million square feet of office space as of December 2, 2022. We own a substantial portion of our San Jose, California properties which we use for research, product development, sales, marketing and administrative purposes. We own and lease properties in various locations throughout the United States which we also use for research, product development, sales, marketing and administrative purposes, and data centers. Outside of the United States, we own and lease properties throughout EMEA and APAC for research, product development, sales and administrative purposes. The largest properties we occupy outside of the United States are our Bangalore, India and Noida, India offices which are approximately 0.4 million and 0.5 million square feet, respectively. We own and lease these properties in India.
Construction of a new building at our corporate headquarters in San Jose, California is substantially complete and was opened for occupancy in January 2023. We have ongoing building construction in Bangalore, India which is currently targeted for completion in fiscal 2023.
During fiscal 2022, we fully re-opened our offices and evolved to a hybrid work model. We believe our existing facilities, both owned and leased, are in good operating condition and suitable for the conduct of our business.
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
Stockholders
According to the records of our transfer agent, there were 928 holders of record of our common stock on January 6, 2023. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 2, 2022. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$8,700
September 3 — September 30, 2022
Shares repurchased	1.1	$371.04	1.1	$(400)
October 1 — October 28, 2022
Shares repurchased	2.1	$285.40	2.1	$(584)	(2)
October 29 — December 2, 2022
Shares repurchased	1.8	$317.04	1.8	$(583)	(2)

Total	5.0		5.0	$7,133
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In September 2022, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.75 billion. As of December 2, 2022, approximately $583 million of the prepayment remained under this agreement.
ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 3, 2021, filed with the SEC on January 21, 2022.
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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of digital assets across desktop, mobile and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition and automated document tagging.
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
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account our interpretation and application of current tax laws and possible outcomes of current and future examinations conducted by domestic and foreign tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and associated reserves. To the extent that the final determination of any of these examinations is different from the amounts recorded, such differences will affect the provision for income taxes and the effective tax rate in the period in which such determination is made.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
ACQUISITIONS
In the fourth quarter of fiscal 2021, we completed the acquisition of Frame.io, a privately held company that provides a cloud-based video collaboration platform, for approximately $1.24 billion and we began integrating Frame.io into our Digital Media reportable segment. In the first quarter of fiscal 2021, we completed the acquisition of Workfront, a privately held company that provides a workflow platform, for approximately $1.52 billion in cash consideration and we began integrating Workfront into our Digital Experience reportable segment. See Note 3 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions.
RESULTS OF OPERATIONS
Overview of 2022
For our fiscal 2022, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by the ongoing shift towards a digital-first world. As we execute on our long-term growth initiatives, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Starting in December 2021, Creative Cloud includes Adobe Express, a web and mobile application designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express that make creative tools accessible to first-time creators and communicators, and delivering new features and technologies to existing customers with our latest releases such as share for review. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with users, attract more new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
We continue to implement strategies that are designed to accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new desktop, web and mobile applications, as well as targeted promotions and offers that attract past customers and potential users to experience and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.
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
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations as ARR is a performance metric and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year for measurement purposes. We calculate ARR as follows:

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
Creative ARR exiting fiscal 2022 was $11.60 billion, up from $10.22 billion at the end of fiscal 2021. Document Cloud ARR exiting fiscal 2022 was $2.37 billion, up from $1.93 billion at the end of fiscal 2021. Total Digital Media ARR grew to $13.97 billion at the end of fiscal 2022, up from $12.15 billion at the end of fiscal 2021. Revaluing our ending ARR for fiscal 2022 using currency rates at the beginning of fiscal 2023, our Digital Media ARR at the end of fiscal 2022 would be $13.26 billion or approximately $712 million lower than the ARR reported above.

Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2022 was $10.46 billion, up from $9.55 billion in fiscal 2021 and representing 10% year-over-year growth. Document Cloud revenue in fiscal 2022 was $2.38 billion, up from $1.97 billion in fiscal 2021 and representing 21% year-over-year growth. Total Digital Media segment revenue grew to $12.84 billion in fiscal 2022, up from $11.52 billion in fiscal 2021 and representing 11% year-over-year growth driven by strong net new user growth.
Digital Experience
We are a market leader in the fast-growing category addressed by our Digital Experience segment. The Adobe Experience Cloud applications, services and platform are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions.
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
•Content and commerce. Our solutions help customers manage, deliver and optimize content delivery through Adobe Experience Manager, and enable shopping experiences that scale from mid-market to enterprise businesses with Adobe Commerce.
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
Digital Experience revenue was $4.42 billion in fiscal 2022, up from $3.87 billion in fiscal 2021 which represents 14% year-over-year growth. Driving this increase was the increase in subscription revenue across our offerings which grew to $3.88 billion in fiscal 2022 from $3.38 billion in fiscal 2021, representing 15% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, COVID-19 pandemic and actions taken by central banks to counter inflation. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during fiscal 2022, and are expected to continue to negatively impact our financial results in fiscal 2023.
While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors” in Part I, Item 1A of this report for further discussion of the possible impact of these macroeconomic issues on our business.

Financial Performance Summary for Fiscal 2022
•Total Digital Media ARR of approximately $13.97 billion as of December 2, 2022 increased by $1.82 billion, or 15%, from $12.15 billion as of December 3, 2021. The change in our Digital Media ARR was primarily due to new user adoption of our Creative Cloud and Document Cloud offerings, partially offset by an $87 million ARR reduction taken in March 2022 in response to the Russia-Ukraine war.
•Creative revenue of $10.46 billion increased by $913 million, or 10%, during fiscal 2022, from $9.55 billion in fiscal 2021. Document Cloud revenue of $2.38 billion increased by $409 million, or 21%, during fiscal 2022, from $1.97 billion in fiscal 2021. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $4.42 billion increased by $555 million, or 14%, during fiscal 2022, from $3.87 billion in fiscal 2021. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $15.19 billion as of December 2, 2022 increased by $1.20 billion, or 9%, from $13.99 billion as of December 3, 2021, primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings, partially offset by the impact of foreign currency exchange rate fluctuations.
•Cost of revenue of $2.17 billion increased by $300 million, or 16%, during fiscal 2022, from $1.87 billion in fiscal 2021 primarily due to increases in hosting services and data center costs, as well as increases in base and incentive compensation and related benefits costs.
•Operating expenses of $9.34 billion increased by $1.23 billion, or 15%, during fiscal 2022, from $8.12 billion in fiscal 2021 primarily due to increases in base and incentive compensation and related benefits costs, as well as increased marketing spend.
•Cash flows from operations of $7.84 billion during fiscal 2022 increased by $608 million, or 8%, from $7.23 billion in fiscal 2021 primarily due to higher net income after adjustment for non-cash items.
Revenue
Revenue for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 was a 53-week year compared with fiscal 2022 and 2020 which were 52-week years.

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Subscription	$16,388	$14,573	$11,626	12%
Percentage of total revenue	93%	92%	90%
Product	532	555	507	(4)%
Percentage of total revenue	3%	4%	4%
Services and other	686	657	735	4%
Percentage of total revenue	4%	4%	6%
Total revenue	$17,606	$15,785	$12,868	12%
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

We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for fiscal 2022, 2021 and 2020 is as follows:

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Digital Media	$12,385	$11,048	$8,813	12%
Digital Experience	3,880	3,379	2,660	15%
Publishing and Advertising	123	146	153	(16)%
Total subscription revenue	$16,388	$14,573	$11,626	12%
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our OEM and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
Services and Other
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We typically sell our consulting contracts on a time-and-materials or fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Transaction-based advertising revenue is recognized on a usage basis as we satisfy the performance obligations to our customers.
Segments
In fiscal 2022, we categorized our products into the following reportable segments:
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
Segment Information

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Digital Media	$12,842	$11,520	$9,233	11%
Percentage of total revenue	73%	73%	72%
Digital Experience	4,422	3,867	3,125	14%
Percentage of total revenue	25%	24%	24%
Publishing and Advertising	342	398	510	(14)%
Percentage of total revenue	2%	3%	4%
Total revenue	$17,606	$15,785	$12,868	12%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for fiscal 2022, 2021 and 2020 were as follows:

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Creative Cloud	$10,459	$9,546	$7,736	10%
Document Cloud	2,383	1,974	1,497	21%
Total Digital Media revenue	$12,842	$11,520	$9,233	11%
Revenue from Digital Media increased $1.32 billion during fiscal 2022 as compared to fiscal 2021, driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong customer acquisition and engagement, partially offset by the impact of foreign currency exchange rate fluctuations.
Digital Experience
Revenue from Digital Experience increased $555 million during fiscal 2022 as compared to fiscal 2021 primarily due to net new additions across our subscription offerings, partially offset by the impact of foreign currency exchange rate fluctuations.
Geographical Information

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Americas	$10,251	$8,996	$7,454	14%
Percentage of total revenue	58%	57%	58%
EMEA	4,593	4,252	3,400	8%
Percentage of total revenue	26%	27%	26%
APAC	2,762	2,537	2,014	9%
Percentage of total revenue	16%	16%	16%
Total revenue	$17,606	$15,785	$12,868	12%
Overall revenue during fiscal 2022 increased in all geographic regions as compared to fiscal 2021 primarily due to increases in Digital Media revenue and, to a lesser extent, increases in Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2022 as compared to fiscal 2021 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During fiscal 2022, the U.S. Dollar primarily strengthened against EMEA and APAC foreign currencies as compared to fiscal 2021, which decreased revenue in U.S. Dollar equivalents by approximately $486 million. During fiscal 2022, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $176 million.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Cost of Revenue

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Subscription	$1,646	$1,374	$1,108	20%
Percentage of total revenue	9%	9%	9%
Product	35	41	36	(15)%
Percentage of total revenue	*	*	*
Services and other	484	450	578	8%
Percentage of total revenue	3%	3%	4%
Total cost of revenue	$2,165	$1,865	$1,722	16%
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
Cost of subscription revenue increased due to the following:

Components of % Change 2022-2021
Hosting services and data center costs	9%
Amortization of intangibles	4
Base compensation and related benefits	3
Incentive compensation, cash and stock-based	1
Royalty costs	2
Various individually insignificant items	1
Total change	20%
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
Cost of services and other revenue increased during fiscal 2022 as compared to fiscal 2021 primarily due to increases in compensation costs and professional fees.
Operating Expenses

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Research and development	$2,987	$2,540	$2,188	18%
Percentage of total revenue	17%	16%	17%
Sales and marketing	4,968	4,321	3,591	15%
Percentage of total revenue	28%	27%	28%
General and administrative	1,219	1,085	968	12%
Percentage of total revenue	7%	7%	8%
Amortization of intangibles	169	172	162	(2)%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$9,343	$8,118	$6,909	15%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.

Research and development expenses increased due to the following:

Components of % Change 2022-2021
Incentive compensation, cash and stock-based	7%
Base compensation and related benefits	7
Professional and consulting fees	2
Various individually insignificant items	2
Total change	18%
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
Sales and marketing expenses increased due to the following:

Components of % Change 2022-2021
Marketing spend related to campaigns, events and overall marketing efforts	5%
Base compensation and related benefits	4
Incentive compensation, cash and stock-based	3
Various individually insignificant items	3
Total change	15%
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
General and administrative expenses increased due to the following:

Components of % Change 2022-2021
Professional and consulting fees	4%
Incentive compensation, cash and stock-based	4
Base compensation and related benefits	3
Charitable contributions	2
Charges related to cancellation of corporate events, net of recoveries	(2)
Various individually insignificant items	1
Total change	12%
Professional and consulting fees increased from fiscal 2022 as compared to fiscal 2021 primarily due to incurred transaction costs associated with our planned acquisition of Figma.

Non-Operating Income (Expense), Net

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Interest expense	$(112)	$(113)	$(116)	(1)%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	(19)	16	13	**
Percentage of total revenue	*	*	*
Other income (expense), net	41	—	42	**
Percentage of total revenue	*	*	*
Total non-operating income (expense), net	$(90)	$(97)	$(61)	(7)%
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
Other income (expense), increased during fiscal 2022 primarily due to increases in interest income driven by higher average interest rates.
Provision for (Benefit from) Income Taxes

(dollars in millions)	2022	2021	2020	% Change 2022-2021
Provision for (benefit from) income taxes	$1,252	$883	$(1,084)	42%
Percentage of total revenue	7%	6%	(8)%
Effective tax rate	21%	15%	(26)%
Our effective tax rate increased by approximately six percentage points during fiscal 2022 as compared to fiscal 2021, primarily due to lower tax benefits related to stock-based compensation in fiscal 2022.
Our effective tax rate for fiscal 2022 was the same as the U.S. federal statutory tax rate primarily due to the impact of the U.S. federal research tax credit, largely offset by state taxes.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $402 million as of December 2, 2022, primarily related to certain state credits.

We are a United States-based multinational company subject to tax in multiple domestic and foreign tax jurisdictions. The current U.S. tax law subjects the earnings of certain foreign subsidiaries to U.S. tax and generally allows an exemption from taxation for distributions from foreign subsidiaries.
In the current global tax policy environment, the domestic and foreign governing bodies continue to consider, and in some cases introduce, changes in regulations applicable to corporate multinationals such as Adobe. As regulations are issued, we account for finalized regulations in the period of enactment.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our provision for (benefit from) income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $321 million, $289 million and $201 million for fiscal 2022, 2021 and 2020, respectively. If the total unrecognized tax benefits as of December 2, 2022, December 3, 2021 and November 27, 2020 were recognized, $203 million, $199 million and $136 million would decrease the respective effective tax rates.
As of December 2, 2022 and December 3, 2021, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $17 million and $22 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $25 million over the next 12 months.
Our future effective tax rates may be materially affected by changes in the tax rates in jurisdictions where our income is earned, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in the valuation of our deferred tax assets and liabilities, changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, or unexpected changes in business and market conditions that could reduce certain tax benefits.
In addition, the United States and other countries and jurisdictions in which we conduct business, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, could make changes to relevant tax, accounting or other laws and interpretations thereof that have a material impact to us. These countries, governmental bodies and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied. In the current global tax policy environment, any changes in laws, regulations and interpretations could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
Moreover, we are subject to the examination of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. We believe our tax estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 2, 2022	December 3, 2021
Cash and cash equivalents	$4,236	$3,844
Short-term investments	$1,860	$1,954
Working capital	$868	$1,737
Stockholders’ equity	$14,051	$14,797
A summary of our cash flows for fiscal 2022, 2021 and 2020 is as follows:

(in millions)	2022	2021	2020
Net cash provided by operating activities	$7,838	$7,230	$5,727
Net cash used for investing activities	(570)	(3,537)	(414)
Net cash used for financing activities	(6,825)	(4,301)	(3,488)
Effect of foreign currency exchange rates on cash and cash equivalents	(51)	(26)	3
Net change in cash and cash equivalents	$392	$(634)	$1,828
Our primary source of cash is receipts from revenue. Our primary uses of cash are our stock repurchase program as described below and general business expenses including payroll, marketing and third-party hosting services. Other sources of cash include proceeds from participation in the employee stock purchase plan. Other uses of cash include business acquisitions, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
Cash Flows from Operating Activities
For fiscal 2022, net cash provided by operating activities of $7.84 billion was primarily comprised of net income adjusted for the net effect of non-cash items. The primary working capital sources of cash were increases in deferred revenue driven by Digital Media and Digital Experience offerings, partially offset by increases in trade receivables attributable to the timing of billings.
Cash Flows from Investing Activities
For fiscal 2022, net cash used for investing activities of $570 million was primarily due to ongoing capital expenditures and business acquisitions. See Note 3 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions.
Cash Flows from Financing Activities
For fiscal 2022, net cash used for financing activities of $6.83 billion was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards, offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2023 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in the section titled “Risk Factors” in Part I, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months.
Our cash equivalent and short-term investment portfolio as of December 2, 2022 consisted of asset-backed securities, corporate debt securities, foreign government securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and is expected to close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022. We expect to finance the cash portion of the consideration using cash on hand and short-term debt instruments. While the transaction is pending, at a minimum we expect to maintain share repurchases sufficient to offset the dilution of equity issuances to our employees.
Revolving Credit Agreement
During 2022, we entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for a five-year $1.5 billion senior unsecured revolving credit facility through June 30, 2027, which replaces our previous five-year $1 billion senior unsecured revolving credit agreement dated as of October 17, 2018. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of December 2, 2022, there were no outstanding borrowings under this credit agreement and the entire $1.5 billion credit line remains available for borrowing.
Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $4.15 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of December 2, 2022, the carrying value of our senior notes was $4.13 billion and our maximum commitment for interest payments was $416 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt.
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our Consolidated Balance Sheets. As of December 2, 2022, the carrying value of our current debt was $500 million, net of the related discount and issuance costs. We intend to repay the current portion of our debt on or before the due date.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 2, 2022, the value of our non-cancellable unconditional purchase obligations was $6.09 billion, primarily relating to contracts with vendors for third-party hosting and data center services. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2032. As of December 2, 2022, the value of our obligations under operating leases was $548 million. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.
Other
Our transition tax liability related to historical undistributed foreign earnings, which was accrued as a result of the U.S. Tax Act, was approximately $313 million as of December 2, 2022 and is payable in installments through fiscal 2026. As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes. In addition, the U.S. Tax Act requires companies to capitalize and amortize research and development expenditures starting fiscal 2023. If not modified, we anticipate an adverse impact to our effective rates for income taxes paid, which will be partially offset by the increase in the foreign-derived intangible income deduction, for fiscal 2023 and beyond.

The Inflation Reduction Act enacted on August 16, 2022 introduced new provisions including a corporate book minimum tax effective for us beginning in fiscal 2024 and an excise tax on net stock repurchases made after December 31, 2022. We continue to monitor developments and evaluate impacts, if any, of these provisions to our results of operations and cash flows.
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
During fiscal 2022, we repurchased a total of 15.7 million shares, including approximately 10.4 million shares at an average price of $375.03 through structured repurchase agreements entered into during fiscal 2021 and fiscal 2022, as well as 5.3 million shares at an average purchase price of $451.55 through an accelerated share repurchase agreement entered into during the first quarter of fiscal 2022.
During the fourth quarter of fiscal 2022, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.75 billion. As of December 2, 2022, $583 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to December 2, 2022, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.4 billion and received an initial delivery of 3.2 million shares, which represents approximately 75% of our prepayment. Upon completion of the $1.4 billion accelerated share repurchase agreement, $5.15 billion remains under our December 2020 authority.
See section titled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for stock repurchases during the quarter ended December 2, 2022 and Note 14 of our Notes to Consolidated Financial Statements for further details regarding our stock repurchase program.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies, which subject us to exposure from movements in exchange rates. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
Our significant foreign currency revenue exposures for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Euro	€2,487	€2,209	€1,887
Japanese Yen	¥118,456	¥104,829	¥88,640
British Pounds	£737	£669	£562
Australian Dollars	$876	$768	$645
As of December 2, 2022, the total notional amounts of all outstanding foreign exchange contracts, including options and forwards, were $3.25 billion, which included the notional equivalent of $1.32 billion in Euros, $602 million in Indian Rupees, $480 million in British Pounds, $394 million in Japanese Yen, $338 million in Australian Dollars and $112 million in other foreign currencies. As of December 2, 2022, all contracts were set to expire at various dates through November 2023. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 2, 2022. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $75 million. A 10% decrease in the value of the U.S. Dollar would lead to an increase in the fair value of these financial instruments by $17 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of December 2, 2022 and December 3, 2021, this long-term investment exposure totaled an absolute notional equivalent of $770 million and $749 million, respectively. At this time, we do not hedge these long-term investment exposures.
We do not use foreign exchange contracts for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Cash Flow Hedges of Forecasted Foreign Currency Revenue and Expenses
We may use foreign exchange purchased options or forward contracts to hedge foreign currency revenue denominated in Euros, British Pounds, Japanese Yen and Australian Dollars, or foreign currency expenses in Indian Rupees. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. We enter into these foreign exchange contracts to hedge forecasted revenue and expenses in the normal course of business and accordingly, they are not speculative in nature.
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue or operating expenses, as applicable. For the fiscal year ended December 2, 2022, there were no net gains or losses recognized in revenue or operating expenses relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At December 2, 2022, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 2, 2022, we had debt securities classified as short-term investments of $1.86 billion. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our short-term investment portfolio as of December 2, 2022, based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve. A 150 basis point increase in interest rates would lead to a $20 million decrease in the market value of our short-term investments. Conversely, a 150 basis point decrease in interest rates would lead to a $20 million increase in the market value of our short-term investments.
Senior Notes
As of December 2, 2022, we had $4.15 billion of senior notes outstanding which bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with changes in interest rates. As of December 2, 2022, the total carrying amount of our senior notes was $4.13 billion and the related fair value based on observable market prices in less active markets was $3.88 billion.
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

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 2, 2022	December 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$3,844
Short-term investments	1,860	1,954
Trade receivables, net of allowances for doubtful accounts of $23 and of $16, respectively	2,065	1,878
Prepaid expenses and other current assets	835	993
Total current assets	8,996	8,669
Property and equipment, net	1,908	1,673
Operating lease right-of-use assets, net	407	443
Goodwill	12,787	12,668
Other intangibles, net	1,449	1,820
Deferred income taxes	777	1,085
Other assets	841	883
Total assets	$27,165	$27,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$379	$312
Accrued expenses	1,790	1,736
Debt	500	—
Deferred revenue	5,297	4,733
Income taxes payable	75	54
Operating lease liabilities	87	97
Total current liabilities	8,128	6,932
Long-term liabilities:
Debt	3,629	4,123
Deferred revenue	117	145
Income taxes payable	530	534
Operating lease liabilities	417	453
Other liabilities	293	257
Total liabilities	13,114	12,444

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 462 and 475 shares outstanding, respectively	—	—
Additional paid-in-capital	9,868	8,428
Retained earnings	28,319	23,905
Accumulated other comprehensive income (loss)	(293)	(137)
Treasury stock, at cost (139 and 126 shares, respectively)	(23,843)	(17,399)
Total stockholders’ equity	14,051	14,797
Total liabilities and stockholders’ equity	$27,165	$27,241
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	December 2, 2022	December 3, 2021	November 27, 2020
Revenue:
Subscription	$16,388	$14,573	$11,626
Product	532	555	507
Services and other	686	657	735
Total revenue	17,606	15,785	12,868
Cost of revenue:
Subscription	1,646	1,374	1,108
Product	35	41	36
Services and other	484	450	578
Total cost of revenue	2,165	1,865	1,722
Gross profit	15,441	13,920	11,146
Operating expenses:
Research and development	2,987	2,540	2,188
Sales and marketing	4,968	4,321	3,591
General and administrative	1,219	1,085	968
Amortization of intangibles	169	172	162
Total operating expenses	9,343	8,118	6,909
Operating income	6,098	5,802	4,237
Non-operating income (expense):
Interest expense	(112)	(113)	(116)
Investment gains (losses), net	(19)	16	13
Other income (expense), net	41	—	42
Total non-operating income (expense), net	(90)	(97)	(61)
Income before income taxes	6,008	5,705	4,176
Provision for (benefit from) income taxes	1,252	883	(1,084)
Net income	$4,756	$4,822	$5,260
Basic net income per share	$10.13	$10.10	$10.94
Shares used to compute basic net income per share	470	477	481
Diluted net income per share	$10.10	$10.02	$10.83
Shares used to compute diluted net income per share	471	481	485
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	December 2, 2022	December 3, 2021	November 27, 2020
	Increase/(Decrease)
Net income	$4,756	$4,822	$5,260
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	(39)	(8)	3
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	(1)
Net increase (decrease) from available-for-sale securities	(39)	(8)	2
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	139	69	(44)
Reclassification adjustment for realized gains / losses on derivative instruments	(151)	20	6
Net increase (decrease) from derivatives designated as hedging instruments	(12)	89	(38)
Foreign currency translation adjustments	(105)	(60)	66
Other comprehensive income (loss), net of taxes	(156)	21	30
Total comprehensive income, net of taxes	$4,600	$4,843	$5,290
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2019	601	$—	$6,504	$14,829	$(188)	(118)	$(10,615)	$10,530
Net income	—	—	—	5,260	—	—	—	5,260
Other comprehensive income (loss), net of taxes	—	—	—	—	30	—	—	30
Re-issuance of treasury stock under stock compensation plans	—	—	(56)	(478)	—	4	123	(411)
Repurchases of common stock	—	—	—	—	—	(8)	(3,050)	(3,050)
Stock-based compensation	—	—	909	—	—	—	—	909
Value of shares in deferred compensation plan	—	—	—	—	—	—	(4)	(4)
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	4,822	—	—	—	4,822
Other comprehensive income (loss), net of taxes	—	—	—	—	21	—	—	21
Re-issuance of treasury stock under stock compensation plans	—	—	—	(528)	—	3	100	(428)
Repurchases of common stock	—	—	—	—	—	(7)	(3,950)	(3,950)
Equity awards assumed for acquisition	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	1,069	—	—	—	—	1,069
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	4,756	—	—	—	4,756
Other comprehensive income (loss), net of taxes	—	—	—	—	(156)	—	—	(156)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(342)	—	3	102	(240)
Repurchases of common stock	—	—	—	—	—	(16)	(6,550)	(6,550)
Stock-based compensation	—	—	1,440	—	—	—	—	1,440
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 2, 2022	December 3, 2021	November 27, 2020
Cash flows from operating activities:
Net income	$4,756	$4,822	$5,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	856	788	757
Stock-based compensation	1,440	1,069	909
Reduction of operating lease right-of-use assets	83	73	87
Deferred income taxes	328	183	(1,501)
Unrealized losses (gains) on investments, net	29	(4)	(11)
Other non-cash items	10	7	40
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(198)	(430)	106
Prepaid expenses and other assets	(94)	(475)	(288)
Trade payables	66	(20)	96
Accrued expenses and other liabilities	7	162	86
Income taxes payable	19	2	(72)
Deferred revenue	536	1,053	258
Net cash provided by operating activities	7,838	7,230	5,727
Cash flows from investing activities:
Purchases of short-term investments	(909)	(1,533)	(1,071)
Maturities of short-term investments	683	877	915
Proceeds from sales of short-term investments	270	191	167
Acquisitions, net of cash acquired	(126)	(2,682)	—
Purchases of property and equipment	(442)	(348)	(419)
Purchases of long-term investments, intangibles and other assets	(46)	(42)	(15)
Proceeds from sales of long-term investments and other assets	—	—	9
Net cash used for investing activities	(570)	(3,537)	(414)
Cash flows from financing activities:
Repurchases of common stock	(6,550)	(3,950)	(3,050)
Proceeds from re-issuance of treasury stock	278	291	270
Taxes paid related to net share settlement of equity awards	(518)	(719)	(681)
Proceeds from issuance of debt	—	—	3,144
Repayment of debt	—	—	(3,150)
Other financing activities, net	(35)	77	(21)
Net cash used for financing activities	(6,825)	(4,301)	(3,488)
Effect of foreign currency exchange rates on cash and cash equivalents	(51)	(26)	3
Net change in cash and cash equivalents	392	(634)	1,828
Cash and cash equivalents at beginning of year	3,844	4,478	2,650
Cash and cash equivalents at end of year	$4,236	$3,844	$4,478
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$778	$843	$469
Cash paid for interest	$103	$100	$88
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 was a 53-week year compared with fiscal 2022 and 2020 which were 52-week years.
Reclassifications
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Consolidated Balance Sheets and Notes to Consolidated Financial Statements.
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
Our services and other revenue is comprised primarily of fees related to consulting, training, maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We typically sell our consulting contracts on a time-and-materials or fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Our transaction-based advertising offerings, where fees are based on a number of impressions per month and invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient.
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
Cloud-based features that are integral to our Creative Cloud and Document Cloud offerings and that work together with the on-premise/on-device software include, but are not limited to: Creative Cloud Libraries, which enable customers to access their work, settings, preferences and other assets seamlessly across desktop and mobile devices and collaborate across teams in real time; shared reviews which enable simultaneous editing and commenting of digital assets across desktop, mobile and web; automatic cloud rendering of a design which enables it to be worked on in multiple mediums; and Sensei, Adobe’s cloud-hosted artificial intelligence and machine learning framework, which enables features such as automated photo-editing, photograph content-awareness, natural language processing, optical character recognition and automated document tagging.
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
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 20 years for computers and other equipment, which includes our corporate jet, 2 to 5 years for furniture and fixtures, 5 to 25 years for building improvements and up to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful lives ranging from 2 to 15 years.
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
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 2, 2022, our leases had remaining lease terms of up to 9 years, some of which included options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
In accordance with accounting requirements, leases with an initial term of 12 months or less are recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term.
Goodwill, Intangibles and Other Long-Lived Assets
Goodwill is assigned to one or more reporting units on the date of acquisition. We review our goodwill for impairment annually during our second quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our goodwill impairment test, we first perform a qualitative assessment, which requires that we consider events or

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.
If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
We completed our annual goodwill impairment test in the second quarter of fiscal 2022. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.
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
Our intangible assets are amortized over their estimated useful lives ranging from 2 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Customer contracts and relationships	10
Purchased technology	5
Trademarks	9
Other	4
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account our interpretation and application of current tax laws and possible outcomes of current and future examinations conducted by domestic and foreign tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and associated reserves. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2022, 2021 and 2020 were $1.04 billion, $865 million and $592 million, respectively. Prior year amounts have been recast to conform to current year presentation, which reflect changes to modernize the categorization of costs reported as advertising expenses, primarily associated with the inclusion of certain digital advertising costs. There was no impact to the Consolidated Statements of Income resulting from this change.
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
Derivative Financial Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses primarily in Euros, British Pounds, Japanese Yen, Australian Dollars and Indian Rupees. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
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
Gains and losses related to changes in the fair value of foreign exchange forward contracts which hedge certain balance sheet positions are recorded each period as a component of other income (expense), net in our Consolidated Statements of Income. Foreign exchange option contracts and forward contracts hedging forecasted foreign currency revenue and expenses and Treasury lock agreements are designated as cash flow hedges with gains and losses recorded net of tax as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency revenue, foreign currency expense or Treasury lock cash flow hedge to revenue, operating expense or interest expense, as applicable.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk are short-term fixed-income investments, structured repurchase transactions, foreign currency and interest rate hedge contracts and trade receivables.

ADOBE INC.

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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2022 that are of significance or potential significance to us.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment revenue and results for fiscal 2022, 2021 and 2020 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Fiscal 2022
Revenue	$12,842	$4,422	$342	$17,606
Cost of revenue	561	1,502	102	2,165
Gross profit	$12,281	$2,920	$240	$15,441
Gross profit as a percentage of revenue	96%	66%	70%	88%
Fiscal 2021
Revenue	$11,520	$3,867	$398	$15,785
Cost of revenue	429	1,321	115	1,865
Gross profit	$11,091	$2,546	$283	$13,920
Gross profit as a percentage of revenue	96%	66%	71%	88%
Fiscal 2020
Revenue	$9,233	$3,125	$510	$12,868
Cost of revenue	352	1,126	244	1,722
Gross profit	$8,881	$1,999	$266	$11,146
Gross profit as a percentage of revenue	96%	64%	52%	87%
We generally categorize revenue by geographic area based on where the customer manages their utilization of our offerings. Revenue by geographic area for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Americas:
United States	$9,217	$8,104	$6,745
Other	1,034	892	709
Total Americas	10,251	8,996	7,454
EMEA	4,593	4,252	3,400
APAC	2,762	2,537	2,014
Revenue	$17,606	$15,785	$12,868
Revenue by major offerings in our Digital Media reportable segment for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Creative Cloud	$10,459	$9,546	$7,736
Document Cloud	2,383	1,974	1,497
Total Digital Media revenue	$12,842	$11,520	$9,233
Subscription revenue by segment for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Digital Media	$12,385	$11,048	$8,813
Digital Experience	3,880	3,379	2,660
Publishing and Advertising	123	146	153
Total subscription revenue	$16,388	$14,573	$11,626

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of December 2, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $93 million. As of December 3, 2021, the balance of trade receivables, net of allowance for doubtful accounts, was $1.88 billion, inclusive of unbilled receivables of $82 million.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $23 million and $16 million as of December 2, 2022 and December 3, 2021, respectively.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material in fiscal 2022 and 2021. Contract assets were $97 million and $85 million as of December 2, 2022 and December 3, 2021, respectively.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. Customers are typically invoiced for these agreements in regular installments and revenue is recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity within the quarter. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements.
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
As of December 2, 2022, the balance of deferred revenue was $5.41 billion, which includes $99 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 3, 2021, the balance of deferred revenue was $4.88 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer and deferred revenue assumed through acquisition, which were offset by decreases due to revenue recognized in the period. During the year ended December 2, 2022, approximately $4.72 billion of revenue was recognized that was included in the balance of deferred revenue as of December 3, 2021.
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
Remaining performance obligations were approximately $15.19 billion as of December 2, 2022. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 72% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2022, 2021 and 2020, we amortized $238 million, $212 million and $186 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses for all periods presented.
Capitalized contract acquisition costs were $629 million and $611 million as of December 2, 2022 and December 3, 2021, of which $406 million was long-term and included in other assets in the Consolidated Balance Sheets for both periods presented. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets. Refund liabilities were $106 million and $128 million as of December 2, 2022 and December 3, 2021, respectively.
Significant Customers
For all periods presented, there were no customers that represented at least 10% of net revenue or that were responsible for over 10% of our trade receivables.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and is expected to close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022.
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
During fiscal 2022, we recorded purchase accounting adjustments that were not material based on changes to management’s estimates and assumptions primarily in regards to the total purchase price and its related impact to goodwill. The table below represents the final purchase price allocation to total identifiable intangible assets acquired and net liabilities assumed based on their respective estimated fair values as of October 7, 2021.

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
Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$657	$—	$—	$657
Cash equivalents:
Corporate debt securities	39	—	—	39
Money market funds	3,479	—	—	3,479
Time deposits	61	—	—	61
Total cash equivalents	3,579	—	—	3,579
Total cash and cash equivalents	4,236	—	—	4,236
Short-term fixed income securities:
Asset-backed securities	98	—	(1)	97
Corporate debt securities	1,290	—	(24)	1,266
Foreign government securities	5	—	—	5
Municipal securities	24	—	—	24
U.S. agency securities	34	—	—	34
U.S. Treasury securities	450	—	(16)	434
Total short-term investments	1,901	—	(41)	1,860
Total cash, cash equivalents and short-term investments	$6,137	$—	$(41)	$6,096

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$750	$—	$—	$750
Cash equivalents:
Corporate debt securities	5	—	—	5
Money market funds	2,914	—	—	2,914
Time deposits	175	—	—	175
Total cash equivalents	3,094	—	—	3,094
Total cash and cash equivalents	3,844	—	—	3,844
Short-term fixed income securities:
Asset-backed securities	124	—	—	124
Corporate debt securities	1,426	2	(3)	1,425
Municipal securities	28	—	—	28
U.S. Treasury securities	378	—	(1)	377
Total short-term investments	1,956	2	(4)	1,954
Total cash, cash equivalents and short-term investments	$5,800	$2	$(4)	$5,798
See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of December 2, 2022:

(in millions)	Estimated Fair Value
Due within one year	$989
Due between one and two years	614
Due between two and three years	248
Due after three years	9
Total	$1,860
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2022 and 2021, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at December 2, 2022 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$39	$—	$39	$—
Money market funds	3,479	3,479	—	—
Time deposits	61	61	—	—
Short-term investments:
Asset-backed securities	97	—	97	—
Corporate debt securities	1,266	—	1,266	—
Foreign government securities	5	—	5	—
Municipal securities	24	—	24	—
U.S. agency securities	34	—	34	—
U.S. Treasury securities	434	—	434	—
Prepaid expenses and other current assets:
Foreign currency derivatives	51	—	51	—
Other assets:
Deferred compensation plan assets	160	160	—	—
Total assets	$5,650	$3,700	$1,950	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$15	$—	$15	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at December 3, 2021 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$5	$—	$5	$—
Money market funds	2,914	2,914	—	—
Time deposits	175	175	—	—
Short-term investments:
Asset-backed securities	124	—	124	—
Corporate debt securities	1,425	—	1,425	—
Municipal securities	28	—	28	—
U.S. Treasury securities	377	—	377	—
Prepaid expenses and other current assets:
Foreign currency derivatives	98	—	98	—
Other assets:
Deferred compensation plan assets	151	151	—	—
Total assets	$5,297	$3,240	$2,057	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$8	$—	$8	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.88 billion as of December 2, 2022, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.

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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to twelve months. As of December 2, 2022 and December 3, 2021, total notional amounts of outstanding cash flow hedges were $2.43 billion and $2.06 billion, respectively, hedging exposures denominated in Euros, Indian Rupees, British Pounds, Japanese Yen and Australian Dollars.
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
As of December 2, 2022, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $53 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our foreign exchange forward contracts, of which $7 million of losses are expected to be recognized into operating expenses within the next 12 months, and net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency revenue, foreign currency expense or Treasury lock cash flow hedge to revenue, operating expense or interest expense, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to the same income statement line item as the hedged item. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in the same income statement line item as the hedged item.
For fiscal 2022, 2021 and 2020, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. The changes in fair value of these contracts are recorded to other income (expense), net in our Consolidated Statements of Income. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related contracts.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2, 2022, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $814 million, primarily hedging exposures denominated in Euros, British Pounds, Indian Rupees and Australian Dollars. As of December 3, 2021, total notional amounts of outstanding contracts were $973 million, primarily hedging exposures denominated in Euros, British Pounds, Japanese Yen, Indian Rupees and Australian Dollars. At December 2, 2022 and December 3, 2021, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our Consolidated Balance Sheets. The fair value of derivative instruments on our Consolidated Balance Sheets as of December 2, 2022 and December 3, 2021 were as follows:

(in millions)	2022		2021
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$36	$—	$91	$—
Foreign exchange forward contracts	—	7	—	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	15	8	7	8
Total derivatives	$51	$15	$98	$8

Gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$144	$69	$(43)
Foreign exchange forward contracts	$(5)	$—	$—
Treasury lock	$—	$—	$(1)
The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	Financial Statement Classification	2022	2021	2020
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts
Net gain (loss) reclassified from accumulated OCI into income	Revenue	$176	$(16)	$3
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income	Interest expense	$(4)	$(4)	$(3)
Derivatives not designated as hedging relationships:
Foreign exchange forward contracts	Other income (expense), net	$(29)	$(3)	$5

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 2, 2022 and December 3, 2021:

(in millions)	2022	2021
Computers and other equipment	$1,352	$1,255
Buildings	555	560
Building improvements	347	344
Leasehold improvements	259	268
Land	144	145
Furniture and fixtures	145	150
Capital projects in-progress	675	402
Total	3,477	3,124
Less: Accumulated depreciation and amortization	(1,569)	(1,451)
Property and equipment, net	$1,908	$1,673
Depreciation and amortization expense of property and equipment for fiscal 2022, 2021 and 2020 was $189 million, $207 million and $192 million, respectively.
Property and equipment, net, by geographic area as of December 2, 2022 and December 3, 2021 was as follows:

(in millions)	2022	2021
Americas:
United States	$1,690	$1,480
Other	1	1
Total Americas	1,691	1,481
EMEA	69	63
APAC	148	129
Property and equipment, net	$1,908	$1,673
NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity for fiscal 2022 and 2021 was as follows:

(in millions)	2020	Acquisitions	Other(1)	2021	Acquisitions	Other(1)	2022
Digital Media	$2,868	$865	$(2)	$3,731	$161	$(3)	$3,889
Digital Experience	7,476	1,095	(32)	8,539	—	(39)	8,500
Publishing and Advertising	398	—	—	398	—	—	398
Goodwill	$10,742	$1,960	$(34)	$12,668	$161	$(42)	$12,787
_________________________________________
(1)Amounts consist of foreign currency translation adjustments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net, as of December 2, 2022 and December 3, 2021 were as follows:

(in millions)	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,204	$(495)	$709	$1,213	$(379)	$834
Purchased technology	1,060	(530)	530	1,053	(344)	709
Trademarks	375	(172)	203	376	(128)	248
Other	61	(54)	7	60	(31)	29
Other intangibles, net	$2,700	$(1,251)	$1,449	$2,702	$(882)	$1,820
Amortization expense related to other intangibles was $405 million, $354 million and $367 million for fiscal 2022, 2021 and 2020 respectively. Of these amounts, $236 million, $181 million and $205 million were included in cost of sales for fiscal 2022, 2021 and 2020 respectively.
Other intangibles are amortized over their estimated useful lives of 2 to 14 years. As of December 2, 2022, the estimated aggregate amortization expense for each of the five succeeding fiscal years was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
2023	$376
2024	331
2025	295
2026	142
2027	104
Thereafter	182
Total expected amortization expense	$1,430
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of December 2, 2022 and December 3, 2021 consisted of the following:

(in millions)	2022	2021
Accrued bonuses	$489	$455
Accrued compensation and benefits	485	490
Accrued corporate marketing	154	96
Taxes payable	117	119
Refund liabilities	106	128
Other	439	448
Accrued expenses	$1,790	$1,736
Other primarily includes general accruals for local and regional expenses, derivative collateral liabilities and royalties payable.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2022, 2021 and 2020 consisted of the following:

(in millions)	2022	2021	2020
Domestic	$1,958	$1,736	$1,090
Foreign	4,050	3,969	3,086
Income before income taxes	$6,008	$5,705	$4,176
The provision for (benefit from) income taxes for fiscal 2022, 2021 and 2020 consisted of the following:

(in millions)	2022	2021	2020
Current:
United States federal	$465	$391	$119
Foreign	329	197	222
State and local	132	103	79
Total current	926	691	420
Deferred:
United States federal	(45)	(148)	(123)
Foreign	360	359	(1,313)
State and local	11	(19)	(68)
Total deferred	326	192	(1,504)
Provision for (benefit from) income taxes	$1,252	$883	$(1,084)
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
Reconciliation of Provision for (Benefit from) Income Taxes
Total income tax expense differed from the income tax expense computed at the U.S. federal statutory rate of 21% as a result of the following:

(in millions)	2022	2021	2020
Tax expense computed at U.S. federal statutory rate	$1,262	$1,198	$877
Tax credits	(116)	(149)	(101)
Tax settlements	(14)	(58)	(23)
Effects of non-U.S. operations	(7)	(23)	(337)
State tax expense, net of federal benefit	113	66	10
Other	14	6	4
Stock-based compensation	—	(157)	(154)
Impacts of intra-entity IP transfers	—	—	(1,360)
Provision for (benefit from) income taxes	$1,252	$883	$(1,084)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 2, 2022 and December 3, 2021 were as follows:

(in millions)	2022	2021
Deferred tax assets:
Intangible assets	$653	$997
Capitalized expenses	298	355
Credit carryforwards	333	287
Operating lease liabilities	104	122
Net operating loss carryforwards of acquired companies	88	131
Stock-based compensation	108	91
Reserves and accruals	98	89
Benefits relating to tax positions	56	39
Other	41	34
Total gross deferred tax assets	1,779	2,145
Valuation allowance	(402)	(335)
Total deferred tax assets	1,377	1,810
Deferred tax liabilities:
Acquired intangible assets	354	447
Operating lease right-of-use assets	97	111
Prepaid expenses	110	123
Depreciation and amortization	67	49
Total deferred tax liabilities	628	730
Net deferred tax assets	$749	$1,080
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.
As of December 2, 2022, we had federal and state net operating loss carryforwards of approximately $202 million and $467 million, respectively. We also had federal and state tax credit carryforwards of approximately $39 million and $362 million, respectively. The majority of the federal net operating loss and state tax credit carryforwards can be carried forward indefinitely, and the remaining will expire in various years from fiscal 2023 through 2040. Certain net operating loss and tax credit carryforwards are subject to an annual limitation and/or are reduced by a valuation allowance. The net carrying amount of such assets is expected to be fully realized.
In assessing the realizability of deferred tax assets, management determined that it is more likely than not that we will not fully realize certain available tax attributes and other tax assets in domestic and foreign jurisdictions. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. As of December 2, 2022, we continue to maintain a valuation allowance of $402 million primarily related to certain state credits. For fiscal 2022, the increase in the valuation allowance was $67 million.
As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes. As of December 2, 2022, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2022 and 2021, the aggregate changes in our total gross amount of unrecognized tax benefits were as follows:

(in millions)	2022	2021
Beginning balance	$289	$201
Gross increases in unrecognized tax benefits – prior year tax positions	20	30
Gross decreases in unrecognized tax benefits – prior year tax positions	(18)	—
Gross increases in unrecognized tax benefits – current year tax positions	53	86
Lapse of statute of limitations	(4)	(21)
Tax settlements	(18)	(4)
Foreign exchange gains and losses	(1)	(3)
Ending balance	$321	$289
Our policy is to record interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes. The combined amount of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were approximately $17 million and $22 million for fiscal 2022 and 2021, respectively.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are Ireland, California and the United States. We are subject to the examination of our income tax returns by various domestic and foreign tax authorities with 2018 being the earliest fiscal year open for examination in all of our major tax jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We believe our tax estimates to be reasonable; however, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $25 million over the next 12 months.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
The Adobe Inc. 401(k) Retirement Savings Plan, qualified under Section 401(k) of the Internal Revenue Code, is a retirement savings plan covering substantially all of our U.S. employees. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2022, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $76 million, $64 million and $59 million in fiscal 2022, 2021 and 2020, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash in the form of a lump sum, or five, ten, or fifteen-year annual installments. For equity award elections, distributions are made in stock in the form of a lump sum payment only.
Certain deferred compensation is invested in money market and other mutual funds and subsequently recorded as other assets on our Consolidated Balance Sheets, with corresponding unrealized holding gains and losses recorded as investment gains (losses) in our Consolidated Statements of Income. Undistributed deferred compensation is recorded as long-term liabilities on our Consolidated Balance Sheets.
As of December 2, 2022 and December 3, 2021, the invested amounts under the plan totaled $160 million and $151 million, respectively. As of December 2, 2022 and December 3, 2021, undistributed deferred compensation due to participants totaled $178 million and $174 million, respectively.
NOTE 12.  STOCK-BASED COMPENSATION
Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:
Restricted Stock Units and Performance Share Programs
We grant restricted stock units and performance share awards to eligible employees under our 2019 Equity Incentive Plan (“2019 Plan”). Restricted stock units generally vest over four years. Certain grants have other vesting periods approved by the Executive Compensation Committee of our Board of Directors (the “ECC”).
As of December 2, 2022, we had reserved 52.0 million shares of our common stock for issuance under our 2019 Plan and had 30.5 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance our ability to attract and retain highly talented and competent individuals. The ECC approves the terms of each of our Performance Share Programs, including the award calculation methodology.
In January 2022, the ECC approved the 2022 Performance Share Program. Shares outstanding under our 2022 Performance Share Program may be earned based on the achievement of (i) an objective relative total stockholder return measured over a three-year performance period, as well as (ii) revenue-based financial metrics measured over three one-year performance periods. Each type of performance goal is weighted 50% and achievement of each performance goal is determined independently of the other. Shares associated with each performance goal are not awarded until the corresponding performance targets are defined.
Shares outstanding under our 2021 and 2020 Performance Share Programs may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period.
Performance share awards in each of our 2022, 2021 and 2020 Performance Share Programs will be earned and cliff-vest upon the later of (i) the three-year anniversary of the earliest vesting commencement date in the respective Performance Share Program, or (ii) the ECC's certification of the level of achievement of the final performance period in the respective Performance Share Program, contingent upon the participant’s continued service. Participants can earn between 0% and 200% of the target number of performance shares.
As of December 2, 2022, the shares awarded under our 2022, 2021 and 2020 Performance Share Programs remained outstanding and were yet to be earned.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. If the market value of our common stock at the end of a purchase period is lower than the market value at the beginning of the offering period, participants are rolled over into the subsequent offering, resulting in a reset of the offering price and the twenty-four month offering period.
The ESPP will continue until the earlier of termination by the Board of Directors or the date on which all of the shares available for issuance under the plan have been issued.
As of December 2, 2022, we had reserved 103.0 million shares of our common stock for issuance under the ESPP and approximately 10.7 million shares remain available for future issuance.
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
Our restricted stock units are valued based on the fair market value of the award on the grant date. Our performance share awards which are contingent upon achievement of relative total stockholder return are valued using a Monte Carlo Simulation model. Our performance share awards which are contingent upon achievement of revenue-based financial metrics are valued based on the fair market value of the award on the grant date.
We use the Black-Scholes option pricing model to determine the fair value of ESPP purchase rights. The determination of the grant date fair value of our ESPP purchase rights is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	6.6	$411.52
Awarded	4.5	$457.96
Released	(3.0)	$381.22
Forfeited	(0.7)	$441.41
Ending outstanding balance	7.4	$449.94	$2,511	1.33

Expected to vest	6.7	$449.35	$2,287	1.26
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 2, 2022 of $341.53.
The weighted average grant date fair values of restricted stock units granted during fiscal 2022, 2021 and 2020 were $457.96, $504.69 and $358.68, respectively. The total fair value of restricted stock units vested during fiscal 2022, 2021 and 2020 was $1.30 billion, $1.83 billion and $1.61 billion, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
Performance share activity for fiscal 2022 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	0.6	$408.84
Awarded	0.3	$402.24
Released	(0.4)	$291.15
Forfeited	(0.1)	$490.50
Ending outstanding balance	0.4	$495.23	$146	1.02

Expected to vest	0.4	$494.38	$136	0.98
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 2, 2022 of $341.53.
Shares awarded during fiscal 2022 include 0.2 million additional shares awarded for the final achievement of the 2019 Performance Share Program which was certified in the first quarter of fiscal 2022. The remaining awarded shares were for the 2022 Performance Share Program. Shares released during fiscal 2022 resulted from 168% achievement of target for the 2019 Performance Share Program.
The weighted average grant date fair values of performance share awards granted during fiscal 2022, 2021 and 2020 were $402.24, $325.24 and $271.62, respectively. The total fair value of performance share awards vested during fiscal 2022, 2021 and 2020 was $192 million, $212 million and $273 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 0.8 million shares at an average price of $333.92, 1.0 million shares at an average price of $294.15, and 1.2 million shares at an average price of $218.37 for fiscal 2022, 2021 and 2020, respectively. The intrinsic value of shares purchased during fiscal 2022, 2021 and 2020 was $73 million, $256 million and $216 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
During fiscal 2022, the rollover provision of our ESPP was triggered and resulted in incremental expense to be recognized over the new twenty-four-month offering period, which did not have a material impact on our Consolidated Statements of Income.
Compensation Costs
We recognize the estimated compensation costs of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.
Compensation costs for our performance share awards which are contingent upon achievement of relative total stockholder return are recognized, net of estimated forfeitures, on a straight-line basis over the requisite performance period or service period of the entire award, whichever is longer. Compensation costs for our performance share awards which are contingent upon achievement of revenue-based financial metrics are recognized, net of estimated forfeitures, based upon the expected levels of achievement, which are assessed periodically until certification by the ECC.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2, 2022, there was $2.83 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.29 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Consolidated Statements of Income for fiscal 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Cost of revenue	$97	$70	$61
Research and development	726	549	467
Sales and marketing	417	307	261
General and administrative	200	164	120
Total (1)	$1,440	$1,090	$909
_________________________________________
(1)During fiscal 2022, 2021 and 2020, we recorded tax benefits related to stock-based compensation costs of $291 million, $395 million and $352 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2022 were as follows:

(in millions)	December 3, 2021	Increase / Decrease	Reclassification Adjustments		December 2, 2022
Net unrealized gains / losses on available-for-sale securities	$(2)	$(39)	$—	(1)	$(41)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	29	139	(151)	(2)	17
Cumulative foreign currency translation adjustments	(164)	(105)	—		(269)
Total accumulated other comprehensive income (loss), net of taxes	$(137)	$(5)	$(151)		$(293)
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
During fiscal 2022, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.4 billion. Under the terms of the ASR, the financial institution agreed to deliver a portion of shares to us at contract inception and the remaining shares at settlement, which occurred in fiscal 2022. The total number of shares delivered and average purchase price paid per share were determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During fiscal 2022, 2021 and 2020, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided them with prepayments totaling $4.15 billion, $3.95 billion and $3.05 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agreed to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month was determined based

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP of our stock during the intervals less an agreed upon discount.
We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the VWAP of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is expected to be higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
During fiscal 2022, we repurchased a total of 15.7 million shares, including approximately 10.4 million shares at an average price of $375.03 through structured repurchase agreements, as well as 5.3 million shares at an average purchase price of $451.55 through the ASR described above. Comparatively, we repurchased approximately 7.2 million shares at an average price of $536.17 per share in fiscal 2021 and 8.0 million shares at an average price of $376.38 per share in fiscal 2020.
For fiscal 2022, 2021 and 2020, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 2, 2022, December 3, 2021 and November 27, 2020 were excluded from the computation of earnings per share. As of December 2, 2022, $583 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to December 2, 2022, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.4 billion and received an initial delivery of 3.2 million shares, which represents approximately 75% of our prepayment. Upon completion of the $1.4 billion accelerated share repurchase agreement, $5.15 billion remains under our December 2020 authority.
NOTE 15.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units and performance awards. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, stock purchase rights and performance share awards using the treasury stock method. Performance share awards are included based on the number of shares that would be issued as if the end of the reporting period was the end of the performance period and the result was dilutive.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2022, 2021 and 2020:

(in millions, except per share data)	2022	2021	2020
Net income	$4,756	$4,822	$5,260

Shares used to compute basic net income per share	469.5	477.3	480.9
Dilutive potential common shares from stock plans and programs	1.4	3.7	4.6
Shares used to compute diluted net income per share	470.9	481.0	485.5

Basic net income per share	$10.13	$10.10	$10.94
Diluted net income per share	$10.10	$10.02	$10.83

Anti-dilutive potential common shares	4.2	0.2	0.5

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of December 2, 2022, primarily relating to contracts with vendors for third-party hosting and data center services:

(in millions)
Fiscal Year	Purchase Obligations
2023	$1,632
2024	921
2025	775
2026	753
2027	783
Thereafter	1,226
Total	$6,090
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded in our cost of revenue on our Consolidated Statements of Income, was approximately $228 million, $202 million and $176 million in fiscal 2022, 2021 and 2020, respectively.
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
NOTE 17.  DEBT
The carrying value of our borrowings as of December 2, 2022 and December 3, 2021 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2022	2021
1.70% 2023 Notes	February 2020	February 2023	1.92%	$500	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$4,150	$4,150
Less: Current portion of debt				(500)	—
Unamortized discount and debt issuance costs				(21)	(27)
Carrying value of long-term debt				$3,629	$4,123

Carrying value of current debt, net of unamortized discount and debt issuance costs				$500	$—

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
During the first quarter of fiscal 2022, we reclassified the senior notes due February 1, 2023 as current debt in our Consolidated Balance Sheets. As of December 2, 2022, the carrying value of our current debt was $500 million, net of the related discount and issuance costs. We intend to repay the current portion of our debt on or before the due date.
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement entered into in October 2018 (the “Prior Revolving Credit Agreement”). The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either the (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR rate, plus a margin, (iii) alternative currency rate, plus a margin, or (iv) base rate, which is defined as the highest of (a) the federal funds rate plus 0.500%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR, adjusted daily SOFR, and alternative currency rate loans is based on our debt ratings, and ranges from 0.460% to 0.900%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.04% to 0.10% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of December 2, 2022, there were no outstanding borrowings under this Revolving Credit Agreement.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  LEASES
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2032. We also have one land lease that expires in 2091. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.
Operating lease expense was $121 million for fiscal 2022 and $119 million for both fiscal 2021 and 2020. We recognized operating lease expense in cost of revenue and operating expenses in our Consolidated Statements of Income. Our operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.
Supplemental cash flow information for fiscal 2022, 2021 and 2020 related to operating leases was as follows:

(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$107	$116	$99
Right-of-use assets obtained in exchange for operating lease liabilities	$59	$60	$52
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of December 2, 2022 were 7 years and 2.37%, respectively.
As of December 2, 2022, the maturities of lease liabilities under operating leases were as follows:

(in millions)
Fiscal Year	Operating Leases (1)
2023	$95
2024	78
2025	74
2026	67
2027	67
Thereafter	167
Total lease liabilities	$548
Less: Imputed interest	44
Present value of lease liabilities	$504
_________________________________________
(1)    Legally binding minimum lease payments for leases signed but not yet commenced as of December 2, 2022 were not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2022, 2021 and 2020 included the following:

(in millions)	2022	2021	2020
Interest expense	$(112)	$(113)	$(116)
Investment gains (losses), net:
Realized investment gains	$11	$9	$5
Realized investment losses	(1)	—	(1)
Unrealized investment gains (losses), net	(29)	7	9
Investment gains (losses), net	$(19)	$16	$13
Other income (expense), net:
Interest income	$61	$17	$43
Foreign exchange gains (losses)	(21)	(17)	(2)
Other	1	—	1
Other income (expense), net	$41	$—	$42
Non-operating income (expense), net	$(90)	$(97)	$(61)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of December 2, 2022 and December 3, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended December 2, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 2, 2022 and December 3, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended December 2, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
January 17, 2023

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 2, 2022. Based on their evaluation as of December 2, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2022. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 2, 2022, our internal control over financial reporting are effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) is incorporated herein by reference to our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see the section titled “Executive Officers” in Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Adobe Inc., Figma, Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Fortis Advisors LLC	8-K	9/15/22	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Description of Adobe’s Common Stock					X

10.1	2020 Employee Stock Purchase Plan, as amended*	10-K	1/15/21	10.1	000-15175

10.2A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.2B	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.2C	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.3A	2019 Equity Incentive Plan, as amended*	8-K	4/12/19	10.1	000-15175

10.3B	2020 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/30/20	10.2	000-15175

10.3C	Form of 2020 Performance Share Award Grant Notice and Award Agreement pursuant to 2020 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/30/20	10.3	000-15175

10.3D	2021 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/21	10.2	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3E	Form of 2021 Performance Share Award Grant Notice and Award Agreement pursuant to 2021 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/21	10.3	000-15175

10.3F	2022 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/22	10.2	000-15175

10.3G	Form of 2022 Performance Share Award Grant Notice and Award Agreement pursuant to 2022 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/22	10.3	000-15175

10.3H	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted prior to January 15, 2021)*	10-Q	6/26/19	10.35B	000-15175

10.3I	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 15, 2021)*	10-K	1/15/21	10.3E	000-15175

10.3J	Form of Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	6/26/19	10.35C	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*	10-Q	6/26/09	10.12	000-15175

10.6A	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.6B	Amendment No. One to Adobe Deferred Compensation Plan*	10-K	1/21/20	10.6B	000-15175

10.7	Credit Agreement, dated as of June 30, 2022, among the Company, certain subsidiaries of the Company party thereto, Bank of America, N.A. as Administrative Agent and the other lenders party thereto	8-K	7/1/22	10.1	000-15175

10.8	Adobe Inc. 2020 Executive Severance Plan in the Event of a Change of Control*	8-K	12/10/20	10.1	000-15175

10.9	2022 Executive Annual Incentive Plan*	8-K	1/27/22	10.4	000-15175

10.10	Description of 2021 and 2022 Director Compensation*	10-K	1/15/21	10.12	000-15175

10.11	Description of 2023 and 2024 Director Compensation*					X

10.12	Voting and Support Agreement, dated as of September 15, 2022, by and among Adobe Inc. and the Key Stockholders party thereto	8-K	9/15/22	10.1	000-15175

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: January 17, 2023

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 17, 2023
Shantanu Narayen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL DURN		January 17, 2023
Daniel Durn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK GARFIELD		January 17, 2023
Mark Garfield	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 17, 2023
Frank Calderoni	Director

/s/ AMY BANSE		January 17, 2023
Amy Banse	Director

/s/ BRETT BIGGS		January 17, 2023
Brett Biggs	Director

Signature	Title	Date

/s/ MELANIE BOULDEN		January 17, 2023
Melanie Boulden	Director

/s/ LAURA DESMOND		January 17, 2023
Laura Desmond	Director

/s/ SPENCER NEUMANN		January 17, 2023
Spencer Neumann	Director

/s/ KATHLEEN OBERG		January 17, 2023
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 17, 2023
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 17, 2023
David Ricks	Director

/s/ DAN ROSENSWEIG		January 17, 2023
Dan Rosensweig	Director

/s/ JOHN WARNOCK		January 17, 2023
John Warnock	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Acrobat Sign
Adobe
Adobe Aero
Adobe Audition
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Fonts
Adobe Fresco
Adobe Premiere
Adobe Premiere Rush
Adobe Scan
Adobe Sensei
Adobe Stock
Adobe Target
After Effects
Behance
Camera to Cloud
Creative Cloud
Document Cloud
Frame.io
Illustrator
InCopy
InDesign
Journey Optimizer
Lightroom
Marketo
Photoshop
PostScript
Premiere Pro
Premiere Rush
Reader
Sensei
Substance 3D Designer
Substance 3D Modeler
Substance 3D Painter
Substance 3D Sampler
Substance 3D Stager
Workfront

All other trademarks are the property of their respective owners.