Form 10-Q
period 2023-03-03
ADOBE INC.
filed 2023-03-29
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 24, 2023, 458.7 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 3, 2023	December 2, 2022
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,072	$4,236
Short-term investments	1,581	1,860
Trade receivables, net of allowances for doubtful accounts of $17 and $23, respectively	1,801	2,065
Prepaid expenses and other current assets	888	835
Total current assets	8,342	8,996
Property and equipment, net	1,967	1,908
Operating lease right-of-use assets, net	402	407
Goodwill	12,792	12,787
Other intangibles, net	1,354	1,449
Deferred income taxes	826	777
Other assets	984	841
Total assets	$26,667	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$308	$379
Accrued expenses	1,469	1,790
Debt	—	500
Deferred revenue	5,357	5,297
Income taxes payable	222	75
Operating lease liabilities	81	87
Total current liabilities	7,437	8,128
Long-term liabilities:
Debt	3,630	3,629
Deferred revenue	120	117
Income taxes payable	536	530
Operating lease liabilities	415	417
Other liabilities	323	293
Total liabilities	12,461	13,114
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 459 and 462 shares outstanding, respectively	—	—
Additional paid-in-capital	10,284	9,868
Retained earnings	29,435	28,319
Accumulated other comprehensive income (loss)	(307)	(293)
Treasury stock, at cost (142 and 139 shares, respectively)	(25,206)	(23,843)
Total stockholders’ equity	14,206	14,051
Total liabilities and stockholders’ equity	$26,667	$27,165
_________________________________________
(*)    The condensed consolidated balance sheet as of December 2, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 3, 2023	March 4, 2022
Revenue:
Subscription	$4,373	$3,958
Product	120	145
Services and other	162	159
Total revenue	4,655	4,262
Cost of revenue:
Subscription	434	393
Product	8	10
Services and other	126	109
Total cost of revenue	568	512
Gross profit	4,087	3,750
Operating expenses:
Research and development	827	701
Sales and marketing	1,301	1,158
General and administrative	331	269
Amortization of intangibles	42	42
Total operating expenses	2,501	2,170
Operating income	1,586	1,580
Non-operating income (expense):
Interest expense	(32)	(28)
Investment gains (losses), net	1	(9)
Other income (expense), net	43	—
Total non-operating income (expense), net	12	(37)
Income before income taxes	1,598	1,543
Provision for income taxes	351	277
Net income	$1,247	$1,266
Basic net income per share	$2.72	$2.68
Shares used to compute basic net income per share	459	473
Diluted net income per share	$2.71	$2.66
Shares used to compute diluted net income per share	460	475

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 3, 2023	March 4, 2022
	Increase/(Decrease)
Net income	$1,247	$1,266
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	7	(14)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(9)	23
Reclassification adjustment for realized gains / losses on derivative instruments	(16)	(15)
Net increase (decrease) from derivatives designated as hedging instruments	(25)	8
Foreign currency translation adjustments	4	(34)
Other comprehensive income (loss), net of taxes	(14)	(40)
Total comprehensive income, net of taxes	$1,233	$1,226

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 3, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	1,247	—	—	—	1,247
Other comprehensive income (loss), net of taxes	—	—	—	—	(14)	—	—	(14)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(131)	—	2	36	(95)
Repurchases of common stock	—	—	—	—	—	(5)	(1,400)	(1,400)
Stock-based compensation	—	—	416	—	—	—	—	416
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at March 3, 2023	601	$—	$10,284	$29,435	$(307)	(142)	$(25,206)	$14,206

	Three Months Ended March 4, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	1,266	—	—	—	1,266
Other comprehensive income (loss), net of taxes	—	—	—	—	(40)	—	—	(40)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(210)	—	1	35	(175)
Repurchases of common stock	—	—	—	—	—	(4)	(2,400)	(2,400)
Stock-based compensation	—	—	322	—	—	—	—	322
Value of shares in deferred compensation plan	—	—	—	—	—	—	5	5
Balances at March 4, 2022	601	$—	$8,750	$24,961	$(177)	(129)	$(19,759)	$13,775

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 3, 2023	March 4, 2022
Cash flows from operating activities:
Net income	$1,247	$1,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	212	213
Stock-based compensation	416	322
Reduction of operating lease right-of-use assets	21	22
Deferred income taxes	(49)	129
Unrealized losses (gains) on investments, net	3	17
Other non-cash items	(5)	2
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	269	191
Prepaid expenses and other assets	(258)	(187)
Trade payables	(55)	6
Accrued expenses and other liabilities	(323)	(389)
Income taxes payable	152	36
Deferred revenue	63	141
Net cash provided by operating activities	1,693	1,769
Cash flows from investing activities:
Purchases of short-term investments	—	(288)
Maturities of short-term investments	254	208
Proceeds from sales of short-term investments	33	54
Acquisitions, net of cash acquired	—	(106)
Purchases of property and equipment	(101)	(100)
Purchases of long-term investments, intangibles and other assets	(30)	(28)
Net cash provided by (used for) investing activities	156	(260)
Cash flows from financing activities:
Repurchases of common stock	(1,400)	(2,400)
Proceeds from re-issuance of treasury stock	69	91
Taxes paid related to net share settlement of equity awards	(164)	(266)
Repayment of debt	(500)	—
Other financing activities, net	(19)	(29)
Net cash used for financing activities	(2,014)	(2,604)
Effect of foreign currency exchange rates on cash and cash equivalents	1	(10)
Net change in cash and cash equivalents	(164)	(1,105)
Cash and cash equivalents at beginning of period	4,236	3,844
Cash and cash equivalents at end of period	$4,072	$2,739
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$214	$59
Cash paid for interest	$55	$50

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 2, 2022 on file with the SEC (our “Annual Report”).
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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 3, 2023 that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended March 3, 2023
Revenue	$3,395	$1,176	$84	$4,655
Cost of revenue	142	404	22	568
Gross profit	$3,253	$772	$62	$4,087
Gross profit as a percentage of revenue	96%	66%	74%	88%
Three months ended March 4, 2022
Revenue	$3,110	$1,057	$95	$4,262
Cost of revenue	134	352	26	512
Gross profit	$2,976	$705	$69	$3,750
Gross profit as a percentage of revenue	96%	67%	73%	88%

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by geographic area for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(in millions)	2023	2022
Americas	$2,779	$2,446
EMEA	1,173	1,136
APAC	703	680
Total	$4,655	$4,262
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(in millions)	2023	2022
Creative Cloud	$2,761	$2,548
Document Cloud	634	562
Total Digital Media revenue	$3,395	$3,110
Subscription revenue by segment for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(in millions)	2023	2022
Digital Media	$3,301	$2,995
Digital Experience	1,042	932
Publishing and Advertising	30	31
Total subscription revenue	$4,373	$3,958
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of March 3, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $1.80 billion, inclusive of unbilled receivables of $101 million. As of December 2, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $93 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $17 million and $23 million as of March 3, 2023 and December 2, 2022, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended March 3, 2023. Contract assets were $82 million and $97 million as of March 3, 2023 and December 2, 2022, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of March 3, 2023, the balance of deferred revenue was $5.48 billion, which includes $79 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of December 2, 2022, the balance of deferred revenue was $5.41 billion. During the three months ended March 3, 2023, approximately $2.31 billion of revenue was recognized that was included in the balance of deferred revenue as of December 2, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 3, 2023, remaining performance obligations were approximately $15.21 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 73% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $656 million and $629 million as of March 3, 2023 and December 2, 2022, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $103 million and $106 million as of March 3, 2023 and December 2, 2022, respectively.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of March 3, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$607	$—	$—	$607
Cash equivalents:
Money market funds	3,440	—	—	3,440
Time deposits	25	—	—	25
Total cash equivalents	3,465	—	—	3,465
Total cash and cash equivalents	4,072	—	—	4,072
Short-term fixed income securities:
Asset-backed securities	65	—	(1)	64
Corporate debt securities	1,073	—	(17)	1,056
Municipal securities	19	—	—	19
U.S. agency securities	36	—	(1)	35
U.S. Treasury securities	422	—	(15)	407
Total short-term investments	1,615	—	(34)	1,581
Total cash, cash equivalents and short-term investments	$5,687	$—	$(34)	$5,653
Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$657	$—	$—	$657
Cash equivalents:
Corporate debt securities	39	—	—	39
Money market funds	3,479	—	—	3,479
Time deposits	61	—	—	61
Total cash equivalents	3,579	—	—	3,579
Total cash and cash equivalents	4,236	—	—	4,236
Short-term fixed income securities:
Asset-backed securities	98	—	(1)	97
Corporate debt securities	1,290	—	(24)	1,266
Foreign government securities	5	—	—	5
Municipal securities	24	—	—	24
U.S. agency securities	34	—	—	34
U.S. Treasury securities	450	—	(16)	434
Total short-term investments	1,901	—	(41)	1,860
Total cash, cash equivalents and short-term investments	$6,137	$—	$(41)	$6,096

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of March 3, 2023:

(in millions)	Estimated Fair Value
Due within one year	$906
Due between one and two years	528
Due between two and three years	145
Due after three years	2
Total	$1,581

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended March 3, 2023 and March 4, 2022, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at March 3, 2023 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$3,440	$3,440	$—	$—
Time deposits	25	25	—	—
Short-term investments:
Asset-backed securities	64	—	64	—
Corporate debt securities	1,056	—	1,056	—
Municipal securities	19	—	19	—
U.S. agency securities	35	—	35	—
U.S. Treasury securities	407	—	407	—
Prepaid expenses and other current assets:
Foreign currency derivatives	46	—	46	—
Other assets:
Deferred compensation plan assets	186	186	—	—
Total assets	$5,278	$3,651	$1,627	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$7	$—	$7	$—

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.33 billion as of March 3, 2023, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts and forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 12 months.
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
As of March 3, 2023, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $15 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our foreign exchange forward contracts, of which $1 million of losses are expected to be recognized into operating expenses within the next 12 months, and net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets. The fair value of derivative instruments as of March 3, 2023 and December 2, 2022 were as follows:

(in millions)	2023		2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$41	$—	$36	$—
Foreign exchange forward contracts	—	1	—	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	5	6	15	8
Total derivatives	$46	$7	$51	$15

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended March 3, 2023 and March 4, 2022 were primarily associated with our foreign exchange option contracts. For the three months ended March 3, 2023 and March 4, 2022, we recognized $13 million of net losses and $23 million of net gains, respectively, in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts.
The effects of derivative instruments on our condensed consolidated statements of income for the three months ended March 3, 2023 and March 4, 2022 were primarily associated with foreign exchange option contracts. For the three months ended March 3, 2023 and March 4, 2022, we reclassified $18 million and $16 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of March 3, 2023 and December 2, 2022 was $12.79 billion for both periods presented.
Other intangible assets subject to amortization as of March 3, 2023 and December 2, 2022 were as follows:

(in millions)	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,203	$(526)	$677	$1,204	$(495)	$709
Purchased technology	1,060	(583)	477	1,060	(530)	530
Trademarks	376	(183)	193	375	(172)	203
Other	20	(13)	7	61	(54)	7
Other intangibles, net	$2,659	$(1,305)	$1,354	$2,700	$(1,251)	$1,449
Amortization expense related to other intangibles was $96 million and $101 million for the three months ended March 3, 2023 and March 4, 2022, respectively. Of these amounts, $54 million and $59 million were included in cost of revenue for the three months ended March 3, 2023 and March 4, 2022, respectively.
As of March 3, 2023, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2023	$281
2024	331
2025	295
2026	142
2027	104
Thereafter	182
Total expected amortization expense	$1,335
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of March 3, 2023 and December 2, 2022 consisted of the following:

(in millions)	2023	2022
Accrued compensation and benefits	$525	$485
Accrued bonuses	158	489
Accrued corporate marketing	134	154
Taxes payable	111	117
Refund liabilities	103	106
Other	438	439
Accrued expenses	$1,469	$1,790
Other primarily includes general corporate accruals for local and regional expenses, derivative collateral liabilities, accrued hosting fees and royalties payable.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended March 3, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	7.4	$449.94
Awarded	4.1	$360.54
Released	(1.2)	$445.73
Forfeited	(0.1)	$461.85
Ending outstanding balance	10.2	$413.87	$3,506

Expected to vest	9.0	$414.72	$3,081
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 3, 2023 of $344.04.
The total fair value of restricted stock units vested during the three months ended March 3, 2023 was $423 million.
Performance Shares
In the first quarter of fiscal 2023, the Executive Compensation Committee of our Board of Directors (the “ECC”) approved the 2023 Performance Share Program, the terms of which are similar to the 2022 Performance Share Program that is still outstanding. For information regarding our outstanding Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 2, 2022.
As of March 3, 2023, the shares awarded under our 2023, 2022 and 2021 Performance Share Programs remained outstanding and were yet to be earned. For information regarding our outstanding 2022 and 2021 Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 2, 2022.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the three months ended March 3, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value(1) (in millions)
Beginning outstanding balance	0.4	$495.23
Awarded	0.2	$437.52
Released	(0.1)	$498.74
Forfeited	—	$497.45
Ending outstanding balance	0.5	$466.29	$169

Expected to vest	0.4	$466.54	$143
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 3, 2023 of $344.04.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the three months ended March 3, 2023 resulted from 63% achievement of target for the 2020 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2023.
The total fair value of performance shares vested during the three months ended March 3, 2023 was $39 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.2 million shares at an average price of $286.05 and 0.2 million shares at an average price of $393.30 for the three months ended March 3, 2023 and March 4, 2022, respectively. The intrinsic value of shares purchased during the three months ended March 3, 2023 and March 4, 2022 was $12 million and $40 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of March 3, 2023, there was $3.85 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.68 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(in millions)	2023	2022
Cost of revenue	$29	$21
Research and development	209	161
Sales and marketing	122	93
General and administrative	56	47
Total	$416	$322

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 2, 2022	Increase / Decrease	Reclassification Adjustments		March 3, 2023
Net unrealized gains / losses on available-for-sale securities	$(41)	$7	$—	(1)	$(34)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	17	(9)	(16)	(2)	(8)
Cumulative foreign currency translation adjustments	(269)	4	—		(265)
Total accumulated other comprehensive income (loss), net of taxes	$(293)	$2	$(16)		$(307)
_________________________________________
(1)Reclassification adjustments for gains / losses on available-for-sale securities are classified in other income (expense), net.
(2)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three months ended March 3, 2023 and March 4, 2022 were immaterial.
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
During the three months ended March 3, 2023 and March 4, 2022, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments of $1.4 billion and $2.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the financial institution, with the method of settlement at our election.
We also enter into structured stock repurchase agreements in which financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.
During the three months ended March 3, 2023, we repurchased a total of 5.0 million shares, including approximately 1.8 million shares at an average price of $330.52 through a structured repurchase agreement entered into during fiscal 2022, as well as 3.2 million shares from the initial delivery of the ASR entered into during the three months ended March 3, 2023. During the three months ended March 4, 2022, we repurchased a total of 3.8 million shares, including approximately 0.6 million shares at an average price of $635.15 through a structured repurchase agreement entered into during fiscal 2021, as well as 3.2 million shares from the initial delivery of the ASR entered into during the three months ended March 4, 2022.
For the three months ended March 3, 2023, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by March 3, 2023 were excluded from the computation of net income per share. As of March 3, 2023, a portion of the $1.4 billion prepayment under our outstanding ASR was evaluated as an unsettled forward contract indexed to our own

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
stock, classified within stockholders’ equity. Subsequent to March 3, 2023, the outstanding ASR was settled which resulted in total repurchases of 4.0 million shares at an average purchase price of $348.46.
Subsequent to March 3, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $4.15 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 3, 2023 and March 4, 2022:

(in millions, except per share data)	2023	2022
Net income	$1,247	$1,266

Shares used to compute basic net income per share	459.0	472.6
Dilutive potential common shares from stock plans and programs	0.5	2.8
Shares used to compute diluted net income per share	459.5	475.4

Basic net income per share	$2.72	$2.68
Diluted net income per share	$2.71	$2.66

Anti-dilutive potential common shares	6.2	0.9
NOTE 13.  COMMITMENTS AND CONTINGENCIES
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
NOTE 14.  DEBT
The carrying value of our borrowings as of March 3, 2023 and December 2, 2022 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2023	2022
1.70% 2023 Notes	February 2020	February 2023	1.92%	$—	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$3,650	$4,150
Current portion of debt, at par				—	(500)
Unamortized discount and debt issuance costs				(20)	(21)
Carrying value of long-term debt				$3,630	$3,629

Carrying value of current debt, net of unamortized discount and debt issuance costs				$—	$500

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
During the first quarter of fiscal 2023, the $500 million of senior notes due February 1, 2023 became due and were repaid.
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
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price for our acquisition of Figma and the related fees and expenses incurred in connection with the acquisition. The Term Loan is available for funding in a single drawing upon the closing of the Figma acquisition at any time prior to March 15, 2024. The Term Loan will mature two years following the initial funding date and requires no scheduled principal amortization payments prior to maturity. The Term Loan may be prepaid and terminated at our election at any time without premium or penalty. At our election, the Term Loan will bear interest at either (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR, plus a margin, or (iii) base rate, plus a margin. Base rate is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR and adjusted daily SOFR loans is based on our debt ratings, and ranges from 0.750% to 1.250%. The margin for base rate loans is based on our debt ratings, and ranges from 0.000% to 0.250%. In addition, commitment fees determined according to our debt ratings are payable quarterly in an amount ranging from 0.040% to 0.100% per annum until the funding of the Term Loan.
The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement. As of March 3, 2023, there were no outstanding borrowings under the Term Loan.
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement entered into in October 2018 (the “Prior Revolving Credit Agreement”). The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) term SOFR, plus a margin, (ii) adjusted daily SOFR, plus a margin, (iii) alternative currency rate, plus a margin, or (iv) base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR, adjusted daily SOFR and alternative currency rate loans is based on our debt ratings, and ranges from 0.460% to 0.900%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.040% to 0.100% per annum. We are permitted to permanently reduce the aggregate commitment under

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of March 3, 2023, there were no outstanding borrowings under this Revolving Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue, revenue growth and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2022, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2023, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by the ongoing shift towards a digital-first world. As we execute on our long-term growth initiatives, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express that make creative tools accessible to first-time creators and communicators, and delivering new features and technologies to existing customers with our latest releases such as share for review. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat, Adobe Acrobat Sign and Adobe Scan. Adobe Acrobat is offered both through subscription and perpetual licenses, and is also included in our Creative Cloud all apps subscription offering.
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
Creative ARR exiting the first quarter of fiscal 2023 was $11.28 billion, up from $10.98 billion at the end of fiscal 2022. Document Cloud ARR exiting the first quarter of fiscal 2023 was $2.39 billion, up from $2.28 billion at the end of fiscal 2022. Total Digital Media ARR grew to $13.67 billion at the end of the first quarter of fiscal 2023, up from $13.26 billion at the end of fiscal 2022.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2023 was $2.76 billion, up from $2.55 billion in the first quarter of fiscal 2022, representing 8% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2023 was $634 million, up from $562 million in the first quarter of fiscal 2022, representing 13% year-over-year growth. Total Digital Media segment revenue grew to $3.40 billion in the first quarter of fiscal 2023, up from $3.11 billion in the first quarter of fiscal 2022, representing 9% year-over-year growth driven by strong net new user growth.

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
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and activation. Our solutions, including Adobe Analytics, Adobe Experience Platform, Customer Journey Analytics, Adobe Audience Manager and our Real-time Customer Data Platform, deliver robust customer profiles and AI-powered analytics across the customer journey to provide timely, relevant experiences across platforms.
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
•Marketing planning and workflow. We offer Adobe Workfront, a work management platform directed toward marketers to orchestrate campaign workflows.
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
Digital Experience revenue was $1.18 billion in the first quarter of fiscal 2023, up from $1.06 billion in the first quarter of fiscal 2022, representing 11% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $1.04 billion in the first quarter of fiscal 2023 from $932 million in the first quarter of fiscal 2022, representing 12% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, the COVID-19 pandemic and geopolitical pressures, including the unknown impacts of current and future trade regulations and the Russia-Ukraine war. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results. For example, foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022, and may continue to negatively impact our financial results for the remainder of fiscal 2023.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 3, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2022.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $13.67 billion as of March 3, 2023 increased by $410 million, or 3%, from $13.26 billion as of December 2, 2022. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended March 3, 2023 of $2.76 billion increased by $213 million, or 8%, compared to the year-ago period. Document Cloud revenue during the three months ended March 3, 2023 of $634 million increased by $72 million, or 13%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.18 billion during the three months ended March 3, 2023 increased by $119 million, or 11%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $15.21 billion as of March 3, 2023 remained relatively flat compared to December 2, 2022.
•Cost of revenue of $568 million during the three months ended March 3, 2023 increased by $56 million, or 11%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increases in hosting services and data center costs.
•Operating expenses of $2.50 billion during the three months ended March 3, 2023 increased by $331 million, or 15%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as professional fees including costs associated with our planned acquisition of Figma.
•Cash flows from operations of $1.69 billion during the three months ended March 3, 2023 decreased by $76 million, or 4%, compared to the year-ago period primarily due to higher cash payments for income taxes.

Revenue for the Three Months Ended March 3, 2023 and March 4, 2022

(dollars in millions)	Three Months
	2023	2022	% Change
Subscription	$4,373	$3,958	10%
Percentage of total revenue	94%	93%
Product	120	145	(17)%
Percentage of total revenue	3%	3%
Services and other	162	159	2%
Percentage of total revenue	3%	4%
Total revenue	$4,655	$4,262	9%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three months ended March 3, 2023 and March 4, 2022 is as follows:

(dollars in millions)	Three Months
	2023	2022	% Change
Digital Media	$3,301	$2,995	10%
Digital Experience	1,042	932	12%
Publishing and Advertising	30	31	(3)%
Total subscription revenue	$4,373	$3,958	10%
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

Segment Information

(dollars in millions)	Three Months
	2023	2022	% Change
Digital Media	$3,395	$3,110	9%
Percentage of total revenue	73%	73%
Digital Experience	1,176	1,057	11%
Percentage of total revenue	25%	25%
Publishing and Advertising	84	95	(12)%
Percentage of total revenue	2%	2%
Total revenue	$4,655	$4,262	9%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 3, 2023 and March 4, 2022 were as follows:

(dollars in millions)	Three Months
	2023	2022	% Change
Creative Cloud	$2,761	$2,548	8%
Document Cloud	634	562	13%
Total Digital Media revenue	$3,395	$3,110	9%
Revenue from Digital Media increased $285 million during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong customer acquisition and engagement, partially offset by the impact of foreign currency exchange rate fluctuations.
Digital Experience
Revenue from Digital Experience increased $119 million during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 primarily due to net new additions across our subscription offerings and strong demand for services, partially offset by the impact of foreign currency exchange rate fluctuations.
Geographical Information

(dollars in millions)	Three Months
	2023	2022	% Change
Americas	$2,779	$2,446	14%
Percentage of total revenue	60%	57%
EMEA	1,173	1,136	3%
Percentage of total revenue	25%	27%
APAC	703	680	3%
Percentage of total revenue	15%	16%
Total revenue	$4,655	$4,262	9%

Overall revenue during the three months ended March 3, 2023 increased in all geographic regions as compared to the three months ended March 4, 2022 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three months ended March 3, 2023 as compared to the year-ago period, the U.S. Dollar strengthened against foreign currencies, including the Euro, Japanese Yen and British Pound, which decreased revenue in U.S. Dollar equivalents by $169 million. For the three months ended March 3, 2023, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $21 million.

Cost of Revenue for the Three Months Ended March 3, 2023 and March 4, 2022

(dollars in millions)	Three Months
	2023	2022	% Change
Subscription	$434	$393	10%
Percentage of total revenue	9%	9%
Product	8	10	(20)%
Percentage of total revenue	*	*
Services and other	126	109	16%
Percentage of total revenue	3%	3%
Total cost of revenue	$568	$512	11%
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
Cost of subscription revenue increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 due to the following:

Components of % Change
Hosting services and data center costs	7%
Incentive compensation, cash and stock-based	2
Base compensation and related benefits	1
Total change	10%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 primarily due to increases in compensation costs.

Operating Expenses for the Three Months Ended March 3, 2023 and March 4, 2022

(dollars in millions)	Three Months
	2023	2022	% Change
Research and development	$827	$701	18%
Percentage of total revenue	18%	16%
Sales and marketing	1,301	1,158	12%
Percentage of total revenue	28%	27%
General and administrative	331	269	23%
Percentage of total revenue	7%	6%
Amortization of intangibles	42	42	—%
Percentage of total revenue	1%	1%
Total operating expenses	$2,501	$2,170	15%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 due to the following:

Components of % Change
Incentive compensation, cash and stock-based	9%
Base compensation and related benefits	7
Various individually insignificant items	2
Total change	18%
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
Sales and marketing expenses increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 due to the following:

Components of % Change
Base compensation and related benefits	4%
Incentive compensation, cash and stock-based	4
Professional and consulting fees	2
Various individually insignificant items	2
Total change	12%
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
General and administrative expenses increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 due to the following:

Components of % Change
Professional and consulting fees	15%
Base compensation and related benefits	7
Incentive compensation, cash and stock-based	3
Events	3
Bad debt expense	(3)
Various individually insignificant items	(2)
Total change	23%
Professional and consulting fees increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 primarily due to incurred transaction costs associated with our planned acquisition of Figma.
Non-Operating Income (Expense), Net for the Three Months Ended March 3, 2023 and March 4, 2022

(dollars in millions)	Three Months
	2023	2022	% Change
Interest expense	$(32)	$(28)	14%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	1	(9)	**
Percentage of total revenue	*	*
Other income (expense), net	43	—	**
Percentage of total revenue	1%	*
Total non-operating income (expense), net	$12	$(37)	**
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
Other income (expense), net increased during the three months ended March 3, 2023 as compared to the three months ended March 4, 2022 primarily due to increases in interest income driven by higher average interest rates.

Provision for Income Taxes for the Three Months Ended March 3, 2023 and March 4, 2022

(dollars in millions)	Three Months
	2023	2022	% Change
Provision for income taxes	$351	$277	27%
Percentage of total revenue	8%	6%
Effective tax rate	22%	18%
Our effective tax rate increased by approximately four percentage points primarily due to a net tax expense related to stock-based compensation recorded during the three months ended March 3, 2023, as compared to a net tax benefit related to stock-based compensation recorded during the three months ended March 4, 2022.
Our effective tax rate for the three months ended March 3, 2023 was higher than the U.S. federal statutory tax rate of 21% primarily due to a net tax expense related to stock-based compensation and state taxes, partially offset by the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $418 million as of March 3, 2023, primarily related to certain state credits.
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
Beginning in 2023, under the provisions introduced by the U.S. Tax Act, we are required to capitalize and amortize research and development costs. If the rule is not modified, there will continue to be an adverse impact on our effective rates for income taxes paid, which is partially offset by a benefit to our effective tax rates from the increase in the foreign-derived intangible income deduction, in fiscal 2023 and beyond.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $330 million and $298 million as of March 3, 2023 and March 4, 2022, respectively. If the total unrecognized tax benefits as of March 3, 2023 and March 4, 2022 were recognized, $214 million and $203 million would decrease the respective effective tax rates.
As of March 3, 2023 and March 4, 2022, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $19 million and $22 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $15 million over the next 12 months.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 3, 2023	December 2, 2022
Cash and cash equivalents	$4,072	$4,236
Short-term investments	$1,581	$1,860
Working capital	$905	$868
Stockholders’ equity	$14,206	$14,051
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 3, 2023	March 4, 2022
Net cash provided by operating activities	$1,693	$1,769
Net cash provided by (used for) investing activities	156	(260)
Net cash used for financing activities	(2,014)	(2,604)
Effect of foreign currency exchange rates on cash and cash equivalents	1	(10)
Net change in cash and cash equivalents	$(164)	$(1,105)
Our primary source of cash is receipts from revenue. Our primary uses of cash are our stock repurchase program as described below and general business expenses including payroll, income taxes, marketing and third-party hosting services. Other sources of cash include proceeds from maturing short-term investments. Other uses of cash include repayment of maturing senior notes, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.69 billion for the three months ended March 3, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items and changes in operating assets and liabilities. The primary working capital uses of cash were the payment of accrued bonuses, partially offset by increases in deferred revenue driven by Digital Media and Digital Experience offerings.
Cash Flows from Investing Activities
Net cash provided by investing activities of $156 million for the three months ended March 3, 2023 was primarily due to maturities of short-term investments during the quarter partially offset by ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.01 billion for the three months ended March 3, 2023 was primarily due to payments for our common stock repurchases, the repayment of our 2023 Notes and taxes paid related to the net share settlement of equity awards. The above uses of cash were offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.

Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2023 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in the section titled “Risk Factors” in titled Part II, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available revolving credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months.
Our cash equivalent and short-term investment portfolio as of March 3, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and is expected to close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022. We expect to finance the cash portion of the consideration using cash on hand and debt instruments. While the transaction is pending, at a minimum we expect to maintain share repurchases sufficient to offset the dilution of equity issuances to our employees.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw credit agreement, providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price and related fees for our acquisition of Figma. The Term Loan is available for funding in a single drawing upon the closing of the Figma acquisition at any time prior to March 15, 2024 and will mature two years following the initial funding date. As of March 3, 2023, there were no outstanding borrowings under the Term Loan.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of March 3, 2023, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $3.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of March 3, 2023, the carrying value of our senior notes was $3.63 billion and our maximum commitment for interest payments was $366 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
Contractual Obligations
Our principal commitments as of March 3, 2023 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the three months ended March 3, 2023.

Other
Beginning in 2023, under the provisions introduced by the U.S. Tax Act, we are required to capitalize and amortize research and development costs. If the rule is not modified, there will continue to be an adverse impact on our effective rates for income taxes paid, which is partially offset by a benefit from the increase in the foreign-derived intangible income deduction, in fiscal 2023 and beyond.
The Inflation Reduction Act enacted in 2022 introduced new provisions including a corporate book minimum tax effective for us beginning in fiscal 2024 and an excise tax on net stock repurchases made after December 31, 2022. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows.
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
During the three months ended March 3, 2023, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $1.4 billion and received an initial delivery of 3.2 million shares of our common stock. Subsequent to March 3, 2023, the ASR was settled, which resulted in total repurchases of 4.0 million shares at an average purchase price of $348.46.
During the three months ended March 3, 2023, we repurchased a total of 5.0 million shares, including approximately 1.8 million shares at an average price of $330.52 through a structured repurchase agreement entered into during fiscal 2022, as well as 3.2 million shares from the initial delivery of the ASR.
Subsequent to March 3, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $4.15 billion remains under our December 2020 authority.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 3, 2023, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 3, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 3, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
•inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent or impose conditions on such acquisitions;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions and increased global scrutiny of or restrictions on foreign investments. For example, a number of countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.
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
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings, including our recent announcement of Adobe Firefly. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we decide to expand generative AI into all our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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
As a global business that generates approximately 40% of our total revenue from sales to customers outside of the Americas, we are subject to a number of risks, including:
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
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including the COVID-19 pandemic.
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
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe and the Personal Information Protection Law (“PIPL”) in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes, create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information) and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Perception of our practices, products or services, even if unfounded, as a violation of individual privacy or data protection rights subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, how the principles are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, could retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls.
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
Our operating results are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, economic sanctions and emerging market volatility, and associated uncertainty have caused, and may in the future cause currencies to fluctuate. We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our hedging program and make adjustments that we believe are appropriate. Our hedging activities have not and may not in the future offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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
We have issued $3.65 billion of notes in debt offerings and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $3.65 billion in senior unsecured notes outstanding. We also have a $1.5 billion senior unsecured revolving credit agreement and a $3.5 billion delayed draw term loan agreement (together, “Credit Agreements”), both of which are currently undrawn. This debt may adversely affect our financial condition and future financial results by, among other things:
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
Our senior unsecured notes and our Credit Agreements impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our Credit Agreements could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of March 3, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of inflationary pressures and rising interest rates or as a result of other geopolitical pressures, such as the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 3, 2023, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and we can provide no assurance that our investment portfolio will remain materially unimpaired.
General Risk Factors
Catastrophic events, including global pandemics such as the COVID-19 pandemic, may disrupt our business and adversely affect our financial condition and results of operations.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from providing our products and services or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products and services. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.
The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our customers are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that an epidemic or pandemic harms our business and results of operations, many of the other risks described in this Part II, Item 1A of this report may be heightened.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, fluctuations in foreign currency exchange rates or a recession, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in countries where we do business slows, customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, more extended sales cycles, slower adoption of new technologies and increased price competition. Among our customers are government entities, including the U.S. federal government, and our revenue could decline if spending cuts impact the government’s ability to purchase our products and services. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition. A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and derivative programs. Furthermore, if our customers are negatively impacted by these disruptions, such as being unable to access their existing cash to fulfill their payment obligations to us, our business may be negatively impacted. The occurrence of any of these events could harm our business, financial condition and results of operations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 3, 2023. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$7,133
December 3, 2022—December 30, 2022
Accelerated share repurchase	3.2	$—	3.2	$(1,400)	(2)
Other shares repurchased	1.8	$330.52	1.8	$(583)
December 31, 2022—January 27, 2023
Shares repurchased	—	$—	—	$—
January 28, 2023—March 3, 2023
Shares repurchased	—	$—	—	$—

Total	5.0		5.0	$5,150
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In December 2022, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.4 billion and received an initial delivery of 3.2 million shares of our common stock. Subsequent to March 3, 2023, the accelerated share repurchase agreement was settled, which resulted in total repurchases of 4.0 million shares at an average purchase price of $348.46.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

10.1	Term Loan Credit Agreement, dated as of January 19, 2023, among Adobe Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	1/19/23	10.1	000-15175

10.2	2023 Performance Share Program pursuant to 2019 Equity Incentive Plan*	8-K	1/26/23	10.2	000-15175

10.3	Form of 2023 Performance Share Award Grant Notice and Award Agreement pursuant to 2023 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/26/23	10.3	000-15175

10.4	2022 Performance Share Program, as amended and restated*	8-K	1/26/23	10.4	000-15175

10.5	2023 Executive Annual Incentive Plan*	8-K	1/26/23	10.5	000-15175

10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 24, 2023)*					X

10.7	Form of Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 29, 2023

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat Scan
Acrobat Sign
Adobe
Adobe Analytics
Adobe Audience Manager
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Journey Optimizer
Marketo
Workfront

All other trademarks are the property of their respective owners.