Form 10-Q
period 2023-06-02
ADOBE INC.
filed 2023-06-28
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 23, 2023, 455.8 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 2, 2023	December 2, 2022
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$5,456	$4,236
Short-term investments	1,145	1,860
Trade receivables, net of allowances for doubtful accounts of $17 and $23, respectively	1,685	2,065
Prepaid expenses and other current assets	988	835
Total current assets	9,274	8,996
Property and equipment, net	2,032	1,908
Operating lease right-of-use assets, net	389	407
Goodwill	12,796	12,787
Other intangibles, net	1,258	1,449
Deferred income taxes	964	777
Other assets	1,125	841
Total assets	$27,838	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$346	$379
Accrued expenses	1,786	1,790
Debt	—	500
Deferred revenue	5,265	5,297
Income taxes payable	548	75
Operating lease liabilities	74	87
Total current liabilities	8,019	8,128
Long-term liabilities:
Debt	3,631	3,629
Deferred revenue	116	117
Income taxes payable	479	530
Operating lease liabilities	408	417
Other liabilities	347	293
Total liabilities	13,000	13,114
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 456 and 462 shares outstanding, respectively	—	—
Additional paid-in-capital	10,717	9,868
Retained earnings	30,609	28,319
Accumulated other comprehensive income (loss)	(297)	(293)
Treasury stock, at cost (145 and 139 shares, respectively)	(26,191)	(23,843)
Total stockholders’ equity	14,838	14,051
Total liabilities and stockholders’ equity	$27,838	$27,165
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2, 2023	June 3, 2022	June 2, 2023	June 3, 2022
Revenue:
Subscription	$4,517	$4,070	$8,890	$8,028
Product	130	146	250	291
Services and other	169	170	331	329
Total revenue	4,816	4,386	9,471	8,648
Cost of revenue:
Subscription	436	410	870	803
Product	8	9	16	19
Services and other	128	120	254	229
Total cost of revenue	572	539	1,140	1,051
Gross profit	4,244	3,847	8,331	7,597
Operating expenses:
Research and development	876	738	1,703	1,439
Sales and marketing	1,345	1,247	2,646	2,405
General and administrative	357	291	688	560
Amortization of intangibles	42	42	84	84
Total operating expenses	2,620	2,318	5,121	4,488
Operating income	1,624	1,529	3,210	3,109
Non-operating income (expense):
Interest expense	(26)	(28)	(58)	(56)
Investment gains (losses), net	5	(8)	6	(17)
Other income (expense), net	47	(1)	90	(1)
Total non-operating income (expense), net	26	(37)	38	(74)
Income before income taxes	1,650	1,492	3,248	3,035
Provision for income taxes	355	314	706	591
Net income	$1,295	$1,178	$2,542	$2,444
Basic net income per share	$2.83	$2.50	$5.55	$5.17
Shares used to compute basic net income per share	458	472	458	472
Diluted net income per share	$2.82	$2.49	$5.54	$5.15
Shares used to compute diluted net income per share	459	473	459	474

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2, 2023	June 3, 2022	June 2, 2023	June 3, 2022
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,295	$1,178	$2,542	$2,444
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	6	(15)	14	(29)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	5	—	5	—
Net increase (decrease) from available-for-sale securities	11	(15)	19	(29)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	—	63	(9)	86
Reclassification adjustment for realized gains / losses on derivative instruments	(7)	(28)	(24)	(43)
Net increase (decrease) from derivatives designated as hedging instruments	(7)	35	(33)	43
Foreign currency translation adjustments	6	(38)	10	(72)
Other comprehensive income (loss), net of taxes	10	(18)	(4)	(58)
Total comprehensive income, net of taxes	$1,305	$1,160	$2,538	$2,386

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 3, 2023	601	$—	$10,284	$29,435	$(307)	(142)	$(25,206)	$14,206
Net income	—	—	—	1,295	—	—	—	1,295
Other comprehensive income (loss), net of taxes	—	—	—	—	10	—	—	10
Re-issuance of treasury stock under stock compensation plans	—	—	—	(121)	—	—	19	(102)
Repurchases of common stock	—	—	—	—	—	(3)	(1,004)	(1,004)
Stock-based compensation	—	—	433	—	—	—	—	433
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838

	Three Months Ended June 3, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 4, 2022	601	$—	$8,750	$24,961	$(177)	(129)	$(19,759)	$13,775
Net income	—	—	—	1,178	—	—	—	1,178
Other comprehensive income (loss), net of taxes	—	—	—	—	(18)	—	—	(18)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(117)	—	1	16	(101)
Repurchases of common stock	—	—	—	—	—	(2)	(1,200)	(1,200)
Stock-based compensation	—	—	352	—	—	—	—	352
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended June 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	2,542	—	—	—	2,542
Other comprehensive income (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(252)	—	2	55	(197)
Repurchases of common stock	—	—	—	—	—	(8)	(2,404)	(2,404)
Stock-based compensation	—	—	849	—	—	—	—	849
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838

	Six Months Ended June 3, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	2,444	—	—	—	2,444
Other comprehensive income (loss), net of taxes	—	—	—	—	(58)	—	—	(58)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(327)	—	2	51	(276)
Repurchases of common stock	—	—	—	—	—	(6)	(3,600)	(3,600)
Stock-based compensation	—	—	674	—	—	—	—	674
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 2, 2023	June 3, 2022
Cash flows from operating activities:
Net income	$2,542	$2,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	432	425
Stock-based compensation	849	674
Reduction of operating lease right-of-use assets	36	42
Deferred income taxes	(168)	197
Unrealized losses (gains) on investments, net	(2)	27
Other non-cash items	(3)	2
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	385	287
Prepaid expenses and other assets	(562)	(140)
Trade payables	(29)	60
Accrued expenses and other liabilities	(36)	(187)
Income taxes payable	421	(20)
Deferred revenue	(33)	(2)
Net cash provided by operating activities	3,832	3,809
Cash flows from investing activities:
Purchases of short-term investments	—	(524)
Maturities of short-term investments	538	349
Proceeds from sales of short-term investments	195	159
Acquisitions, net of cash acquired	—	(126)
Purchases of property and equipment	(222)	(226)
Purchases of long-term investments, intangibles and other assets	(34)	(30)
Proceeds from sale of long-term investments and other assets	1	—
Net cash provided by (used for) investing activities	478	(398)
Cash flows from financing activities:
Repurchases of common stock	(2,400)	(3,600)
Proceeds from re-issuance of treasury stock	70	91
Taxes paid related to net share settlement of equity awards	(267)	(367)
Repayment of debt	(500)	—
Other financing activities, net	3	22
Net cash used for financing activities	(3,094)	(3,854)
Effect of foreign currency exchange rates on cash and cash equivalents	4	(36)
Net change in cash and cash equivalents	1,220	(479)
Cash and cash equivalents at beginning of period	4,236	3,844
Cash and cash equivalents at end of period	$5,456	$3,365
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$435	$260
Cash paid for interest	$56	$50

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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 2, 2023 that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended June 2, 2023 and June 3, 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended June 2, 2023
Revenue	$3,511	$1,222	$83	$4,816
Cost of revenue	152	399	21	572
Gross profit	$3,359	$823	$62	$4,244
Gross profit as a percentage of revenue	96%	67%	75%	88%
Three months ended June 3, 2022
Revenue	$3,200	$1,095	$91	$4,386
Cost of revenue	141	374	24	539
Gross profit	$3,059	$721	$67	$3,847
Gross profit as a percentage of revenue	96%	66%	74%	88%

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Our segment results for the six months ended June 2, 2023 and June 3, 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Six months ended June 2, 2023
Revenue	$6,906	$2,398	$167	$9,471
Cost of revenue	294	803	43	1,140
Gross profit	$6,612	$1,595	$124	$8,331
Gross profit as a percentage of revenue	96%	67%	74%	88%
Six months ended June 3, 2022
Revenue	$6,310	$2,152	$186	$8,648
Cost of revenue	275	726	50	1,051
Gross profit	$6,035	$1,426	$136	$7,597
Gross profit as a percentage of revenue	96%	66%	73%	88%
Revenue by geographic area for the three and six months ended June 2, 2023 and June 3, 2022 were as follows:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Americas	$2,879	$2,524	$5,658	$4,970
EMEA	1,213	1,157	2,386	2,293
APAC	724	705	1,427	1,385
Total	$4,816	$4,386	$9,471	$8,648
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended June 2, 2023 and June 3, 2022 were as follows:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Creative Cloud	$2,852	$2,605	$5,613	$5,153
Document Cloud	659	595	1,293	1,157
Total Digital Media revenue	$3,511	$3,200	$6,906	$6,310
Subscription revenue by segment for the three and six months ended June 2, 2023 and June 3, 2022 were as follows:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Digital Media	$3,418	$3,079	$6,719	$6,074
Digital Experience	1,070	961	2,112	1,893
Publishing and Advertising	29	30	59	61
Total subscription revenue	$4,517	$4,070	$8,890	$8,028
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of June 2, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $1.69 billion, inclusive of unbilled receivables of $101 million. As of December 2, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $93 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $17 million and $23 million as of June 2, 2023 and December 2, 2022, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended June 2, 2023. Contract assets were $119 million and $97 million as of June 2, 2023 and December 2, 2022, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of June 2, 2023, the balance of deferred revenue was $5.38 billion, which includes $52 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of December 2, 2022, the balance of deferred revenue was $5.41 billion. During the three and six months ended June 2, 2023, approximately $1.56 billion and $3.86 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 2, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 2, 2023, remaining performance obligations were approximately $15.22 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 72% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $668 million and $629 million as of June 2, 2023 and December 2, 2022, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $85 million and $106 million as of June 2, 2023 and December 2, 2022, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. The transaction is subject to regulatory approvals and customary closing conditions, and should close in 2023. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022.
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
Cash, cash equivalents and short-term investments consisted of the following as of June 2, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$638	$—	$—	$638
Cash equivalents:
Money market funds	4,794	—	—	4,794
Time deposits	24	—	—	24
Total cash equivalents	4,818	—	—	4,818
Total cash and cash equivalents	5,456	—	—	5,456
Short-term fixed income securities:
Asset-backed securities	42	—	(1)	41
Corporate debt securities	714	—	(10)	704
Municipal securities	11	—	—	11
U.S. agency securities	35	—	—	35
U.S. Treasury securities	365	—	(11)	354
Total short-term investments	1,167	—	(22)	1,145
Total cash, cash equivalents and short-term investments	$6,623	$—	$(22)	$6,601

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of June 2, 2023:

(in millions)	Estimated Fair Value
Due within one year	$708
Due between one and two years	371
Due between two and three years	63
Due after three years	3
Total	$1,145

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended June 2, 2023 and June 3, 2022, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at June 2, 2023 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$4,794	$4,794	$—	$—
Time deposits	24	24	—	—
Short-term investments:
Asset-backed securities	41	—	41	—
Corporate debt securities	704	—	704	—
Municipal securities	11	—	11	—
U.S. agency securities	35	—	35	—
U.S. Treasury securities	354	—	354	—
Prepaid expenses and other current assets:
Foreign currency derivatives	67	—	67	—
Other assets:
Deferred compensation plan assets	190	190	—	—
Total assets	$6,220	$5,008	$1,212	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$7	$—	$7	$—

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.38 billion as of June 2, 2023, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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
As of June 2, 2023, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $2 million of gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets. The fair value of derivative instruments as of June 2, 2023 and December 2, 2022 were as follows:

(in millions)	2023		2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$64	$—	$36	$—
Foreign exchange forward contracts	—	—	—	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	3	7	15	8
Total derivatives	$67	$7	$51	$15
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 2, 2023 and June 3, 2022 were primarily associated with our

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
foreign exchange option contracts. For the three months ended June 2, 2023, net losses recognized in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts were immaterial. For the six months ended June 2, 2023, we recognized $13 million of net losses in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts. For the three and six months ended June 3, 2022, we recognized $63 million and $86 million of net gains, respectively, in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts.
The effects of derivative instruments on our condensed consolidated statements of income for the three and six months ended June 2, 2023 and June 3, 2022 were primarily associated with foreign exchange option contracts. For the three and six months ended June 2, 2023, we reclassified $10 million and $31 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and six months ended June 3, 2022, we reclassified $33 million and $51 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of June 2, 2023 and December 2, 2022 was $12.80 billion and $12.79 billion, respectively. During the second quarter of fiscal 2023, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of June 2, 2023 and December 2, 2022 were as follows:

(in millions)	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,203	$(557)	$646	$1,204	$(495)	$709
Purchased technology	1,060	(636)	424	1,060	(530)	530
Trademarks	376	(194)	182	375	(172)	203
Other	20	(14)	6	61	(54)	7
Other intangibles, net	$2,659	$(1,401)	$1,258	$2,700	$(1,251)	$1,449
Amortization expense related to other intangibles was $96 million and $192 million for the three and six months ended June 2, 2023, respectively. Comparatively, amortization expense related to other intangibles was $101 million and $202 million for the three and six months ended June 3, 2022, respectively. Of these amounts, $54 million and $108 million were included in cost of revenue for the three and six months ended June 2, 2023, respectively, and $59 million and $118 million were included in cost of revenue for the three and six months ended June 3, 2022, respectively.
As of June 2, 2023, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2023	$185
2024	331
2025	295
2026	142
2027	104
Thereafter	182
Total expected amortization expense	$1,239
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of June 2, 2023 and December 2, 2022 consisted of the following:

(in millions)	2023	2022
Accrued compensation and benefits	$667	$485
Accrued bonuses	307	489
Accrued corporate marketing	120	154
Taxes payable	111	117
Refund liabilities	85	106
Other	496	439
Accrued expenses	$1,786	$1,790
Other primarily includes general business accruals, derivative collateral liabilities, accrued hosting fees and royalties payable.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended June 2, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	7.4	$449.94
Awarded	4.3	$360.17
Released	(2.0)	$434.79
Forfeited	(0.3)	$447.84
Ending outstanding balance	9.4	$411.69	$4,084

Expected to vest	8.3	$412.63	$3,617
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 2, 2023 of $436.37.
The total fair value of restricted stock units vested during the six months ended June 2, 2023 was $737 million.
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
As of June 2, 2023, the shares awarded under our 2023, 2022 and 2021 Performance Share Programs remained outstanding and were yet to be earned.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the six months ended June 2, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	0.4	$495.23
Awarded	0.2	$437.58
Released	(0.1)	$498.74
Forfeited	—	$493.87
Ending outstanding balance	0.5	$465.80	$206

Expected to vest	0.4	$466.11	$178
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of June 2, 2023 of $436.37.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the six months ended June 2, 2023 resulted from 63% achievement of target for the 2020 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2023.
The total fair value of performance shares vested during the six months ended June 2, 2023 was $39 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.2 million shares at an average price of $286.05 and 0.2 million shares at an average price of $393.30 for the six months ended June 2, 2023 and June 3, 2022, respectively. The intrinsic value of shares purchased during the six months ended June 2, 2023 and June 3, 2022 was $12 million and $40 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of June 2, 2023, there was $3.46 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.47 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended June 2, 2023 and June 3, 2022 were as follows:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Cost of revenue	$29	$24	$58	$45
Research and development	224	177	433	338
Sales and marketing	123	100	245	193
General and administrative	57	51	113	98
Total	$433	$352	$849	$674

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 2, 2022	Increase / Decrease	Reclassification Adjustments		June 2, 2023
Net unrealized gains / losses on available-for-sale securities	$(41)	$14	$5	(1)	$(22)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	17	(9)	(24)	(2)	(16)
Cumulative foreign currency translation adjustments	(269)	10	—		(259)
Total accumulated other comprehensive income (loss), net of taxes	$(293)	$15	$(19)		$(297)
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
Taxes related to each component of other comprehensive income (loss) for the three and six months ended June 2, 2023 and June 3, 2022 were immaterial.
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
During the six months ended June 2, 2023 and June 3, 2022, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments of $1.4 billion and $2.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During the six months ended June 2, 2023 and June 3, 2022, we also entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments totaling $1 billion and $1.2 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.
During the six months ended June 2, 2023, we repurchased a total of 7.6 million shares, including approximately 3.6 million shares at an average price of $346.84 through structured repurchase agreements entered into during fiscal 2022 and the six months ended June 2, 2023, as well as 4.0 million shares at an average price of $348.46 through the ASR entered into during the six months ended June 2, 2023. During the six months ended June 3, 2022, we repurchased a total of 5.6 million shares, including approximately 2.4 million shares at an average price of $474.52 through structured repurchase agreements entered into during fiscal 2021 and the six months ended June 3, 2022, as well as 3.2 million shares from the initial delivery of the ASR entered into during the six months ended June 3, 2022.
For the six months ended June 2, 2023, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by June 2, 2023 were excluded from the computation of net income per share. As of June 2, 2023, $333 million of prepayment remained under our outstanding structured stock repurchase agreement.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subsequent to June 2, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $3.15 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 2, 2023 and June 3, 2022:

	Three Months		Six Months
(in millions, except per share data)	2023	2022	2023	2022
Net income	$1,295	$1,178	$2,542	$2,444

Shares used to compute basic net income per share	457.8	472.1	458.4	472.3
Dilutive potential common shares from stock plans and programs	0.9	1.2	0.7	2.0
Shares used to compute diluted net income per share	458.7	473.3	459.1	474.3

Basic net income per share	$2.83	$2.50	$5.55	$5.17
Diluted net income per share	$2.82	$2.49	$5.54	$5.15

Anti-dilutive potential common shares	3.8	4.7	5.0	2.5
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
In connection with our anti-piracy efforts, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by the resolution of one or more of these counter-claims.
NOTE 14.  DEBT
The carrying value of our borrowings as of June 2, 2023 and December 2, 2022 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2023	2022
1.70% 2023 Notes	February 2020	February 2023	1.92%	$—	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$3,650	$4,150
Current portion of debt, at par				—	(500)
Unamortized discount and debt issuance costs				(19)	(21)
Carrying value of long-term debt				$3,631	$3,629

Carrying value of current debt, net of unamortized discount and debt issuance costs				$—	$500

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
The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement. As of June 2, 2023, there were no outstanding borrowings under the Term Loan.
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
As of June 2, 2023, there were no outstanding borrowings under this Revolving Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2022, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2023, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by the ongoing shift towards a digital-first world. As we execute on our long-term growth initiatives and deliver product innovation, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat, Adobe Acrobat Sign and Adobe Scan. Adobe Acrobat is offered both through subscription and perpetual licenses, and is also included in our Creative Cloud all apps subscription offering.
As part of our Creative Cloud and Document Cloud strategies, we utilize a data-driven operating model (“DDOM”) and our Adobe Experience Cloud solutions to raise awareness of our products, drive new customer acquisition, engagement and retention, and optimize customer journeys, which continue to contribute strong product-led growth in the business.
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
Creative ARR exiting the second quarter of fiscal 2023 was $11.64 billion, up from $10.98 billion at the end of fiscal 2022. Document Cloud ARR exiting the second quarter of fiscal 2023 was $2.50 billion, up from $2.28 billion at the end of fiscal 2022. Total Digital Media ARR grew to $14.14 billion at the end of the second quarter of fiscal 2023, up from $13.26 billion at the end of fiscal 2022.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2023 was $2.85 billion, up from $2.61 billion in the second quarter of fiscal 2022, representing 9% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2023 was $659 million, up from $595 million in the second quarter of fiscal 2022, representing 11% year-over-year growth. Total Digital Media segment revenue grew to $3.51 billion in the second quarter of fiscal 2023, up from $3.20 billion in the second quarter of fiscal 2022, representing 10% year-over-year growth driven by strong net new user growth.

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
•Customer journeys. Our solutions help businesses manage, test, target, personalize and orchestrate campaigns and customer journeys across B2B and B2C use cases, including through Marketo Engage, Adobe Campaign, Adobe Target and Journey Optimizer.
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
We utilize a direct sales force to market and license our Digital Experience solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We have made significant investments to broaden the scale and size of all of these routes to market, and our recent financial results reflect the success of these investments and our experience-led growth strategy.
Digital Experience revenue was $1.22 billion in the second quarter of fiscal 2023, up from $1.10 billion in the second quarter of fiscal 2022, representing 12% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $1.07 billion in the second quarter of fiscal 2023 from $961 million in the second quarter of fiscal 2022, representing 11% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations and the Russia-Ukraine war. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results. For example, foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during the six months ended June 2, 2023 as compared to the six months ended June 3, 2022, and may continue to negatively impact our financial results for the remainder of fiscal 2023.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 2, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2022.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $14.14 billion as of June 2, 2023 increased by $880 million, or 7%, from $13.26 billion as of December 2, 2022. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended June 2, 2023 of $2.85 billion increased by $247 million, or 9%, compared to the year-ago period. Document Cloud revenue during the three months ended June 2, 2023 of $659 million increased by $64 million, or 11%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.22 billion during the three months ended June 2, 2023 increased by $127 million, or 12%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
•Remaining performance obligations of $15.22 billion as of June 2, 2023 remained relatively flat compared to December 2, 2022.
•Cost of revenue of $572 million during the three months ended June 2, 2023 increased by $33 million, or 6%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as increases in hosting services and data center costs.
•Operating expenses of $2.62 billion during the three months ended June 2, 2023 increased by $302 million, or 13%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as professional fees including costs associated with our planned acquisition of Figma.
•Cash flows from operations of $3.83 billion during the six months ended June 2, 2023 remained relatively flat compared to the year-ago period.

Revenue for the Three and Six Months Ended June 2, 2023 and June 3, 2022

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Subscription	$4,517	$4,070	11%	$8,890	$8,028	11%
Percentage of total revenue	94%	93%		94%	93%
Product	130	146	(11)%	250	291	(14)%
Percentage of total revenue	3%	3%		3%	3%
Services and other	169	170	(1)%	331	329	1%
Percentage of total revenue	3%	4%		3%	4%
Total revenue	$4,816	$4,386	10%	$9,471	$8,648	10%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and six months ended June 2, 2023 and June 3, 2022 is as follows:

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Digital Media	$3,418	$3,079	11%	$6,719	$6,074	11%
Digital Experience	1,070	961	11%	2,112	1,893	12%
Publishing and Advertising	29	30	(3)%	59	61	(3)%
Total subscription revenue	$4,517	$4,070	11%	$8,890	$8,028	11%
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

Segment Information

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Digital Media	$3,511	$3,200	10%	$6,906	$6,310	9%
Percentage of total revenue	73%	73%		73%	73%
Digital Experience	1,222	1,095	12%	2,398	2,152	11%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	83	91	(9)%	167	186	(10)%
Percentage of total revenue	2%	2%		2%	2%
Total revenue	$4,816	$4,386	10%	$9,471	$8,648	10%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended June 2, 2023 and June 3, 2022 were as follows:

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Creative Cloud	$2,852	$2,605	9%	$5,613	$5,153	9%
Document Cloud	659	595	11%	1,293	1,157	12%
Total Digital Media revenue	$3,511	$3,200	10%	$6,906	$6,310	9%
Revenue from Digital Media increased $311 million and $596 million during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong customer acquisition and engagement, partially offset by the impact of foreign currency exchange rate fluctuations.
Digital Experience
Revenue from Digital Experience increased $127 million and $246 million during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 primarily due to net new additions across our subscription offerings and strong demand for services, partially offset by the impact of foreign currency exchange rate fluctuations.
Geographical Information

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Americas	$2,879	$2,524	14%	$5,658	$4,970	14%
Percentage of total revenue	60%	58%		60%	57%
EMEA	1,213	1,157	5%	2,386	2,293	4%
Percentage of total revenue	25%	26%		25%	27%
APAC	724	705	3%	1,427	1,385	3%
Percentage of total revenue	15%	16%		15%	16%
Total revenue	$4,816	$4,386	10%	$9,471	$8,648	10%

Overall revenue during the three and six months ended June 2, 2023 increased in all geographic regions as compared to the three and six months ended June 3, 2022 primarily due to increases in Digital Media and Digital Experience revenue. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and six months ended June 2, 2023 as compared to the year-ago period, the U.S. Dollar strengthened against foreign currencies, including the Euro, Japanese Yen and British Pound, which decreased revenue in U.S. Dollar equivalents by $136 million and $305 million, respectively. For the three and six months ended June 2, 2023, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $10 million and $31 million, respectively.
Cost of Revenue for the Three and Six Months Ended June 2, 2023 and June 3, 2022

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Subscription	$436	$410	6%	$870	$803	8%
Percentage of total revenue	9%	9%		9%	9%
Product	8	9	(11)%	16	19	(16)%
Percentage of total revenue	*	*		*	*
Services and other	128	120	7%	254	229	11%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$572	$539	6%	$1,140	$1,051	8%
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
Cost of subscription revenue increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Hosting services and data center costs	5%	6%
Royalty costs	2	2
Various individually insignificant items	(1)	—
Total change	6%	8%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 primarily due to increases in compensation costs partially offset by decreases in professional and consulting fees.

Operating Expenses for the Three and Six Months Ended June 2, 2023 and June 3, 2022

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Research and development	$876	$738	19%	$1,703	$1,439	18%
Percentage of total revenue	18%	17%		18%	17%
Sales and marketing	1,345	1,247	8%	2,646	2,405	10%
Percentage of total revenue	28%	28%		28%	28%
General and administrative	357	291	23%	688	560	23%
Percentage of total revenue	7%	7%		7%	6%
Amortization of intangibles	42	42	—%	84	84	—%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,620	$2,318	13%	$5,121	$4,488	14%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Incentive compensation, cash and stock-based	9%	9%
Base compensation and related benefits	7	7
Various individually insignificant items	3	2
Total change	19%	18%
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
Sales and marketing expenses increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Incentive compensation, cash and stock-based	3%	4%
Base compensation and related benefits	3	3
Professional and consulting fees	1	2
Various individually insignificant items	1	1
Total change	8%	10%

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
General and administrative expenses increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Professional and consulting fees	8%	11%
Base compensation and related benefits	6	6
Incentive compensation, cash and stock-based	5	4
Charitable contributions	3	—
Various individually insignificant items	1	2
Total change	23%	23%
Professional and consulting fees increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 primarily due to transaction costs associated with our planned acquisition of Figma.
Non-Operating Income (Expense), Net for the Three and Six Months Ended June 2, 2023 and June 3, 2022

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Interest expense	$(26)	$(28)	(7)%	$(58)	$(56)	4%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	5	(8)	**	6	(17)	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	47	(1)	**	90	(1)	**
Percentage of total revenue	1%	*		1%	*
Total non-operating income (expense), net	$26	$(37)	**	$38	$(74)	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears, on February 1 and August 1.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), net increased during the three and six months ended June 2, 2023 as compared to the three and six months ended June 3, 2022 primarily due to increases in interest income driven by higher average interest rates.

Provision for Income Taxes for the Three and Six Months Ended June 2, 2023 and June 3, 2022

(dollars in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Provision for income taxes	$355	$314	13%	$706	$591	19%
Percentage of total revenue	7%	7%		7%	7%
Effective tax rate	22%	21%		22%	19%
Our effective tax rates increased by approximately one percentage point and three percentage points for the three and six months ended June 2, 2023, respectively, as compared to the three and six months ended June 3, 2022, primarily due to a net tax expense related to stock-based compensation recorded during the three and six months ended June 2, 2023, as compared to a net tax benefit related to stock-based compensation recorded during the three and six months ended June 3, 2022.
Our effective tax rates for the three and six months ended June 2, 2023 were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and a net tax expense related to stock-based compensation, partially offset by the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $425 million as of June 2, 2023, primarily related to certain state credits.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $352 million and $299 million as of June 2, 2023 and June 3, 2022, respectively. If the total unrecognized tax benefits as of June 2, 2023 and June 3, 2022 were recognized, $230 million and $201 million would decrease the respective effective tax rates.
As of June 2, 2023 and June 3, 2022, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $23 million and $20 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $30 million over the next 12 months.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Our primary uses of cash are general business expenses including payroll, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary sources of cash include proceeds from maturities and sales of short-term investments. Other customary uses of cash include business acquisitions, repayment of maturing senior notes, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	June 2, 2023	December 2, 2022
Cash and cash equivalents	$5,456	$4,236
Short-term investments	$1,145	$1,860
Working capital	$1,255	$868
Stockholders’ equity	$14,838	$14,051
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	June 2, 2023	June 3, 2022
Net cash provided by operating activities	$3,832	$3,809
Net cash provided by (used for) investing activities	478	(398)
Net cash used for financing activities	(3,094)	(3,854)
Effect of foreign currency exchange rates on cash and cash equivalents	4	(36)
Net change in cash and cash equivalents	$1,220	$(479)
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.83 billion for the six months ended June 2, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items and changes in operating assets and liabilities. The primary working capital sources of cash were decreases in trade receivables driven by strong collections, partially offset by increases in short term prepaid expenses.
Cash Flows from Investing Activities
Net cash provided by investing activities of $478 million for the six months ended June 2, 2023 was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities of $3.09 billion for the six months ended June 2, 2023 was primarily due to payments for our common stock repurchases, the repayment of our 2023 Notes and taxes paid related to the net share settlement of equity awards. The above uses of cash were offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.

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
Our cash equivalent and short-term investment portfolio as of June 2, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
We expect to continue our investing activities, including short-term and long-term investments, purchases of computer and server hardware to operate our network infrastructure, sales and marketing, product support and administrative staff, and facilities expansion. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
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
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw credit agreement, providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price and related fees for our acquisition of Figma. The Term Loan is available for funding in a single drawing upon the closing of the Figma acquisition at any time prior to March 15, 2024 and will mature two years following the initial funding date. As of June 2, 2023, there were no outstanding borrowings under the Term Loan.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of June 2, 2023, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $3.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of June 2, 2023, the carrying value of our senior notes was $3.63 billion and our maximum commitment for interest payments was $366 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
Contractual Obligations
Our principal commitments as of June 2, 2023 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the six months ended June 2, 2023.

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
The recent U.S. Internal Revenue Service disaster-area tax relief allows for deferral of our federal estimated tax payments to the fourth quarter of fiscal 2023. As of the second quarter of fiscal 2023, we have deferred approximately $500 million of fiscal 2023 federal estimated tax payments.
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
During the six months ended June 2, 2023, we repurchased a total of 7.6 million shares, including approximately 3.6 million shares at an average price of $346.84 through structured repurchase agreements entered into during fiscal 2022 and the six months ended June 2, 2023, as well as 4.0 million shares at an average purchase price of $348.46 through an accelerated share repurchase agreement entered into during the first quarter of fiscal 2023.
During the second quarter of fiscal 2023, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $1 billion. As of June 2, 2023, $333 million of the prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to June 2, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $3.15 billion remains under our December 2020 authority.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended June 2, 2023, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of June 2, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay, prevent or impose conditions on such acquisitions;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions and increased global scrutiny of acquisitions and strategic investments. A number of countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted more stringent restrictions on such transactions, particularly in the technology sector. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions or government actions could negatively impact our business and financial results.
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
We believe that our brands have significantly contributed to the success of our business. Maintaining and enhancing the brands within Adobe increases our ability to enter new categories, launch new and innovative products to better serve our customers and expand our customer base. Our brands may be negatively affected by the use of our products or services to create or disseminate newsworthy content that is deemed to be misleading, deceptive or intended to manipulate public opinion (e.g., “DeepFakes”), by the use of our products or services for illicit, objectionable or illegal ends, or by our failure to respond appropriately and expeditiously to such uses of our products and services. Such uses of our products and services may also cause us to face claims related to defamation, rights of publicity and privacy, illegal content, intellectual property infringement, misinformation and personal injury torts. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to appropriately respond to objectionable content created using our products or services or shared on our platforms, our users may lose confidence in our brands, and our business and financial results may be adversely affected. In addition, government regulation designed to address misleading content could adversely impact our product offerings.
Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings, including generative AI such as with our recent announcement of Adobe Firefly. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate such issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we decide to expand generative AI into all our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, anti-boycott, sanctions and embargoes, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, antitrust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
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
Our cash equivalent and short-term investment portfolio as of June 2, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, municipal securities, time deposits, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of inflationary pressures and rising interest rates or as a result of other geopolitical pressures, such as the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 2, 2023, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and we can provide no assurance that our investment portfolio will remain materially unimpaired.
General Risk Factors
Catastrophic events, including global pandemics such as the COVID-19 pandemic, may disrupt our business and adversely affect our financial condition and results of operations.
We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from providing our products and services or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products and services. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers and certain other critical business operations are located in the San Francisco Bay Area, and additional facilities where we conduct significant operations are located in the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another adverse event.
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
While we aim to mitigate risks associated with climate change and seek to partner with organizations that do the same, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, customers, vendors or employees, is a priority. Our major sites in California, Utah and India are vulnerable to climate-related events. While these events have a low-assessed risk of disrupting normal business operations, they have the potential to impact employees’ abilities to commute to and from work, stay connected effectively and access safe and healthy air quality. Climate-related events, including the increasing frequency and severity of weather events and their physical impact on U.S., India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our actions and disclosures, Adobe is aligned with the guidelines of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures recommendations and the Sustainability Accounting Standards Board and the Global Reporting Initiative environmental metrics.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended June 2, 2023. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$5,150
March 4—March 31, 2023
Accelerated share repurchase	0.8	$—	0.8	$—	(2)
April 1—April 28, 2023
Shares repurchased	0.9	$374.31	0.9	$(333)	(3)
April 29—June 2, 2023
Shares repurchased	1.0	$351.43	1.0	$(334)	(3)

Total	2.7		2.7	$4,483
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In December 2022, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1.4 billion and received an initial delivery of 3.2 million shares of our common stock. In March 2023, we settled the agreement and received a final delivery of 0.8 million shares.
(3)In March 2023, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of June 2, 2023, approximately $333 million of the prepayment remained under this agreement.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

10.1	2019 Equity Incentive Plan, as amended*	8-K	4/24/23	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 28, 2023

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