Form 10-Q
period 2023-09-01
ADOBE INC.
filed 2023-09-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of September 22, 2023, 455.3 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 1, 2023	December 2, 2022
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,601	$4,236
Short-term investments	915	1,860
Trade receivables, net of allowances for doubtful accounts of $18 and $23, respectively	1,851	2,065
Prepaid expenses and other current assets	1,043	835
Total current assets	10,410	8,996
Property and equipment, net	2,036	1,908
Operating lease right-of-use assets, net	373	407
Goodwill	12,800	12,787
Other intangibles, net	1,167	1,449
Deferred income taxes	1,065	777
Other assets	1,239	841
Total assets	$29,090	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$314	$379
Accrued expenses	1,714	1,790
Debt	—	500
Deferred revenue	5,375	5,297
Income taxes payable	857	75
Operating lease liabilities	74	87
Total current liabilities	8,334	8,128
Long-term liabilities:
Debt	3,633	3,629
Deferred revenue	108	117
Income taxes payable	498	530
Operating lease liabilities	389	417
Other liabilities	352	293
Total liabilities	13,314	13,114
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 456 and 462 shares outstanding, respectively	—	—
Additional paid-in-capital	11,195	9,868
Retained earnings	32,012	28,319
Accumulated other comprehensive income (loss)	(285)	(293)
Treasury stock, at cost (145 and 139 shares, respectively)	(27,146)	(23,843)
Total stockholders’ equity	15,776	14,051
Total liabilities and stockholders’ equity	$29,090	$27,165
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2023	September 2, 2022	September 1, 2023	September 2, 2022
Revenue:
Subscription	$4,631	$4,128	$13,521	$12,156
Product	96	126	346	417
Services and other	163	179	494	508
Total revenue	4,890	4,433	14,361	13,081
Cost of revenue:
Subscription	447	413	1,317	1,216
Product	7	8	23	27
Services and other	126	125	380	354
Total cost of revenue	580	546	1,720	1,597
Gross profit	4,310	3,887	12,641	11,484
Operating expenses:
Research and development	881	775	2,584	2,214
Sales and marketing	1,337	1,266	3,983	3,671
General and administrative	353	319	1,041	879
Amortization of intangibles	42	43	126	127
Total operating expenses	2,613	2,403	7,734	6,891
Operating income	1,697	1,484	4,907	4,593
Non-operating income (expense):
Interest expense	(27)	(28)	(85)	(84)
Investment gains (losses), net	6	(6)	12	(23)
Other income (expense), net	67	6	157	5
Total non-operating income (expense), net	46	(28)	84	(102)
Income before income taxes	1,743	1,456	4,991	4,491
Provision for income taxes	340	320	1,046	911
Net income	$1,403	$1,136	$3,945	$3,580
Basic net income per share	$3.07	$2.42	$8.62	$7.60
Shares used to compute basic net income per share	456	469	458	471
Diluted net income per share	$3.05	$2.42	$8.59	$7.57
Shares used to compute diluted net income per share	459	469	459	473

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2023	September 2, 2022	September 1, 2023	September 2, 2022
	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,403	$1,136	$3,945	$3,580
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	5	(6)	19	(35)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	5	—
Net increase (decrease) from available-for-sale securities	5	(6)	24	(35)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	8	107	—	193
Reclassification adjustment for realized gains / losses on derivative instruments	(4)	(47)	(28)	(89)
Net increase (decrease) from derivatives designated as hedging instruments	4	60	(28)	104
Foreign currency translation adjustments	3	(83)	12	(156)
Other comprehensive income (loss), net of taxes	12	(29)	8	(87)
Total comprehensive income, net of taxes	$1,415	$1,107	$3,953	$3,493

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838
Net income	—	—	—	1,403	—	—	—	1,403
Other comprehensive income (loss), net of taxes	—	—	—	—	12	—	—	12
Re-issuance of treasury stock under stock compensation plans	—	—	36	—	—	2	48	84
Repurchases of common stock	—	—	—	—	—	(2)	(1,003)	(1,003)
Stock-based compensation	—	—	442	—	—	—	—	442
Balances at September 1, 2023	601	$—	$11,195	$32,012	$(285)	(145)	$(27,146)	$15,776

	Three Months Ended September 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 3, 2022	601	$—	$9,102	$26,022	$(195)	(130)	$(20,944)	$13,985
Net income	—	—	—	1,136	—	—	—	1,136
Other comprehensive income (loss), net of taxes	—	—	—	—	(29)	—	—	(29)
Re-issuance of treasury stock under stock compensation plans	—	—	68	—	—	1	35	103
Repurchases of common stock	—	—	—	—	—	(5)	(1,200)	(1,200)
Stock-based compensation	—	—	378	—	—	—	—	378
Balances at September 2, 2022	601	$—	$9,548	$27,158	$(224)	(134)	$(22,109)	$14,373

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended September 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	3,945	—	—	—	3,945
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	36	(252)	—	4	103	(113)
Repurchases of common stock	—	—	—	—	—	(10)	(3,407)	(3,407)
Stock-based compensation	—	—	1,291	—	—	—	—	1,291
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at September 1, 2023	601	$—	$11,195	$32,012	$(285)	(145)	$(27,146)	$15,776

	Nine Months Ended September 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	3,580	—	—	—	3,580
Other comprehensive income (loss), net of taxes	—	—	—	—	(87)	—	—	(87)
Re-issuance of treasury stock under stock compensation plans	—	—	68	(327)	—	3	86	(173)
Repurchases of common stock	—	—	—	—	—	(11)	(4,800)	(4,800)
Stock-based compensation	—	—	1,052	—	—	—	—	1,052
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at September 2, 2022	601	$—	$9,548	$27,158	$(224)	(134)	$(22,109)	$14,373

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 1, 2023	September 2, 2022
Cash flows from operating activities:
Net income	$3,945	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	650	641
Stock-based compensation	1,291	1,052
Reduction of operating lease right-of-use assets	54	63
Deferred income taxes	(276)	282
Unrealized losses (gains) on investments, net	(7)	33
Other non-cash items	—	8
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	217	146
Prepaid expenses and other assets	(787)	(133)
Trade payables	(47)	11
Accrued expenses and other liabilities	(153)	(237)
Income taxes payable	749	2
Deferred revenue	69	65
Net cash provided by operating activities	5,705	5,513
Cash flows from investing activities:
Purchases of short-term investments	—	(703)
Maturities of short-term investments	754	497
Proceeds from sales of short-term investments	215	221
Acquisitions, net of cash acquired	—	(126)
Purchases of property and equipment	(313)	(351)
Purchases of long-term investments, intangibles and other assets	(34)	(39)
Proceeds from sale of long-term investments and other assets	1	—
Net cash provided by (used for) investing activities	623	(501)
Cash flows from financing activities:
Repurchases of common stock	(3,400)	(4,800)
Proceeds from re-issuance of treasury stock	314	278
Taxes paid related to net share settlement of equity awards	(387)	(451)
Repayment of debt	(500)	—
Other financing activities, net	8	59
Net cash used for financing activities	(3,965)	(4,914)
Effect of foreign currency exchange rates on cash and cash equivalents	2	(72)
Net change in cash and cash equivalents	2,365	26
Cash and cash equivalents at beginning of period	4,236	3,844
Cash and cash equivalents at end of period	$6,601	$3,870
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$590	$486
Cash paid for interest	$103	$101

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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 1, 2023 that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended September 1, 2023 and September 2, 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended September 1, 2023
Revenue	$3,594	$1,229	$67	$4,890
Cost of revenue	161	397	22	580
Gross profit	$3,433	$832	$45	$4,310
Gross profit as a percentage of revenue	96%	68%	67%	88%
Three months ended September 2, 2022
Revenue	$3,232	$1,120	$81	$4,433
Cost of revenue	136	385	25	546
Gross profit	$3,096	$735	$56	$3,887
Gross profit as a percentage of revenue	96%	66%	69%	88%

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Our segment results for the nine months ended September 1, 2023 and September 2, 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Nine months ended September 1, 2023
Revenue	$10,500	$3,627	$234	$14,361
Cost of revenue	455	1,200	65	1,720
Gross profit	$10,045	$2,427	$169	$12,641
Gross profit as a percentage of revenue	96%	67%	72%	88%
Nine months ended September 2, 2022
Revenue	$9,542	$3,272	$267	$13,081
Cost of revenue	411	1,111	75	1,597
Gross profit	$9,131	$2,161	$192	$11,484
Gross profit as a percentage of revenue	96%	66%	72%	88%
Revenue by geographic area for the three and nine months ended September 1, 2023 and September 2, 2022 were as follows:

	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Americas	$2,943	$2,600	$8,601	$7,570
EMEA	1,229	1,143	3,615	3,436
APAC	718	690	2,145	2,075
Total	$4,890	$4,433	$14,361	$13,081
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended September 1, 2023 and September 2, 2022 were as follows:

	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Creative Cloud	$2,909	$2,625	$8,522	$7,778
Document Cloud	685	607	1,978	1,764
Total Digital Media revenue	$3,594	$3,232	$10,500	$9,542
Subscription revenue by segment for the three and nine months ended September 1, 2023 and September 2, 2022 were as follows:

	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Digital Media	$3,506	$3,116	$10,225	$9,190
Digital Experience	1,096	981	3,208	2,874
Publishing and Advertising	29	31	88	92
Total subscription revenue	$4,631	$4,128	$13,521	$12,156
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of September 1, 2023, the balance of trade receivables, net of allowances for doubtful

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
accounts, was $1.85 billion, inclusive of unbilled receivables of $103 million. As of December 2, 2022, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $93 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $18 million and $23 million as of September 1, 2023 and December 2, 2022, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended September 1, 2023. Contract assets were $131 million and $97 million as of September 1, 2023 and December 2, 2022, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of September 1, 2023, the balance of deferred revenue was $5.48 billion, which includes $47 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.
As of December 2, 2022, the balance of deferred revenue was $5.41 billion. During the three and nine months ended September 1, 2023, approximately $983 million and $4.85 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 2, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 1, 2023, remaining performance obligations were approximately $15.72 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 71% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $673 million and $629 million as of September 1, 2023 and December 2, 2022, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $99 million and $106 million as of September 1, 2023 and December 2, 2022, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. We continue to work toward closing the transaction, subject to obtaining regulatory approvals and satisfying customary closing conditions. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022.
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
Cash, cash equivalents and short-term investments consisted of the following as of September 1, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$629	$—	$—	$629
Cash equivalents:
Money market funds	5,972	—	—	5,972
Total cash and cash equivalents	6,601	—	—	6,601
Short-term fixed income securities:
Asset-backed securities	23	—	—	23
Corporate debt securities	559	—	(7)	552
U.S. agency securities	33	—	—	33
U.S. Treasury securities	317	—	(10)	307
Total short-term investments	932	—	(17)	915
Total cash, cash equivalents and short-term investments	$7,533	$—	$(17)	$7,516

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of September 1, 2023:

(in millions)	Estimated Fair Value
Due within one year	$584
Due between one and two years	315
Due between two and three years	16
Total	$915

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended September 1, 2023 and September 2, 2022, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at September 1, 2023 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$5,972	$5,972	$—	$—
Short-term investments:
Asset-backed securities	23	—	23	—
Corporate debt securities	552	—	552	—
U.S. agency securities	33	—	33	—
U.S. Treasury securities	307	—	307	—
Prepaid expenses and other current assets:
Foreign currency derivatives	82	—	82	—
Other assets:
Deferred compensation plan assets	199	199	—	—
Total assets	$7,168	$6,171	$997	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$8	$—	$8	$—

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.35 billion as of September 1, 2023, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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
As of September 1, 2023, we had net derivative gains on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $5 million of net gains are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets. The fair value of derivative instruments as of September 1, 2023 and December 2, 2022 were as follows:

(in millions)	2023		2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$79	$—	$36	$—
Foreign exchange forward contracts	—	—	—	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	3	8	15	8
Total derivatives	$82	$8	$51	$15
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 1, 2023 and September 2, 2022 were primarily

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
associated with our foreign exchange option contracts. For the three and nine months ended September 1, 2023, we recognized $7 million of net gains and $5 million of net losses, respectively, in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts. For the three and nine months ended September 2, 2022, we recognized $107 million and $193 million of net gains, respectively, in our condensed consolidated statements of comprehensive income from our foreign exchange option contracts.
The effects of derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 1, 2023 and September 2, 2022 were primarily associated with foreign exchange option contracts. For the three and nine months ended September 1, 2023, we reclassified $5 million and $36 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts. Comparatively, for the three and nine months ended September 2, 2022, we reclassified $54 million and $105 million of net gains, respectively, from accumulated other comprehensive income into revenue resulting from our foreign exchange option contracts.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of September 1, 2023 and December 2, 2022 was $12.80 billion and $12.79 billion, respectively. During the second quarter of fiscal 2023, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of September 1, 2023 and December 2, 2022 were as follows:

(in millions)	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,204	$(588)	$616	$1,204	$(495)	$709
Purchased technology	973	(598)	375	1,060	(530)	530
Trademarks	376	(205)	171	375	(172)	203
Other	20	(15)	5	61	(54)	7
Other intangibles, net	$2,573	$(1,406)	$1,167	$2,700	$(1,251)	$1,449
Amortization expense related to other intangibles was $92 million and $284 million for the three and nine months ended September 1, 2023, respectively. Comparatively, amortization expense related to other intangibles was $101 million and $303 million for the three and nine months ended September 2, 2022, respectively. Of these amounts, $50 million and $158 million were included in cost of revenue for the three and nine months ended September 1, 2023, respectively, and $58 million and $176 million were included in cost of revenue for the three and nine months ended September 2, 2022, respectively.
As of September 1, 2023, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2023	$93
2024	331
2025	295
2026	142
2027	104
Thereafter	182
Total expected amortization expense	$1,147
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of September 1, 2023 and December 2, 2022 consisted of the following:

(in millions)	2023	2022
Accrued compensation and benefits	$486	$485
Accrued bonuses	415	489
Accrued corporate marketing	126	154
Taxes payable	115	117
Refund liabilities	99	106
Other	473	439
Accrued expenses	$1,714	$1,790
Other primarily includes general business accruals, derivative collateral liabilities, accrued hosting fees and royalties payable.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 1, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	7.4	$449.94
Awarded	4.6	$368.45
Released	(3.0)	$430.69
Forfeited	(0.4)	$441.31
Ending outstanding balance	8.6	$413.42	$4,846

Expected to vest	7.7	$414.19	$4,320
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 1, 2023 of $563.21.
The total fair value of restricted stock units vested during the nine months ended September 1, 2023 was $1.20 billion.
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
As of September 1, 2023, the shares awarded under our 2023, 2022 and 2021 Performance Share Programs remained outstanding and were yet to be earned.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the nine months ended September 1, 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	0.4	$495.23
Awarded	0.2	$437.58
Released	(0.1)	$498.74
Forfeited	—	$492.68
Ending outstanding balance	0.5	$465.76	$263

Expected to vest	0.4	$466.10	$232
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of September 1, 2023 of $563.21.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the nine months ended September 1, 2023 resulted from 63% achievement of target for the 2020 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2023.
The total fair value of performance shares vested during the nine months ended September 1, 2023 was $39 million.
Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $286.31 and 0.8 million shares at an average price of $333.92 for the nine months ended September 1, 2023 and September 2, 2022, respectively. The intrinsic value of shares purchased during the nine months ended September 1, 2023 and September 2, 2022 was $185 million and $73 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of September 1, 2023, there was $3.17 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.44 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended September 1, 2023 and September 2, 2022 were as follows:

	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Cost of revenue	$30	$26	$88	$71
Research and development	224	189	657	527
Sales and marketing	130	112	375	305
General and administrative	58	51	171	149
Total	$442	$378	$1,291	$1,052

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 2, 2022	Increase / Decrease	Reclassification Adjustments		September 1, 2023
Net unrealized gains / losses on available-for-sale securities	$(41)	$19	$5	(1)	$(17)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	17	—	(28)	(2)	(11)
Cumulative foreign currency translation adjustments	(269)	12	—		(257)
Total accumulated other comprehensive income (loss), net of taxes	$(293)	$31	$(23)		$(285)
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
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended September 1, 2023 and September 2, 2022 were immaterial.
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
During the nine months ended September 1, 2023 and September 2, 2022, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments of $1.4 billion and $2.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During the nine months ended September 1, 2023 and September 2, 2022, we also entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments totaling $2 billion and $2.4 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.
During the nine months ended September 1, 2023, we repurchased a total of 9.7 million shares, including approximately 5.7 million shares at an average price of $396.43 through structured repurchase agreements entered into during fiscal 2022 and the nine months ended September 1, 2023, as well as 4.0 million shares at an average price of $348.46 through the ASR entered into during the nine months ended September 1, 2023. During the nine months ended September 2, 2022, we repurchased a total of 10.7 million shares, including approximately 5.4 million shares at an average price of $429.13 through structured repurchase agreements entered into during fiscal 2021 and the nine months ended September 2, 2022, as well as 5.3 million shares at an average price of $451.55 through the ASR entered into during the nine months ended September 2, 2022.
For the nine months ended September 1, 2023, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by September 1, 2023 were excluded from the computation of net income per share. As of September 1, 2023, $333 million of prepayment remained under our outstanding structured stock repurchase agreement.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subsequent to September 1, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $2.15 billion remains under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 1, 2023 and September 2, 2022:

	Three Months		Nine Months
(in millions, except per share data)	2023	2022	2023	2022
Net income	$1,403	$1,136	$3,945	$3,580

Shares used to compute basic net income per share	456.4	468.5	457.7	471.1
Dilutive potential common shares from stock plans and programs	3.1	0.9	1.5	1.6
Shares used to compute diluted net income per share	459.5	469.4	459.2	472.7

Basic net income per share	$3.07	$2.42	$8.62	$7.60
Diluted net income per share	$3.05	$2.42	$8.59	$7.57

Anti-dilutive potential common shares	0.5	5.0	3.5	3.5
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
NOTE 14.  DEBT
The carrying value of our borrowings as of September 1, 2023 and December 2, 2022 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2023	2022
1.70% 2023 Notes	February 2020	February 2023	1.92%	$—	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$3,650	$4,150
Current portion of debt, at par				—	(500)
Unamortized discount and debt issuance costs				(17)	(21)
Carrying value of long-term debt				$3,633	$3,629

Carrying value of current debt, net of unamortized discount and debt issuance costs				$—	$500

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
The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement. As of September 1, 2023, there were no outstanding borrowings under the Term Loan.
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
As of September 1, 2023, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
Subsequent to September 1, 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes.

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2023, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives and deliver product innovation, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Creative Cloud includes Adobe Express, a web and mobile application designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Subsequent to September 1, 2023, we also released Adobe Firefly, a group of creative generative AI models designed to generate high quality images and text effects. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express that make creative tools accessible to first-time creators and communicators, and delivering new features and technologies to existing customers with our latest releases such as share for review and generative AI capabilities. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
We continue to implement strategies that are designed to accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new and enhanced desktop, web and mobile applications, as well as targeted promotions and offers that attract past customers and potential users to experience and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.
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
Creative ARR exiting the third quarter of fiscal 2023 was $11.97 billion, up from $10.98 billion at the end of fiscal 2022. Document Cloud ARR exiting the third quarter of fiscal 2023 was $2.63 billion, up from $2.28 billion at the end of fiscal 2022. Total Digital Media ARR grew to $14.60 billion at the end of the third quarter of fiscal 2023, up from $13.26 billion at the end of fiscal 2022.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2023 was $2.91 billion, up from $2.63 billion in the third quarter of fiscal 2022, representing 11% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2023 was $685 million, up from $607 million in the third quarter of fiscal 2022, representing 13% year-over-year growth. Total Digital Media segment revenue grew to $3.59 billion in the third quarter of fiscal 2023, up from $3.23 billion in the third quarter of fiscal 2022, representing 11% year-over-year growth driven by strong net new user growth.

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
In addition to chief marketing officers, chief revenue officers and digital marketers, users of our Digital Experience solutions include advertisers, campaign managers, publishers, data analysts, content managers, social marketers, marketing executives and information management and technology executives. These customers often are involved in workflows that integrate other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
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
Digital Experience revenue was $1.23 billion in the third quarter of fiscal 2023, up from $1.12 billion in the third quarter of fiscal 2022, representing 10% year-over-year growth. Driving this increase was the increase in subscription revenue, which grew to $1.10 billion in the third quarter of fiscal 2023 from $981 million in the third quarter of fiscal 2022, representing 12% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations and the Russia-Ukraine war. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results. For example, foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during the nine months ended September 1, 2023 as compared to the nine months ended September 2, 2022, and may continue to negatively impact our financial results for the remainder of fiscal 2023.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 1, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 2, 2022.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $14.60 billion as of September 1, 2023 increased by $1.34 billion, or 10%, from $13.26 billion as of December 2, 2022. The change in our Digital Media ARR is primarily due to new user adoption of our Creative Cloud and Document Cloud offerings.
•Creative revenue during the three months ended September 1, 2023 of $2.91 billion increased by $284 million, or 11%, compared to the year-ago period. Document Cloud revenue during the three months ended September 1, 2023 of $685 million increased by $78 million, or 13%, compared to the year-ago period. The increases were primarily due to subscription revenue growth associated with our Creative Cloud and Document Cloud offerings.
•Digital Experience revenue of $1.23 billion during the three months ended September 1, 2023 increased by $109 million, or 10%, compared to the year-ago period. The increase was primarily due to subscription revenue growth across our offerings.
~~•~~Remaining performance obligations of $15.72 billion as of September 1, 2023 increased by $526 million, or 3%, from $15.19 billion as of December 2, 2022 primarily due to new contracts and renewals for our Digital Media and Digital Experience offerings.
•Cost of revenue of $580 million during the three months ended September 1, 2023 increased by $34 million, or 6%, compared to the year-ago period primarily due to increases in hosting services and data center costs.
•Operating expenses of $2.61 billion during the three months ended September 1, 2023 increased by $210 million, or 9%, compared to the year-ago period primarily due to increases in base and incentive compensation and related benefits costs, as well as professional fees including costs associated with our planned acquisition of Figma.
•Cash flows from operations of $5.71 billion during the nine months ended September 1, 2023 increased by $192 million, or 3%, compared to the year-ago period.

Revenue for the Three and Nine Months Ended September 1, 2023 and September 2, 2022

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Subscription	$4,631	$4,128	12%	$13,521	$12,156	11%
Percentage of total revenue	95%	93%		94%	93%
Product	96	126	(24)%	346	417	(17)%
Percentage of total revenue	2%	3%		2%	3%
Services and other	163	179	(9)%	494	508	(3)%
Percentage of total revenue	3%	4%		4%	4%
Total revenue	$4,890	$4,433	10%	$14,361	$13,081	10%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and nine months ended September 1, 2023 and September 2, 2022 is as follows:

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Digital Media	$3,506	$3,116	13%	$10,225	$9,190	11%
Digital Experience	1,096	981	12%	3,208	2,874	12%
Publishing and Advertising	29	31	(6)%	88	92	(4)%
Total subscription revenue	$4,631	$4,128	12%	$13,521	$12,156	11%
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

Segment Information

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Digital Media	$3,594	$3,232	11%	$10,500	$9,542	10%
Percentage of total revenue	74%	73%		73%	73%
Digital Experience	1,229	1,120	10%	3,627	3,272	11%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	67	81	(17)%	234	267	(12)%
Percentage of total revenue	1%	2%		2%	2%
Total revenue	$4,890	$4,433	10%	$14,361	$13,081	10%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended September 1, 2023 and September 2, 2022 were as follows:

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Creative Cloud	$2,909	$2,625	11%	$8,522	$7,778	10%
Document Cloud	685	607	13%	1,978	1,764	12%
Total Digital Media revenue	$3,594	$3,232	11%	$10,500	$9,542	10%
Revenue from Digital Media increased $362 million and $958 million during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment and strong engagement across customer segments, partially offset by the impact of foreign currency exchange rate fluctuations.
Digital Experience
Revenue from Digital Experience increased $109 million and $355 million during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 primarily due to net new additions across our subscription offerings, partially offset by the impact of foreign currency exchange rate fluctuations.
Geographical Information

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Americas	$2,943	$2,600	13%	$8,601	$7,570	14%
Percentage of total revenue	60%	59%		60%	58%
EMEA	1,229	1,143	8%	3,615	3,436	5%
Percentage of total revenue	25%	26%		25%	26%
APAC	718	690	4%	2,145	2,075	3%
Percentage of total revenue	15%	15%		15%	16%
Total revenue	$4,890	$4,433	10%	$14,361	$13,081	10%

Overall revenue during the three and nine months ended September 1, 2023 increased in all geographic regions as compared to the three and nine months ended September 2, 2022. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and nine months ended September 1, 2023 as compared to the year-ago periods, the U.S. Dollar strengthened against foreign currencies, including the Euro and the Japanese Yen, which decreased revenue in U.S. Dollar equivalents by $62 million and $367 million, respectively. For the three and nine months ended September 1, 2023, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $5 million and $36 million, respectively.
Cost of Revenue for the Three and Nine Months Ended September 1, 2023 and September 2, 2022

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Subscription	$447	$413	8%	$1,317	$1,216	8%
Percentage of total revenue	9%	9%		9%	9%
Product	7	8	(13)%	23	27	(15)%
Percentage of total revenue	*	*		*	*
Services and other	126	125	1%	380	354	7%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$580	$546	6%	$1,720	$1,597	8%
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
Cost of subscription revenue increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Hosting services and data center costs	8%	7%
Royalty costs	2	2
Amortization of intangibles	(2)	(1)
Total change	8%	8%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and the costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 primarily due to increases in compensation costs partially offset by decreases in professional and consulting fees.

Operating Expenses for the Three and Nine Months Ended September 1, 2023 and September 2, 2022

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Research and development	$881	$775	14%	$2,584	$2,214	17%
Percentage of total revenue	18%	17%		18%	17%
Sales and marketing	1,337	1,266	6%	3,983	3,671	8%
Percentage of total revenue	27%	29%		28%	28%
General and administrative	353	319	11%	1,041	879	18%
Percentage of total revenue	7%	7%		7%	7%
Amortization of intangibles	42	43	(2)%	126	127	(1)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,613	$2,403	9%	$7,734	$6,891	12%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Base compensation and related benefits	6%	6%
Incentive compensation, cash and stock-based	4	7
Hosting services and data center costs	2	1
Various individually insignificant items	2	3
Total change	14%	17%
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
Sales and marketing expenses increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Base compensation and related benefits	3%	4%
Incentive compensation, cash and stock-based	2	3
Professional and consulting fees	1	1
Marketing spend related to campaigns, events and overall marketing efforts	(2)	(2)
Various individually insignificant items	2	2
Total change	6%	8%

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
General and administrative expenses increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 due to the following:

	Components of % Change 2023-2022 QTD	Components of % Change 2023-2022 YTD
Professional and consulting fees	8%	10%
Base compensation and related benefits	4	5
Incentive compensation, cash and stock-based	2	3
Charitable contributions	(4)	(1)
Various individually insignificant items	1	1
Total change	11%	18%
Professional and consulting fees increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 primarily due to transaction costs associated with our planned acquisition of Figma.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 1, 2023 and September 2, 2022

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Interest expense	$(27)	$(28)	(4)%	$(85)	$(84)	1%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	6	(6)	**	12	(23)	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	67	6	**	157	5	**
Percentage of total revenue	1%	*		1%	*
Total non-operating income (expense), net	$46	$(28)	**	$84	$(102)	**
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
Other income (expense), net increased during the three and nine months ended September 1, 2023 as compared to the three and nine months ended September 2, 2022 primarily due to increases in interest income driven by higher average interest rates.

Provision for Income Taxes for the Three and Nine Months Ended September 1, 2023 and September 2, 2022

(dollars in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Provision for income taxes	$340	$320	6%	$1,046	$911	15%
Percentage of total revenue	7%	7%		7%	7%
Effective tax rate	20%	22%		21%	20%
Our effective tax rate decreased by approximately two percentage points for the three months ended September 1, 2023, as compared to the three months ended September 2, 2022, primarily due to an increase in the net tax benefit from effects of non-U.S. operations during the three months ended September 1, 2023. Our effective tax rate increased by approximately one percentage point for the nine months ended September 1, 2023, as compared to the nine months ended September 2, 2022, primarily due to a net tax expense related to stock-based compensation recorded during the nine months ended September 1, 2023, as compared to a net tax benefit related to stock-based compensation recorded during the year-ago period, partially offset by an increase in the net tax benefit from effects of non-U.S. operations during the nine months ended September 1, 2023.
Our effective tax rate for the three months ended September 1, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes. Our effective tax rate for the nine months ended September 1, 2023 was the same as the U.S. federal statutory tax rate of 21% as the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit were largely offset by state taxes.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $398 million as of September 1, 2023, primarily related to certain state credits.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $436 million and $307 million as of September 1, 2023 and September 2, 2022, respectively. If the total unrecognized tax benefits as of September 1, 2023 and September 2, 2022 were recognized, $307 million and $198 million would decrease the respective effective tax rates.
As of September 1, 2023 and September 2, 2022, the combined amounts of accrued interest and penalties related to tax positions taken on our tax returns were approximately $27 million and $14 million, respectively. These amounts were included in long-term income taxes payable in their respective years.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	September 1, 2023	December 2, 2022
Cash and cash equivalents	$6,601	$4,236
Short-term investments	$915	$1,860
Working capital	$2,076	$868
Stockholders’ equity	$15,776	$14,051
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	September 1, 2023	September 2, 2022
Net cash provided by operating activities	$5,705	$5,513
Net cash provided by (used for) investing activities	623	(501)
Net cash used for financing activities	(3,965)	(4,914)
Effect of foreign currency exchange rates on cash and cash equivalents	2	(72)
Net change in cash and cash equivalents	$2,365	$26
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.71 billion for the nine months ended September 1, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items and changes in operating assets and liabilities. The primary working capital sources of cash were increases in income taxes payable due to the deferral of federal estimated tax payments to the fourth quarter of fiscal 2023 and decreases in trade receivables driven by strong collections, partially offset by increases in short term prepaid expenses.
Cash Flows from Investing Activities
Net cash provided by investing activities of $623 million for the nine months ended September 1, 2023 was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures.

Cash Flows from Financing Activities
Net cash used for financing activities of $3.97 billion for the nine months ended September 1, 2023 was primarily due to payments for our common stock repurchases, the repayment of our 2023 Notes and taxes paid related to the net share settlement of equity awards. The above uses of cash were offset in part by proceeds from re-issuance of treasury stock related to our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of September 1, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
On September 15, 2022, we entered into a definitive agreement under which we intend to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock, subject to customary purchase price adjustments. Approximately 6 million additional restricted stock units will be granted to Figma’s Chief Executive Officer and employees that will vest over four years subsequent to closing. We continue to work toward closing the transaction, subject to obtaining regulatory approvals and satisfying customary closing conditions. We will be required to pay Figma a reverse termination fee of $1 billion if the transaction fails to receive regulatory clearance, assuming all other closing conditions have been satisfied or waived, or if it fails to close within 18 months from September 15, 2022. We expect to finance the cash portion of the consideration using cash on hand and debt instruments. While the transaction is pending, at a minimum we expect to maintain share repurchases sufficient to offset the dilution of equity issuances to our employees.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw credit agreement, providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price and related fees for our acquisition of Figma. The Term Loan is available for funding in a single drawing upon the closing of the Figma acquisition at any time prior to March 15, 2024 and will mature two years following the initial funding date. As of September 1, 2023, there were no outstanding borrowings under the Term Loan.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of September 1, 2023, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Senior Notes
We have $3.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of September 1, 2023, the carrying value of our senior notes was $3.63 billion and our maximum commitment for interest payments was $321 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.

Commercial Paper Program
Subsequent to September 1, 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes.
Contractual Obligations
Our principal commitments as of September 1, 2023 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the nine months ended September 1, 2023.
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
The recent U.S. Internal Revenue Service disaster-area tax relief allows for deferral of our federal estimated tax payments to the fourth quarter of fiscal 2023. As of the third quarter of fiscal 2023, we have deferred approximately $830 million of fiscal 2023 federal estimated tax payments.
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
During the nine months ended September 1, 2023, we repurchased a total of 9.7 million shares, including approximately 5.7 million shares at an average price of $396.43 through structured repurchase agreements entered into during fiscal 2022 and the nine months ended September 1, 2023, as well as 4.0 million shares at an average purchase price of $348.46 through an accelerated share repurchase agreement entered into during the first quarter of fiscal 2023.
During the third quarter of fiscal 2023, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $1 billion. As of September 1, 2023, $333 million of the prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to September 1, 2023, as part of the December 2020 stock repurchase authority, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Upon completion of the $1 billion stock repurchase agreement, $2.15 billion remains under our December 2020 authority.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended September 1, 2023, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 2, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of September 1, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Increasing regulatory focus on privacy and security issues and expanding laws and regulatory requirements could impact our business models and expose us to increased liability.
As a global company, Adobe is subject to global data protection, privacy and security laws, regulations and codes of conduct that apply to our various business units and data processing activities. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Adobe’s business. Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe and the Personal Information Protection Law (“PIPL”) in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information) and to implement our business models effectively. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Perception of our practices, products or services, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Standard Contractual Clauses) are the subject of regulatory interpretation and judicial decisions by the Court of Justice of the European Union. We continue to closely monitor for developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area (including the Trans-Atlantic Data Privacy Framework) and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The judicial questions and regulatory interpretations related to the validity of transfers using Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including China, Australia, New Zealand, Brazil, Hong Kong and Japan, have also established specific legal requirements for cross-border transfers of personal information and certain countries have also established specific legal requirements for data localization (i.e., where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our intellectual property portfolio is a valuable asset. Infringement or misappropriation of our patents, trademarks, trade secrets, copyrights and other intellectual property rights could result in lost revenues and ultimately reduce their value. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. We actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. We apply for patents in the United States and internationally to protect our newly created technology and if we are unable to obtain patent protection for the technology described in our pending patent applications, or if the patents are not obtained timely, this could result in revenue loss, or have other adverse effects on operations and harm our business. We offer our products and services in foreign countries and we may seek intellectual property protection from those foreign legal systems. Some of those foreign countries may not have as robust or comprehensive of intellectual property protection laws and schemes as those offered in the United States, and the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business. We also seek to protect our confidential information and trade secrets through the use of non-

disclosure agreements with our customers, contractors, vendors and partners. However, there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations, enforcing our rights may be difficult or costly.
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
We have $3.65 billion in senior unsecured notes outstanding. We have a $3 billion commercial paper program with no amounts outstanding as of September 27, 2023. We also have a $1.5 billion senior unsecured revolving credit agreement and a $3.5 billion delayed draw term loan agreement (together, “Credit Agreements”), both of which are currently undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
Our senior unsecured notes, commercial paper program and our Credit Agreements impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.
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
Our cash equivalent and short-term investment portfolio as of September 1, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, including from impacts of inflationary pressures and rising interest rates or as a result of other geopolitical pressures, such as the Russia-Ukraine war, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 1, 2023, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and we can provide no assurance that our investment portfolio will remain materially unimpaired.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Below is a summary of stock repurchases for the three months ended September 1, 2023. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$4,483
June 3—June 30, 2023
Shares repurchased	0.8	$444.16	0.8	$(333)
July 1—July 28, 2023
Shares repurchased	0.7	$491.66	0.7	$(333)	(2)
July 29—September 1, 2023
Shares repurchased	0.6	$518.16	0.6	$(334)	(2)

Total	2.1		2.1	$3,483
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In June 2023, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of September 1, 2023, approximately $333 million of the prepayment remained under this agreement.
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

Date: September 27, 2023

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat Sign
Adobe
Adobe Analytics
Adobe Audience Manager
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe Scan
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Journey Optimizer
Marketo
Marketo Engage
Workfront

All other trademarks are the property of their respective owners.