Form 10-K
period 2023-12-01
ADOBE INC.
filed 2024-01-17
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 2, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $165.53 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 5, 2024, 452.0 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 1, 2023, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of applicable securities laws, including statements related to product development plans and new or enhanced offerings; our business, artificial intelligence and innovation momentum; our vision for the digital world, innovation and AI; our market opportunity and future growth, market and AI trends, strategic investments; revenue, operating margin, operating efficiencies and annualized recurring revenue; industry positioning; and customer acquisition and retention. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report are based on information available to us as of the date of this report and involves risks, uncertainties and assumptions based on information available to us as of the date of this report. Such risks and uncertainties, many of which relate to matters beyond our control, could cause actual results to differ materially and adversely from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this report and elsewhere herein. The risks described herein and in Adobe’s other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2024, should be carefully reviewed. Undue reliance should not be placed on the financial information set forth in this report, which reflects estimates based on information available at this time. Adobe assumes no obligation to, and does not currently intend to, update these forward-looking statements.

PART I
ITEM 1.  BUSINESS
OVERVIEW
Adobe is a global technology company with a mission to change the world through personalized digital experiences. For over four decades, Adobe’s innovations have transformed how individuals, teams, businesses, enterprises, institutions, and governments engage and interact across all types of media. Our products, services and solutions are used around the world to imagine, create, manage, deliver, measure, optimize and engage with content across surfaces and fuel digital experiences. We have a diverse user base that includes consumers, communicators, creative professionals, developers, students, small and medium businesses and enterprises. We are also empowering creators by putting the power of artificial intelligence (“AI”) in their hands, and doing so in ways we believe are responsible. Our products and services help unleash creativity, accelerate document productivity and power businesses in a digital world.
OFFERINGS
We deliver a wide range of products, services and solutions to empower our customers and users to imagine and express ideas, create content and bring any digital experience to life. We focus our strategic investments in two areas of growth:
Digital Media. We provide products, services and solutions that enable individuals, teams, businesses and enterprises to create, publish and promote their content anywhere, and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and content creation. Our Digital Media segment is centered around Adobe Creative Cloud and Adobe Document Cloud, which include Adobe Express, Adobe Firefly, Photoshop, Illustrator, Lightroom, Premiere Pro, Acrobat, Acrobat Sign and many more products, offering a variety of tools for creative professionals (like photographers, video editors and game developers), communicators and other consumers. This is the core of what we have delivered to customers and users for decades, and we have continually evolved and expanded our Digital Media business model to provide our customers and users with a range of flexible solutions to help them reach their full creative potential.
Digital Experience. We provide an integrated platform and set of products, services and solutions through Adobe Experience Cloud that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences spanning from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite. The foundation of our offering is Adobe Experience Platform, which provides businesses and brands with an open and extensible system for customer experience management that transforms customer data into robust customer profiles that update in real time and uses insights to deliver personalized digital experiences across various channels.
We offer a comprehensive suite of products, services and solutions to our customers and users in our Digital Media business and Digital Experience business. In addition, our Adobe GenStudio solution bundles together certain Digital Media and Digital Experience products across Creative Cloud and Adobe Experience Cloud, allowing businesses to simplify their content supply chain process with generative AI capabilities and intelligent automation. We believe we are positioned to compete well in both the Digital Media and Digital Experience strategic areas where our mission to change the world through personalized digital experiences has never been more relevant as people seek new ways to create, collaborate and communicate and businesses continue to invest in digital transformation.
SEGMENTS
Our business is organized into three reportable segments:
•Digital Media;
•Digital Experience; and
•Publishing and Advertising.
These segments provide Adobe’s senior management with a comprehensive financial view of our key businesses. Our segments are aligned around our two strategic growth opportunities further described below, and our legacy products, services and solutions are contained within the third segment, Publishing and Advertising.
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2024 and beyond for each of our segments. See the section titled “Results of Operations” in Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of our Notes to Consolidated Financial Statements of this report for further segment information.
Digital Media
Opportunity
In today’s digital world, content and digital documents are fueling the global economy, and productivity, design and creativity have never been more relevant, providing a significant market opportunity for Adobe in digital media. Everyone has a story to tell and needs products and services at their fingertips to tell those stories on an ever-increasing number of canvases. AI- and generative AI-powered technologies are increasing this opportunity by growing the demand for and production of content. This shift is changing how creative professionals work by accelerating their processes, increasing their productivity, and allowing them to explore and create in new fields, while empowering new creators by dramatically lowering barriers to creativity. At the same time, creativity is increasingly a team sport that is redefining productivity, making quick and easy collaboration even more critical to every company’s success. Adobe is driving the innovation to shape these trends, democratize creativity, empower individuals to create wherever inspiration strikes and enable more effective collaboration between creators and stakeholders.
The flagship of our Digital Media business is Adobe Creative Cloud, a subscription service that allows subscribers to use our creative products integrated with cloud-delivered services across various surfaces and platforms. We believe in creativity for all, and Creative Cloud addresses the needs of all content creators, from creative professionals, such as artists, designers, developers, students, and administrators, to knowledge workers, marketers, educators, enthusiasts, communicators, and consumers. Our customers rely on our products for content creation, photo editing, design, video and animation production, mobile application (“app”) and gaming development, and more. Customers can choose between the speed and ease of Adobe Express, our AI- and template-first, task-based web and mobile app, or the greater power and precision of our flagship Creative Cloud apps. We believe we have significant opportunities to grow our Digital Media business by advancing every creative category across all surfaces; expanding content-first, task-based creativity with Adobe Express; enabling seamless collaboration across all stakeholders; inspiring the creative community through sharing and monetization; and expanding the user base of our tools through the infusion of AI into our products, services and solutions to enable users of any skill level to easily and efficiently create content using tools like Adobe Express while also enhancing the power and AI capabilities of our flagship apps for creative professionals.
Our Digital Media segment includes our Adobe Document Cloud business, a unified, cloud-based document services platform that integrates Adobe’s pioneering PDF technology with our Acrobat and Acrobat Sign apps to deliver fully digital document workflows across all surfaces. We have the opportunity to continue to accelerate document productivity with Adobe Document Cloud and transform how people view, share, collaborate, and engage with documents. Trillions of PDF documents are created every year, reflecting the important role PDF plays globally. There are hundreds of millions of users who engage with PDF files on a daily basis in industries such as legal, financial services, and publishing, as well as a broad array of communicators and Acrobat Reader customers who use the expanded capabilities provided by our Acrobat apps and the document services platform in Document Cloud.
Strategy
Our goal for our Digital Media business is to be a leading platform for creativity and digital document solutions, where we offer a range of products and services that allow anyone to design and deliver content seamlessly. We aim to achieve this goal by using data-driven customer engagement, driving product-led growth to allow our customers to create content and interact with documents in ways that are more frictionless, efficient and accessible, and meeting customer needs holistically to increase the value they derive from our services.
We are redefining the creative process with Creative Cloud to unleash everyone’s ability to imagine and express ideas. We are empowering anyone, including novice content creators, communicators and creative professionals, to create, edit, schedule and share content quickly and easily using Adobe Express, which employs capabilities from products like Photoshop, Premiere Pro and Acrobat to deliver the best of Adobe to customers at any level. We continue to integrate collaboration capabilities into our apps and workflows such as our native integration of Frame.io’s review and approval capabilities into Premiere Pro, After Effects, Adobe Illustrator and Adobe InDesign. We are expanding the capabilities of Creative Cloud on the web with the launch of Adobe Firefly and Photoshop on the web. We are also infusing AI into our creative apps as a co-pilot to help our customers and users work faster and smarter, with new models for images and vector graphics, and AI-powered video features natively integrated into our flagship products like Photoshop, Illustrator, and Premiere Pro. We are building our own foundation models in areas where we have domain expertise and which we believe are most relevant to our customers. Developing our own foundation models enables us to design Firefly to be commercially safe and in line with our AI Ethics principles of accountability, responsibility and transparency. In fiscal 2023, we introduced other innovations, such as new Adobe Firefly models, Text-Based Editing in Premiere Pro, Generative Fill and Generative Expand in Photoshop, Generative Recolor in Illustrator and Text to Image and Text Effects in Adobe Express.
We are pursuing new ways to inspire, empower and connect the creative community, such as through our Create Change series, our creative residency program, and supporting live, interactive tutorials with creators on Behance. We also offer a range of other creative products and services, including libraries of creative assets, such as Adobe Stock and Adobe Fonts, mobile-first apps, such as Lightroom Mobile, and Creative Cloud Libraries, a central place for users to store their assets. Further descriptions of our Digital Media products are included below under “Principal Products, Services and Solutions.”
In our Creative Cloud business, we employ our product-led growth strategy to minimize the friction of customer interactions and drive positive product experiences, which results in increasing customer adoption, usage, conversion, expansion and loyalty. We also continue to employ a pricing strategy, as appropriate, to migrate our customers to higher-value offerings as well as attract past customers and potential users to try out our products and ultimately subscribe. We use a data-driven operating model and our Adobe Experience Cloud solutions to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is the central destination where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. Our customers have the flexibility to subscribe to over twenty of our Creative Cloud products through a single subscription or, for many of our apps, through various collections of our individual subscriptions to point products. To better serve our current users and potential users, we offer free and premium levels for certain apps, such as Adobe Firefly and Adobe Express, and targeted packages and suites, such as our Photography Plan and Substance 3D Collection. Our generative AI capabilities are increasing the value of our existing subscription products, expanding our potential customer base and increasing engagement and retention through Generative Credits—credits that provide users and subscribers the ability to generate content with Firefly. The collaboration features across many of our products, such as in Photoshop on the web and Frame.io, help us to further expand our universe of customers beyond creative professionals to other stakeholders who use our products for review and approval, copywriting, social media marketing or other social content creation. We utilize channel partners to target mid-size creative customers with our Creative Cloud for Teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for Enterprise offering. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing customers, attract new customers and grow a recurring and predictable revenue stream that is recognized ratably.
In our Adobe Document Cloud business, we expect to drive sustained long-term revenue growth through an expansion of our customer base by continuing to employ our product-led growth strategy, deliver the best PDF experience on and across every platform, improve Acrobat web’s functionality and ease of use, and expand the number of digital document and workflow-based actions in Acrobat. We are driving innovation with Adobe Sensei, our cross-platform AI and machine learning technology, to make documents more intelligent and responsive. We are unlocking business workflows through PDF and Acrobat Sign Application Programming Interfaces (“APIs”), accelerating Document Cloud adoption through digital and direct sales, and deploying diversified go-to-market motions to reach all industries and businesses of all sizes. With over 50 million online searches for PDF-related actions per month, we intend to harness that demand and attract new users and customers to our Document Cloud services through Acrobat web, which allows anyone to quickly access tools to create, edit, convert, sign and compress PDFs through their web browser. As with our Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions and optimize our subscription-based pricing for individuals as well as small and medium businesses, large enterprises, and government institutions around the world. We utilize our corporate and volume licensing programs to increase our reach in our key markets and are continuing to focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, and on expanding into emerging markets. We will continue to engage in strategic partnerships to help expand our distribution reach and drive the enterprise business.
As our Document Cloud customers increasingly expect business processes to be seamless across surfaces and the web, we are expanding our Document Cloud capabilities to meet this need. Acrobat Reader is available on mobile, and features AI-powered “Liquid Mode” to automatically reformat PDFs for quick navigation and easier consumption on smaller screens. Acrobat is available on the web, delivering quick results for common PDF actions with a single click. Adobe Scan powers mobile devices with scanning capabilities, transforming paper documents into full-featured PDFs. Acrobat Sign also provides a green alternative to costly, paper-based solutions and offers a convenient solution for customers to digitally manage their documents, automate processes and contract workflows, and is integrated into Acrobat across all surfaces. By using Adobe Sensei to enhance customer experiences and adding new capabilities to Acrobat, Adobe Scan and Acrobat Sign, we help our customers and users continue to migrate away from paper-based processes and adopt our solutions for personalized, digital document experiences, growing our revenue with this business in the process.
Digital Experience
Opportunity
Consumers today buy experiences, not just products, and they demand personalized digital experiences that are relevant, engaging, seamless and secure across an ever-expanding range of channels and surfaces. Business customers increasingly have the same expectations, driving business-to-business (“B2B”) companies to deliver equally engaging and seamless experiences as business-to-consumer (“B2C”) companies. With AI-powered automation and personalization, people and brands will increasingly stand out through unique creative expression, and the future of experiences across industries and everyday life will become increasingly personalized. Delivering the best, personalized experience to a consumer at a given moment requires the right combination of data, insights and content across multiple channels in real time and at scale. We have a strategic opportunity to provide solutions that enable real-time personalization at scale and accelerate our customers’ content supply chain, with a streamlined and coordinated process from content ideation through deployment and measurement and optimization. Marketing is also increasingly evolving from a centralized discipline to a multi-practitioner, cross-functional, collaborative field, and marketing and IT teams are looking for a return on investment to demonstrate the business impact of their transformation initiatives.
Adobe Experience Cloud is powering digital businesses by helping them provide exceptional personalized experiences to their customers via a comprehensive suite of solutions. Addressing the challenges of customer experience management is a large and growing opportunity and we are in position to help businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
Strategy
Our goal is to be a leading provider of cloud-based solutions for delivering digital experiences and enabling digital transformation. The Adobe Experience Cloud apps and services are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. The Adobe Experience Platform further strengthens our differentiation by offering a way to connect our comprehensive set of solutions. Further descriptions of our Digital Experience products are included below under “Principal Products, Services and Solutions.”
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our products, including Adobe Analytics, Customer Journey Analytics, Adobe Product Analytics, and our Real-time Customer Data Platform, deliver actionable data in real time to provide highly tailored and adaptive experiences across platforms.
•Content and commerce. Our products help customers manage, deliver, monetize, and optimize content delivery through Adobe Experience Manager and build multi-channel commerce experiences for B2B and B2C customers on a single platform with Adobe Commerce.

•Customer journeys. Our products help businesses manage, test, target and personalize customer journeys delivered as campaigns across B2B and B2C use cases, including through Adobe Marketo Engage, Adobe Campaign, Adobe Target and Adobe Journey Optimizer.
•Marketing planning and workflow. Our products help businesses intelligently measure, optimize, and plan marketing investments through the Adobe Mix Modeler, and allow businesses to strategically plan, manage, collaborate, and execute on workflows for marketing campaigns and other projects at speed and scale with our enterprise work management app, Adobe Workfront.
Our goal is to deploy our capabilities to help enterprises generate highly engaging experiences, enable content creators to enhance creativity and scale content production, and provide marketing strategists with recommendations to improve marketing strategy and enhance the delivery of personalized customer journeys. We believe innovations like Adobe Sensei and Adobe Sensei GenAI—our collection of natively embedded AI services in Adobe Experience Cloud that enable the delivery of more relevant and personalized customer journeys—enhance the delivery and personalization of digital experiences. Adobe Experience Cloud offers domain-specific AI services in areas such as attribution and automated insights, customer journey management, lead management, sentiment analysis, one-click personalization, enhanced anomaly detection and more that work with Adobe Experience Platform to augment our Experience Cloud product offerings. We are also building generative AI into our Adobe Experience Cloud product offerings, such as the updated Adobe Experience Manager. By building on these features and capabilities, we increase the value we provide our customers and create a competitive differentiation in the market.
Adobe Experience Cloud offers an open platform and ecosystem through the Adobe Experience Platform. Adobe Experience Platform’s open system transforms user data from across Adobe solutions and third-party software into robust customer profiles. Adobe customer profiles are updated in real time and include AI-driven insights, allowing a brand to deliver the right customer experiences across channels. This open architecture offers scalability with a wide variety of supporting products and services empowers users to quickly develop innovative apps to interact with customers and enables a broad industry ecosystem.
To drive growth of Adobe Experience Cloud, we focus on delivering customer engagement, growth within existing customer accounts, product differentiation and the best customer experience management solutions for B2B and B2C buyers across enterprise and mid-market segments. Within our established base of customers, we intend to pursue growth through a scaled go-to-market approach focused on C-suite partnerships, transformational accounts, continued customer acquisition, customer value realization and solution expansion. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We also maintain several strategic partnerships with other technology companies that allow us to increase our market reach. We have made significant investments to broaden the scale and size of all these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2024 and beyond.
Publishing and Advertising
Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web app development, high-end printing and our Adobe Advertising offerings. Graphics professionals and professional publishers continue to require quality, reliability and efficiency in production printing, and our Adobe PostScript and Adobe PDF printing technologies provide advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are well positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for this industry.
Adobe Advertising delivers an end-to-end, demand-side platform for managing advertising across digital formats and simplifies the delivery of video, display and search advertising across channels and screens.
We generate revenue in our legacy Publishing products and services by licensing our technology to original equipment manufacturers that manufacture workflow software, printers and other output devices, and we generally generate revenue in Advertising through usage-based offerings.

COMPETITION
Overview
We participate in a rapidly evolving, highly competitive global environment, where our competitors vary by industries and range from large multinational enterprises to smaller entities with specialized and focused product offerings. Across our business, we recognize hundreds of competitors worldwide. The markets for our products and services are characterized by new industry standards, evolving distribution models, rapid technology innovation, frequent product introductions and short product life cycles. Our future success will depend on our ability to enhance our existing products, services and solutions and introduce new ones on a timely and cost-effective basis, accurately predict and meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technologies into new apps and anticipate emerging standards, business models, software delivery methods and other technological changes.
A summary of the competitive environment for each of our business segments is included below. See the section titled “Risk Factors” contained in Part 1, Item 1A of this report for additional information regarding risks related to competition.
Digital Media
Our Digital Media segment faces competition from large, established companies as well as a variety of point offerings, free products, websites, downloadable apps and other products and offerings. We compete in a rapidly evolving and growing market and face significant direct or indirect competition from:
•software companies and AI companies;
•device, hardware and camera manufacturers, including those that integrate software for digital media, such as photo and video;
•proprietary and open-source web-authoring tools;
•mobile-first apps;
•web native tools and platforms;
•social media platforms that provide digital media offerings, including editing capabilities;
•providers of stock content;
•digital document creation, storage, collaboration and signing providers; and
•operating system developers that integrate digital media document viewers and markup features with their operating systems.
We believe competitive factors in our markets include:
•brand, product features and functionalities;
•integration with related tools, third-party apps and workflows;
•the intuitiveness and visual appeal of user interfaces;
•demonstrable cost-effective benefits to customers;
•pricing;
•the flexibility of services to match changing business demands;
•usability and accessibility across surfaces and platforms;
•success in educating customers in how to utilize services effectively;
•the ability to create and use AI models and integrate AI capabilities for digital media generation and editing; and
•responsible and secure data handling and storage protocols.

We attract customers in this segment through our broad and comprehensive array of products and services, which are powerful, standalone tools that also work well together and complement one another as part of Creative Cloud or Document Cloud. With Creative Cloud, we believe we compete well with our features and functionality, AI models, ease of use, product reliability, value and performance characteristics. With Adobe Firefly, we believe we compete well by offering generative AI capabilities that are natively integrated into our products and designed to be safe for commercial use. With Adobe Express, we believe we compete well by making our creative technologies accessible to a wide audience and enabling easy-to-use, efficient content creation, collaboration and sharing for quick projects. With Document Cloud, we believe we compete well through our PDF offerings, features and functionalities that are critical tools for millions of business communicators, and our brand.
Digital Experience
Our Digital Experience segment competes in markets that are growing and evolving rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from:
•large, established companies, including large enterprise software, internet and database management companies;
•point product solutions and focused companies;
•new companies constantly entering the digital experience markets;
•companies that provide Software-as-a-Service (“SaaS”) solutions to customers, generally through the web and software that is installed by customers directly on their servers; and
•customers’ or potential customers’ internally-developed apps.
We believe competitive factors in our markets include:
•the proven performance, security, scalability, flexibility and reliability of services;
•the strategic relationships and integration with third-party apps;
•the intuitiveness and visual appeal of user interfaces;
•demonstrable cost-effective benefits to customers;
•pricing;
•the flexibility of services to match changing business demands;
•enterprise-level customer service and training;
•brand;
•data governance features and functionality;
•the usability of services;
•real-time data and reporting;
•independence from portals and search engines;
•the ability to deploy the services globally;
•success in educating customers in how to utilize services effectively; and
•the integration and customization of high-quality AI models and the ability to customize and use such AI models.
We believe we compete well with our enterprise and low-cost alternatives based on many of these competitive factors, including:
•our strong feature set;
•the breadth of our offerings, which work well together and complement one another as part of Adobe Experience Cloud;

•our focus on global, multi-brand companies;
•provision of AI through Adobe Sensei AI services;
•our intuitive user experience;
•tools for building multi-screen;
•tools for managing data across apps and geographies;
•cross-channel apps;
•standards-based architecture;
•scalability;
•connecting content creation with digital experience delivery, personalization and optimization; and
•performance.
Publishing and Advertising
Our Publishing and Advertising segment faces competition from large-scale publishing systems and Extensible Markup Language-based publishing companies and smaller desktop-publishing products. Our web conferencing product faces competition from a number of established products from other large software companies. Competition involves a number of factors, including product features, ease-of-use, the level of customization and integration supported, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, their complementarity with our Creative Cloud, Document Cloud and Digital Experience products and our strong brand among users.
PRINCIPAL PRODUCTS, SERVICES AND SOLUTIONS
Digital Media Offerings
Creative Cloud
Adobe Creative Cloud is a cloud-based subscription to a collection of apps that enables creative professionals and enthusiasts alike to express themselves and collaborate with apps and services for photography, design, video, social media, and more that connect across surfaces, platforms and geographies. Subscribers have access to cloud storage to easily sync, access, collaborate and share their work, files and assets.
Creative Cloud paid plans include the Adobe Firefly web app, the premium version of Adobe Express, and AI-powered features natively integrated throughout Photoshop, Illustrator and Premiere Pro. Creative Cloud, Adobe Firefly, and Adobe Express paid plans include a monthly allocation of Generative Credits, which are tokens that enable subscribers to use our generative AI features to generate content using text-based prompts. All apps listed below and many more are available through subscriptions to Creative Cloud (except Substance 3D apps, which are sold separately through the Adobe Substance 3D Collection plan). The Creative Cloud All Apps subscription offering includes Adobe Acrobat for creating, converting and editing PDFs, which is also available as a standalone product on Adobe.com. Many of our apps are also available as a point product subscription.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app, with powerful editing and effects tools to transform photos. It is available on desktop, iPad and through a web version. Features introduced in fiscal 2023 include Generative Fill and Generative Expand, which allow customers to use text prompts to quickly create, add to, remove, or replace images, or expand the borders of an existing image with AI-generated content without leaving Adobe Photoshop. Adobe Lightroom is our cloud-based photo service that allows subscribers to edit, organize, store and share photos across desktop, tablet, mobile devices and the web. Features introduced in fiscal 2023 include Lens Blur to blur the background or foreground by making a depth map of the photo using Adobe Sensei, the Denoise feature to remove noise in RAW photos and People Masking features to automatically select and edit facial hair and clothing. In addition to individual subscriptions to Photoshop and Lightroom, we offer a Photography Plan, which is a more limited cloud-based offering than Creative Cloud, targeted at photographers and photo enthusiasts and includes Photoshop, Lightroom and Lightroom Classic.

Adobe Illustrator and Adobe Fresco
Adobe Illustrator is our industry-standard vector graphics app for desktop and iPad used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media—print, web, interactive, video and mobile—from web and mobile graphics to product packaging to book illustrations and billboards. Features introduced in fiscal 2023 include Generative Recolor, which enables users to generate different color palettes using text prompts and apply them to their illustrations. Adobe Fresco is our illustration app, available as a free or premium version on various surfaces, that brings together the world’s largest collection of vector and raster brushes and Live Brushes, powered by Adobe Sensei, to deliver a natural painting and drawing experience.
Adobe Premiere Pro
Adobe Premiere Pro is a nonlinear video editing app used by filmmakers, TV editors, YouTubers and videographers. Customers can import and combine various types of media, from video shot on a mobile device to 8K to virtual reality, and then edit in its native format without transcoding. Automated tools and workflows for color, graphics, audio and immersive 360/VR make the editing process more efficient. Premiere Pro offers Text-Based Editing, which allows users to review transcripts or search for keywords to find and edit the right content faster.
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects app used by a wide variety of animators, designers and compositors to create cinematic movie titles, add effects and create animations. With an AI-enhanced Roto Brush, users can cut out objects from footage faster and more accurately than ever. After Effects works together seamlessly with other Adobe apps such as Premiere Pro, Photoshop, Illustrator and Adobe Audition, as well as third party software and hardware partners.
Adobe InDesign
Adobe InDesign is a design and layout app for print and digital media. Our customers use it to create, preflight and publish a broad range of content including books, eBooks, digital magazines, posters and interactive PDFs for print, online and tablet app delivery. Tight integration with other Adobe offerings such as Photoshop, Illustrator, Acrobat, Adobe Stock, Adobe InCopy and Adobe Experience Manager expands InDesign’s capabilities and allows customers to collaborate and share content, fonts and graphics across projects. Customers can also access Adobe’s digital publishing capabilities from within InDesign to create and publish engaging apps for a broad range of surfaces.
Adobe Express
Adobe Express is our all-in-one creativity app with an array of AI-first capabilities directed towards first-time creators and communicators that enables easy-to-use video, marketing, and social content creation. Users can easily design high-impact design elements, engaging videos and images, resumes, PDFs, animation and content ready for Instagram, TikTok and other social channels and platforms. The app features guided tools, one-click solutions for quick projects, simple drag and drop functions, collaboration tools, thousands of templates and access to more than 20,000 fonts and the entire Adobe Stock photo collection, and allows users to easily plan, schedule, preview, and publish content all from one place. Firefly integrated into Adobe Express makes it possible to quickly generate custom images and text effects from text prompts in over 100 languages and is designed to be commercially safe. Adobe Express includes both free and premium features. With Adobe Express, Premium Creative Cloud subscribers can easily access, edit and work with creative assets from Photoshop and Adobe Illustrator directly, or add linked files into Adobe Express that always stay in sync across apps.
Adobe Firefly
Adobe Firefly is our family of creative generative AI models and standalone web app for exploring AI-assisted creative expression. Firefly’s foundation generative AI models allow users to generate images, text effects, design templates, and vector graphics using a text description. Firefly AI models include a version of the Firefly Image Model, a Firefly Vector Model that generates fully editable vector graphics from text prompts, and a Firefly Design Model that generates fully editable design templates. Adobe Firefly supports text prompts in more than 100 languages. In addition, with Adobe Firefly for Enterprise, certain businesses are eligible to obtain an intellectual property indemnification for AI-generated content generated by most Firefly-powered workflows. Adobe Firefly-powered generative AI features are also available in Adobe Photoshop, Adobe Illustrator, Adobe Express and Adobe Stock. Adobe Firefly is available for free with a limited number of Generative Credits per month. Once that limit is reached, users and subscribers can buy additional Generative Credits through a Firefly paid subscription plan.
The content that Adobe Firefly generates is designed to be commercially safe because the Adobe Firefly generative AI model is trained on licensed content, such as Adobe Stock, and public domain content for which copyright has expired. Every asset created using Adobe Firefly includes Content Credentials to indicate that generative AI was used, bringing more trust and transparency to digital content. Content Credentials are verifiable details that serve as a digital “nutrition label” and can show information including an asset’s name, creation date, tools used for creation and any edits made.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates, audio and 3D assets, for all their creative projects. Adobe Stock is built into our Creative Cloud apps, including Photoshop, Illustrator, InDesign and Adobe Express, enabling users to search, browse and add assets to their Creative Cloud Libraries and instantly access them across all connected surfaces. Adobe Stock assets include free and paid collections and may be licensed directly within Adobe’s apps, through stock.adobe.com or as a multi-asset subscription.
Frame.io
Frame.io is our cloud-native creative collaboration platform that streamlines the production of creative assets by enabling creative professionals and key project stakeholders to collaborate with real-time upload, review and approval, frame-accurate commenting, annotations and more—now with support for still images, design files and PDFs. Frame.io is directly integrated with Premiere Pro and After Effects to allow video creators to request and receive streamlined frame-specific comments directly in those apps. Frame.io’s Camera to Cloud functionality allows creators automatically to upload footage from cameras and other recording devices on set directly into Frame.io for review, with integrations with still image cameras that can connect natively to the platform.
Substance 3D Collection
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
Behance
Behance is a social community for creators to showcase and discover creative work online and live-stream their skills and creations from Creative Cloud apps. Adobe Portfolio allows users to quickly and simply build a fully customizable and hosted website that seamlessly syncs with Behance.
Adobe Document Cloud
Adobe Document Cloud is a cloud-based subscription offering that enables complete, reliable and automated digital document and signature workflows across desktop, mobile, web and third-party enterprise apps to drive business productivity for individuals, teams, small businesses and enterprises. With Document Cloud, users can create, review, approve, sign and track documents and store them in the cloud for easy access and sharing across surfaces. Document Cloud includes Adobe Acrobat, Acrobat Sign, Adobe Scan and other apps and API services that work standalone or integrate with users’ existing productivity apps, processes and systems.
All the apps listed below are available through a subscription to Adobe Acrobat. With the Acrobat Standard plan, subscribers can convert, edit, request signatures, and protect PDFs. With the Acrobat Pro plan, subscribers have full convert and edit capabilities, advanced e-signature features including bulk send and custom branding, advanced protection, and additional PDF features. We also offer Adobe Acrobat subscription plans for teams and enterprises. Acrobat Sign is included in Adobe Acrobat subscriptions for individuals and teams. Document Cloud for enterprise includes Acrobat, Acrobat Sign, and APIs including third-party partner integrations. Adobe Acrobat Reader and Adobe Scan are also separately available as free downloads.

Adobe Acrobat
At the heart of Adobe Document Cloud is Adobe Acrobat, our comprehensive PDF solution with a full set of tools to convert, edit, share and sign PDFs across various surfaces and platforms. Acrobat enables automated, collaborative workflows with a rich set of commenting, editing and sharing tools and direct integration with Acrobat Sign. Acrobat’s unified Share button combines sharing a link, sending the file by email, and sharing a file with others into one streamlined action, simplifying the sharing and review experience. Our Acrobat Chrome and Edge extensions allow users to access our Acrobat tools without leaving the web browser. Acrobat is offered on a standalone basis and in our Creative Cloud All Apps subscription offering.
Adobe Acrobat Reader
Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of PDF documents on a variety of surfaces and platforms, offers features to create, edit, export, combine, share and collaborate on PDF documents, including the “Liquid Mode” feature powered by Adobe Sensei that automatically reformats PDFs for quick navigation and consumption on mobile devices. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in the Adobe Document Cloud, or other third-party cloud storage services.
Adobe Scan
Adobe Scan can be used for free on mobile devices to provide scanning capabilities in the pocket of every person. It captures paper documents as images and transforms them into full-featured and versatile PDFs via Adobe Document Cloud services for instant sharing with others. Optical character recognition allows users to convert scanned documents into editable, searchable PDF files instantly.
Acrobat Sign
Our cloud-based e-signature service, Acrobat Sign, allows users securely to send any document electronically for signature across surfaces. Through web and mobile apps, Acrobat Sign enables users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Acrobat Sign also integrates with users’ enterprise systems through a comprehensive set of APIs and Adobe Experience Manager Forms and Advanced Workflows for Acrobat Sign, to create forms and provide seamless experiences to customers across web and mobile sites.
Digital Experience Offerings
Adobe Experience Cloud is a comprehensive collection of best-in-class products, services and solutions to manage the customer experience, all integrated onto a cloud platform, along with service, support and an open ecosystem. Adobe Sensei uses AI and machine learning technology to analyze large amounts of data and make intelligent in-app recommendations, automate repetitive tasks, and drive real-time decisions within our products. Adobe Sensei GenAI allows customer experience and marketing teams to use natively embedded generative AI to deliver more accurate and personal customer journeys.
Experience Cloud is comprised of the following sets of solutions for our customers: Adobe Experience Platform, Data Insights and Audiences, Content and Commerce, Customer Journeys and Marketing Planning and Workflow, which are each described below.
Adobe Experience Platform
Adobe Experience Platform is a purpose-built platform for customer experience management that helps users collect, connect and activate known and unknown customer data from every interaction across sources and channels in real time to create robust, unified customer profiles. Adobe Experience Platform standardizes data for intelligence and profile creation and provides an open and extensible cloud infrastructure, real-time updates, and AI-driven insights and scalability. Adobe Experience Platform also offers Query Service and Data Science Workspace, which enable users to gain deeper insights from stored datasets and customer journey intelligence. These tools leverage predefined data-driven operational best practices, AI and business intelligence to enable and optimize real-time decisions, actions and business processes. Users can leverage Adobe Experience Platform to activate AI-driven insights across all Adobe Experience Cloud apps in near real time.
Data Insights and Audiences
Our Data Insights and Audiences solutions enable users to stitch together data from across the consumer journey into a single view to provide insights based on every interaction in real time, easily share data and analyses across teams and organizations and use AI and machine learning to optimize personalization. The following is a brief description of our products for Data Insights and Audiences.

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
Adobe Product Analytics
Adobe Product Analytics enables product teams to self-serve data and insights about their product experience through guided analysis workflows built on cross-channel data from Customer Journey Analytics. This cross-functional analytics suite allows product teams to partner closely with their marketing and customer experience counterparts to coordinate and deliver more personalized customer experiences across all channels using a single source of data, audience, and metrics. Adobe Product Analytics has native integrations across Adobe Experience Platform, including integrations with Adobe Journey Optimizer and Real-Time Customer Data Platform that allow product owners to act immediately by publishing real-time audiences for activation.
Customer Journey Analytics
Our Customer Journey Analytics service, built on Adobe Experience Platform, brings a powerful set of analytics tools that allow brands to interactively explore and visualize the end-to-end customer journey across multiple channels and utilize AI-powered insights, while making such analytics more accessible across their organization, to ensure that customer journeys flow seamlessly regardless of channel.
Real-Time Customer Data Platform
Adobe’s Real-Time Customer Data Platform is an app service that delivers real-time personalization at scale to enable our enterprise customers to bring together their internal and external, known and unknown customer data to activate real-time customer and account profiles that allow for B2C and B2B marketers to deliver timely, relevant experiences across channels. It does so by activating Adobe Experience Platform’s unified customer profiles across channels to leverage intelligent decision making throughout the customer journey and deliver hyper-personalized experiences across all known channels and surfaces. The Real-Time Customer Data Platform utilizes an open and extensible architecture that allows integration with a variety of data sources and activation touchpoints and provides continuous data refreshes to keep customer profiles updated in near real time.
Content and Commerce
Our Content and Commerce solutions help our customers manage, deliver, personalize and optimize content across web, mobile and app interfaces, as well as enable shopping experiences that scale from mid-market to enterprise businesses, across surfaces and channels. The following is a brief description of our products for Content and Commerce.
Adobe Experience Manager
Adobe Experience Manager combines digital asset management with a content management system and an end-to-end digital document solution. Adobe Experience Manager Sites provides a marketer and developer-friendly content management system built on a scalable, cloud-native foundation to create and deploy personalized experiences across every channel. Adobe Experience Manager Assets offers cloud-native digital asset management to create, manage, deliver and optimize personalized experiences at scale. Adobe Experience Manager Forms provides a cloud-native and scalable solution for personalized end-to-end digital customer onboarding and enrollment, enabling users to create, manage, publish and approve forms and documents.
Adobe Experience Manager Screens allows customers to connect online and in-venue experiences through digital signage, and Adobe Developer App Builder, which provides a set of tools and services to developers to extend Experience Manager to customers’ existing infrastructure and apply unique parameters to make the UI look and feel unique for their organizations.
Adobe Commerce
Adobe Commerce offers a highly customizable, end-to-end e-commerce platform to manage, personalize and optimize the commerce experience for physical and digital goods across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences across B2C, B2B and direct-to-consumer. Based on an open-source ecosystem with thousands of third-party extensions, Adobe Commerce extends beyond the online shopping cart to shoppable experiences, with actionable data analysis and automated back-end workflows, native integrations with other Adobe products, such as Analytics, Target, Experience Manager and Creative Cloud and the capability to be scalable and extensible.
Customer Journeys
Our Customer Journeys solutions enable our customers to manage and orchestrate individual cross-channel campaigns that encourage meaningful customer experiences, personalize content and deliver optimized experiences at scale that are important to each of their customers and plan, orchestrate and measure engagement with their prospects and consumers at every stage of the customer journey. The following is a brief description of our products for Customer Journeys.
Adobe Marketo Engage
Adobe Marketo Engage is a customer experience management solution optimized for B2B, cross-channel campaigns by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Capabilities include lead nurturing and management, predictive account profiling for creating account-based experiences, integrated sales app and integrations with third-party marketing apps and Adobe Experience Cloud. Adobe Marketo Engage simplifies how companies plan, orchestrate and measure engagement at each stage of the customer experience, and allows companies to better align marketing and sales to engage high priority accounts.
Adobe Campaign
Adobe Campaign is optimized for managing B2C cross-channel marketing campaigns. Adobe Campaign enables marketers to orchestrate the entire consumer journey and use consumer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across channels, including email, mobile and offline, and determined by their consumers’ behaviors and preferences. Adobe Campaign’s features also include AI-powered email management, multidimensional targeting, in-app messaging and dynamic, customizable reports to analyze success.
Adobe Target
Adobe Target is an AI- and machine learning-driven personalization engine that lets our customers test, target and optimize content across channels. With Adobe Target, our customers have the tools they need to create omnichannel personalized experiences and create A/B and multivariate tests, done at scale through AI-powered automation so they can quickly discover the best consumer experience and deliver that experience across all touchpoints.
Adobe Journey Optimizer
Adobe Journey Optimizer is a scalable app built on the Adobe Experience Platform that allows brands to orchestrate and deliver personalized, connected customer journeys across any app, surface, screen, or channel. With this solution, brands can manage inbound customer engagement with outbound omnichannel campaigns and offer personalized content based on real-time profiles, data-driven insights, cloud-native scalability and API extensibility, all within a single app. Our enterprise customers can trigger individual consumer journeys and use real-time insights to personalize that journey, as well as visually map individual journeys across systems in an intuitive, workflow-based interface. Adobe Journey Optimizer also allows businesses to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
Marketing Planning and Workflow
Adobe Workfront
Adobe Workfront provides a unified work management app to enable teams to work more efficiently, with tools to strategize, plan, execute, review and deliver on complex workflows. Integrations with Creative Cloud and Adobe Experience Manager Assets allow our enterprise customers to scale content production with greater speed and efficiency.
Adobe Mix Modeler
Adobe Mix Modeler is a self-serve solution powered by Adobe Sensei that helps organizations measure, optimize, and plan marketing investments. Adobe Mix Modeler applies machine learning models that provide insights via cross-channel, summary datasets in Adobe Experience Platform on the historic and future impact of marketing investments on key business goals. This holistic understanding of the top-to-bottom impact of campaigns enables marketers to measure, plan, monitor, and adjust all marketing campaigns in a single app.
Other Products, Services and Solutions
We also offer a broad range of other enterprise and digital media products, services and solutions. Information about other products, services and solutions not referenced here can be found on our corporate website, adobe.com.
OPERATIONS
Marketing and Sales
We market our products, services and solutions directly to enterprise customers through our sales force and local field offices and directly to consumers. We license our products to end users through app stores and our own website at adobe.com. We offer many of our products via a SaaS model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. Beginning in late 2023, we offer subscriptions with Generative Credits for generative AI creation with Firefly. We also market and distribute our products through sales channels, which include distributors, retailers, software developers, mobile app stores, systems integrators, independent software vendors and value-added resellers, as well as through original equipment manufacturer and hardware manufacturer customers.
Our local field offices include locations in Armenia, Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Republic of Moldova, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom and the United States.
We sell most of our products through a software subscription model where our customers purchase access to a product for a specific period during which they always have rights to use the most recent version of that product. We also license perpetual versions of certain products with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
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
Consulting Services
We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries and customer segments. Our customers continually seek to integrate across Adobe’s products and cloud solutions and engage our professional services teams for their expertise in leading customers’ digital strategies, multi-solution integrations and in running customer platforms. Using our methodology, our professional services teams can accelerate customers’ time to value and maximize customers’ return on their investment in Adobe solutions.
Another key component of Adobe’s strategy is developing a large partner ecosystem to expand the availability of Adobe solutions in the global marketplace. To assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services offered in the program provides systems integrators, agencies and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running customer platforms. We believe that through these programmatic services and support, our joint customers benefit greatly from the combination of Adobe technology and the deep customer context that our partners represent.
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
Digital Learning Services
Adobe Customer Solutions offers a comprehensive portfolio of learning and enablement services to assist our customer and partner teams in the use of our products, including those within Digital Experience, Digital Media and other legacy products, services and solutions. Our training portfolio includes a large number of free online self-service learning options on learning.adobe.com. Adobe Digital Learning Services also has an extensive portfolio of fee-based learning programs including a wide range of traditional classroom, virtual and on-demand training and certifications delivered by our team of training professionals and partners across the globe.
These core offerings are complemented by our custom learning services, which support our largest enterprise customers and their unique requirements. Solution-specific skills assessments help our enterprise customers objectively assess the knowledge and competencies within their marketing teams and tailor their learning priorities accordingly.
Investments
From time to time, we make direct investments in privately held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes, as they often increase our knowledge of technological developments in the industry and expand our opportunities to provide Adobe products, services, and solutions.
RESEARCH & DEVELOPMENT
With the speed of innovation and technological change that characterizes the software industry, a continuous high level of investment is required for the research and development of the cutting-edge technologies that lead to the development of new products, services and solutions and the continual enhancement of existing products, services and solutions. Our Adobe Research team of research scientists, engineers and designers help turn ideas into technologies that power the future of our products, services and solutions. We are investing, and intend to continue to invest, in research and development to strengthen our existing products, services and solutions, and to expand our offerings across our Creative Cloud, Document Cloud, Experience Cloud and the next generation of AI, machine learning and deep learning-driven tools and features to solve problems in areas such as content understanding and generation, recommendations, personalization and more.
In addition to our own research and development, we acquire products or technology developed by others by purchasing the stock or assets of the business entity that owns the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit or a percentage of the revenue generated by those programs.
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
We license our desktop software and mobile apps to users under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure and transfer. Similarly, cloud products and services are provided to users under ‘click through’ or signed agreements containing restrictions on access and use. Our enterprise customers license our hosted offerings as SaaS or Managed Services via agreements based on our enterprise licensing terms.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop apps with the same functionality as our apps. Policing unauthorized use of our technology and intellectual property rights is difficult. We believe that our subscription-based business model combined with the increased focus on cloud-based computing has and may continue to improve our efforts to combat the pirating of our products.
HUMAN CAPITAL
Our culture is built on the foundation that our people and the way we treat one another promote creativity, innovation and performance, which spur our success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ wellbeing, and foster their growth and development. As of December 1, 2023, we employed 29,945 people, of which 50% were in the United States and 50% were in our international locations. During fiscal 2023, our total attrition rate was 7.4%. We have not experienced work stoppages and believe our employee relations are good. Our employee listening program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about employee programs, talent risks, management opportunities, employee networks and more. In fiscal 2023, 80% of our employees participated in our most recent engagement survey.
Digital transformation and the COVID-19 pandemic have fundamentally changed how people work, and we are leaning into digital-first workflows, tools and resources to enable us to be productive, wherever we are. We also believe in the value of people being together—fostering trust, relationships and collaboration and innovation. We have evolved into a hybrid model, in which employees who are assigned to an office can divide their work between the office and home about half the time. We continue to pilot, test and iterate our approach to support new ways of working and evolving the employee experience.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives.
Compensation, Benefits and Wellbeing
We offer fair, competitive compensation and benefits that support our employees’ overall wellbeing. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. We believe this alignment, whether through equity awards issued by Adobe or employee participation in our employee stock purchase plan, provides employee shareholders with meaningfully deeper connections to us and contributes to our long-term success. Our wellbeing and benefit programs focus on four key pillars: physical, emotional, financial and community. We offer a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave, including company-wide global wellbeing days for employees to take a break from work and take care of themselves, and retirement and financial support. We provide emotional and mental wellbeing services through our Employee Assistance Program and a variety of interactive apps. Our wellness reimbursement of up to $600 per year for each eligible employee, lifestyle coaching, global wellbeing speaker series and ergonomic programs help to support employees’ physical and emotional wellbeing. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals. To build community, we bring together our employees through onsite events, discussion groups, messaging forums and our Employee Networks to share stories and engage with one another.
Growth and Development
Our employees are given the opportunity to drive their own career development. The Global Talent Development team creates programs to support leaders, managers and employees in their career growth and personal development. In addition to the content created in house, employees also have access to on-demand content via several industry-leading learning platforms. Through Adobe’s Learning Fund, employees are eligible to receive up to $11,000 per year toward university and short-term learning opportunities.
We are committed to enabling a culture that celebrates talent sharing, career development and agility across Adobe. We post all roles internally first before sharing them externally and provide resources to make the internal job search easier for employees. We also provide forums for managers and employees to have regular conversations about their career and contributions throughout the year.
Diversity and Inclusion
Adobe for All is our vision to advance diversity, equity and inclusion across Adobe. We recognize that when people feel respected and included, they can be more creative, innovative and successful. As of December 1, 2023, women represented 35.3% of our global employees, and underrepresented minorities (“URMs,” defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 11.6% of our U.S. employees.
We have a three-pillar strategy to grow the diversity of our workforce over time, on which we have continued to drive progress during fiscal 2023:
•Workforce: We take actions to improve the hiring, retention and promotion of a more diverse workforce. In fiscal 2023, we invested in partnerships and events to engage candidates across underrepresented communities. We have continued to develop and invest in our partnerships with Historically Black Colleges and Universities and Hispanic-Serving Institutions. We aim to give individuals from nontraditional backgrounds in the United States new opportunities to enter technology and design careers, such as through Adobe Digital Academy, in partnership with our educational partner, General Assembly.
•Workplace: We advance our vision of Adobe for All by building an inclusive environment that inspires a sense of belonging. Our annual Adobe for All event provides a unifying moment for employees to celebrate progress, be inspired by employee and guest speakers’ stories, and commit to making meaningful change. We expanded our family-friendly benefits, continued to support our employee resource groups to create community for employees from underrepresented groups and offered employees a learning environment to continue their allyship development with our Action Circles program.
•Ecosystem: We actively align our diversity, equity and inclusion commitments to our products, partnerships, and suppliers to amplify our reach and impact. We collaborate with industry peers to advance diversity across multiple dimensions, including through our participation in the CEO Action for Diversity & Inclusion, The Valuable 500, the Ascend 5-Point Action Agenda and ParityPledge. In fiscal 2023, we expanded our Equity and Advancement Initiative, a multi-faceted grantmaking program to support non-profit organizations, and we continued to invest in our Supplier Diversity Program to help ensure that Adobe’s purchasing strategy includes businesses that are certified as majority-owned and operated by entrepreneurs from underrepresented groups.
Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at adobe.com/diversity.
AVAILABLE INFORMATION
Our website address is adobe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations website at www.adobe.com/adbe as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted to our website and contents of the websites referred to above are not incorporated into this Annual Report on Form 10-K.
Investors and others should note that we announce material financial information to our investors using our investor relations website (www.adobe.com/adbe), SEC filings, press releases, public conference calls and webcasts. We use these channels, including our website and social media, to communicate with our investors and the general public about us, our products, services and solutions and other issues, and to comply with our disclosure obligations under Regulation FD. It is possible that the information that we make available on our website or social media could be deemed to be material information. Therefore, we encourage investors and others interested in Adobe to review the information we make available on our website and the social media channels listed on our website.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 16, 2024 are as follows:

Name	Age	Positions
Shantanu Narayen	60	Chair and Chief Executive Officer

		Mr. Narayen currently serves as our Chief Executive Officer and Chair of the Board. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001, he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board. In January 2017, he was named our Chair of the Board. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, a M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

Daniel Durn	57
Chief Financial Officer and Executive Vice President, Finance, Technology Services and Operations

Mr. Durn currently serves as Chief Financial Officer and Executive Vice President, Finance, Technology Services and Operations. Mr. Durn joined Adobe in October 2021 as Executive Vice President and Chief Financial Officer. Mr. Durn most recently served as a Senior Vice President and Chief Financial Officer of Applied Materials, Inc., a semiconductor equipment company, from August 2017 to October 2021. Previously, he was Executive Vice President and Chief Financial Officer at NXP Semiconductors N.V. from December 2015 to August 2017 following its merger with Freescale Semiconductor Inc. ("Freescale"). Before Freescale, he was Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a multinational semiconductor company, and he served as Managing Director and Head of Mergers and Acquisitions and Strategy at Mubadala Technology Fund, a private equity fund. Prior to that, Mr. Durn was a Vice President of Mergers and Acquisitions in the technology practice at Goldman Sachs & Company, a global investment banking firm. Mr. Durn received his MBA in Finance from Columbia Business School and graduated from the U.S. Naval Academy with a B.S. in Control Systems Engineering. He served in the Navy for six years, reaching the rank of lieutenant.

Anil Chakravarthy	56
President, Digital Experience

Mr. Chakravarthy currently serves as President of Adobe’s Digital Experience business. Mr. Chakravarthy joined Adobe in January 2020 as Executive Vice President and General Manager, Digital Experience and was given responsibility over Worldwide Field Operations in July 2020, when he was appointed Executive Vice President and General Manager, Digital Experience Business and Worldwide Field Operations. Prior to joining Adobe, he served as Chief Executive Officer of Informatica LLC ("Informatica"), a software company, from August 2015 to January 2020 and Executive Vice President and Chief Product Officer from September 2013 to August 2015. Prior to joining Informatica, for over nine years, Mr. Chakravarthy held multiple leadership roles at Symantec Corporation ("Symantec"), a cybersecurity software and services company, most recently serving as its Executive Vice President, Information Security from February 2013 to September 2013. Prior to Symantec, he was a Director of Product Management for enterprise security services at VeriSign Inc., a network infrastructure company. Mr. Chakravarthy began his career as an engagement manager at McKinsey & Company, a global management consulting firm. He currently serves on the board of Ansys, Inc. and also served on the board of the Silicon Valley Leadership Group until December 2021. Mr. Chakravarthy holds a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology.

Name	Age	Positions
David Wadhwani	52
President, Digital Media

Mr. Wadhwani currently serves as President of Adobe’s Digital Media business. Mr. Wadhwani rejoined Adobe in June 2021 to lead Adobe’s global Digital Media business across Adobe Creative Cloud and Adobe Document Cloud as Chief Business Officer and Executive Vice President, Digital Media. Prior to joining Adobe, he was a Venture Partner at Greylock Partners, a venture capital firm, since October 2019. From September 2015 to October 2019, he was President and CEO of AppDynamics, a software company. Before that, Mr. Wadhwani previously worked at Adobe as Senior Vice President and General Manager of Adobe’s Digital Media business, having joined Adobe in 2005 through the Company’s acquisition of Macromedia, Inc., a software company, where he had been Vice President of Developer Products. Mr. Wadhwani holds a bachelor’s degree in computer science from Brown University and serves on the Brown computer science department advisory board. Mr. Wadhwani also advises early stage and growth companies and is on the board of directors of Gem Software, Inc. and on the board of trustees for StoryCorps and the Fine Arts Museums of San Francisco.

Scott Belsky	43
Chief Strategy Officer and Executive Vice President, Design & Emerging Products

Mr. Belsky currently serves as Chief Strategy Officer and EVP, Design & Emerging Products. From December 2017 to March 2023, he served as Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Mr. Belsky was a venture investor at Benchmark, a venture capital firm, from February 2016 to December 2017. Prior to Benchmark, Mr. Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the Company through the acquisition of Behance, a social media platform for creative work. Mr. Belsky co-founded Behance in 2006 and served as its Chief Executive Officer for over 6 years. He was an early advisor and investor to Pinterest, Inc., a software company, Uber Technologies, Inc., a multinational ride-sharing company, and Warby Parker Inc., an online retailer, and other early-stage companies, and serves on the board of Globality, Inc., an enterprise procurement company. Mr. Belsky also serves on the advisory board of Cornell University's Entrepreneurship Program and on the board of trustees of the Smithsonian CooperHewitt National Design Museum. Mr. Belsky holds a bachelor’s degree from Cornell University and an MBA from Harvard Business School.

Gloria Chen	59
Chief People Officer and Executive Vice President, Employee Experience

Ms. Chen joined Adobe in 1997 and currently serves as Chief People Officer and Executive Vice President, Employee Experience. In her more than 20 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth, in November 2019, she was elevated to Executive Vice President, Strategy and Growth and in January 2020, she was promoted to Chief People Officer and Executive Vice President, Employee Experience. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company, a global management consulting firm. Ms. Chen holds a BS in electrical engineering from the University of Washington, an M.S. in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Dana Rao	54
Executive Vice President, General Counsel & Chief Trust Officer and Corporate Secretary

Mr. Rao currently serves as our Executive Vice President, General Counsel & Chief Trust Officer and Corporate Secretary. He joined Adobe in April 2012 and served as our Vice President, Intellectual Property and Litigation where he spearheaded strategic initiatives including the Company’s litigation efforts, and its patent, trademark and copyright portfolio strategies until June 2018. Prior to joining Adobe, Mr. Rao was with Microsoft Corporation, a multinational technology company, for 11 years, serving in a variety of roles including Associate General Counsel of Intellectual Property and Licensing. From 1997 until March 2001, he served as a patent attorney at Fenwick & West, a law firm. He holds a B.S. in Electrical Engineering from Villanova University and a JD from George Washington University.

Name	Age	Positions

Mark Garfield	53
Senior Vice President and Chief Accounting Officer

Mr. Garfield currently serves as our Senior Vice President and Chief Accounting Officer. Prior to joining Adobe in December 2018, Mr. Garfield served as the Vice President of Finance of Cloudflare, Inc., a cloud services provider, since November 2017. He served as Senior Vice President and Chief Accounting Officer at Symantec Corporation ("Symantec"), a cybersecurity software and services company, from March 2014 to October 2017. Prior to joining Symantec, he was at Brightstar Corporation, a global wireless device services company, where he served primarily as Senior Vice President and Chief Accounting Officer from January 2013 to February 2014. Mr. Garfield served as Director of Finance at Advanced Micro Devices, a semiconductor company, from August 2010 to December 2012. Prior to Advanced Micro Devices, Mr. Garfield also served in senior level finance roles at LoudCloud, a software company, and Ernst and Young, a public accounting firm. Mr. Garfield is a board member of the Adobe Foundation. Mr. Garfield holds a B.A. in Business Economics from the University of California, Santa Barbara.

ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. The occurrence of these and many other factors described in this report, and factors that we do not presently know or that we currently believe to be immaterial, could materially and adversely affect our operations, performance and financial condition. Many factors affect more than one category and the factors are not in order of significance or probability of occurrence because they have been grouped by categories.
Risks Related to Our Ability to Grow Our Business
We may be unsuccessful at innovating in response to rapid technological changes to meet customer needs, which could cause our operating results to suffer.
We operate in rapidly evolving markets and expect the pace of innovation to continue to accelerate. We must continually introduce new, and enhance existing, products, services and solutions to retain customers and attract new customers. Developing new products is complex and may not be profitable, and our investments in new technologies are speculative and may not yield the expected business or financial benefits. The commercial success of new or enhanced products, services and solutions depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other products, services and solutions. If we fail to anticipate or identify technological trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. For example, generative artificial intelligence technologies provide new ways of marketing, creating content and interacting with documents that could disrupt industries in which we operate, and our business may be harmed if we fail to invest or adapt. While we have released new generative artificial intelligence products, such as Adobe Firefly, and are focused on enhancing the artificial intelligence (“AI”) capabilities of such products and incorporating AI into existing products, services and solutions, there can be no assurance that our products will be successful or that we will innovate effectively to keep pace with the rapid evolution of AI across our Creative Cloud, Document Cloud and Experience Cloud. If we do not successfully innovate, adapt to rapid technological changes and meet customer needs, our business and our financial results may be harmed.
Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.
Social and ethical issues relating to the use of AI, including generative AI, in our offerings may result in reputational harm, liability and additional costs. We are increasingly incorporating AI technologies into many of our offerings. If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.
Around the world, AI regulation is in the nascent stages of development. The evolving AI regulatory environment may increase our research and development costs, increase our liability related to the use of AI by our customers or users that are beyond our control and result in inconsistencies in evolving legal frameworks across jurisdictions. While we have taken a responsible approach to the development and use of AI in our offerings, there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our AI offerings available without costly changes, requiring us to change our AI development practices, monetization strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm or legal liability. In addition, new competition regulation on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.
Uncertainty around new and evolving AI use, including generative AI, may require additional investment to develop responsible use frameworks, develop or license proprietary datasets and machine learning models and develop new approaches and processes to attribute or compensate content creators, which could be costly. Developing, testing and deploying AI systems may also increase the cost of our offerings, including due to the nature of the computing costs involved in such systems. These costs could adversely impact our margins as we continue to add AI capabilities to our offerings and scale our AI offerings without assurance that our customers and users will adopt them. Further, as with any new offerings based on new technologies, consumer reception and monetization pathways are uncertain, our strategies may not be successful and our business and financial results could be adversely impacted. New AI offerings and technologies could disrupt workforce needs, result in negative publicity about AI and have the potential to affect demand for our existing products, services and solutions, all of which could adversely impact our business.
We may not realize the anticipated benefits of investments or acquisitions, and they may disrupt our business and divert management’s attention.
Investments and acquisitions involve numerous risks and uncertainties, the occurrence of which may have an adverse effect on our business. These risks and uncertainties include:
•inability to achieve the financial and strategic goals of the investment or acquisition;
•difficulty in effectively integrating the operations, technologies, products, services, solutions, culture or personnel of the acquired business;
•disruption of our ongoing business and distraction of our management and other personnel;
•challenges to completing or failure to complete an announced investment or acquisition related to the failure to obtain regulatory approval, or the need to satisfy certain conditions precedent to closing such transaction (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) that could limit the anticipated benefits of the transaction;
•entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
•inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired business;
•delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings;
•incurring higher than anticipated costs to effectively integrate an acquired business, to bring an acquired company into compliance with applicable laws and regulations, additional compensation issued or assumed in connection with an acquisition, to divest products, services or solutions acquired in unsuccessful investments or acquisitions, to amortize costs for acquired intangible assets or because of our inability to take advantage of anticipated tax benefits;
•increased collection times, elevated delinquency or bad debt write-offs related to receivables of an acquired business we assume;
•difficulty in maintaining controls, procedures and policies during the transition and integration and inability to conclude that our internal controls over financial reporting are effective;
•potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our offerings;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition;
•incurrence of additional debt to finance an acquisition, which will increase our interest expense and leverage, and/or issuance of equity securities to finance acquisitions, which will dilute current shareholders’ percentage ownership and earnings per share; and
•failure to identify significant problems, liabilities or other challenges during due diligence.

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions, and increased global scrutiny of acquisitions and strategic investments. A number of countries, including the United States and countries in Europe and the Asia-Pacific region, are considering or have adopted more stringent restrictions or guidelines for such transactions. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions or government actions could negatively impact our business and financial results. Further, if we are not able to complete an announced acquisition or investment, or we do not achieve the financial and strategic goals of an acquisition or investment, we may not realize the anticipated benefits of such acquisition or investment or we may incur additional costs, which may negatively impact our business and financial results.
We participate in rapidly evolving and intensely competitive markets, and, if we do not compete effectively, our operating results could suffer.
The markets for our products, services and solutions are rapidly evolving and intensely competitive. We expect competition to continue to intensify. Our competitors range in size from diversified global companies with significant sales and research and development resources, broad brand awareness, long operating histories or access to large customer bases to small, specialized companies whose narrow focuses may allow them to be more effective in deploying technical, marketing and financial resources. Our competitors may develop products, services or solutions that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. As a result, current and potential customers may select the products, services or solutions of our competitors. Further, our future success depends on our continued ability to effectively appeal to businesses and consumers. New industry standards, evolving distribution models, limited barriers to entry, short product life cycles, customer price sensitivity, global market conditions and the frequent entry of new products or competitors may create downward pressure on pricing and gross margins and adversely affect our renewal, upsell and cross-sell rates as well as our ability to attract new customers. In addition, we expect to face more competition as AI continues to be integrated into the markets in which we compete. Our competitors or other third parties may incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. Further, we expect the markets for standalone AI offerings to be highly competitive and rapidly evolving. For example, we face increasing competition from companies offering text-to-image generative AI technology that may compete directly with our own creative offerings. If we are not able to provide products, services and solutions that compete effectively, we could experience reduced sales and our business could be adversely affected. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of this report.
If our reputation or our brands are damaged, our business and financial results may be adversely affected.
We believe our reputation and brands have been, and we expect them to continue to be, important to our business and financial results. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. There are numerous ways that our reputation or brands could be damaged, including, among other things, introduction of new products, features or services that do not meet customer expectations, our position on or approach to new and evolving technologies, backlash from customers, government entities or other stakeholders that disagree with our product offering decisions or public policy positions, significant litigation or regulatory actions that negatively reflect on our business practices, our action or inaction or actual or perceived failure to meet our commitments on environmental, social and governance, ethical or political issues, public scrutiny regarding our handling of user privacy, data practices or content, data security breaches or compliance failures, or our approach to AI. Further, our brands may be negatively affected by uses of our products, services or solutions, particularly our AI offerings, in ways that are out of our control, such as to create or disseminate content that is deemed to be misleading, deceptive or intended to manipulate public opinion, or for illicit, objectionable or illegal ends, or by our failure to respond appropriately and in a timely manner to such uses. Such uses may result in controversy or claims related to defamation, rights of publicity, illegal content, intellectual property infringement, harmful content, misinformation and disinformation, harmful bias, misappropriation, data privacy, derivative uses of third-party AI and personal injury torts. If we fail to appropriately respond to objectionable content created using our products, services or solutions or shared on our platforms, our users may lose confidence in our brands. Entry into markets with weaker protection of brands or changes in the legal systems in countries in which we operate may also impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our business and financial results may be adversely affected.

Risks Related to the Operation of Our Business
Service interruptions or failures of our or third-party information technology systems may impair the availability of our products, services and solutions, which may expose us to liability, damage our reputation and harm our future financial results.
Much of our business, including our online store at adobe.com and our Creative Cloud, Document Cloud and Experience Cloud solutions, relies on hardware and services that are hosted, managed and controlled directly by us or third-party service providers to be available to customers and users without disruption. We do not have redundancy for all our systems, many of our critical applications (“apps”) reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If any critical third-party service provider of hosting or content delivery services is negatively affected or becomes unavailable to us for any reason, we may not be able to deliver the corresponding products, services or solutions to our customers and users. Failure of our systems or those of our third-party service providers could disrupt our business operations and those of our customers, subject us to reputational harm, require costly and time-intensive notifications, and cause us to lose customers, users and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products, services and solutions to customers and result in increased costs and liabilities, which may harm our operating results, reputation and our business.
It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels or comply with applicable notification requirements or other relevant contractual obligations to our customers. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real-time due to factors such as significant spikes in customer activity on their websites or failures of our network or software (or that of a third-party service provider). If we fail to plan infrastructure capacity appropriately and expand it proportionally with the needs of our customer and user base, and we experience a rapid and significant demand on the capacity of our data centers or those of third parties, service outages or performance issues could occur, which may impact our customers. Such a strain on our infrastructure capacity may subject us to regulatory and customer notification requirements, violations of service level agreement commitments or financial liabilities and result in customer dissatisfaction or harm our business. If we supply materially inaccurate information or experience significant interruptions in our systems, our reputation could be harmed, we could lose customers and we could be found liable for damages or incur other losses.
Security incidents, improper access to or disclosure of our customers’ data or other cyber incidents may harm our reputation and materially and adversely affect our business.
Our products, services and solutions collect, store, manage and otherwise process third-party data, including our customers’ data and our own data. Such products, services and solutions as well as our technologies, systems and networks have been subject to, and may in the future be subject to, cyberattacks, computer viruses, ransomware or other malware, fraud, worms, social engineering, denial-of-service attacks, malicious software programs, insider threats and other cybersecurity incidents that have in the past, and may in the future, result in the unauthorized access, disclosure, acquisition, use, loss or destruction of sensitive personal or business data belonging to us and our customers.
Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations, including nation-states and state-sponsored organizations. Such risks may be elevated in connection with geopolitical tensions, including the Russia-Ukraine war. Certain unauthorized parties have in the past managed, and may in the future manage, to overcome our security measures and those of our third-party service providers to access and misuse systems and software by exploiting defects in design or manufacture, including bugs, vulnerabilities and other problems that unexpectedly compromise the security or operation of a product or system. Further, malicious third parties have in the past attempted, and may in the future attempt, to fraudulently induce our employees or users of our products, services or solutions to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics, and this risk is heightened in our current hybrid model working environment. Malicious actors may engage in fraudulent or abusive activities through our products, services and solutions, including unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service. While we actively combat such fraudulent activities, we have experienced, and may in the future experience, impacts to our revenue from such activities. Further, unauthorized parties may also gain physical access to our facilities and infiltrate our information systems or attempt to gain logical access to our products, services or information systems to access content and data. The loss of or unauthorized access to data, such as resulting from computer viruses, worms, ransomware or other malware may harm our systems, expose us to litigation or regulatory investigation and subject us to costly and time-intensive notification requirements.
We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, conducting rigorous penetration tests, deploying updates to address security vulnerabilities, regularly reviewing our service providers’ security controls, reviewing and auditing our products, services and solutions against information security control frameworks, providing resources, such as security training, to our workforce, and continually assessing and improving, as appropriate, our incident response process. Despite our preventative efforts, there is no assurance that our security measures will provide full effective protection from such events. The costs to prevent, eliminate, mitigate or remediate cybersecurity or other security problems and vulnerabilities are significant and may reduce our operating margins. Further, our efforts to address these problems, including notifying affected third parties when appropriate, have in the past been, and may in the future be, unsuccessful or delayed, which could result in business interruptions, cessation of service and loss of existing or potential customers.
Maintaining the security of our products, services and solutions is a critical issue for us and our customers. It is impossible to predict the extent, frequency or impact cybersecurity issues may have on us. Breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data could expose us, our employees, our customers or other individuals affected to a risk of loss or misuse of this information. Actual or perceived security vulnerabilities or incidents may result in claims or litigation and liability or fines (and have in the past led to such claims), costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business and damage our brand and reputation. Our customers may also adopt security measures to protect their computer systems and their instances of our software from attack and may suffer a cybersecurity attack on their own systems, unrelated to our systems. Even if such breach is unrelated to our security systems, solutions or programs, such breach could cause us reputational harm and require us to incur significant economic and operational consequences to adequately assess and respond to their breach, and to implement additional safeguards designed to protect against future breaches.
While we maintain insurance to cover operational risks, such as cyber risk and technology outages, our insurance may not be sufficient to cover all liability described herein. These risks will likely increase as we expand our hosted offerings, integrate our products, services and solutions and store and process more data. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyberattacks, overly burdensome preventative security measures or failure to fully meet information security control certification requirements could materially and adversely affect our financial results, stock price and reputation.
If we are unable to develop, manage and maintain critical third-party relationships, such as our sales, partner and distribution channels, suppliers and service providers, our revenue and business may be adversely affected.
We contract with a number of software distributors and other third parties to distribute our products, services and solutions, none of which are individually responsible for a material amount of our total net revenue in any recent period. Successfully managing our distribution channels and sales partners to reach various customers for our products, services and solutions is a complex and global process. If an agreement with one of our distributors or partners was terminated, any prolonged delay in securing a replacement distributor or partner could have a negative impact on our results of operations. We also face legal risk and potential reputational harm from the activities of these independent third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior.
If our partner and distribution channels are not effective or if we stop or change our partner or distribution channels, we may lose sales opportunities, customers and revenue. We rely on third-party distribution platforms and are subject to changes in pricing structure, terms of service, privacy practices and other policies at the discretion of the platform provider. Any adverse changes to the terms with such third-party distribution platforms which we rely on to distribute our products, services and solutions may adversely affect our financial results. Additionally, our distribution channels may not continue to market or sell our products, services and solutions effectively and may favor products, services and solutions of other companies.
We sell many products, services and solutions through our direct sales force. Risks associated with this sales channel include challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of ongoing training for sales representatives. Our business could be harmed if our direct sales expansion efforts do not generate the corresponding efficiencies and revenue we anticipated from such investment. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.

We rely on third-party service providers and technologies to deliver our products, services and business operations and to operate critical business systems, such as cloud-based infrastructure, data center facilities, encryption and authentication technology and company email, communications with customers. If such third parties are negatively affected, if we fail to effectively develop, manage and maintain our relationships with such third parties, or if we are unable to renew our agreements with them on favorable terms or at all, our expenses could significantly increase, and we and our customers may experience service interruptions. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. Further, interruptions in our services caused by us or our third-party service providers may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions or contracts, and adversely affect our attrition rates and our ability to attract new customers, all of which may adversely affect our financial results. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
We face various risks associated with our operating as a multinational corporation, and global adverse economic conditions may harm our business and financial condition.
We derive a large portion of our total revenue from, and have significant operations, outside of the United States. As a multinational corporation, we are subject to a number of risks, including from global adverse economic conditions, that are uncertain and beyond our control and that make forecasting operating results and decisions about future investments difficult, such as:
•inflation and actions taken by central banks to counter inflation, including increasing interest rates;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, downturns and recessions, trade disputes, armed conflicts and wars;
•tax laws (including U.S. taxes on foreign subsidiaries);
•increased financial accounting and reporting burdens and complexities;
•changes in, or impositions of, legislative or regulatory requirements, including antitrust and competition regulations;
•changes in laws governing the free flow of data across international borders;
•inadequate local infrastructure and difficulties in managing and staffing international operations;
•costs, potential liability, delays or loss of sales resulting from trade restrictions imposed by the United States and other countries, as well as trade laws, including but not limited to economic sanctions and export controls;
•costs and delays associated with developing products in multiple languages; and
•operating in locations with a higher rate of corruption and fraudulent business practices.
Additionally, third parties we do business with and our customers have international operations and are also subject to the above risks. Adverse changes in global economic conditions have in the past resulted and may in the future result in our customers’ and business partners’ insolvency, inability to obtain credit to finance or purchase our products, services and solutions, or a delay in paying or an inability to pay their obligations to us. Other third parties, such as our service providers, suppliers and distributors, may be unable to deliver or be delayed in delivering critical services, products or technologies that we rely on, and our business and reputation may be harmed. Our customers’ spending rate and demand for our products, services and solutions may also be adversely affected by the above risks. If our global sales are reduced, delayed or canceled because of any of the above risks, our revenue may decline.
Further, a disruption in global financial markets could impair our banking partners, on which we rely for operating cash management, capital market transactions and derivative programs. Such disruption could also negatively impact our customers’ ability to pay us due to delays or inability to access their existing cash.
As of December 1, 2023, our investment portfolio consisted of asset-backed securities, corporate debt securities, money market funds, time deposits, U.S. agency securities and U.S. Treasury securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.

If we are unable to recruit and retain key personnel, our business may be harmed, and our hybrid work model may present challenges, which could adversely impact our business.
Much of our future success depends on the continued service, availability and performance of our senior management and highly skilled personnel across all levels of our organization. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. Our efforts to attract, develop, integrate and retain highly skilled employees may be compounded by intensified restrictions on travel, immigration or the availability of work visas. The technology industry is often subject to substantial and continuous competition for talent, particularly with cybersecurity and AI backgrounds, and demand for cutting-edge or unique skill sets can be highly competitive, both of which are heightened with the increased availability of hybrid or remote working arrangements. We face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combating security threats. We may experience higher compensation costs to retain and recruit senior management and highly skilled personnel that may not be offset by improved productivity or increased sales. Our hybrid work environment may also present operational and workplace culture challenges, which could negatively affect our ability to execute against our business objectives and retain and recruit personnel.
We continue to hire personnel in countries where exceptional technical knowledge and other expertise are offered at lower costs, which increases the efficiency of our global workforce structure and reduces our personnel-related expenditures. Nonetheless, as globalization continues, competition for talent in those countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses.
Some of our enterprise offerings have extended and complex sales cycles, which may increase our costs and make our sales cycles unpredictable.
As we continue to target large enterprise customers for certain of our offerings, including Adobe Experience Cloud in our Digital Experience business and our Enterprise Term License Agreements in our Digital Media business, we may face increased costs, longer sales cycles, greater competition and less predictability in completing our sales. For our enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services and solutions, particularly because the decision to use our products, services and solutions is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have caused, and may cause in the future, delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required to complete a sale, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more services resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Since the sales cycles for our enterprise offerings are multi-phased and complex, it is often unpredictable when a given sales cycle will close. Our revenue from enterprise customers may be affected by longer-than-expected sales and implementation cycles, extended collection cycles, potential deferral of revenue and alternative licensing arrangements. Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.
Risks Related to Laws and Regulations
We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade compliance, import and export control, anti-boycott, economic sanctions and embargoes, data and transaction processing security, payment card industry data security standards, consumer protection, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, antitrust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, we are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, but in other foreign countries, particularly those with developing economies, it is common to engage in practices that would be prohibited under such acts. We cannot provide assurance that our employees, contractors, agents, business partners and vendors will not take actions in violation of our internal policies, U.S. laws or other applicable international laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

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
We are subject to global data protection, privacy and security laws, regulations and codes of conduct that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, the General Data Protection Regulation (“GDPR”) in the European Economic Area, and the United Kingdom continues to be interpreted by European and UK courts in novel ways leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently enacted laws, such as the Personal Information Protection Law in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the U.S. Securities and Exchange Commission’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations.
While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), to implement our business models effectively and to adequately address disclosure requirements. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (for example, AI and machine learning) and may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Perception of our practices, products, services or solutions, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements, subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including prohibition on sales of our products, services or solutions, restrictive judicial orders and disgorgement of data. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU - US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation and judicial decisions by the Court of Justice of the European Union. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the United States and the European Union reached agreement on the EU - US Data Privacy Framework, there are legal challenges to that data transfer mechanism as well. We continue to closely monitor for developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area (including the EU - US Data Privacy Framework) and other countries that have similar trans-border data flow requirements and adjust our practices accordingly. The open judicial questions and regulatory interpretations related to the validity of transfers using Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including China, Australia, New Zealand, Brazil, Hong Kong and Japan, have also established specific legal requirements for cross-border transfers of personal information and certain countries have also established specific legal requirements for data localization (such as where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our patents, trademarks, trade secrets, copyrights and other intellectual property are valuable assets to us. Infringement or misappropriation of such intellectual property could result in lost revenues and ultimately reduce their value. We protect our intellectual property by relying on federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures and contractual restrictions. Despite our efforts, protecting our intellectual property rights and preventing unauthorized use of our intellectual property are inherently difficult. For instance, we actively combat software piracy, but we continue to lose revenue due to illegal use of our software. Third parties may illegally copy and sell counterfeit versions of our products. To the extent counterfeit installations and sales replace otherwise legitimate ones, our operating results could be adversely affected. We apply for patents in the United States and in foreign countries, but we are not always successful in obtaining patent protection or in obtaining such protection timely to meet our business needs. Our patents may be invalidated or circumvented. Moreover, due to challenges in detecting patent infringement pertaining to generative AI technologies, it may be more difficult to protect our generative AI and related innovations with patents. Additionally, if we use generative AI in the creation of our source code, we may not be able to rely on copyright to protect such intellectual property. Further, the laws of some foreign countries do not provide the same level of intellectual property protection as U.S. laws and courts and could fail to adequately protect our intellectual property rights. If unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could lose future trade secret protection for that source code. Such loss could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. If we cannot protect our intellectual property against unauthorized copying, use, or other misappropriation, our business could be harmed.
We are, and may in the future become, subject to litigation, regulatory inquiries and intellectual property infringement claims, which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that are not yet resolved and additional claims, enforcement actions and inquiries may arise in the future. Any proceedings, actions, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; result in negative publicity; require significant amounts of management time; result in the diversion of significant operational resources, or otherwise harm our business and financial results.
Additionally, we are currently, and may in the future be subject to claims, negotiations and complex, protracted litigation relating to disputes regarding the validity or alleged infringement of third-party intellectual property rights, including patent rights. Intellectual property disputes and litigation are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. Third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from offering certain products, services or solutions, subject us to injunctions restricting our sales, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we have incurred, and may in the future incur, significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
We have not prevailed, and may not in the future prevail, in every lawsuit or dispute. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part II, Item 8, Note 16 of our Notes to Consolidated Financial Statements of this report.
Changes in tax rules and regulations or interpretations thereof may adversely affect our effective tax rates.
We are a U.S.-based multinational company subject to tax in multiple domestic and foreign tax jurisdictions. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. Tax laws in the United States as well as other countries and jurisdictions in which we conduct business are subject to change as new laws are passed and/or new interpretations are made available, which may have a material impact on our business. These countries, governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied.
Changes in our operating landscape, such as changes in laws or interpretations of tax rules, could adversely affect our effective tax rates and/or cause us to respond by making changes to our business structure, which could adversely affect our operations and financial results. Our future effective tax rates are likely to be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in the valuation of our deferred tax assets and liabilities, changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, or unexpected negative changes in business and market conditions that could reduce certain tax benefits. An increase in our effective tax rate would reduce our profitability.
Moreover, we are subject to the examination of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. While we believe our tax estimates are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
Contracting with government entities exposes us to additional risks inherent in the government procurement process.
We provide products, services and solutions, directly and indirectly, to a variety of domestic and foreign government entities, which introduces certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes, fluctuations due to government spending cuts and shutdowns, highly competitive and lengthy bidding process that may be subject to political influence and adherence to complex procurement regulations and other government-specific contractual requirements. We incur significant up-front time and costs without any assurance that we will win a contract. Operating within a highly regulated industry, we have been and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in termination of contracts and various civil and criminal penalties and administrative sanctions, including payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results. We have made, and may continue to make, significant investments to support future sales opportunities in various government sectors, including to obtain various security authorizations and certifications. Such processes are complex, lengthy and can often be delayed. Furthermore, requirements may change, or we may be unable to achieve or sustain one or more government authorizations or certifications, which could affect our ability to sell to government entities until we meet any revised requirements.
Risks Related to Financial Performance
If there is a change in subscriptions or renewals in a reporting period, this could cause our financial results to suffer and may not be immediately reflected in our revenue and financial results for that period because we recognize revenue over the subscription term.
Our offerings are typically subscription-based, pursuant to product and service agreements. We generally recognize revenue from our subscription offerings ratably over the terms of their subscription agreements, which typically range from 1 to 36 months. As a result, most of the subscription revenue we report each quarter is the result of subscription agreements entered into during previous quarters. Lower sales and subscriptions, reduced demand for our products, services and solutions, and increases in our attrition rate in any given period may not be fully reflected in our results of operations until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction, our ability to continue enhancing features and functionality, reliability of our offerings, prices of ours and competitors’ offerings, the actual or perceived information security of our systems and services, decreases in the size of our customer base, changes as a result of regulatory or legal requirements, changes in the composition of our customer base and reductions in our customers’ spending levels or declines in customer activity. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline. Further, such impact on our revenue may not be immediately reflected in our financial results in the period in which our renewal rates changed and may adversely affect our financial results in future periods. If any of our assumptions about revenue from our subscription-based offerings prove incorrect, our actual results may suffer and vary from those anticipated.
We are subject to fluctuations in foreign currency exchange rates and may not be able to effectively hedge our exposure.
Our operating results and performance metrics are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, economic sanctions and emerging market volatility, and associated uncertainty have caused, and may in the future cause, currencies to fluctuate. Accordingly, amounts reported as annualized recurring revenue, a performance metric which we measure at currency rates that are set at the beginning of each fiscal year and held constant throughout the year, may vary from actual revenue recognized in accordance with generally accepted accounting principles in the United States.
We attempt to mitigate a portion of these foreign currency exchange risks to our operating results through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our hedging program and make adjustments that we believe are appropriate. Our hedging activities have not, and may not in the future, offset more than a portion of the adverse financial impact, including on our actual revenue recognized, resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition, business performance or results of operations.
If our goodwill or intangible assets become impaired, then we could be required to record a significant charge to earnings.
We test goodwill for impairment at least annually. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, including declines in stock price, market capitalization or reduced future cash flow estimates and slower growth rates in our industry. Depending on the results of our review, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets was determined, negatively impacting our results of operations.
Our existing and future debt obligations may adversely affect our financial condition and future financial results.
As of December 1, 2023, we had $3.65 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement and $3.5 billion delayed draw term loan agreement, both of which were undrawn. Subsequent to December 1, 2023, the delayed draw term loan agreement was terminated. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
•requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures and acquisitions;
•increasing our vulnerability to adverse changes in our business and general economic and industry conditions; and
•limiting our ability to obtain future financing for working capital, capital expenditures, future acquisitions, general corporate or other purposes, which may also impact our ability to service and repay outstanding indebtedness as it becomes due.
Our senior unsecured notes, commercial paper program and revolving credit agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
General Risk Factors
Catastrophic events, including events associated with climate change, may disrupt our business and adversely affect our financial condition and results of operations.
Our business relies on our network infrastructure and enterprise apps, internal technology systems and websites. A disruption, infiltration or failure of our systems, data centers or operations, or those of our third-party service providers due to a major earthquake, other natural disasters, including climate-related events (such as drought, water security, heat waves, cold waves, wildfires and poor air quality), power shutoff or loss, telecommunications failure, epidemic, pandemic, war, terrorist attack or other catastrophic event, could cause interruptions to our systems and business operations, damage to critical infrastructure, loss of intellectual property, data security breaches and data loss. Our corporate headquarters, significant research and development activity, certain of our data centers and other critical business operations are in the San Francisco Bay Area and the Salt Lake Valley Area, both of which are near major earthquake faults. A catastrophic event, particularly one that may disrupt our data centers or our critical activities, could prevent us from conducting normal business operations and providing our products, services and solutions, which could adversely affect our business. A catastrophic event could negatively impact a country or region in which we sell and, in turn, decrease demand for our products, services and solutions, which could negatively impact our business. Climate-related catastrophic events that may harm our business are also increasing in frequency and severity. We may be subject to additional climate-related regulations and reporting requirements and changing market dynamics and stakeholder expectations regarding climate change and our environmental impacts, all of which may impact our business, financial condition and results of operations.
The occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, has had and may continue to have an adverse effect on our operating results. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our customers, employees, suppliers and other partners. A global pandemic may also intensify the other risks described in this Part I, Item 1A of this report.
Our stock price may be volatile and your investment could lose value.
Our stock price has been and may continue to be volatile and subject to fluctuations. All factors described in this Part I, Item 1A of this report, some of which are beyond our control, may affect our stock price, including:
•shortfalls in or changes to estimates, recommendations or expectations about our revenue, margins, earnings, annualized recurring revenue or other key performance metrics set forth in guidance we provide or provided by financial analysts;
•changes in investor and analyst valuation models for our stock;
•changes in unearned revenue, remaining performance obligations and revenue recognized at a point in time, all of which may impact implied growth rates;
•developments related to products or services, technological advancements, strategic alliances, acquisitions or significant transactions by us or our competitors;
•changes in the amounts or frequency of stock repurchases;
•the loss of large customers or our inability to retain or increase sales to existing customers or attract new customers;
•changes to our management team, including recruitment or departure of key personnel;
•variations in our or our competitors’ results of operations, changes in the competitive landscape generally and developments in our industry;
•general economic, political or market conditions; and
•other events, such as significant litigation and regulatory actions.
In addition, the market for technology stocks or the stock market in general has experienced, and may in the future experience, extreme fluctuations, which has caused, and may in the future cause, our stock price to decline for reasons unrelated to our financial performance. Volatility in our stock price has increased, and in the future may increase, our susceptibility to securities class action litigation, which could result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
Not applicable.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Jose, California where we occupy approximately 1.7 million square feet of office space. We own all of our San Jose, California properties which we use for research, product development, sales, marketing and administrative purposes. We own and lease properties in various locations throughout the United States which we also use for research, product development, sales, marketing and administrative purposes, and data centers.
Outside of the United States, we own and lease properties throughout Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) for research, product development, sales, marketing and administrative purposes. The largest properties we occupy outside of the United States are our Bangalore, India and Noida, India offices which are approximately 0.7 million and 0.5 million square feet, respectively. We own and lease these properties in India.
During fiscal 2023, we continued to operate under a hybrid work model. We believe our existing facilities, both owned and leased, are in good operating condition and suitable for the conduct of our business.
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
Stockholders
According to the records of our transfer agent, there were 905 holders of record of our common stock on January 5, 2024. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 1, 2023. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$3,483
September 2 — September 29, 2023
Shares repurchased	0.6	$538.26	0.6	$(333)
September 30 — October 27, 2023
Shares repurchased	0.6	$521.39	0.6	$(328)	(2)
October 28 — December 1, 2023
Shares repurchased	0.6	$536.94	0.6	$(318)	(2)

Total	1.8		1.8	$2,504
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In September 2023, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of December 1, 2023, approximately $354 million of the prepayment remained under this agreement.
ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2022 as compared to fiscal 2021 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 2, 2022, filed with the SEC on January 17, 2023.
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
RESULTS OF OPERATIONS
Overview of 2023
For our fiscal 2023, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives and deliver product innovation, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile apps and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Creative Cloud includes Adobe Express, a web and mobile app designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. In September 2023, we released Adobe Firefly, a group of creative generative AI models designed to generate high quality images and text effects. Adobe Firefly-powered generative AI features are also available across Creative Cloud apps including Adobe Photoshop and Adobe Express. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express and Adobe Firefly that make creative tools accessible to first-time creators and communicators, and delivering new features and technologies to existing customers with our latest releases such as share for review and generative AI capabilities. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
We continue to implement strategies that are designed to accelerate awareness, consideration and purchase of subscriptions to our Creative Cloud offerings. These strategies include increasing the value Creative Cloud users receive, such as offering new and enhanced desktop, web and mobile apps, as well as targeted promotions and offers that attract past customers and potential users to experience and ultimately subscribe to Creative Cloud. Because of the shift towards Creative Cloud subscriptions and Enterprise Term License Agreements (“ETLAs”), revenue from perpetual licensing of our Creative products has been immaterial to our business.
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
Creative ARR exiting fiscal 2023 was $12.37 billion, up from $10.98 billion at the end of fiscal 2022. Document Cloud ARR exiting fiscal 2023 was $2.81 billion, up from $2.28 billion at the end of fiscal 2022. Total Digital Media ARR grew to $15.17 billion at the end of fiscal 2023, up from $13.26 billion at the end of fiscal 2022. Revaluing our ending ARR for fiscal 2023 using currency rates determined at the beginning of fiscal 2024, our Digital Media ARR at the end of fiscal 2023 would be $15.33 billion or approximately $160 million higher than the ARR reported above.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2023 was $11.52 billion, up from $10.46 billion in fiscal 2022 and representing 10% year-over-year growth. Document Cloud revenue in fiscal 2023 was $2.70 billion, up from $2.38 billion in fiscal 2022 and representing 13% year-over-year growth. Total Digital Media segment revenue grew to $14.22 billion in fiscal 2023, up from $12.84 billion in fiscal 2022 and representing 11% year-over-year growth driven by strong net new user growth.
Digital Experience
We are a market leader in the fast-growing category addressed by our Digital Experience segment. The Adobe Experience Cloud apps and services are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions.
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our products, including Adobe Analytics, Customer Journey Analytics, Adobe Product Analytics, and our Real-time Customer Data Platform, deliver actionable data in real time to provide highly tailored and adaptive experiences across platforms.
•Content and commerce. Our products help customers manage, deliver, monetize, and optimize content delivery through Adobe Experience Manager and build multi-channel commerce experiences for B2B and B2C customers on a single platform with Adobe Commerce.
•Customer journeys. Our products help businesses manage, test, target and personalize customer journeys delivered as campaigns across B2B and B2C use cases, including through Adobe Marketo Engage, Adobe Campaign, Adobe Target and Adobe Journey Optimizer.
•Marketing planning and workflow. Our products help businesses intelligently measure, optimize, and plan marketing investments through the Adobe Mix Modeler, and allow businesses to strategically plan, manage, collaborate, and execute on workflows for marketing campaigns and other projects at speed and scale with our enterprise work management app, Adobe Workfront.
In addition to chief marketing officers, chief revenue officers and digital marketers, users of our Digital Experience solutions include advertisers, campaign managers, publishers, data analysts, content managers, social marketers, marketing executives and information management and technology executives. These customers often are involved in workflows that integrate other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, such as with our new Adobe GenStudio solution, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.

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
Digital Experience revenue was $4.89 billion in fiscal 2023, up from $4.42 billion in fiscal 2022 which represents 11% year-over-year growth. Driving this growth was the increase in subscription revenue, which grew to $4.33 billion in fiscal 2023 from $3.88 billion in fiscal 2022, representing 12% year-over-year growth.
Macroeconomic Conditions
As a corporation with an extensive global footprint, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results. For example, foreign currency exchange rate fluctuations have negatively impacted our revenue and earnings during fiscal 2023, and may continue to negatively impact our financial results in fiscal 2024.
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
Financial Performance Summary for Fiscal 2023
•Total Digital Media ARR of approximately $15.17 billion as of December 1, 2023 increased by $1.91 billion, or 14%, from $13.26 billion as of December 2, 2022.
•Creative revenue of $11.52 billion increased by $1.06 billion, or 10%, during fiscal 2023, from $10.46 billion in fiscal 2022. Document Cloud revenue of $2.70 billion increased by $316 million, or 13%, during fiscal 2023, from $2.38 billion in fiscal 2022.
•Digital Experience revenue of $4.89 billion increased by $471 million, or 11%, during fiscal 2023, from $4.42 billion in fiscal 2022.
•Remaining performance obligations of $17.22 billion as of December 1, 2023 increased by $2.02 billion, or 13%, from $15.19 billion as of December 2, 2022.
•Cost of revenue of $2.35 billion increased by $189 million, or 9%, during fiscal 2023, from $2.17 billion in fiscal 2022.
•Operating expenses of $10.41 billion increased by $1.06 billion, or 11%, during fiscal 2023, from $9.34 billion in fiscal 2022.
•Net income of $5.43 billion increased by $672 million, or 14%, during fiscal 2023, from $4.76 billion in fiscal 2022.
•Cash flows from operations of $7.30 billion during fiscal 2023 decreased by $536 million, or 7%, from $7.84 billion in fiscal 2022.

Revenue
Revenue for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 was a 53-week year compared with fiscal 2023 and 2022 which were 52-week years.

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Subscription	$18,284	$16,388	$14,573	12%
Percentage of total revenue	94%	93%	92%
Product	460	532	555	(14)%
Percentage of total revenue	2%	3%	4%
Services and other	665	686	657	(3)%
Percentage of total revenue	4%	4%	4%
Total revenue	$19,409	$17,606	$15,785	10%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for fiscal 2023, 2022 and 2021 is as follows:

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Digital Media	$13,838	$12,385	$11,048	12%
Digital Experience	4,331	3,880	3,379	12%
Publishing and Advertising	115	123	146	(7)%
Total subscription revenue	$18,284	$16,388	$14,573	12%
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time or based on usage for certain of our original equipment manufacturer and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
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
Segments
In fiscal 2023, we categorized our products into the following reportable segments:
•Digital Media—Our Digital Media segment provides products and services that enable individuals, teams, businesses, and enterprises to create, publish and promote their content anywhere and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and creative content. Our customers include creative professionals, including photographers, video editors, graphic and experience designers and game developers; communicators, including content creators, students, marketers and knowledge workers; and consumers.
•Digital Experience—Our Digital Experience segment provides an integrated platform and set of products, services and solutions that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web app development, high-end printing and our Adobe Advertising offerings.
Segment Information

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Digital Media	$14,216	$12,842	$11,520	11%
Percentage of total revenue	73%	73%	73%
Digital Experience	4,893	4,422	3,867	11%
Percentage of total revenue	25%	25%	24%
Publishing and Advertising	300	342	398	(12)%
Percentage of total revenue	2%	2%	3%
Total revenue	$19,409	$17,606	$15,785	10%
Digital Media
Revenue by major offerings in our Digital Media reportable segment for fiscal 2023, 2022 and 2021 were as follows:

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Creative Cloud	$11,517	$10,459	$9,546	10%
Document Cloud	2,699	2,383	1,974	13%
Total Digital Media revenue	$14,216	$12,842	$11,520	11%
Revenue from Digital Media increased $1.37 billion during fiscal 2023 as compared to fiscal 2022, driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment, strong engagement across customer segments and migrating our customers to higher valued subscription offerings with increased revenue per subscription, partially offset by the impact of foreign currency exchange rate fluctuations.
Digital Experience
Revenue from Digital Experience increased $471 million during fiscal 2023 as compared to fiscal 2022 primarily due to net new additions across our subscription offerings, partially offset by the impact of foreign currency exchange rate fluctuations.
Geographical Information

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Americas	$11,654	$10,251	$8,996	14%
Percentage of total revenue	60%	58%	57%
EMEA	4,881	4,593	4,252	6%
Percentage of total revenue	25%	26%	27%
APAC	2,874	2,762	2,537	4%
Percentage of total revenue	15%	16%	16%
Total revenue	$19,409	$17,606	$15,785	10%

Overall revenue during fiscal 2023 increased in all geographic regions as compared to fiscal 2022. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for fiscal 2023 as compared to fiscal 2022 were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During fiscal 2023, the U.S. Dollar primarily strengthened against EMEA and APAC foreign currencies as compared to fiscal 2022, which decreased revenue in U.S. Dollar equivalents by approximately $371 million. During fiscal 2023, the foreign currency impacts to revenue were offset in part by net hedging gains from our cash flow hedging program of $41 million.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Cost of Revenue

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Subscription	$1,822	$1,646	$1,374	11%
Percentage of total revenue	9%	9%	9%
Product	29	35	41	(17)%
Percentage of total revenue	*	*	*
Services and other	503	484	450	4%
Percentage of total revenue	3%	3%	3%
Total cost of revenue	$2,354	$2,165	$1,865	9%
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
Cost of subscription revenue increased due to the following:

Components of % Change 2023-2022
Hosting services and data center costs	7%
Loss contingency	3
Royalty costs	2
Amortization of intangibles	(1)
Total change	11%
Cost of subscription revenue during fiscal 2023 included a loss contingency associated with an IP litigation matter.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during fiscal 2023 as compared to fiscal 2022 primarily due to increases in compensation costs partially offset by decreases in professional and consulting fees.

Operating Expenses

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Research and development	$3,473	$2,987	$2,540	16%
Percentage of total revenue	18%	17%	16%
Sales and marketing	5,351	4,968	4,321	8%
Percentage of total revenue	28%	28%	27%
General and administrative	1,413	1,219	1,085	16%
Percentage of total revenue	7%	7%	7%
Amortization of intangibles	168	169	172	(1)%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$10,405	$9,343	$8,118	11%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased due to the following:

Components of % Change 2023-2022
Incentive compensation, cash and stock-based	6%
Base compensation and related benefits	6
Hosting services and data center costs	2
Various individually insignificant items	2
Total change	16%
Investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced offerings and solutions. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our subscription and service offerings, apps and tools.
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
Sales and marketing expenses increased due to the following:

Components of % Change 2023-2022
Base compensation and related benefits	3%
Incentive compensation, cash and stock-based	3
Various individually insignificant items	2
Total change	8%
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

General and administrative expenses increased due to the following:

Components of % Change 2023-2022
Professional and consulting fees	9%
Base compensation and related benefits	5
Incentive compensation, cash and stock-based	3
Various individually insignificant items	(1)
Total change	16%
Professional and consulting fees increased from fiscal 2023 as compared to fiscal 2022 primarily due to transaction costs associated with our intended acquisition of Figma.
Non-Operating Income (Expense), Net

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Interest expense	$(113)	$(112)	$(113)	1%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	16	(19)	16	**
Percentage of total revenue	*	*	*
Other income (expense), net	246	41	—	**
Percentage of total revenue	1%	*	*
Total non-operating income (expense), net	$149	$(90)	$(97)	**
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
Other income (expense), increased during fiscal 2023 as compared to fiscal 2022 primarily due to increases in interest income driven by higher average interest rates and cash equivalent balances.
Provision for Income Taxes

(dollars in millions)	2023	2022	2021	% Change 2023-2022
Provision for income taxes	$1,371	$1,252	$883	10%
Percentage of total revenue	7%	7%	6%
Effective tax rate	20%	21%	15%
Our effective tax rate decreased by approximately one percentage point during fiscal 2023 as compared to fiscal 2022, primarily due to an increase in the net tax benefit from effects of non-U.S. operations in fiscal 2023.
Our effective tax rate for fiscal 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to the tax benefits from the U.S. federal research tax credit and non-U.S. operations, partially offset by state taxes.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $405 million as of December 1, 2023, primarily related to certain state credits.
We are a U.S.-based multinational company subject to tax in multiple domestic and foreign tax jurisdictions. The current U.S. tax law subjects the earnings of certain foreign subsidiaries to U.S. tax and generally allows an exemption from taxation for distributions from foreign subsidiaries.
In the current global tax policy environment, the domestic and foreign governing bodies continue to consider, and in some cases introduce, changes in regulations applicable to corporate multinationals such as Adobe. As regulations are issued, we account for finalized regulations in the period of enactment.
Beginning in 2023, under the provisions introduced by the U.S. Tax Act, we are required to capitalize and amortize research and development costs. If the rule is not modified, there will continue to be an adverse impact on our effective rates for income taxes paid, which is partially offset by a benefit to our effective tax rates from the increase in the foreign-derived intangible income deduction.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our provision for income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $501 million, $321 million and $289 million at the end of fiscal 2023, 2022 and 2021, respectively. If the total unrecognized tax benefits as of December 1, 2023, December 2, 2022 and December 3, 2021 were recognized, $356 million, $203 million and $199 million would decrease the respective effective tax rates.
As of December 1, 2023 and December 2, 2022, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $60 million over the next 12 months.
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
In addition, tax laws in the United States as well as other countries and jurisdictions in which we conduct business are subject to change as new laws are passed and/or new interpretations are made available. These countries, governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied. Changes in our operating landscape, such as changes in laws and/or interpretations of tax rules, could adversely affect our effective tax rates and/or cause us to respond by making changes to our business structure which could adversely affect our operations and financial results.
Moreover, we are subject to the examination of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. While we believe our tax estimates are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Our primary uses of cash are general business expenses including payroll, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary sources of cash include proceeds from the maturities and sales of short-term investments. Other customary uses of cash include business acquisitions, repayment of maturing senior notes, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	December 1, 2023	December 2, 2022
Cash and cash equivalents	$7,141	$4,236
Short-term investments	$701	$1,860
Working capital	$2,833	$868
Stockholders’ equity	$16,518	$14,051
A summary of our cash flows for fiscal 2023, 2022 and 2021 is as follows:

(in millions)	2023	2022	2021
Net cash provided by operating activities	$7,302	$7,838	$7,230
Net cash provided by (used for) investing activities	776	(570)	(3,537)
Net cash used for financing activities	(5,182)	(6,825)	(4,301)
Effect of foreign currency exchange rates on cash and cash equivalents	9	(51)	(26)
Net change in cash and cash equivalents	$2,905	$392	$(634)
Cash Flows from Operating Activities
For fiscal 2023, net cash provided by operating activities of $7.30 billion was primarily comprised of net income adjusted for the net effect of non-cash items. Beginning in 2023, under the provisions introduced by the U.S. Tax Act, we are required to capitalize and amortize research and development costs. This had an adverse impact on our effective rate for income taxes paid and, consequently, on our cash flows from operations. In addition, the primary working capital uses of cash were increases in prepaid expenses attributable to the timing of billings. These impacts were partially offset by working capital sources of cash driven by increases in deferred revenue from our Digital Media and Digital Experience offerings.
Cash Flows from Investing Activities
For fiscal 2023, net cash provided by investing activities of $776 million was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures.
Cash Flows from Financing Activities
For fiscal 2023, net cash used for financing activities of $5.18 billion was primarily due to payments for our common stock repurchases, taxes paid related to the net share settlement of equity awards and the repayment of our 2023 Notes. These uses of cash were offset in part by proceeds from re-issuance of treasury stock mainly for our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2024 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in the section titled “Risk Factors” in Part I, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months and for the foreseeable future.

Our cash equivalent and short-term investment portfolio as of December 1, 2023 consisted of asset-backed securities, corporate debt securities, money market funds, time deposits, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
On September 15, 2022, we entered into a definitive merger agreement under which we intended to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock. On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, on December 20, 2023, we paid Figma a termination fee of $1 billion using cash on hand.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw credit agreement, providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price and related fees for our acquisition of Figma. As of December 1, 2023, there were no outstanding borrowings under the Term Loan. Subsequent to December 1, 2023, following execution of the mutual termination agreement with Figma discussed above, the delayed draw term loan agreement was terminated.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of December 1, 2023, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of December 1, 2023, there were no outstanding borrowings under the commercial paper program.
Senior Notes
We have $3.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of December 1, 2023, the carrying value of our senior notes was $3.63 billion and our maximum commitment for interest payments was $321 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 1, 2023, the value of our non-cancellable unconditional purchase obligations was $4.93 billion, primarily relating to contracts with vendors for third-party hosting and data center services. Subsequent to December 1, 2023, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by $2.3 billion through December 2028. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2032. As of December 1, 2023, the value of our obligations under operating leases was $484 million. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

Other
Beginning in 2023, under the provisions introduced by the U.S. Tax Act, we are required to capitalize and amortize research and development costs. If the rule is not modified, there will continue to be an adverse impact to our effective rates for income taxes paid, which is partially offset by a benefit from the increase in the foreign-derived intangible income deduction.
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
During fiscal 2023, we repurchased a total of 11.5 million shares, including approximately 7.5 million shares at an average price of $429.65 through structured repurchase agreements, as well as 4.0 million shares at an average purchase price of $348.46 through an accelerated share repurchase agreement.
During the fourth quarter of fiscal 2023, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. As of December 1, 2023, $354 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to December 1, 2023, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2 billion and received an initial delivery of 2.5 million shares, which represents approximately 75% of our prepayment. Upon completion of the $2 billion accelerated share repurchase agreement, $150 million remains under our December 2020 authority.
See section titled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for stock repurchases during the quarter ended December 1, 2023 and Note 14 of our Notes to Consolidated Financial Statements for further details regarding our stock repurchase program.
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
Our significant foreign currency revenue exposures for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Euro	€2,842	€2,487	€2,209
Japanese Yen	¥129,127	¥118,456	¥104,829
British Pounds	£818	£737	£669
Australian Dollars	$973	$876	$768
As of December 1, 2023, the total notional amounts of all outstanding foreign exchange contracts, including options and forwards, were $3.83 billion, which included the notional equivalent of $1.52 billion in Euros, $773 million in Indian Rupees, $634 million in British Pounds, $409 million in Japanese Yen, $350 million in Australian Dollars and $135 million in other foreign currencies. As of December 1, 2023, all contracts were set to expire at various dates through November 2024. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 1, 2023. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. For option contracts, the Black-Scholes option pricing model was used. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $142 million. A 10% decrease in the value of the U.S. Dollar would lead to a decrease in the fair value of these financial instruments by $1 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of December 1, 2023 and December 2, 2022, this long-term investment exposure totaled an absolute notional equivalent of $1.03 billion and $770 million, respectively. At this time, we do not hedge these long-term investment exposures.
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
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue or operating expenses, as applicable. For the fiscal year ended December 1, 2023, there were no net gains or losses recognized in revenue or operating expenses relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At December 1, 2023, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At December 1, 2023, we had debt securities classified as short-term investments of $701 million. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our short-term investment portfolio as of December 1, 2023, based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve. A 150 basis point increase in interest rates would lead to a $6 million decrease in the market value of our short-term investments. Conversely, a 150 basis point decrease in interest rates would lead to a $6 million increase in the market value of our short-term investments.
Senior Notes
As of December 1, 2023, we had $3.65 billion of senior notes outstanding which bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with changes in interest rates. As of December 1, 2023, the total carrying amount of our senior notes was $3.63 billion and the related fair value based on observable market prices in less active markets was $3.39 billion.
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

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 1, 2023	December 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,141	$4,236
Short-term investments	701	1,860
Trade receivables, net of allowances for doubtful accounts of $16 and of $23, respectively	2,224	2,065
Prepaid expenses and other current assets	1,018	835
Total current assets	11,084	8,996
Property and equipment, net	2,030	1,908
Operating lease right-of-use assets, net	358	407
Goodwill	12,805	12,787
Other intangibles, net	1,088	1,449
Deferred income taxes	1,191	777
Other assets	1,223	841
Total assets	$29,779	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$314	$379
Accrued expenses	1,942	1,790
Debt	—	500
Deferred revenue	5,837	5,297
Income taxes payable	85	75
Operating lease liabilities	73	87
Total current liabilities	8,251	8,128
Long-term liabilities:
Debt	3,634	3,629
Deferred revenue	113	117
Income taxes payable	514	530
Operating lease liabilities	373	417
Other liabilities	376	293
Total liabilities	13,261	13,114

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 455 and 462 shares outstanding, respectively	—	—
Additional paid-in-capital	11,586	9,868
Retained earnings	33,346	28,319
Accumulated other comprehensive income (loss)	(285)	(293)
Treasury stock, at cost (146 and 139 shares, respectively)	(28,129)	(23,843)
Total stockholders’ equity	16,518	14,051
Total liabilities and stockholders’ equity	$29,779	$27,165
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	December 1, 2023	December 2, 2022	December 3, 2021
Revenue:
Subscription	$18,284	$16,388	$14,573
Product	460	532	555
Services and other	665	686	657
Total revenue	19,409	17,606	15,785
Cost of revenue:
Subscription	1,822	1,646	1,374
Product	29	35	41
Services and other	503	484	450
Total cost of revenue	2,354	2,165	1,865
Gross profit	17,055	15,441	13,920
Operating expenses:
Research and development	3,473	2,987	2,540
Sales and marketing	5,351	4,968	4,321
General and administrative	1,413	1,219	1,085
Amortization of intangibles	168	169	172
Total operating expenses	10,405	9,343	8,118
Operating income	6,650	6,098	5,802
Non-operating income (expense):
Interest expense	(113)	(112)	(113)
Investment gains (losses), net	16	(19)	16
Other income (expense), net	246	41	—
Total non-operating income (expense), net	149	(90)	(97)
Income before income taxes	6,799	6,008	5,705
Provision for income taxes	1,371	1,252	883
Net income	$5,428	$4,756	$4,822
Basic net income per share	$11.87	$10.13	$10.10
Shares used to compute basic net income per share	457	470	477
Diluted net income per share	$11.82	$10.10	$10.02
Shares used to compute diluted net income per share	459	471	481
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	December 1, 2023	December 2, 2022	December 3, 2021
	Increase/(Decrease)
Net income	$5,428	$4,756	$4,822
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	24	(39)	(8)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	5	—	—
Net increase (decrease) from available-for-sale securities	29	(39)	(8)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(12)	139	69
Reclassification adjustment for realized gains / losses on derivative instruments	(31)	(151)	20
Net increase (decrease) from derivatives designated as hedging instruments	(43)	(12)	89
Foreign currency translation adjustments	22	(105)	(60)
Other comprehensive income (loss), net of taxes	8	(156)	21
Total comprehensive income, net of taxes	$5,436	$4,600	$4,843
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 27, 2020	601	$—	$7,357	$19,611	$(158)	(122)	$(13,546)	$13,264
Net income	—	—	—	4,822	—	—	—	4,822
Other comprehensive income (loss), net of taxes	—	—	—	—	21	—	—	21
Re-issuance of treasury stock under stock compensation plans	—	—	—	(528)	—	3	100	(428)
Repurchases of common stock	—	—	—	—	—	(7)	(3,950)	(3,950)
Equity awards assumed for acquisition	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	1,069	—	—	—	—	1,069
Value of shares in deferred compensation plan	—	—	—	—	—	—	(3)	(3)
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	4,756	—	—	—	4,756
Other comprehensive income (loss), net of taxes	—	—	—	—	(156)	—	—	(156)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(342)	—	3	102	(240)
Repurchases of common stock	—	—	—	—	—	(16)	(6,550)	(6,550)
Stock-based compensation	—	—	1,440	—	—	—	—	1,440
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	5,428	—	—	—	5,428
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	—	(401)	—	5	126	(275)
Repurchases of common stock	—	—	—	—	—	(12)	(4,414)	(4,414)
Stock-based compensation	—	—	1,718	—	—	—	—	1,718
Value of shares in deferred compensation plan	—	—	—	—	—	—	2	2
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 1, 2023	December 2, 2022	December 3, 2021
Cash flows from operating activities:
Net income	$5,428	$4,756	$4,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	872	856	788
Stock-based compensation	1,718	1,440	1,069
Reduction of operating lease right-of-use assets	72	83	73
Deferred income taxes	(426)	328	183
Unrealized losses (gains) on investments, net	(10)	29	(4)
Other non-cash items	3	10	7
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(159)	(198)	(430)
Prepaid expenses and other assets	(818)	(94)	(475)
Trade payables	(49)	66	(20)
Accrued expenses and other liabilities	146	7	162
Income taxes payable	(11)	19	2
Deferred revenue	536	536	1,053
Net cash provided by operating activities	7,302	7,838	7,230
Cash flows from investing activities:
Purchases of short-term investments	—	(909)	(1,533)
Maturities of short-term investments	965	683	877
Proceeds from sales of short-term investments	223	270	191
Acquisitions, net of cash acquired	—	(126)	(2,682)
Purchases of property and equipment	(360)	(442)	(348)
Purchases of long-term investments, intangibles and other assets	(53)	(46)	(42)
Proceeds from sales of long-term investments and other assets	1	—	—
Net cash provided by (used for) investing activities	776	(570)	(3,537)
Cash flows from financing activities:
Repurchases of common stock	(4,400)	(6,550)	(3,950)
Proceeds from re-issuance of treasury stock	314	278	291
Taxes paid related to net share settlement of equity awards	(589)	(518)	(719)
Repayment of debt	(500)	—	—
Other financing activities, net	(7)	(35)	77
Net cash used for financing activities	(5,182)	(6,825)	(4,301)
Effect of foreign currency exchange rates on cash and cash equivalents	9	(51)	(26)
Net change in cash and cash equivalents	2,905	392	(634)
Cash and cash equivalents at beginning of year	4,236	3,844	4,478
Cash and cash equivalents at end of year	$7,141	$4,236	$3,844
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,854	$778	$843
Cash paid for interest	$106	$103	$100
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Adobe is a global technology company with a mission to change the world through personalized digital experiences. For over four decades, Adobe’s innovations have transformed how individuals, teams, businesses, enterprises, institutions, and governments engage and interact across all types of media. Our products, services and solutions are used around the world to imagine, create, manage, deliver, measure, optimize and engage with content across surfaces and fuel digital experiences. We have a diverse user base that includes consumers, communicators, creative professionals, developers, students, small and medium businesses and enterprises. We are also empowering creators by putting the power of artificial intelligence (“AI”) in their hands, and doing so in ways we believe are responsible. Our products and services help unleash creativity, accelerate document productivity and power businesses in a digital world. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
Basis of Presentation
The accompanying Consolidated Financial Statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Our financial results for fiscal 2021 benefited from an extra week in the first quarter of fiscal 2021 due to our 52/53 week financial calendar whereby fiscal 2021 was a 53-week year compared with fiscal 2023 and 2022 which were 52-week years.
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
Subscription, Product and Services Offerings
We enter into revenue arrangements in which a customer may purchase a combination of our products, services and/or solutions as described above. Certain revenue arrangements provide customers with unilateral cancellation rights, or options to either renew monthly on-premise term-based licenses or use committed funds to purchase other Adobe products or services.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fully hosted subscription services (“SaaS”) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services may be sold on a fee-per-subscription period basis or based on consumption or usage.
We recognize revenue ratably over the contractual service term, which typically ranges from 1 to 36 months, for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions, where invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.
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
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time or based on usage for certain of our original equipment manufacturer (“OEM”) and royalty agreements. Revenue from non-cloud enabled on-premise licenses without unilateral cancellation rights or monthly renewal options is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on our Consolidated Statements of Income. Revenue from on-premise term license or term licensing arrangements with unilateral cancellation rights or monthly renewal options, and any associated maintenance and support, is classified as subscription revenue.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives, generally as follows: 3 to 20 years for computers and other equipment, which includes our corporate jet, 5 years for furniture and fixtures, 15 years for building improvements and 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful life of the asset.
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
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 1, 2023, our leases had remaining lease terms of up to 8 years, some of which included options to extend the lease for up to 14 years and options to terminate the lease within approximately 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We also have one land lease that expires in 2091. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
We completed our annual goodwill impairment test in the second quarter of fiscal 2023. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.
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
Our intangible assets are amortized over their estimated useful lives ranging from 3 to 14 years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Customer contracts and relationships	10
Purchased technology	5
Trademarks	9
Other	7
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock
Prepayments made for repurchases of our common stock are classified as treasury stock on our Consolidated Balance Sheets and only shares physically delivered to us by each period end are excluded from the computation of net income per share.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2023, 2022 and 2021 were $970 million, $1.04 billion and $865 million, respectively.
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
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2023 that are of significance or potential significance to us.
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
Our business is organized into the following reportable segments:
•Digital Media—Our Digital Media segment provides products and services that enable individuals, teams, businesses, and enterprises to create, publish and promote their content anywhere and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and creative content. Our customers include creative professionals, including photographers, video editors, graphic and experience designers and game developers; communicators, including content creators, students, marketers and knowledge workers; and consumers.
•Digital Experience—Our Digital Experience segment provides an integrated platform and set of products, services and solutions that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web app development, high-end printing and our Adobe Advertising offerings.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment revenue and results for fiscal 2023, 2022 and 2021 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Fiscal 2023
Revenue	$14,216	$4,893	$300	$19,409
Cost of revenue	665	1,603	86	2,354
Gross profit	$13,551	$3,290	$214	$17,055
Gross profit as a percentage of revenue	95%	67%	71%	88%
Fiscal 2022
Revenue	$12,842	$4,422	$342	$17,606
Cost of revenue	561	1,502	102	2,165
Gross profit	$12,281	$2,920	$240	$15,441
Gross profit as a percentage of revenue	96%	66%	70%	88%
Fiscal 2021
Revenue	$11,520	$3,867	$398	$15,785
Cost of revenue	429	1,321	115	1,865
Gross profit	$11,091	$2,546	$283	$13,920
Gross profit as a percentage of revenue	96%	66%	71%	88%
We generally categorize revenue by geographic area based on where the customer manages their utilization of our offerings. Revenue by geographic area for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Americas:
United States	$10,460	$9,217	$8,104
Other	1,194	1,034	892
Total Americas	11,654	10,251	8,996
EMEA	4,881	4,593	4,252
APAC	2,874	2,762	2,537
Revenue	$19,409	$17,606	$15,785
Revenue by major offerings in our Digital Media reportable segment for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Creative Cloud	$11,517	$10,459	$9,546
Document Cloud	2,699	2,383	1,974
Total Digital Media revenue	$14,216	$12,842	$11,520
Subscription revenue by segment for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Digital Media	$13,838	$12,385	$11,048
Digital Experience	4,331	3,880	3,379
Publishing and Advertising	115	123	146
Total subscription revenue	$18,284	$16,388	$14,573

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of December 1, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $2.22 billion, inclusive of unbilled receivables of $80 million. As of December 2, 2022, the balance of trade receivables, net of allowance for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $93 million.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $16 million and $23 million as of December 1, 2023 and December 2, 2022, respectively.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material in fiscal 2023 and 2022. Contract assets were $141 million and $97 million as of December 1, 2023 and December 2, 2022, respectively.
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
As of December 1, 2023, the balance of deferred revenue was $5.95 billion, which includes $115 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 5% of the total deferred revenue.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2, 2022, the balance of deferred revenue was $5.41 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. During the year ended December 1, 2023, approximately $5.24 billion of revenue was recognized that was included in the balance of deferred revenue as of December 2, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including the timing of renewals and average contract term. We applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, sales and usage-based royalties not yet consumed and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were approximately $17.22 billion as of December 1, 2023. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 5% of the total remaining performance obligations. Approximately 69% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2023, 2022 and 2021, we amortized $254 million, $238 million and $212 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses for all periods presented.
Capitalized contract acquisition costs were $656 million and $629 million as of December 1, 2023 and December 2, 2022, of which $422 million and $406 million was long-term and included in other assets in the Consolidated Balance Sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets. Refund liabilities were $111 million and $106 million as of December 1, 2023 and December 2, 2022, respectively.
Significant Customers
For all periods presented, there were no customers that represented at least 10% of net revenue or that were responsible for over 10% of our trade receivables.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive merger agreement under which we intended to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock.
On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, on December 20, 2023, we paid Figma a termination fee of $1 billion, which we recorded in operating expenses in the first quarter of fiscal year 2024.
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
Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$618	$—	$—	$618
Cash equivalents:
Money market funds	6,498	—	—	6,498
Time deposits	25	—	—	25
Total cash equivalents	6,523	—	—	6,523
Total cash and cash equivalents	7,141	—	—	7,141
Short-term fixed income securities:
Asset-backed securities	15	—	—	15
Corporate debt securities	438	—	(4)	434
U.S. agency securities	13	—	(1)	12
U.S. Treasury securities	247	—	(7)	240
Total short-term investments	713	—	(12)	701
Total cash, cash equivalents and short-term investments	$7,854	$—	$(12)	$7,842

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$657	$—	$—	$657
Cash equivalents:
Corporate debt securities	39	—	—	39
Money market funds	3,479	—	—	3,479
Time deposits	61	—	—	61
Total cash equivalents	3,579	—	—	3,579
Total cash and cash equivalents	4,236	—	—	4,236
Short-term fixed income securities:
Asset-backed securities	98	—	(1)	97
Corporate debt securities	1,290	—	(24)	1,266
Foreign government securities	5	—	—	5
Municipal securities	24	—	—	24
U.S. agency securities	34	—	—	34
U.S. Treasury securities	450	—	(16)	434
Total short-term investments	1,901	—	(41)	1,860
Total cash, cash equivalents and short-term investments	$6,137	$—	$(41)	$6,096
See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of December 1, 2023:

(in millions)	Estimated Fair Value
Due within one year	$472
Due between one and two years	220
Due between two and three years	9
Total	$701
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2023 and 2022, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at December 1, 2023 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$6,498	$6,498	$—	$—
Time deposits	25	25	—	—
Short-term investments:
Asset-backed securities	15	—	15	—
Corporate debt securities	434	—	434	—
U.S. agency securities	12	—	12	—
U.S. Treasury securities	240	—	240	—
Prepaid expenses and other current assets:
Foreign currency derivatives	52	—	52	—
Other assets:
Deferred compensation plan assets	206	206	—	—
Total assets	$7,482	$6,729	$753	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at December 2, 2022 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$39	$—	$39	$—
Money market funds	3,479	3,479	—	—
Time deposits	61	61	—	—
Short-term investments:
Asset-backed securities	97	—	97	—
Corporate debt securities	1,266	—	1,266	—
Foreign government securities	5	—	5	—
Municipal securities	24	—	24	—
U.S. agency securities	34	—	34	—
U.S. Treasury securities	434	—	434	—
Prepaid expenses and other current assets:
Foreign currency derivatives	51	—	51	—
Other assets:
Deferred compensation plan assets	160	160	—	—
Total assets	$5,650	$3,700	$1,950	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$15	$—	$15	$—
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.39 billion as of December 1, 2023, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts and forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 12 months. As of December 1, 2023 and December 2, 2022, total notional amounts of outstanding cash flow hedges were $2.83 billion and $2.43 billion, respectively, hedging exposures denominated in Euros, Indian Rupees, British Pounds, Japanese Yen and Australian Dollars.
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
As of December 1, 2023, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $9 million of losses are expected to be recognized into revenue within the next 12 months. In addition, we had net derivative gains of $1 million on our foreign exchange forward contracts, which are expected to be recognized into operating expenses within the next 12 months.We also had net derivative losses on our Treasury lock agreements, of which $5 million is expected to be recognized into interest expense within the next 12 months.
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
For fiscal 2023, 2022 and 2021, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.

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
As of December 1, 2023, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $998 million, primarily hedging exposures denominated in Euros, Indian Rupees, British Pounds and Australian Dollars. As of December 2, 2022, total notional amounts of outstanding contracts were $814 million, primarily hedging exposures denominated in Euros, British Pounds, Indian Rupees and Australian Dollars. At December 1, 2023 and December 2, 2022, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our Consolidated Balance Sheets. The fair value of derivative instruments on our Consolidated Balance Sheets as of December 1, 2023 and December 2, 2022 were as follows:

(in millions)	2023		2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$42	$—	$36	$—
Foreign exchange forward contracts	1	—	—	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	9	4	15	8
Total derivatives	$52	$4	$51	$15
Gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts	$(17)	$144	$69
Foreign exchange forward contracts	$5	$(5)	$—
The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	Financial Statement Classification	2023	2022	2021
Derivatives in cash flow hedging relationships:
Foreign exchange option contracts
Net gain (loss) reclassified from accumulated OCI into income	Revenue	$41	$176	$(16)
Foreign exchange forward contracts
Net gain (loss) reclassified from accumulated OCI into income	Operating expenses	$(2)	$—	$—
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income	Interest expense	$(5)	$(4)	$(4)
Derivatives not designated as hedging relationships:
Foreign exchange forward contracts	Other income (expense), net	$12	$(29)	$(3)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 1, 2023 and December 2, 2022:

(in millions)	2023	2022
Computers and other equipment	$1,490	$1,352
Buildings	1,069	555
Building improvements	591	347
Leasehold improvements	275	259
Furniture and fixtures	171	145
Land	163	144
Capital projects in-progress	2	675
Total	3,761	3,477
Less: Accumulated depreciation and amortization	(1,731)	(1,569)
Property and equipment, net	$2,030	$1,908
Depreciation and amortization expense of property and equipment for fiscal 2023, 2022 and 2021 was $235 million, $189 million and $207 million, respectively.
Property and equipment, net, by geographic area as of December 1, 2023 and December 2, 2022 was as follows:

(in millions)	2023	2022
Americas:
United States	$1,740	$1,690
Other	1	1
Total Americas	1,741	1,691
EMEA	87	69
APAC	202	148
Property and equipment, net	$2,030	$1,908
NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity was as follows:

(in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total Goodwill
Balances at December 3, 2021	$3,731	$8,539	$398	$12,668
Acquisitions	161	—	—	161
Foreign currency translation	(3)	(39)	—	(42)
Balances at December 2, 2022	$3,889	$8,500	$398	$12,787
Foreign currency translation	1	17	—	18
Balances at December 1, 2023	$3,890	$8,517	$398	$12,805

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net, as of December 1, 2023 and December 2, 2022 were as follows:

(in millions)	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,204	$(619)	$585	$1,204	$(495)	$709
Purchased technology	984	(647)	337	1,060	(530)	530
Trademarks	376	(217)	159	375	(172)	203
Other	22	(15)	7	61	(54)	7
Other intangibles, net	$2,586	$(1,498)	$1,088	$2,700	$(1,251)	$1,449
Amortization expense related to other intangibles was $375 million, $405 million and $354 million for fiscal 2023, 2022 and 2021 respectively. Of these amounts, $207 million, $236 million and $181 million were included in cost of sales for fiscal 2023, 2022 and 2021 respectively.
Other intangibles are amortized over their estimated useful lives of 3 to 14 years. As of December 1, 2023, the estimated aggregate amortization expense for each of the five succeeding fiscal years was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
2024	$334
2025	299
2026	146
2027	105
2028	62
Thereafter	122
Total expected amortization expense	$1,068
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of December 1, 2023 and December 2, 2022 consisted of the following:

(in millions)	2023	2022
Accrued bonuses	$547	$489
Accrued compensation and benefits	535	485
Accrued corporate marketing	132	154
Sales and use taxes	122	117
Refund liabilities	111	106
Other	495	439
Accrued expenses	$1,942	$1,790
Other primarily includes general business accruals, royalties payable, accrued hosting fees and derivative collateral liabilities.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2023, 2022 and 2021 consisted of the following:

(in millions)	2023	2022	2021
Domestic	$3,465	$1,958	$1,736
Foreign	3,334	4,050	3,969
Income before income taxes	$6,799	$6,008	$5,705
The provision for income taxes for fiscal 2023, 2022 and 2021 consisted of the following:

(in millions)	2023	2022	2021
Current:
United States federal	$1,198	$465	$391
Foreign	335	329	197
State and local	260	132	103
Total current	1,793	926	691
Deferred:
United States federal	(556)	(45)	(148)
Foreign	227	360	359
State and local	(93)	11	(19)
Total deferred	(422)	326	192
Provision for income taxes	$1,371	$1,252	$883
Reconciliation of Provision for Income Taxes
Total income tax expense differed from the income tax expense computed at the U.S. federal statutory rate of 21% as a result of the following:

(in millions)	2023	2022	2021
Tax expense computed at U.S. federal statutory rate	$1,428	$1,262	$1,198
Tax credits	(130)	(116)	(149)
Effects of non-U.S. operations	(116)	(7)	(23)
Tax settlements	(14)	(14)	(58)
State tax expense, net of federal benefit	132	113	66
Stock-based compensation	29	—	(157)
Other	42	14	6
Provision for income taxes	$1,371	$1,252	$883

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 1, 2023 and December 2, 2022 were as follows:

(in millions)	2023	2022
Deferred tax assets:
Capitalized expenses	$984	$298
Intangible assets	320	653
Credit carryforwards	366	333
Reserves and accruals	125	98
Operating lease liabilities	97	104
Stock-based compensation	65	108
Net operating loss carryforwards of acquired companies	44	88
Benefits relating to tax positions	68	56
Other	48	41
Total gross deferred tax assets	2,117	1,779
Valuation allowance	(405)	(402)
Total deferred tax assets	1,712	1,377
Deferred tax liabilities:
Acquired intangible assets	263	354
Prepaid expenses	107	110
Operating lease right-of-use assets	89	97
Depreciation and amortization	77	67
Total deferred tax liabilities	536	628
Net deferred tax assets	$1,176	$749
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.
As of December 1, 2023, we had state net operating loss and tax credit carryforwards of approximately $446 million and $352 million, respectively. We also had federal tax credit carryforwards of approximately $80 million. The majority of the state tax credits can be carried forward indefinitely, and the remaining net operating loss and tax credit carryforwards will expire in various years from fiscal 2024 through 2040. Certain net operating loss and tax credit carryforwards are subject to an annual limitation and/or are reduced by a valuation allowance. The net carrying amount of such assets is expected to be fully realized.
In assessing the realizability of deferred tax assets, management determined that it is more likely than not that we will not fully realize certain available tax assets in domestic and foreign jurisdictions. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. As of December 1, 2023, we continue to maintain a valuation allowance of $405 million primarily related to certain state credits. For fiscal 2023, the increase in the valuation allowance was $3 million.
As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes. As of December 1, 2023, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2023 and 2022, the aggregate changes in our total gross amount of unrecognized tax benefits were as follows:

(in millions)	2023	2022
Beginning balance	$321	$289
Gross increases in unrecognized tax benefits – prior year tax positions	103	20
Gross decreases in unrecognized tax benefits – prior year tax positions	(9)	(18)
Gross increases in unrecognized tax benefits – current year tax positions	108	53
Lapse of statute of limitations	(14)	(4)
Tax settlements	(13)	(18)
Foreign exchange gains and losses	5	(1)
Ending balance	$501	$321
Our policy is to record interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 1, 2023 and December 2, 2022, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are Ireland, California and the United States. We are subject to the examination of our income tax returns by various domestic and foreign tax authorities with 2019 being the earliest fiscal year open for examination in all of our major tax jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. While we believe our tax estimates are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $60 million over the next 12 months.
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
The Adobe Inc. 401(k) Retirement Savings Plan, qualified under Section 401(k) of the Internal Revenue Code, is a retirement savings plan covering substantially all of our U.S. employees. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2023, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $85 million, $76 million and $64 million in fiscal 2023, 2022 and 2021, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
Deferred Compensation Plan
The Adobe Inc. Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions and bonuses. Members of the Board of Directors are also eligible to participate and are able to defer their directors’ fees and elect cash benefit distributions in the same manner as executives. Additionally, members of the Board are permitted to defer equity awards. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which election is made or, with respect to equity awards, vests. For cash benefit elections, distributions are made in cash in the form of a lump sum, or

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

five, ten, or fifteen-year annual installments. For equity award elections, distributions are made in stock in the form of a lump sum payment only.
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
As of December 1, 2023 and December 2, 2022, the invested amounts under the plan totaled $206 million and $160 million, respectively. As of December 1, 2023 and December 2, 2022, undistributed deferred compensation due to participants totaled $222 million and $178 million, respectively.
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
As of December 1, 2023, we had reserved 64.0 million shares of our common stock for issuance under our 2019 Plan and had 34.3 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance our ability to attract and retain highly talented and competent individuals. The ECC approves the terms of each of our Performance Share Programs, including the award calculation methodology. In January 2023, the ECC approved the 2023 Performance Share Program.
Shares outstanding under our 2023 and 2022 Performance Share Programs may be earned based on the achievement of (i) an objective relative total stockholder return measured over a three-year performance period, as well as (ii) revenue-based financial metrics measured over three one-year performance periods. Each type of performance goal is weighted 50% and achievement of each performance goal is determined independently of the other. Shares associated with each performance goal are not awarded until the corresponding performance targets are defined.
Shares outstanding under our 2021 Performance Share Program may be earned based on the achievement of an objective relative total stockholder return measured over a three-year performance period.
Performance share awards in each of our 2023, 2022 and 2021 Performance Share Programs will cliff-vest upon the later of (i) the three-year anniversary of the earliest vesting commencement date in the respective Performance Share Program, or (ii) the ECC's certification of the level of achievement of the final performance period in the respective Performance Share Program, contingent upon the participant’s continued service. Participants can earn between 0% and 200% of the target number of performance shares.
As of December 1, 2023, the shares awarded under our 2023, 2022 and 2021 Performance Share Programs remained outstanding and unvested.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 1, 2023, we had reserved 103.0 million shares of our common stock for issuance under the ESPP and approximately 9.6 million shares remain available for future issuance.
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
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	7.4	$449.94
Awarded	4.8	$376.83
Released	(3.9)	$424.00
Forfeited	(0.5)	$436.70
Ending outstanding balance	7.8	$418.63	$4,770	1.36

Expected to vest	7.0	$419.46	$4,276	1.29
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 1, 2023 of $612.47.
The weighted average grant date fair values of restricted stock units granted during fiscal 2023, 2022 and 2021 were $376.83, $457.96 and $504.69, respectively. The total fair value of restricted stock units vested during fiscal 2023, 2022 and 2021 was $1.71 billion, $1.30 billion and $1.83 billion, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
Performance share activity for fiscal 2023 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	0.4	$495.23
Awarded	0.2	$437.58
Released	(0.1)	$498.74
Forfeited	—	$491.86
Ending outstanding balance	0.5	$465.71	$284	1.32

Expected to vest	0.4	$466.10	$255	1.26
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of December 1, 2023 of $612.47.
Shares released during fiscal 2023 resulted from 63% achievement of target for the 2020 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2023.
The weighted average grant date fair values of performance share awards granted during fiscal 2023, 2022 and 2021 were $437.58, $402.24 and $325.24, respectively. The total fair value of performance share awards vested during fiscal 2023, 2022 and 2021 was $39 million, $192 million and $212 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $286.31, 0.8 million shares at an average price of $333.92, and 1.0 million shares at an average price of $294.15 for fiscal 2023, 2022 and 2021, respectively. The intrinsic value of shares purchased during fiscal 2023, 2022 and 2021 was $185 million, $73 million and $256 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
During fiscal 2023, the rollover provision of our ESPP was triggered and resulted in incremental expense to be recognized over the new twenty-four-month offering period, which did not have a material impact on our Consolidated Statements of Income.
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
As of December 1, 2023, there was $2.87 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.24 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs included in our Consolidated Statements of Income for fiscal 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Cost of revenue	$115	$97	$70
Research and development	874	726	549
Sales and marketing	495	417	307
General and administrative	234	200	164
Total (1)	$1,718	$1,440	$1,090
_________________________________________
(1)During fiscal 2023, 2022 and 2021, we recorded tax benefits related to stock-based compensation costs of $299 million, $291 million and $395 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2023 were as follows:

(in millions)	December 2, 2022	Increase / Decrease	Reclassification Adjustments		December 1, 2023
Net unrealized gains / losses on available-for-sale securities	$(41)	$24	$5	(1)	$(12)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	17	(12)	(31)	(2)	(26)
Cumulative foreign currency translation adjustments	(269)	22	—		(247)
Total accumulated other comprehensive income (loss), net of taxes	$(293)	$34	$(26)		$(285)
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
During fiscal 2023 and 2022, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments of $1.4 billion and $2.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During fiscal 2023, 2022 and 2021, we also entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments totaling $3 billion, $4.15 billion and $3.95 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2023, we repurchased a total of 11.5 million shares, including approximately 7.5 million shares at an average price of $429.65 through structured repurchase agreements, as well as 4.0 million shares at an average price of $348.46 through the ASR entered into during fiscal 2023. During fiscal 2022, we repurchased approximately 15.7 million shares, including approximately 10.4 million shares at an average price of $375.03 through structured repurchase agreements, as well as 5.3 million shares at an average price of $451.55 through the ASR entered into during fiscal 2022. During fiscal 2021, we repurchased approximately 7.2 million shares at an average price of $536.17 through structured repurchase agreements.
For fiscal 2023, 2022 and 2021, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 1, 2023, December 2, 2022 and December 3, 2021 were excluded from the computation of net income per share. As of December 1, 2023, $354 million of prepayment remained under our outstanding structured stock repurchase agreement.
Subsequent to December 1, 2023, as part of the December 2020 stock repurchase authority, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2 billion and received an initial delivery of 2.5 million shares, which represents approximately 75% of our prepayment. Upon completion of the $2 billion accelerated share repurchase agreement, $150 million remains under our December 2020 authority.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2023, 2022 and 2021:

(in millions, except per share data)	2023	2022	2021
Net income	$5,428	$4,756	$4,822

Shares used to compute basic net income per share	457.1	469.5	477.3
Dilutive potential common shares from stock plans and programs	2.0	1.4	3.7
Shares used to compute diluted net income per share	459.1	470.9	481.0

Basic net income per share	$11.87	$10.13	$10.10
Diluted net income per share	$11.82	$10.10	$10.02

Anti-dilutive potential common shares	2.7	4.2	0.2

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of December 1, 2023, primarily relating to contracts with vendors for third-party hosting and data center services:

(in millions)
Fiscal Year	Purchase Obligations
2024	$1,202
2025	882
2026	884
2027	762
2028	789
Thereafter	411
Total	$4,930
Subsequent to December 1, 2023, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by $2.3 billion through December 2028.
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded in our cost of revenue on our Consolidated Statements of Income, was approximately $246 million, $228 million and $202 million in fiscal 2023, 2022 and 2021, respectively.
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
Legal Proceedings
We are subject to legal proceedings, claims, including claims relating to intellectual property, commercial, employment and other matters, and investigations, including government investigations, that arise in the ordinary course of our business. Some of these disputes, legal proceedings and investigations may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of December 1, 2023, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act. In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. We are currently engaging in discussion with the FTC. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this investigation.
On October 20, 2023, a securities class action captioned Pembroke Pines Firefighters & Police Officers Pension Fund et al v. Adobe, Inc. et al, Case No. 1:23-cv-09260, was filed in the U.S. District Court for the Southern District of New York (the “Securities Action”) naming Adobe and certain of our current and former officers as defendants. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between July 23, 2021 and September 15, 2022 (the “Class Period”), and alleges that certain public statements made by Adobe during the Class Period related to competition from Figma and the adequacy of Adobe’s existing offerings to counter harms Adobe may have faced due to Figma’s growing market position were materially false and misleading. The Securities Action seeks unspecified compensatory damages, attorneys’ fees and costs, and extraordinary equitable and/or injunctive relief.
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action,” and together with the Shah Action, the “Derivative Actions”), purportedly on behalf of Adobe. The Derivative Actions are based largely on the same alleged facts and circumstances as the Securities Action, and name certain of our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Section 10(b) of the Securities Exchange Act of 1934 and seek recovery of unspecified damages and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat Action, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah Action, on behalf of Adobe.
We dispute the allegations of wrongdoing in the Securities Action and the Derivative Actions and intend to vigorously defend ourselves in these matters. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve or settle the Securities Action and the Derivative Actions.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 17.  DEBT
The carrying value of our borrowings as of December 1, 2023 and December 2, 2022 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2023	2022
1.70% 2023 Notes	February 2020	February 2023	1.92%	$—	$500
1.90% 2025 Notes	February 2020	February 2025	2.07%	500	500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$3,650	$4,150
Less: Current portion of debt, at par				—	(500)
Unamortized discount and debt issuance costs				(16)	(21)
Carrying value of long-term debt				$3,634	$3,629

Carrying value of current debt, net of unamortized discount and debt issuance costs				$—	$500
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
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan (the “Term Loan”) of up to $3.5 billion for the purpose of partially funding the purchase price for our intended acquisition of Figma and the related fees and expenses incurred in connection with the acquisition. The Term Loan was available for funding in a single drawing upon the closing of the Figma acquisition at any time

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior to March 15, 2024. The Term Loan would mature two years following the initial funding date and required no scheduled principal amortization payments prior to maturity. The Term Loan could be prepaid and terminated at our election at any time without premium or penalty. At our election, the Term Loan would bear interest at either (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR, plus a margin, or (iii) base rate, plus a margin. Base rate is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR and adjusted daily SOFR loans was based on our debt ratings, and ranges from 0.750% to 1.250%. The margin for base rate loans was based on our debt ratings, and ranged from 0.000% to 0.250%. In addition, commitment fees determined according to our debt ratings were payable quarterly in an amount ranging from 0.040% to 0.100% per annum until the funding of the Term Loan.
The Term Loan Credit Agreement contained customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the lenders similar to those contained in the Revolving Credit Agreement. As of December 1, 2023, there were no outstanding borrowings under the Term Loan.
Subsequent to December 1, 2023, we entered into a mutual termination agreement with Figma to terminate the previously announced merger agreement. Consequently, the Term Loan Credit Agreement was terminated. See Note 3 of our Notes to Consolidated Financial Statements for further information regarding the Figma transaction.
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
As of December 1, 2023, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of December 1, 2023, there were no outstanding borrowings under the commercial paper program.

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
Operating lease expense was $117 million, $121 million and $119 million for fiscal 2023, 2022 and 2021, respectively. We recognized operating lease expense in cost of revenue and operating expenses in our Consolidated Statements of Income. Our operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.
Supplemental cash flow information for fiscal 2023, 2022 and 2021 related to operating leases was as follows:

(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$97	$107	$116
Right-of-use assets obtained in exchange for operating lease liabilities	$32	$59	$60
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of December 1, 2023 were 6 years and 2.50%, respectively.
As of December 1, 2023, the maturities of lease liabilities under operating leases were as follows:

(in millions)
Fiscal Year	Operating Leases (1)
2024	$83
2025	80
2026	74
2027	74
2028	62
Thereafter	111
Total lease liabilities	$484
Less: Imputed interest	38
Present value of lease liabilities	$446
_________________________________________
(1)    Legally binding minimum lease payments for leases signed but not yet commenced as of December 1, 2023 were not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2023, 2022 and 2021 included the following:

(in millions)	2023	2022	2021
Interest expense	$(113)	$(112)	$(113)
Investment gains (losses), net:
Realized investment gains	$6	$11	$9
Realized investment losses	—	(1)	—
Unrealized investment gains (losses), net	10	(29)	7
Investment gains (losses), net	$16	$(19)	$16
Other income (expense), net:
Interest income	$269	$61	$17
Foreign exchange gains (losses)	(17)	(21)	(17)
Realized losses on fixed income investments	(7)	—	—
Other	1	1	—
Other income (expense), net	$246	$41	$—
Non-operating income (expense), net	$149	$(90)	$(97)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of December 1, 2023 and December 2, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended December 1, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 1, 2023 and December 2, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended December 1, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
January 16, 2024

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 1, 2023. Based on their evaluation as of December 1, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 1, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 1, 2023, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) is incorporated herein by reference to our 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see the section titled “Executive Officers” in Part I, Item 1 of this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Adobe Inc., Figma, Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Fortis Advisors LLC	8-K	9/15/22	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Description of Adobe’s Common Stock					X

10.1	2020 Employee Stock Purchase Plan, as amended*	10-K	1/15/21	10.1	000-15175

10.2A	2003 Equity Incentive Plan, as amended*	8-K	4/13/18	10.2	000-15175

10.2B	Form of RSU Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/26/18	10.6	000-15175

10.2C	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2003 Equity Incentive Plan*	8-K	1/28/19	10.5	000-15175

10.3A	2019 Equity Incentive Plan, as amended*	8-K	4/24/23	10.1	000-15175

10.3B	2021 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/21	10.2	000-15175

10.3C	Form of 2021 Performance Share Award Grant Notice and Award Agreement pursuant to 2021 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/21	10.3	000-15175

10.3D	2022 Performance Share Program pursuant to the 2019 Equity Incentive Plan*	8-K	1/27/22	10.2	000-15175

10.3E	2022 Performance Share Program pursuant to 2019 Equity Incentive Plan, as amended and restated*	8-K	1/26/23	10.4	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.3F	Form of 2022 Performance Share Award Grant Notice and Award Agreement pursuant to 2022 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/27/22	10.3	000-15175

10.3G	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted prior to January 15, 2021)*	10-Q	6/26/19	10.35B	000-15175

10.3H	2023 Performance Share Program pursuant to 2019 Equity Incentive Plan*	8-K	1/26/23	10.2	000-15175

10.3I	Form of 2023 Performance Share Award Grant Notice and Award Agreement pursuant to 2023 Performance Share Program and 2019 Equity Incentive Plan*	8-K	1/26/23	10.3	000-15175

10.3J	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 15, 2021)*	10-K	1/15/21	10.3E	000-15175

10.3K	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*	10-Q	3/29/23	10.7	000-15175

10.3L	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 24, 2023)*	10-Q	3/29/23	10.6	000-15175

10.4	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.5	Form of Indemnity Agreement*					X

10.6A	Adobe Deferred Compensation Plan, as Amended and Restated*	10-K	1/20/15	10.19	000-15175

10.6B	Amendment No. One to Adobe Deferred Compensation Plan*	10-K	1/21/20	10.6B	000-15175

10.7	Credit Agreement, dated as of June 30, 2022, among the Company, certain subsidiaries of the Company party thereto, Bank of America, N.A. as Administrative Agent and the other lenders party thereto	8-K	7/1/22	10.1	000-15175

10.8	Adobe Inc. 2023 Executive Severance Plan in the Event of a Change of Control*	8-K	12/13/23	10.1	000-15175

10.9	2023 Executive Annual Incentive Plan*	8-K	1/26/23	10.5	000-15175

10.10	2023 and 2024 Non-Employee Director Compensation Policy*	10-K	1/17/23	10.11	000-15175

10.11	Voting and Support Agreement, dated as of September 15, 2022, by and among Adobe Inc. and the Key Stockholders party thereto	8-K	9/15/22	10.1	000-15175

10.12	Term Loan Credit Agreement, dated as of January 19, 2023, among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto.	8-K	1/19/23	10.1	000-15175

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.13	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	9/14/23	10.1	000-15175

10.14	Termination Agreement, dated as of December 17, 2023, by and among Adobe Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Figma, Inc.	8-K	12/18/23	10.1	000-15175

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

97	Adobe Inc. Incentive Compensation Recovery Policy					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology Services and Operations
(Principal Financial Officer)
Date: January 16, 2024

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 16, 2024
Shantanu Narayen	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL DURN		January 16, 2024
Daniel Durn	Chief Financial Officer and Executive Vice President, Finance, Technology Services and Operations (Principal Financial Officer)

/s/ MARK GARFIELD		January 16, 2024
Mark Garfield	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 16, 2024
Frank Calderoni	Director

/s/ CRISTIANO AMON		January 16, 2024
Cristiano Amon	Director

Signature	Title	Date

/s/ AMY BANSE		January 16, 2024
Amy Banse	Director

/s/ BRETT BIGGS		January 16, 2024
Brett Biggs	Director

/s/ MELANIE BOULDEN		January 16, 2024
Melanie Boulden	Director

/s/ LAURA DESMOND		January 16, 2024
Laura Desmond	Director

/s/ SPENCER NEUMANN		January 16, 2024
Spencer Neumann	Director

/s/ KATHLEEN OBERG		January 16, 2024
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 16, 2024
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 16, 2024
David Ricks	Director

/s/ DAN ROSENSWEIG		January 16, 2024
Dan Rosensweig	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat Reader
Acrobat Sign
Adobe
Adobe Audition
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe Fonts
Adobe Fresco
Adobe Premiere
Adobe Scan
Adobe Sensei
Adobe Stock
Adobe Target
After Effects
Behance
Camera to Cloud
Creative Cloud
Document Cloud
Frame.io
Illustrator
InCopy
InDesign
Journey Optimizer
Lightroom
Marketo Engage
Photoshop
PostScript
Premiere Pro
Reader
Sensei
Substance 3D
Substance 3D Designer
Substance 3D Modeler
Substance 3D Painter
Substance 3D Sampler
Substance 3D Stager
Workfront

All other trademarks are the property of their respective owners.