Form 10-Q
period 2024-03-01
ADOBE INC.
filed 2024-03-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of March 22, 2024, 448.0 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 1, 2024	December 1, 2023
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,254	$7,141
Short-term investments	566	701
Trade receivables, net of allowances for doubtful accounts of $16 for both periods	2,057	2,224
Prepaid expenses and other current assets	1,131	1,018
Total current assets	10,008	11,084
Property and equipment, net	1,988	2,030
Operating lease right-of-use assets, net	366	358
Goodwill	12,803	12,805
Other intangibles, net	1,011	1,088
Deferred income taxes	1,310	1,191
Other assets	1,265	1,223
Total assets	$28,751	$29,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$300	$314
Accrued expenses	1,569	1,942
Debt	1,497	—
Deferred revenue	5,975	5,837
Income taxes payable	123	85
Operating lease liabilities	73	73
Total current liabilities	9,537	8,251
Long-term liabilities:
Debt	2,138	3,634
Deferred revenue	135	113
Income taxes payable	668	514
Operating lease liabilities	378	373
Other liabilities	435	376
Total liabilities	13,291	13,261
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 453 and 455 shares outstanding, respectively	—	—
Additional paid-in capital	12,037	11,586
Retained earnings	33,809	33,346
Accumulated other comprehensive income (loss)	(277)	(285)
Treasury stock, at cost (148 and 146 shares, respectively)	(30,109)	(28,129)
Total stockholders’ equity	15,460	16,518
Total liabilities and stockholders’ equity	$28,751	$29,779
_________________________________________
(*)    The condensed consolidated balance sheet as of December 1, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 1, 2024	March 3, 2023
Revenue:
Subscription	$4,916	$4,373
Product	119	120
Services and other	147	162
Total revenue	5,182	4,655
Cost of revenue:
Subscription	455	434
Product	5	8
Services and other	130	126
Total cost of revenue	590	568
Gross profit	4,592	4,087
Operating expenses:
Research and development	939	827
Sales and marketing	1,352	1,301
General and administrative	352	331
Acquisition termination fee	1,000	—
Amortization of intangibles	42	42
Total operating expenses	3,685	2,501
Operating income	907	1,586
Non-operating income (expense):
Interest expense	(27)	(32)
Investment gains (losses), net	18	1
Other income (expense), net	70	43
Total non-operating income (expense), net	61	12
Income before income taxes	968	1,598
Provision for income taxes	348	351
Net income	$620	$1,247
Basic net income per share	$1.37	$2.72
Shares used to compute basic net income per share	453	459
Diluted net income per share	$1.36	$2.71
Shares used to compute diluted net income per share	456	460

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 1, 2024	March 3, 2023
	Increase/(Decrease)
Net income	$620	$1,247
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	4	7
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	3	(9)
Reclassification adjustment for realized gains / losses on derivative instruments	4	(16)
Net increase (decrease) from derivatives designated as hedging instruments	7	(25)
Foreign currency translation adjustments	(3)	4
Other comprehensive income (loss), net of taxes	8	(14)
Total comprehensive income, net of taxes	$628	$1,233

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 1, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	620	—	—	—	620
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	—	(157)	—	1	32	(125)
Repurchases of common stock	—	—	—	—	—	(3)	(2,013)	(2,013)
Stock-based compensation	—	—	451	—	—	—	—	451
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at March 1, 2024	601	$—	$12,037	$33,809	$(277)	(148)	$(30,109)	$15,460

	Three Months Ended March 3, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	1,247	—	—	—	1,247
Other comprehensive income (loss), net of taxes	—	—	—	—	(14)	—	—	(14)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(131)	—	2	36	(95)
Repurchases of common stock	—	—	—	—	—	(5)	(1,400)	(1,400)
Stock-based compensation	—	—	416	—	—	—	—	416
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at March 3, 2023	601	$—	$10,284	$29,435	$(307)	(142)	$(25,206)	$14,206

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 1, 2024	March 3, 2023
Cash flows from operating activities:
Net income	$620	$1,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	212	212
Stock-based compensation	451	416
Reduction of operating lease right-of-use assets	18	21
Deferred income taxes	(116)	(49)
Unrealized losses (gains) on investments, net	(13)	3
Other non-cash items	1	(5)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	166	269
Prepaid expenses and other assets	(173)	(258)
Trade payables	(12)	(55)
Accrued expenses and other liabilities	(332)	(323)
Income taxes payable	192	152
Deferred revenue	160	63
Net cash provided by operating activities	1,174	1,693
Cash flows from investing activities:
Maturities of short-term investments	135	254
Proceeds from sales of short-term investments	4	33
Purchases of property and equipment	(37)	(101)
Purchases of long-term investments, intangibles and other assets	(38)	(30)
Proceeds from sale of long-term investments and other assets	2	—
Net cash provided by investing activities	66	156
Cash flows from financing activities:
Repurchases of common stock	(2,000)	(1,400)
Proceeds from re-issuance of treasury stock	97	69
Taxes paid related to net share settlement of equity awards	(222)	(164)
Repayment of debt	—	(500)
Other financing activities, net	(3)	(19)
Net cash used for financing activities	(2,128)	(2,014)
Effect of foreign currency exchange rates on cash and cash equivalents	1	1
Net change in cash and cash equivalents	(887)	(164)
Cash and cash equivalents at beginning of period	7,141	4,236
Cash and cash equivalents at end of period	$6,254	$4,072
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$205	$214
Cash paid for interest	$47	$55

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 1, 2023 on file with the SEC (our “Annual Report”).
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
Recent Accounting Pronouncements Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2026 annual reporting period. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 1, 2024, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended March 1, 2024
Revenue	$3,816	$1,289	$77	$5,182
Cost of revenue	171	397	22	590
Gross profit	$3,645	$892	$55	$4,592
Gross profit as a percentage of revenue	96%	69%	71%	89%
Three months ended March 3, 2023
Revenue	$3,395	$1,176	$84	$4,655
Cost of revenue	142	404	22	568
Gross profit	$3,253	$772	$62	$4,087
Gross profit as a percentage of revenue	96%	66%	74%	88%
Revenue by geographic area for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(in millions)	2024	2023
Americas	$3,110	$2,779
EMEA	1,319	1,173
APAC	753	703
Total	$5,182	$4,655
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(in millions)	2024	2023
Creative Cloud	$3,066	$2,761
Document Cloud	750	634
Total Digital Media revenue	$3,816	$3,395
Subscription revenue by segment for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(in millions)	2024	2023
Digital Media	$3,725	$3,301
Digital Experience	1,164	1,042
Publishing and Advertising	27	30
Total subscription revenue	$4,916	$4,373
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of March 1, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.06 billion, inclusive of unbilled receivables of $99 million. As of December 1, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $2.22 billion, inclusive of unbilled receivables of $80 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. As of March 1, 2024 and December 1, 2023, the allowance for doubtful accounts was $16 million for both periods.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended March 1, 2024. Contract assets were $153 million and $141 million as of March 1, 2024 and December 1, 2023, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of March 1, 2024, the balance of deferred revenue was $6.11 billion, which includes $87 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of December 1, 2023, the balance of deferred revenue was $5.95 billion. During the three months ended March 1, 2024, approximately $2.67 billion of revenue was recognized that was included in the balance of deferred revenue as of December 1, 2023.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 1, 2024, remaining performance obligations were approximately $17.58 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 68% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $707 million and $656 million as of March 1, 2024 and December 1, 2023, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $107 million and $111 million as of March 1, 2024 and December 1, 2023, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive merger agreement under which we intended to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock.
On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, we paid Figma a termination fee of $1 billion. The termination fee was recorded in operating expenses in our condensed consolidated statements of income during the three months ended March 1, 2024, and was not tax-deductible for financial statement purposes.
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
Cash, cash equivalents and short-term investments consisted of the following as of March 1, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$612	$—	$—	$612
Cash equivalents:
Money market funds	5,642	—	—	5,642
Total cash and cash equivalents	6,254	—	—	6,254
Short-term fixed income securities:
Asset-backed securities	11	—	—	11
Corporate debt securities	337	—	(2)	335
U.S. agency securities	13	—	(1)	12
U.S. Treasury securities	213	—	(5)	208
Total short-term investments	574	—	(8)	566
Total cash, cash equivalents and short-term investments	$6,828	$—	$(8)	$6,820

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of March 1, 2024:

(in millions)	Estimated Fair Value
Due within one year	$440
Due between one and two years	123
Due between two and three years	3
Total	$566

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended March 1, 2024 and March 3, 2023, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at March 1, 2024 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$5,642	$5,642	$—	$—
Short-term investments:
Asset-backed securities	11	—	11	—
Corporate debt securities	335	—	335	—
U.S. agency securities	12	—	12	—
U.S. Treasury securities	208	—	208	—
Prepaid expenses and other current assets:
Foreign currency derivatives	52	—	52	—
Other assets:
Deferred compensation plan assets	246	246	—	—
Total assets	$6,506	$5,888	$618	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $3.40 billion as of March 1, 2024, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of March 1, 2024, we had net derivative losses on our foreign exchange option contracts expected to be recognized within the next 18 months, of which $7 million of net losses are expected to be recognized into revenue within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets. The fair value of derivative instruments as of March 1, 2024 and December 1, 2023 were as follows:

(in millions)	2024		2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$44	$—	$42	$—
Foreign exchange forward contracts	4	—	1	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	4	4	9	4
Total derivatives	$52	$4	$52	$4
For the three months ended March 1, 2024 and March 3, 2023, gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income and the effects of derivative instruments on our condensed consolidated statements of income were immaterial.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of March 1, 2024 and December 1, 2023 was $12.80 billion and $12.81 billion, respectively.
Other intangible assets subject to amortization as of March 1, 2024 and December 1, 2023 were as follows:

(in millions)	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,204	$(650)	$554	$1,204	$(619)	$585
Purchased technology	884	(589)	295	984	(647)	337
Trademarks	376	(228)	148	376	(217)	159
Other	23	(9)	14	22	(15)	7
Other intangibles, net	$2,487	$(1,476)	$1,011	$2,586	$(1,498)	$1,088
Amortization expense related to other intangibles was $84 million and $96 million for the three months ended March 1, 2024 and March 3, 2023, respectively. Of these amounts, $42 million and $54 million were included in cost of revenue for the three months ended March 1, 2024 and March 3, 2023, respectively.
As of March 1, 2024, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2024	$250
2025	300
2026	147
2027	106
2028	63
Thereafter	125
Total expected amortization expense	$991
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of March 1, 2024 and December 1, 2023 consisted of the following:

(in millions)	2024	2023
Accrued compensation and benefits	$592	$535
Accrued bonuses	158	547
Accrued corporate marketing	125	132
Sales and use taxes	116	122
Refund liabilities	107	111
Other	471	495
Accrued expenses	$1,569	$1,942
Other primarily includes general business accruals, accrued hosting fees, royalties payable, and derivative collateral liabilities.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended March 1, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	7.8	$418.63
Awarded	2.3	$605.02
Released	(0.9)	$415.19
Forfeited	(0.1)	$442.35
Ending outstanding balance	9.1	$466.10	$5,191

Expected to vest	8.3	$465.10	$4,753
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 1, 2024 of $570.93.
The total fair value of restricted stock units vested during the three months ended March 1, 2024 was $541 million.
Performance Shares
In the first quarter of fiscal 2024, the Executive Compensation Committee of our Board of Directors (the “ECC”) approved the 2024 Performance Share Program, the terms of which are similar to the 2023 Performance Share Program that is still outstanding. For information regarding our outstanding Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 1, 2023.
As of March 1, 2024, the performance shares awarded under our 2024, 2023 and 2022 Performance Share Programs remained outstanding and unvested.
Performance share activity for the three months ended March 1, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	0.5	$465.71
Awarded	0.2	$645.40
Released	(0.1)	$463.22
Forfeited	(0.1)	$471.87
Ending outstanding balance	0.5	$534.65	$307

Expected to vest	0.5	$532.23	$274
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of March 1, 2024 of $570.93.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the three months ended March 1, 2024 resulted from 83% achievement of target for the 2021 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2024.
The total fair value of performance shares vested during the three months ended March 1, 2024 was $63 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $299.89 and 0.2 million shares at an average price of $286.05 for the three months ended March 1, 2024 and March 3, 2023, respectively. The intrinsic value of shares purchased during the three months ended March 1, 2024 and March 3, 2023 was $96 million and $12 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of March 1, 2024, there was $3.90 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.50 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(in millions)	2024	2023
Cost of revenue	$29	$29
Research and development	229	209
Sales and marketing	129	122
General and administrative	64	56
Total	$451	$416
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 1, 2023	Increase / Decrease	Reclassification Adjustments		March 1, 2024
Net unrealized gains / losses on available-for-sale securities	$(12)	$4	$—	(1)	$(8)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(26)	3	4	(2)	(19)
Cumulative foreign currency translation adjustments	(247)	(3)	—		(250)
Total accumulated other comprehensive income (loss), net of taxes	$(285)	$4	$4		$(277)
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
Taxes related to each component of other comprehensive income (loss) for the three months ended March 1, 2024 and March 3, 2023 were immaterial.
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
During the three months ended March 1, 2024 and March 3, 2023, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments of $2 billion and $1.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
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
During the three months ended March 1, 2024, we repurchased a total of 3.1 million shares, including approximately 0.6 million shares at an average price of $626.68 through a structured repurchase agreement entered into during fiscal 2023, as well as 2.5 million shares from the initial delivery of the ASR entered into during the three months ended March 1, 2024. During the three months ended March 3, 2023, we repurchased a total of 5.0 million shares, including approximately 1.8 million shares at an average price of $330.52 through a structured repurchase agreement entered into during fiscal 2022, as well as 3.2 million shares from the initial delivery of the ASR entered into during the three months ended March 3, 2023.
For the three months ended March 1, 2024, the prepayments were classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by March 1, 2024 were excluded from the computation of net income per share. As of March 1, 2024, a portion of the $2 billion prepayment under our outstanding ASR was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity. Subsequent to March 1, 2024, the outstanding ASR was settled which resulted in total repurchases of 3.5 million shares at an average price of $578.11.
Subsequent to March 1, 2024, our Board of Directors granted us additional authority to repurchase up to $25 billion in our common stock through March 14, 2028. Thereafter, as part of both the December 2020 and March 2024 stock repurchase authorities, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of the $2.5 billion ASR, $22.65 billion remains under our March 2024 authority and there is no remaining balance under our December 2020 authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 1, 2024 and March 3, 2023:

(in millions, except per share data)	2024	2023
Net income	$620	$1,247

Shares used to compute basic net income per share	452.8	459.0
Dilutive potential common shares from stock plans and programs	3.5	0.5
Shares used to compute diluted net income per share	456.3	459.5

Basic net income per share	$1.37	$2.72
Diluted net income per share	$1.36	$2.71

Anti-dilutive potential common shares	0.9	6.2

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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of March 1, 2024, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act. In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. Since then, we have attempted to engage constructively with the FTC to resolve this matter. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. It is not clear whether a settlement may be in reach, and we intend to continue seeking to engage constructively with the FTC. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this investigation.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
On October 20, 2023, a securities class action captioned Pembroke Pines Firefighters & Police Officers Pension Fund et al v. Adobe, Inc. et al, Case No. 1:23-cv-09260, was filed in the U.S. District Court for the Southern District of New York (the “Securities Action”) naming Adobe and certain of our current and former officers as defendants. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between July 23, 2021 and September 22, 2022 (the “Class Period”). The complaint, which was amended on February 23, 2024, alleges that certain public statements made by Adobe during the Class Period related to competition from Figma and the adequacy of Adobe’s existing offerings to counter harms Adobe may have faced due to Figma’s growing market position were materially false and misleading. The Securities Action seeks unspecified compensatory damages, attorneys’ fees and costs, and extraordinary equitable and/or injunctive relief.
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action”), purportedly on behalf of Adobe. On January 24, 2024, the Court consolidated the Shah and Gervat Actions (together, the “Consolidated Derivative Action”). On January 18, 2024, a shareholder derivative action captioned Sbriglio v. Narayen et al., Case No. 24-cv-429458, was filed in California Superior Court (the “Sbriglio Action”), purportedly on behalf of Adobe. On January 29, 2024, a shareholder derivative action captioned Roy v. Narayen et al., No. 1:24-cv-00633, was filed in the U.S. District Court for the Southern District of New York, (the “Roy Action,” and together with the Consolidated Derivative Action and the Sbriglio Action, the “Derivative Actions”), purportedly on behalf of Adobe. The Derivative Actions are based largely on the same alleged facts and circumstances as the Securities Action, and name certain of our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The Derivative Actions together allege claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and violations of Section 10(b) (and Rule 10b-5 promulgated thereunder), Section 20(a), and/or Section 21D of the Securities Exchange Act of 1934, as amended, and seek recovery of unspecified damages, restitution, and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat Action, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah Action, on behalf of Adobe.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying value of our borrowings as of March 1, 2024 and December 1, 2023 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2024	2023
1.90% 2025 Notes	February 2020	February 2025	2.07%	$500	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
Total debt outstanding, at par				$3,650	$3,650
Less: Current portion of debt, at par				(1,500)	—
Unamortized discount and debt issuance costs				(12)	(16)
Carrying value of long-term debt				$2,138	$3,634

Current portion of debt, at par				$1,500	$—
Unamortized discount and debt issuance costs				(3)	—
Carrying value of current debt				$1,497	$—
Senior Notes
In January 2015, we issued $1 billion of senior notes due February 1, 2025. The related discount and issuance costs are amortized to interest expense over the term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1.
In February 2020, we issued $500 million of senior notes due February 1, 2025, $850 million of senior notes due February 1, 2027 and $1.30 billion of senior notes due February 1, 2030. Our total proceeds were used for general corporate purposes including repayment of debt instruments due in fiscal 2020. The related discount and issuance costs are amortized to interest expense over the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of March 1, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (“Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement entered into in October 2018. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR, plus a margin, (iii) alternative currency rate, plus a margin, or (iv) base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR, adjusted

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
daily SOFR and alternative currency rate loans is based on our debt ratings, and ranges from 0.460% to 0.900%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.040% to 0.100% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of March 1, 2024, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of March 1, 2024, there were no outstanding borrowings under the commercial paper program.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan of up to $3.5 billion for the purpose of partially funding the purchase price for our intended acquisition of Figma and the related fees and expenses. During the three months ended March 1, 2024, we entered into a mutual termination agreement with Figma to terminate the previously announced merger agreement. Consequently, the Term Loan Credit Agreement was terminated. There were no outstanding borrowings under the Term Loan Credit Agreement at the time of termination.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2023, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2024, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives, with focus on delivering product innovation and driving adoption and usage of our AI-powered solutions, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile applications (“apps”) and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Creative Cloud includes Adobe Express, a web and mobile app designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. In September 2023, we released Adobe Firefly, a group of creative generative AI models designed to generate high quality images and text effects. Adobe Firefly-powered generative AI features are also available across Creative Cloud apps including Adobe Photoshop and Adobe Express. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
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
Creative ARR exiting the first quarter of fiscal 2024 was $12.78 billion, up from $12.49 billion at the end of fiscal 2023. Document Cloud ARR exiting the first quarter of fiscal 2024 was $2.98 billion, up from $2.84 billion at the end of fiscal 2023. Total Digital Media ARR grew to $15.76 billion at the end of the first quarter of fiscal 2024, up from $15.33 billion at the end of fiscal 2023.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the first quarter of fiscal 2024 was $3.07 billion, up from $2.76 billion in the first quarter of fiscal 2023, representing 11% year-over-year growth. Document Cloud revenue in the first quarter of fiscal 2024 was $750 million, up from $634 million in the first quarter of fiscal 2023, representing 18% year-over-year growth. Total Digital Media segment revenue grew to $3.82 billion in the first quarter of fiscal 2024, up from $3.40 billion in the first quarter of fiscal 2023, representing 12% year-over-year growth driven by strong net new user growth.
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
Digital Experience revenue was $1.29 billion in the first quarter of fiscal 2024, up from $1.18 billion in the first quarter of fiscal 2023, representing 10% year-over-year growth. Driving this growth was the increase in subscription revenue, which grew to $1.16 billion in the first quarter of fiscal 2024 from $1.04 billion in the first quarter of fiscal 2023, representing 12% year-over-year growth.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 1, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2023.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $15.76 billion as of March 1, 2024 increased by $432 million, or 3%, from $15.33 billion as of December 1, 2023.
•Creative revenue during the three months ended March 1, 2024 of $3.07 billion increased by $305 million, or 11%, compared to the year-ago period. Document Cloud revenue during the three months ended March 1, 2024 of $750 million increased by $116 million, or 18%, compared to the year-ago period.
•Digital Experience revenue of $1.29 billion during the three months ended March 1, 2024 increased by $113 million, or 10%, compared to the year-ago period.
•Remaining performance obligations of $17.58 billion as of March 1, 2024 increased by $369 million, or 2%, from $17.22 billion as of December 1, 2023.
•Cost of revenue of $590 million during the three months ended March 1, 2024 increased by $22 million, or 4%, compared to the year-ago period.
•Operating expenses of $3.69 billion during the three months ended March 1, 2024 increased by $1.18 billion, or 47%, compared to the year-ago period primarily due to the $1 billion termination fee which resulted from termination of the Figma transaction.
•Net income of $620 million during the three months ended March 1, 2024 decreased by $627 million, or 50%, compared to the year-ago period.
•Cash flows from operations of $1.17 billion during the three months ended March 1, 2024 decreased by $519 million, or 31%, compared to the year-ago period.

Revenue for the Three Months Ended March 1, 2024 and March 3, 2023

(dollars in millions)	Three Months
	2024	2023	% Change
Subscription	$4,916	$4,373	12%
Percentage of total revenue	95%	94%
Product	119	120	(1)%
Percentage of total revenue	2%	3%
Services and other	147	162	(9)%
Percentage of total revenue	3%	3%
Total revenue	$5,182	$4,655	11%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three months ended March 1, 2024 and March 3, 2023 is as follows:

(dollars in millions)	Three Months
	2024	2023	% Change
Digital Media	$3,725	$3,301	13%
Digital Experience	1,164	1,042	12%
Publishing and Advertising	27	30	(10)%
Total subscription revenue	$4,916	$4,373	12%
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

Segment Information

(dollars in millions)	Three Months
	2024	2023	% Change
Digital Media	$3,816	$3,395	12%
Percentage of total revenue	74%	73%
Digital Experience	1,289	1,176	10%
Percentage of total revenue	25%	25%
Publishing and Advertising	77	84	(8)%
Percentage of total revenue	1%	2%
Total revenue	$5,182	$4,655	11%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three months ended March 1, 2024 and March 3, 2023 were as follows:

(dollars in millions)	Three Months
	2024	2023	% Change
Creative Cloud	$3,066	$2,761	11%
Document Cloud	750	634	18%
Total Digital Media revenue	$3,816	$3,395	12%
Revenue from Digital Media increased $421 million during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment, strong engagement across customer segments and migrating our customers to higher valued subscription offerings with increased revenue per subscription.
Digital Experience
Revenue from Digital Experience increased $113 million during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 primarily due to net new additions across our subscription offerings.
Geographical Information

(dollars in millions)	Three Months
	2024	2023	% Change
Americas	$3,110	$2,779	12%
Percentage of total revenue	60%	60%
EMEA	1,319	1,173	12%
Percentage of total revenue	25%	25%
APAC	753	703	7%
Percentage of total revenue	15%	15%
Total revenue	$5,182	$4,655	11%

Overall revenue during the three months ended March 1, 2024 increased in all geographic regions as compared to the three months ended March 3, 2023. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 were impacts associated with foreign currency and our foreign currency hedging program. During the three months ended March 1, 2024 as compared to the year-ago period, the U.S. Dollar primarily weakened against EMEA foreign currencies and strengthened against APAC foreign currencies, which resulted in a net decrease in revenue of approximately $1 million in U.S. Dollar equivalents. For the three months ended March 1, 2024, we had net hedging losses from our cash flow hedging program of $4 million.

Cost of Revenue for the Three Months Ended March 1, 2024 and March 3, 2023

(dollars in millions)	Three Months
	2024	2023	% Change
Subscription	$455	$434	5%
Percentage of total revenue	9%	9%
Product	5	8	(38)%
Percentage of total revenue	*	*
Services and other	130	126	3%
Percentage of total revenue	3%	3%
Total cost of revenue	$590	$568	4%
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
Cost of subscription revenue increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 due to the following:

Components of % Change
Hosting services and data center costs	6%
Royalty costs	2
Amortization of intangibles	(3)
Total change	5%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 primarily due to increases in compensation costs, partially offset by decreases in professional and consulting fees.

Operating Expenses for the Three Months Ended March 1, 2024 and March 3, 2023

(dollars in millions)	Three Months
	2024	2023	% Change
Research and development	$939	$827	14%
Percentage of total revenue	18%	18%
Sales and marketing	1,352	1,301	4%
Percentage of total revenue	26%	28%
General and administrative	352	331	6%
Percentage of total revenue	7%	7%
Acquisition termination fee	1,000	—	**
Percentage of total revenue	19%	*
Amortization of intangibles	42	42	—%
Percentage of total revenue	1%	1%
Total operating expenses	$3,685	$2,501	47%
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
Research and development expenses increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 due to the following:

Components of % Change
Base compensation and related benefits	4%
Incentive compensation, cash and stock-based	3
Hosting services and data center costs	4
Various individually insignificant items	3
Total change	14%
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
Sales and marketing expenses increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 primarily due to increases in compensation costs.
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

General and administrative expenses increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 primarily due to increases in compensation costs, partially offset by decreases in professional and consulting fees.
Acquisition Termination Fee
During the three months ended March 1, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.
Non-Operating Income (Expense), Net for the Three Months Ended March 1, 2024 and March 3, 2023

(dollars in millions)	Three Months
	2024	2023	% Change
Interest expense	$(27)	$(32)	(16)%
Percentage of total revenue	(1)%	(1)%
Investment gains (losses), net	18	1	**
Percentage of total revenue	*	*
Other income (expense), net	70	43	**
Percentage of total revenue	1%	1%
Total non-operating income (expense), net	$61	$12	**
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
Other income (expense), net increased during the three months ended March 1, 2024 as compared to the three months ended March 3, 2023 primarily due to increases in interest income driven by higher average interest rates.
Provision for Income Taxes for the Three Months Ended March 1, 2024 and March 3, 2023

(dollars in millions)	Three Months
	2024	2023	% Change
Provision for income taxes	$348	$351	(1)%
Percentage of total revenue	7%	8%
Effective tax rate	36%	22%
Our effective tax rate increased by approximately 14 percentage points for the three months ended March 1, 2024, as compared to the three months ended March 3, 2023, primarily due to the Figma acquisition termination fee incurred during the three months ended March 1, 2024 which was not deductible for financial statement purposes. The increase was partially offset by a net tax benefit related to stock-based compensation recorded during the three months ended March 1, 2024, as compared to a net tax expense related to stock-based compensation recorded during the year-ago period.
Our effective tax rate for the three months ended March 1, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to the Figma acquisition termination fee which was not deductible for financial statement purposes and, to a lesser extent, from state taxes partially offset by the net tax benefits from non-U.S. operations and the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $677 million as of March 1, 2024, primarily related to certain state credits and capital loss carryforwards.
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
The provision from the U.S. Tax Act which requires us to capitalize and amortize research and development costs became effective in fiscal 2023. If the rule is not modified, there will continue to be an adverse impact on our effective rates for income taxes paid, which is partially offset by a benefit to our effective tax rates from the increase in the foreign-derived intangible income deduction.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $666 million and $330 million as of March 1, 2024 and March 3, 2023, respectively. If the total unrecognized tax benefits as of March 1, 2024 and March 3, 2023 were recognized, $502 million and $214 million would decrease the respective effective tax rates.
As of March 1, 2024 and March 3, 2023, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $70 million over the next 12 months.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Our primary uses of cash are general business expenses including payroll and related benefits costs, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary sources of cash include proceeds from maturities and sales of short-term investments. Other customary uses of cash include business acquisitions, repayment of maturing senior notes, purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	March 1, 2024	December 1, 2023
Cash and cash equivalents	$6,254	$7,141
Short-term investments	$566	$701
Working capital	$471	$2,833
Stockholders’ equity	$15,460	$16,518
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	March 1, 2024	March 3, 2023
Net cash provided by operating activities	$1,174	$1,693
Net cash provided by investing activities	66	156
Net cash used for financing activities	(2,128)	(2,014)
Effect of foreign currency exchange rates on cash and cash equivalents	1	1
Net change in cash and cash equivalents	$(887)	$(164)
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.17 billion for the three months ended March 1, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items. During the three months ended March 1, 2024, the Figma termination fee of $1 billion was paid using cash on hand. This had an adverse impact on net income and, consequently, on our cash flows from operations.
Cash Flows from Investing Activities
Net cash provided by investing activities of $66 million for the three months ended March 1, 2024 was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures and investments of certain deferred compensation.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.13 billion for the three months ended March 1, 2024 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards. The above uses of cash were offset in part by proceeds from re-issuance of treasury stock related to our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
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

Our cash equivalent and short-term investment portfolio as of March 1, 2024 consisted of asset-backed securities, corporate debt securities, money market funds, U.S. agency securities and U.S. Treasury securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of March 1, 2024, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of March 1, 2024, there were no outstanding borrowings under the commercial paper program.
Senior Notes
We have $3.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of March 1, 2024, the carrying value of our senior notes was $3.64 billion and our maximum commitment for interest payments was $276 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears, on February 1 and August 1. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of March 1, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date.
Contractual Obligations
Our principal commitments as of March 1, 2024 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the first quarter of fiscal 2024, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by $2.3 billion through December 2028. There have been no other material changes in those obligations during the three months ended March 1, 2024.
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
During the three months ended March 1, 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2 billion and received an initial delivery of 2.5 million shares of our common stock. Subsequent to March 1, 2024, the ASR was settled which resulted in total repurchases of 3.5 million shares at an average price of $578.11.
During the three months ended March 1, 2024, we repurchased a total of 3.1 million shares, including approximately 0.6 million shares at an average price of $626.68 through a structured repurchase agreement entered into during fiscal 2023, as well as 2.5 million shares from the initial delivery of the ASR.

Subsequent to March 1, 2024, our Board of Directors granted us additional authority to repurchase up to $25 billion in our common stock through March 14, 2028. Thereafter, as part of both the December 2020 and March 2024 stock repurchase authorities, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of the $2.5 billion ASR, $22.65 billion remains under our March 2024 authority and there is no remaining balance under our December 2020 authority.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 1, 2024, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of March 1, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of March 1, 2024, our investment portfolio consisted of asset-backed securities, corporate debt securities, money market funds, U.S. agency securities and U.S. Treasury securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
We have not prevailed, and may not in the future prevail, in every lawsuit or dispute. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 1, Note 13 of our Notes to Consolidated Financial Statements of this report.
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
As of March 1, 2024, we had $3.65 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended March 1, 2024. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$2,504
December 2, 2023—December 29, 2023
Accelerated share repurchase	2.5	$—	2.5	$(2,000)	(2)
Other shares repurchased	0.6	$626.68	0.6	$(354)
December 30, 2023—January 26, 2024
Shares repurchased	—	$—	—	$—
January 27, 2024—March 1, 2024
Shares repurchased	—	$—	—	$—

Total	3.1		3.1	$150
_________________________________________
(1)In December 2020, the Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024.
(2)In December 2023, we entered into an accelerated share repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $2 billion and received an initial delivery of 2.5 million shares of our common stock. Subsequent to March 1, 2024, the accelerated share repurchase agreement was settled which resulted in total repurchases of 3.5 million shares at an average price of $578.11.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table shows the trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by our Section 16 officers during the three months ended March 1, 2024.

Name and Position	Adoption Date	Total Number of Shares to be Sold	Expiration Date
Anil Chakravarthy	1/22/2024	Up to 13,386	4/14/2025
President, Digital Experience
Scott Belsky	2/1/2024	Up to 18,380 (1)	1/31/2025
Chief Strategy Officer and Executive Vice President, Design & Emerging Products
Mark Garfield	2/2/2024	Up to 5,023 (1)	1/8/2025
Senior Vice President and Chief Accounting Officer
_________________________________________
(1)The aggregate number of shares to be sold pursuant to this trading arrangement includes shares from outstanding restricted stock units that are subject to applicable service-based vesting conditions. The actual number of shares that will be released pursuant to the restricted stock units and sold under the trading arrangement will be net of the number of shares withheld by the Company to satisfy tax withholding obligations and is not yet determinable.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

10.1	Adobe Inc. 2023 Executive Severance Plan in the Event of a Change of Control*	8-K	12/13/23	10.1	000-15175

10.2	Termination Agreement, dated as of December 17, 2023, by and among Adobe Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Figma, Inc.	8-K	12/18/23	10.1	000-15175

10.3	2024 Performance Share Program*	8-K	1/26/24	10.2	000-15175

10.4	Form of 2024 Performance Share Award Grant Notice and Award Agreement pursuant to 2024 Performance Share Program*	8-K	1/26/24	10.3	000-15175

10.5	2024 Executive Annual Incentive Plan*	8-K	1/26/24	10.4	000-15175

10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan (for awards granted on or after January 24, 2024)*					X

10.7	2019 Executive Incentive Plan, as amended*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology Services and Operations
(Principal Financial Officer)

Date: March 27, 2024

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat Sign
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Mix Modeler
Adobe Scan
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Journey Optimizer
Marketo
Marketo Engage
Photoshop
Workfront

All other trademarks are the property of their respective owners.