Form 10-Q
period 2024-05-31
ADOBE INC.
filed 2024-06-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of June 21, 2024, 443.4 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	May 31, 2024	December 1, 2023
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$7,660	$7,141
Short-term investments	405	701
Trade receivables, net of allowances for doubtful accounts of $19 and $16, respectively	1,612	2,224
Prepaid expenses and other current assets	1,346	1,018
Total current assets	11,023	11,084
Property and equipment, net	1,969	2,030
Operating lease right-of-use assets, net	381	358
Goodwill	12,803	12,805
Other intangibles, net	933	1,088
Deferred income taxes	1,436	1,191
Other assets	1,462	1,223
Total assets	$30,007	$29,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$357	$314
Accrued expenses	1,899	1,942
Debt	1,498	—
Deferred revenue	5,558	5,837
Income taxes payable	95	85
Operating lease liabilities	67	73
Total current liabilities	9,474	8,251
Long-term liabilities:
Debt	4,127	3,634
Deferred revenue	128	113
Income taxes payable	591	514
Operating lease liabilities	398	373
Other liabilities	446	376
Total liabilities	15,164	13,261
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 449 and 455 shares outstanding, respectively	—	—
Additional paid-in capital	12,504	11,586
Retained earnings	35,227	33,346
Accumulated other comprehensive income (loss)	(276)	(285)
Treasury stock, at cost (152 and 146 shares, respectively)	(32,612)	(28,129)
Total stockholders’ equity	14,843	16,518
Total liabilities and stockholders’ equity	$30,007	$29,779
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	June 2, 2023	May 31, 2024	June 2, 2023
Revenue:
Subscription	$5,060	$4,517	$9,976	$8,890
Product	104	130	223	250
Services and other	145	169	292	331
Total revenue	5,309	4,816	10,491	9,471
Cost of revenue:
Subscription	456	436	911	870
Product	8	8	13	16
Services and other	134	128	264	254
Total cost of revenue	598	572	1,188	1,140
Gross profit	4,711	4,244	9,303	8,331
Operating expenses:
Research and development	984	876	1,923	1,703
Sales and marketing	1,445	1,345	2,797	2,646
General and administrative	355	357	707	688
Acquisition termination fee	—	—	1,000	—
Amortization of intangibles	42	42	84	84
Total operating expenses	2,826	2,620	6,511	5,121
Operating income	1,885	1,624	2,792	3,210
Non-operating income (expense):
Interest expense	(41)	(26)	(68)	(58)
Investment gains (losses), net	4	5	22	6
Other income (expense), net	82	47	152	90
Total non-operating income (expense), net	45	26	106	38
Income before income taxes	1,930	1,650	2,898	3,248
Provision for income taxes	357	355	705	706
Net income	$1,573	$1,295	$2,193	$2,542
Basic net income per share	$3.50	$2.83	$4.86	$5.55
Shares used to compute basic net income per share	449	458	451	458
Diluted net income per share	$3.49	$2.82	$4.83	$5.54
Shares used to compute diluted net income per share	451	459	454	459

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	June 2, 2023	May 31, 2024	June 2, 2023

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,573	$1,295	$2,193	$2,542
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	3	6	7	14
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	5	—	5
Net increase (decrease) from available-for-sale securities	3	11	7	19
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(2)	—	1	(9)
Reclassification adjustment for realized gains / losses on derivative instruments	4	(7)	8	(24)
Net increase (decrease) from derivatives designated as hedging instruments	2	(7)	9	(33)
Foreign currency translation adjustments	(4)	6	(7)	10
Other comprehensive income (loss), net of taxes	1	10	9	(4)
Total comprehensive income, net of taxes	$1,574	$1,305	$2,202	$2,538

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 1, 2024	601	$—	$12,037	$33,809	$(277)	(148)	$(30,109)	$15,460
Net income	—	—	—	1,573	—	—	—	1,573
Other comprehensive income (loss), net of taxes	—	—	—	—	1	—	—	1
Re-issuance of treasury stock under stock compensation plans	—	—	—	(155)	—	1	20	(135)
Repurchases of common stock	—	—	—	—	—	(5)	(2,521)	(2,521)
Stock-based compensation	—	—	467	—	—	—	—	467
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843

	Three Months Ended June 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 3, 2023	601	$—	$10,284	$29,435	$(307)	(142)	$(25,206)	$14,206
Net income	—	—	—	1,295	—	—	—	1,295
Other comprehensive income (loss), net of taxes	—	—	—	—	10	—	—	10
Re-issuance of treasury stock under stock compensation plans	—	—	—	(121)	—	—	19	(102)
Repurchases of common stock	—	—	—	—	—	(3)	(1,004)	(1,004)
Stock-based compensation	—	—	433	—	—	—	—	433
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	2,193	—	—	—	2,193
Other comprehensive income (loss), net of taxes	—	—	—	—	9	—	—	9
Re-issuance of treasury stock under stock compensation plans	—	—	—	(312)	—	2	52	(260)
Repurchases of common stock	—	—	—	—	—	(8)	(4,534)	(4,534)
Stock-based compensation	—	—	918	—	—	—	—	918
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843

	Six Months Ended June 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	2,542	—	—	—	2,542
Other comprehensive income (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(252)	—	2	55	(197)
Repurchases of common stock	—	—	—	—	—	(8)	(2,404)	(2,404)
Stock-based compensation	—	—	849	—	—	—	—	849
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	May 31, 2024	June 2, 2023
Cash flows from operating activities:
Net income	$2,193	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	426	432
Stock-based compensation	918	849
Reduction of operating lease right-of-use assets	37	36
Deferred income taxes	(238)	(168)
Unrealized losses (gains) on investments, net	(14)	(2)
Other non-cash items	6	(3)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	604	385
Prepaid expenses and other assets	(641)	(562)
Trade payables	45	(29)
Accrued expenses and other liabilities	(45)	(36)
Income taxes payable	87	421
Deferred revenue	(264)	(33)
Net cash provided by operating activities	3,114	3,832
Cash flows from investing activities:
Maturities of short-term investments	295	538
Proceeds from sales of short-term investments	7	195
Purchases of property and equipment	(78)	(222)
Purchases of long-term investments, intangibles and other assets	(49)	(34)
Proceeds from sale of long-term investments and other assets	2	1
Net cash provided by investing activities	177	478
Cash flows from financing activities:
Repurchases of common stock	(4,500)	(2,400)
Proceeds from re-issuance of treasury stock	97	70
Taxes paid related to net share settlement of equity awards	(357)	(267)
Proceeds from issuance of debt	1,997	—
Repayment of debt	—	(500)
Other financing activities, net	(7)	3
Net cash used for financing activities	(2,770)	(3,094)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	4
Net change in cash and cash equivalents	519	1,220
Cash and cash equivalents at beginning of period	7,141	4,236
Cash and cash equivalents at end of period	$7,660	$5,456
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$901	$435
Cash paid for interest	$48	$56

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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 31, 2024, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended May 31, 2024 and June 2, 2023 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended May 31, 2024
Revenue	$3,908	$1,327	$74	$5,309
Cost of revenue	181	395	22	598
Gross profit	$3,727	$932	$52	$4,711
Gross profit as a percentage of revenue	95%	70%	70%	89%
Three months ended June 2, 2023
Revenue	$3,511	$1,222	$83	$4,816
Cost of revenue	152	399	21	572
Gross profit	$3,359	$823	$62	$4,244
Gross profit as a percentage of revenue	96%	67%	75%	88%
Our segment results for the six months ended May 31, 2024 and June 2, 2023 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Six months ended May 31, 2024
Revenue	$7,724	$2,616	$151	$10,491
Cost of revenue	352	792	44	1,188
Gross profit	$7,372	$1,824	$107	$9,303
Gross profit as a percentage of revenue	95%	70%	71%	89%
Six months ended June 2, 2023
Revenue	$6,906	$2,398	$167	$9,471
Cost of revenue	294	803	43	1,140
Gross profit	$6,612	$1,595	$124	$8,331
Gross profit as a percentage of revenue	96%	67%	74%	88%
Revenue by geographic area for the three and six months ended May 31, 2024 and June 2, 2023 were as follows:

	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Americas	$3,188	$2,879	$6,298	$5,658
EMEA	1,361	1,213	2,680	2,386
APAC	760	724	1,513	1,427
Total	$5,309	$4,816	$10,491	$9,471

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended May 31, 2024 and June 2, 2023 were as follows:

	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Creative Cloud	$3,126	$2,852	$6,192	$5,613
Document Cloud	782	659	1,532	1,293
Total Digital Media revenue	$3,908	$3,511	$7,724	$6,906
Subscription revenue by segment for the three and six months ended May 31, 2024 and June 2, 2023 were as follows:

	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Digital Media	$3,828	$3,418	$7,553	$6,719
Digital Experience	1,204	1,070	2,368	2,112
Publishing and Advertising	28	29	55	59
Total subscription revenue	$5,060	$4,517	$9,976	$8,890
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of May 31, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $1.61 billion, inclusive of unbilled receivables of $99 million. As of December 1, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $2.22 billion, inclusive of unbilled receivables of $80 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $19 million and $16 million as of May 31, 2024 and December 1, 2023, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended May 31, 2024. Contract assets were $193 million and $141 million as of May 31, 2024 and December 1, 2023, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of May 31, 2024, the balance of deferred revenue was $5.69 billion, which includes $55 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of December 1, 2023, the balance of deferred revenue was $5.95 billion. During the three and six months ended May 31, 2024, approximately $1.69 billion and $4.36 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 1, 2023.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2024, remaining performance obligations were approximately $17.86 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 68% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $716 million and $656 million as of May 31, 2024 and December 1, 2023, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $105 million and $111 million as of May 31, 2024 and December 1, 2023, respectively.
NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive merger agreement under which we intended to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock.
On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, we paid Figma a termination fee of $1 billion. The termination fee was recorded in operating expenses in our condensed consolidated statements of income during the six months ended May 31, 2024, and was not tax-deductible for financial statement purposes.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of May 31, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$564	$—	$—	$564
Cash equivalents:
Money market funds	7,012	—	—	7,012
Time deposits	84	—	—	84
Total cash equivalents	7,096	—	—	7,096
Total cash and cash equivalents	7,660	—	—	7,660
Short-term fixed income securities:
Asset-backed securities	8	—	—	8
Corporate debt securities	202	—	(1)	201
U.S. agency securities	13	—	—	13
U.S. Treasury securities	187	—	(4)	183
Total short-term investments	410	—	(5)	405
Total cash, cash equivalents and short-term investments	$8,070	$—	$(5)	$8,065
Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$618	$—	$—	$618
Cash equivalents:
Money market funds	6,498	—	—	6,498
Time deposits	25	—	—	25
Total cash equivalents	6,523	—	—	6,523
Total cash and cash equivalents	7,141	—	—	7,141
Short-term fixed income securities:
Asset-backed securities	15	—	—	15
Corporate debt securities	438	—	(4)	434
U.S. agency securities	13	—	(1)	12
U.S. Treasury securities	247	—	(7)	240
Total short-term investments	713	—	(12)	701
Total cash, cash equivalents and short-term investments	$7,854	$—	$(12)	$7,842

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of May 31, 2024:

(in millions)	Estimated Fair Value
Due within one year	$342
Due between one and two years	60
Due between two and three years	3
Total	$405

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended May 31, 2024 and June 2, 2023, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at May 31, 2024 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$7,012	$7,012	$—	$—
Time deposits	84	84	—	—
Short-term investments:
Asset-backed securities	8	—	8	—
Corporate debt securities	201	—	201	—
U.S. agency securities	13	—	13	—
U.S. Treasury securities	183	—	183	—
Prepaid expenses and other current assets:
Foreign currency derivatives	51	—	51	—
Other assets:
Deferred compensation plan assets	251	251	—	—
Total assets	$7,803	$7,347	$456	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $5.39 billion as of May 31, 2024, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts and forward contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months.
As of May 31, 2024, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $4 million of net losses are expected to be recognized into revenue within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets and fair value liability derivatives are included in accrued expenses on our condensed consolidated balance sheets. The fair value of derivative instruments as of May 31, 2024 and December 1, 2023 were as follows:

(in millions)	2024		2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$44	$—	$42	$—
Foreign exchange forward contracts	3	—	1	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	4	4	9	4
Total derivatives	$51	$4	$52	$4
For the three and six months ended May 31, 2024 and June 2, 2023, gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income and the effects of derivative instruments on our condensed consolidated statements of income were immaterial.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of May 31, 2024 and December 1, 2023 was $12.80 billion and $12.81 billion, respectively. During the second quarter of fiscal 2024, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of May 31, 2024 and December 1, 2023 were as follows:

(in millions)	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,204	$(681)	$523	$1,204	$(619)	$585
Purchased technology	884	(630)	254	984	(647)	337
Trademarks	376	(239)	137	376	(217)	159
Other	28	(9)	19	22	(15)	7
Other intangibles, net	$2,492	$(1,559)	$933	$2,586	$(1,498)	$1,088
Amortization expense related to other intangibles was $84 million and $168 million for the three and six months ended May 31, 2024, respectively. Comparatively, amortization expense related to other intangibles was $96 million and $192 million for the three and six months ended June 2, 2023, respectively. Of these amounts, $42 million and $84 million were included in cost of revenue for the three and six months ended May 31, 2024, respectively, and $54 million and $108 million were included in cost of revenue for the three and six months ended June 2, 2023, respectively.
As of May 31, 2024, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2024	$166
2025	301
2026	149
2027	107
2028	65
Thereafter	125
Total expected amortization expense	$913
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of May 31, 2024 and December 1, 2023 consisted of the following:

(in millions)	2024	2023
Accrued compensation and benefits	$744	$535
Accrued bonuses	305	547
Accrued corporate marketing	125	132
Sales and use taxes	105	122
Refund liabilities	105	111
Other	515	495
Accrued expenses	$1,899	$1,942
Other primarily includes general business accruals, accrued hosting fees, royalties payable, and derivative collateral liabilities.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended May 31, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	7.8	$418.63
Awarded	2.6	$590.97
Released	(1.8)	$431.10
Forfeited	(0.2)	$442.98
Ending outstanding balance	8.4	$468.88	$3,734

Expected to vest	7.7	$467.98	$3,435
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of May 31, 2024 of $444.76.
The total fair value of restricted stock units vested during the six months ended May 31, 2024 was $953 million.
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
As of May 31, 2024, the performance shares awarded under our 2024, 2023 and 2022 Performance Share Programs remained outstanding and unvested.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the six months ended May 31, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	0.5	$465.71
Awarded	0.2	$645.40
Released	(0.1)	$455.65
Forfeited	(0.1)	$474.70
Ending outstanding balance	0.5	$536.56	$238

Expected to vest	0.5	$534.33	$215
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of May 31, 2024 of $444.76.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the six months ended May 31, 2024 resulted from 83% achievement of target for the 2021 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2024.
The total fair value of performance shares vested during the six months ended May 31, 2024 was $63 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $299.89 and 0.2 million shares at an average price of $286.05 for the six months ended May 31, 2024 and June 2, 2023, respectively. The intrinsic value of shares purchased during the six months ended May 31, 2024 and June 2, 2023 was $96 million and $12 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 31, 2024, there was $3.56 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.31 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended May 31, 2024 and June 2, 2023 were as follows:

	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Cost of revenue	$31	$29	$60	$58
Research and development	234	224	463	433
Sales and marketing	134	123	263	245
General and administrative	68	57	132	113
Total	$467	$433	$918	$849

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 1, 2023	Increase / Decrease	Reclassification Adjustments		May 31, 2024
Net unrealized gains / losses on available-for-sale securities	$(12)	$7	$—	(1)	$(5)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(26)	1	8	(2)	(17)
Cumulative foreign currency translation adjustments	(247)	(7)	—		(254)
Total accumulated other comprehensive income (loss), net of taxes	$(285)	$1	$8		$(276)
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
Taxes related to each component of other comprehensive income (loss) for the three and six months ended May 31, 2024 and June 2, 2023 were immaterial.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during the six months ended May 31, 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During the six months ended May 31, 2024 and June 2, 2023, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $4.5 billion and $1.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During the six months ended June 2, 2023, we also entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $1 billion. Under the terms of our structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Share repurchase activity for the six months ended May 31, 2024 and June 2, 2023 was as follows:

	Number of Shares Delivered (in millions)	Average Price Paid Per Share
Six months ended May 31, 2024
Structured stock repurchase agreement entered into in fiscal 2023	0.6	$626.68
ASR entered into in December 2023	3.5	$578.11
ASR entered into in March 2024	3.6	$—	(1)
Total shares delivered	7.7
Six months ended June 2, 2023
Structured stock repurchase agreements entered into in fiscal 2022 and the six months ended June 2, 2023	3.6	$346.84
ASR entered into in December 2022	4.0	$348.46
Total shares delivered	7.6
_________________________________________
(1)    During the six months ended May 31, 2024, we received the initial delivery of shares under the ASR entered into in March 2024, which remained outstanding as of May 31, 2024. Subsequent to May 31, 2024, the outstanding ASR was settled which resulted in total repurchases of 5.2 million shares at an average price of $475.94.
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share. As of May 31, 2024, a portion of the $2.5 billion prepayment under the ASR entered into in March 2024 was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.
Subsequent to May 31, 2024, as part of the March 2024 stock repurchase authority, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of this $2.5 billion ASR, $20.15 billion remains under our March 2024 stock repurchase authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 31, 2024 and June 2, 2023:

	Three Months		Six Months
(in millions, except per share data)	2024	2023	2024	2023
Net income	$1,573	$1,295	$2,193	$2,542

Shares used to compute basic net income per share	449.1	457.8	450.9	458.4
Dilutive potential common shares from stock plans and programs	2.3	0.9	3.0	0.7
Shares used to compute diluted net income per share	451.4	458.7	453.9	459.1

Basic net income per share	$3.50	$2.83	$4.86	$5.55
Diluted net income per share	$3.49	$2.82	$4.83	$5.54

Anti-dilutive potential common shares	2.5	3.8	1.7	5.0

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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of May 31, 2024, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act (“ROSCA”). In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. The FTC then referred the case to the Department of Justice (the “DOJ”), and on June 17, 2024, the DOJ filed a civil complaint in the United States District Court for the Northern District of California, naming Adobe and certain of our employees as defendants. The complaint alleges that Adobe failed to clearly and conspicuously disclose material terms, failed to obtain express informed consent and failed to provide a simple cancellation mechanism regarding our disclosure and subscription cancellation practices in violation of ROSCA and the FTC Act. The DOJ is seeking injunctive relief, civil penalties, equitable monetary relief and other relief. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
materially adverse impact on our financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying value of our borrowings as of May 31, 2024 and December 1, 2023 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2024	2023
1.90% 2025 Notes	February 2020	February 2025	2.07%	$500	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	—
Total debt outstanding, at par				$5,650	$3,650
Less: Current portion of debt, at par				(1,500)	—
Unamortized discount and debt issuance costs				(23)	(16)
Carrying value of long-term debt				$4,127	$3,634

Current portion of debt, at par				$1,500	$—
Unamortized discount and debt issuance costs				(2)	—
Carrying value of current debt				$1,498	$—
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
In April 2024, we issued $500 million of senior notes due April 4, 2027, $750 million of senior notes due April 4, 2029 and $750 million of senior notes due April 4, 2034. Our total proceeds of approximately $1.99 billion, net of an issuance discount of $3 million and total issuance costs of $9 million. The related discount and issuance costs are amortized to interest expense over the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on April 4 and October 4.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of May 31, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. Though we intend to refinance the current portion of our debt on or before the due date, the timing of the refinancing may be impacted by market conditions.
Our senior notes rank equally with our other unsecured and unsubordinated indebtedness, and do not contain financial covenants. We may redeem the notes at any time, subject to a make-whole premium.
For the senior notes issued in January 2015 and February 2020, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. In addition, these notes include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility, which replaced our previous five-year $1 billion senior unsecured revolving credit agreement entered into in October 2018. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. At our election, loans under the Revolving Credit Agreement will bear interest at either (i) term Secured Overnight Financing Rate (“SOFR”), plus a margin, (ii) adjusted daily SOFR, plus a margin, (iii) alternative currency rate, plus a margin, or (iv) base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the agent’s prime rate, or (c) term SOFR plus 1.00%. The margin for term SOFR, adjusted daily SOFR and alternative currency rate loans is based on our debt ratings, and ranges from 0.460% to 0.900%. In addition, facility fees determined according to our debt ratings are payable on the aggregate commitments, regardless of usage, quarterly in an amount ranging from 0.040% to 0.100% per annum. We are permitted to permanently reduce the aggregate commitment under the Revolving Credit Agreement at any time. Subject to certain conditions stated in the Revolving Credit Agreement, Adobe and any of its subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts at any time during the term of the Revolving Credit Agreement.
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
As of May 31, 2024, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of May 31, 2024, there were no outstanding borrowings under the commercial paper program.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan of up to $3.5 billion for the purpose of partially funding the purchase price for our intended acquisition of Figma and the related fees and expenses. During the six months ended May 31, 2024, we entered into a mutual termination agreement with Figma to terminate the previously announced merger agreement. Consequently, the Term Loan Credit Agreement was terminated. There were no outstanding borrowings under the Term Loan Credit Agreement at the time of termination.

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2024, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives, with focus on delivering product innovation and driving adoption and usage of our AI-powered solutions, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile applications (“apps”) and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Creative Cloud includes Adobe Express, a web and mobile app designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Creative Cloud also includes Adobe Firefly, a group of creative generative AI models designed to generate high quality images and text effects. Adobe Firefly-powered generative AI features are also available across Creative Cloud apps including Adobe Photoshop and Adobe Express. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes Adobe Acrobat, Adobe Acrobat Sign and Adobe Scan. Adobe Acrobat is offered both through subscription and perpetual licenses, and is also included in our Creative Cloud All Apps subscription offering. In April 2024, we introduced Acrobat AI Assistant, a new generative AI-powered product designed to deliver insights and enhance productivity through interactive document experiences, which is available as an add-on subscription to our Adobe Acrobat and Adobe Acrobat Reader products.
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
Creative ARR exiting the second quarter of fiscal 2024 was $13.11 billion, up from $12.49 billion at the end of fiscal 2023. Document Cloud ARR exiting the second quarter of fiscal 2024 was $3.15 billion, up from $2.84 billion at the end of fiscal 2023. Total Digital Media ARR grew to $16.25 billion at the end of the second quarter of fiscal 2024, up from $15.33 billion at the end of fiscal 2023.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the second quarter of fiscal 2024 was $3.13 billion, up from $2.85 billion in the second quarter of fiscal 2023, representing 10% year-over-year growth. Document Cloud revenue in the second quarter of fiscal 2024 was $782 million, up from $659 million in the second quarter of fiscal 2023, representing 19% year-over-year growth. Total Digital Media segment revenue grew to $3.91 billion in the second quarter of fiscal 2024, up from $3.51 billion in the second quarter of fiscal 2023, representing 11% year-over-year growth driven by strong net new user growth.

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
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our products, including Adobe Analytics, Customer Journey Analytics, Adobe Product Analytics, Adobe Mix Modeler, and our Real-time Customer Data Platform, deliver actionable data in real time to provide highly tailored and adaptive experiences across platforms.
•Content, commerce and workflows. Our products help customers manage, deliver, monetize, and optimize content delivery through Adobe Experience Manager; build multi-channel commerce experiences for B2B and B2C customers on a single platform with Adobe Commerce; and strategically plan, manage, collaborate, and execute on workflows for marketing campaigns and other projects at speed and scale with our enterprise work management app, Adobe Workfront.
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
Digital Experience revenue was $1.33 billion in the second quarter of fiscal 2024, up from $1.22 billion in the second quarter of fiscal 2023, representing 9% year-over-year growth. Driving this growth was the increase in subscription revenue, which grew to $1.20 billion in the second quarter of fiscal 2024 from $1.07 billion in the second quarter of fiscal 2023, representing 13% year-over-year growth.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended May 31, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2023.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $16.25 billion as of May 31, 2024 increased by $919 million, or 6%, from $15.33 billion as of December 1, 2023.
•Creative revenue during the three months ended May 31, 2024 of $3.13 billion increased by $274 million, or 10%, compared to the year-ago period. Document Cloud revenue during the three months ended May 31, 2024 of $782 million increased by $123 million, or 19%, compared to the year-ago period.
•Digital Experience revenue of $1.33 billion during the three months ended May 31, 2024 increased by $105 million, or 9%, compared to the year-ago period.
•Remaining performance obligations of $17.86 billion as of May 31, 2024 increased by $644 million, or 4%, from $17.22 billion as of December 1, 2023.
•Cost of revenue of $598 million during the three months ended May 31, 2024 increased by $26 million, or 5%, compared to the year-ago period.
•Operating expenses of $2.83 billion during the three months ended May 31, 2024 increased by $206 million, or 8%, compared to the year-ago period.
•Net income of $1.57 billion during the three months ended May 31, 2024 increased by $278 million, or 21%, compared to the year-ago period.
•Cash flows from operations of $3.11 billion during the six months ended May 31, 2024 decreased by $718 million, or 19%, compared to the year-ago period, primarily due to payment of the $1 billion Figma termination fee during the first quarter of fiscal 2024.

Revenue for the Three and Six Months Ended May 31, 2024 and June 2, 2023

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Subscription	$5,060	$4,517	12%	$9,976	$8,890	12%
Percentage of total revenue	95%	94%		95%	94%
Product	104	130	(20)%	223	250	(11)%
Percentage of total revenue	2%	3%		2%	3%
Services and other	145	169	(14)%	292	331	(12)%
Percentage of total revenue	3%	3%		3%	3%
Total revenue	$5,309	$4,816	10%	$10,491	$9,471	11%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and six months ended May 31, 2024 and June 2, 2023 is as follows:

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Digital Media	$3,828	$3,418	12%	$7,553	$6,719	12%
Digital Experience	1,204	1,070	13%	2,368	2,112	12%
Publishing and Advertising	28	29	(3)%	55	59	(7)%
Total subscription revenue	$5,060	$4,517	12%	$9,976	$8,890	12%
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

Segment Information

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Digital Media	$3,908	$3,511	11%	$7,724	$6,906	12%
Percentage of total revenue	74%	73%		74%	73%
Digital Experience	1,327	1,222	9%	2,616	2,398	9%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	74	83	(11)%	151	167	(10)%
Percentage of total revenue	1%	2%		1%	2%
Total revenue	$5,309	$4,816	10%	$10,491	$9,471	11%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and six months ended May 31, 2024 and June 2, 2023 were as follows:

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Creative Cloud	$3,126	$2,852	10%	$6,192	$5,613	10%
Document Cloud	782	659	19%	1,532	1,293	18%
Total Digital Media revenue	$3,908	$3,511	11%	$7,724	$6,906	12%
Revenue from Digital Media increased $397 million and $818 million during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment, strong engagement across customer segments and migrating our customers to higher valued subscription offerings with increased revenue per subscription.
Digital Experience
Revenue from Digital Experience increased $105 million and $218 million during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 primarily due to net new additions across our subscription offerings.
Geographical Information

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Americas	$3,188	$2,879	11%	$6,298	$5,658	11%
Percentage of total revenue	60%	60%		60%	60%
EMEA	1,361	1,213	12%	2,680	2,386	12%
Percentage of total revenue	26%	25%		26%	25%
APAC	760	724	5%	1,513	1,427	6%
Percentage of total revenue	14%	15%		14%	15%
Total revenue	$5,309	$4,816	10%	$10,491	$9,471	11%

Overall revenue during the three and six months ended May 31, 2024 increased in all geographic regions as compared to the three and six months ended June 2, 2023. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 were impacts associated with foreign currency and our foreign currency hedging program. During the three and six months ended May 31, 2024 as compared to the year-ago periods, the U.S. Dollar primarily weakened against EMEA foreign currencies and strengthened against APAC foreign currencies, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $15 million and $16 million, respectively. For the three and six months ended May 31, 2024, we had net hedging losses from our cash flow hedging program of $5 million and $9 million, respectively.

Cost of Revenue for the Three and Six Months Ended May 31, 2024 and June 2, 2023

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Subscription	$456	$436	5%	$911	$870	5%
Percentage of total revenue	9%	9%		9%	9%
Product	8	8	—%	13	16	(19)%
Percentage of total revenue	*	*		*	*
Services and other	134	128	5%	264	254	4%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$598	$572	5%	$1,188	$1,140	4%
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
Cost of subscription revenue increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 primarily due to increases in hosting services and data center costs, partially offset by decreases in amortization of intangibles.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 primarily due to increases in compensation costs.
Operating Expenses for the Three and Six Months Ended May 31, 2024 and June 2, 2023

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Research and development	$984	$876	12%	$1,923	$1,703	13%
Percentage of total revenue	19%	18%		18%	18%
Sales and marketing	1,445	1,345	7%	2,797	2,646	6%
Percentage of total revenue	27%	28%		27%	28%
General and administrative	355	357	(1)%	707	688	3%
Percentage of total revenue	7%	7%		7%	7%
Acquisition termination fee	—	—	—%	1,000	—	**
Percentage of total revenue	*	*		10%	*
Amortization of intangibles	42	42	—%	84	84	—%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,826	$2,620	8%	$6,511	$5,121	27%
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
Research and development expenses increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 due to the following:

	Components of % Change 2024-2023 QTD	Components of % Change 2024-2023 YTD
Hosting services and data center costs	5%	5%
Base compensation and related benefits	5	4
Incentive compensation, cash and stock-based	1	2
Various individually insignificant items	1	2
Total change	12%	13%
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
Sales and marketing expenses increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 primarily due to increases in compensation costs.
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
General and administrative expenses decreased during the three months ended May 31, 2024 as compared to the three months ended June 2, 2023 and increased during the six months ended May 31, 2024 as compared to the six months ended June 2, 2023 primarily due to the following:

	Components of % Change 2024-2023 QTD	Components of % Change 2024-2023 YTD
Incentive compensation, cash and stock-based	2%	3%
Base compensation and related benefits	3	2
Professional and consulting fees	(3)	(4)
Charitable contributions	(3)	(1)
Various individually insignificant items	—	3
Total change	(1)%	3%
Acquisition Termination Fee
During the six months ended May 31, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.

Non-Operating Income (Expense), Net for the Three and Six Months Ended May 31, 2024 and June 2, 2023

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Interest expense	$(41)	$(26)	58%	$(68)	$(58)	17%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	4	5	**	22	6	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	82	47	**	152	90	**
Percentage of total revenue	2%	1%		1%	1%
Total non-operating income (expense), net	$45	$26	**	$106	$38	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears.
Interest expense increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 due to the senior notes issued in April 2024. See Note 14 for further details regarding our debt.
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
Other income (expense), net increased during the three and six months ended May 31, 2024 as compared to the three and six months ended June 2, 2023 primarily due to increases in interest income driven by higher average cash equivalent balances and average interest rates.
Provision for Income Taxes for the Three and Six Months Ended May 31, 2024 and June 2, 2023

(dollars in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Provision for income taxes	$357	$355	1%	$705	$706	—%
Percentage of total revenue	7%	7%		7%	7%
Effective tax rate	18%	22%		24%	22%
Our effective tax rate decreased by approximately four percentage points for the three months ended May 31, 2024, as compared to the three months ended June 2, 2023, primarily due to an increase in the net tax benefit from effects of non-U.S. operations during the three months ended May 31, 2024. Our effective tax rate increased by approximately two percentage points for the six months ended May 31, 2024, as compared to the six months ended June 2, 2023, primarily due to the Figma acquisition termination fee incurred during the six months ended May 31, 2024 which was not deductible for financial statement purposes.
Our effective tax rate for the three months ended May 31, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes. Our effective tax rate for the six months ended May 31, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to the Figma acquisition termination fee which was not deductible for financial statement purposes and, to a lesser extent, from state taxes partially offset by the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $699 million as of May 31, 2024, primarily related to certain state credits and capital loss carryforwards.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $689 million and $352 million as of May 31, 2024 and June 2, 2023, respectively. If the total unrecognized tax benefits as of May 31, 2024 and June 2, 2023 were recognized, $519 million and $230 million would decrease the respective effective tax rates.
As of May 31, 2024 and June 2, 2023, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Other customary sources of cash include proceeds from maturities and sales of short-term investments. Our primary uses of cash are general business expenses including payroll and related benefits costs, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary uses of cash include purchases of property and equipment and payments for taxes related to net share settlement of equity awards.
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	May 31, 2024	December 1, 2023
Cash and cash equivalents	$7,660	$7,141
Short-term investments	$405	$701
Working capital	$1,549	$2,833
Stockholders’ equity	$14,843	$16,518
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 31, 2024	June 2, 2023
Net cash provided by operating activities	$3,114	$3,832
Net cash provided by investing activities	177	478
Net cash used for financing activities	(2,770)	(3,094)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	4
Net change in cash and cash equivalents	$519	$1,220
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.11 billion for the six months ended May 31, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items. Payment of the $1 billion Figma termination fee during the six months ended May 31, 2024 had an adverse impact on net income and cash flows from operations. Working capital uses of cash included increases in prepaid expenses and other assets, offset by decreases in trade receivables driven by strong collections.
Cash Flows from Investing Activities
Net cash provided by investing activities of $177 million for the six months ended May 31, 2024 was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures and investments of certain deferred compensation.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.77 billion for the six months ended May 31, 2024 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards. These uses of cash were offset in part by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
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

Our cash equivalent and short-term investment portfolio as of May 31, 2024 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of May 31, 2024, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of May 31, 2024, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In April 2024, we issued $500 million of senior notes due April 4, 2027, $750 million of senior notes due April 4, 2029 and $750 million of senior notes due April 4, 2034. In total, we have $5.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of May 31, 2024, the carrying value of our senior notes was $5.63 billion and our maximum commitment for interest payments was $900 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of May 31, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. Though we intend to refinance the current portion of our debt on or before the due date, the timing of the refinancing may be impacted by market conditions.
Contractual Obligations
Our principal commitments as of May 31, 2024 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the first quarter of fiscal 2024, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by $2.3 billion through December 2028. There have been no other material changes in those obligations during the six months ended May 31, 2024.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during the six months ended May 31, 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During the six months ended May 31, 2024, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $4.5 billion.
During the six months ended May 31, 2024, we repurchased a total of 7.7 million shares, including approximately 0.6 million shares at an average price of $626.68 through a structured repurchase agreement entered into during fiscal 2023,

3.5 million shares at an average price of $578.11 through an ASR entered into in December 2023, and 3.6 million shares from the initial delivery of an ASR entered into in March 2024. Subsequent to May 31, 2024, the ASR entered into in March 2024 was settled which resulted in total repurchases of 5.2 million shares at an average price of $475.94.
Subsequent to May 31, 2024, as part of the March 2024 stock repurchase authority, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of this $2.5 billion ASR, $20.15 billion remains under our March 2024 stock repurchase authority.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended May 31, 2024, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe our reputation and brands have been, and we expect them to continue to be, important to our business and financial results. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. There are numerous ways that our reputation or brands could be damaged, including, among other things, introduction of new products, features or services that do not meet customer expectations; our position on or approach to new and evolving technologies; backlash from customers, government entities or other stakeholders that disagree with our product offering decisions or public policy positions; significant litigation or regulatory actions that negatively reflect on our business practices; our action or inaction or actual or perceived failure to meet our commitments on environmental, social and governance, ethical or political issues; public scrutiny regarding our handling of user privacy, data practices or content; data security breaches or compliance failures; or our approach to AI. Further, our brands may be negatively affected by uses of our products, services or solutions, particularly our AI offerings, in ways that are out of our control, such as to create or disseminate content that is deemed to be misleading, deceptive or intended to manipulate public opinion, or for illicit, objectionable or illegal ends, or by our failure to respond appropriately and in a timely manner to such uses. Such uses may result in controversy or claims related to defamation, rights of publicity, illegal content, intellectual property infringement, harmful content, misinformation and disinformation, harmful bias, misappropriation, data privacy, derivative uses of third-party AI and personal injury torts. If we fail to appropriately respond to objectionable content created using our products, services or solutions or shared on our platforms, our users may lose confidence in our brands. Entry into markets with weaker protection of brands or changes in the legal systems in countries in which we operate may also impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our business and financial results may be adversely affected.
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
As of May 31, 2024, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
As of May 31, 2024, we had $5.65 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 31, 2024. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)
	(in millions, except average price per share)
Beginning repurchase authority				$150
Additional repurchase authority granted				$25,000
March 2—March 29, 2024
Accelerated share repurchases (2),(3)	4.6	$—	4.6	$(2,500)	(3)
March 30—April 26, 2024
Shares repurchased	—	$—	—	$—
April 27—May 31, 2024
Shares repurchased	—	$—	—	$—

Total	4.6		4.6	$22,650
_________________________________________
(1)In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock through the end of fiscal 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028. During the three months ended May 31, 2024, we fully utilized the remaining balance under the December 2020 stock repurchase authority and began utilizing our March 2024 stock repurchase authority to repurchase our common stock.
(2)In December 2023, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in March 2024, we received an incremental delivery of 1.0 million shares of our common stock. Under this ASR, we repurchased a total of 3.5 million shares at an average price of $578.11.
(3)In March 2024, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares of our common stock at contract inception, representing a portion of the prepayment. Subsequent to May 31, 2024, this ASR was settled which resulted in total repurchases of 5.2 million shares at an average price of $475.94.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Forms of Global Note for Adobe Inc.'s 4.850% Notes due 2027, 4.800% Notes due 2029, and 4.950% Notes due 2034, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	4/4/24	4.1	000-15175

10.1	2019 Equity Incentive Plan, as amended*	8-K	4/19/24	10.1	000-15175

10.2	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology Services and Operations
(Principal Financial Officer)

Date: June 26, 2024

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat Reader
Acrobat Sign
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Mix Modeler
Adobe Scan
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Journey Optimizer
Marketo
Marketo Engage
Photoshop
Workfront

All other trademarks are the property of their respective owners.