Form 10-Q
period 2024-08-30
ADOBE INC.
filed 2024-09-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of September 20, 2024, 440.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	August 30, 2024	December 1, 2023
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$7,193	$7,141
Short-term investments	322	701
Trade receivables, net of allowances for doubtful accounts of $17 and $16, respectively	1,802	2,224
Prepaid expenses and other current assets	1,399	1,018
Total current assets	10,716	11,084
Property and equipment, net	1,969	2,030
Operating lease right-of-use assets, net	368	358
Goodwill	12,814	12,805
Other intangibles, net	858	1,088
Deferred income taxes	1,548	1,191
Other assets	1,557	1,223
Total assets	$29,830	$29,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$318	$314
Accrued expenses	1,848	1,942
Debt	1,499	—
Deferred revenue	5,779	5,837
Income taxes payable	130	85
Operating lease liabilities	70	73
Total current liabilities	9,644	8,251
Long-term liabilities:
Debt	4,128	3,634
Deferred revenue	127	113
Income taxes payable	585	514
Operating lease liabilities	381	373
Other liabilities	420	376
Total liabilities	15,285	13,261
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 445 and 455 shares outstanding, respectively	—	—
Additional paid-in capital	13,026	11,586
Retained earnings	36,911	33,346
Accumulated other comprehensive income (loss)	(309)	(285)
Treasury stock, at cost (156 and 146 shares, respectively)	(35,083)	(28,129)
Total stockholders’ equity	14,545	16,518
Total liabilities and stockholders’ equity	$29,830	$29,779
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2024	September 1, 2023	August 30, 2024	September 1, 2023
Revenue:
Subscription	$5,180	$4,631	$15,156	$13,521
Product	82	96	305	346
Services and other	146	163	438	494
Total revenue	5,408	4,890	15,899	14,361
Cost of revenue:
Subscription	413	447	1,324	1,317
Product	6	7	19	23
Services and other	135	126	399	380
Total cost of revenue	554	580	1,742	1,720
Gross profit	4,854	4,310	14,157	12,641
Operating expenses:
Research and development	1,022	881	2,945	2,584
Sales and marketing	1,431	1,337	4,228	3,983
General and administrative	366	353	1,073	1,041
Acquisition termination fee	—	—	1,000	—
Amortization of intangibles	43	42	127	126
Total operating expenses	2,862	2,613	9,373	7,734
Operating income	1,992	1,697	4,784	4,907
Non-operating income (expense):
Interest expense	(51)	(27)	(119)	(85)
Investment gains (losses), net	12	6	34	12
Other income (expense), net	89	67	241	157
Total non-operating income (expense), net	50	46	156	84
Income before income taxes	2,042	1,743	4,940	4,991
Provision for income taxes	358	340	1,063	1,046
Net income	$1,684	$1,403	$3,877	$3,945
Basic net income per share	$3.78	$3.07	$8.63	$8.62
Shares used to compute basic net income per share	445	456	449	458
Diluted net income per share	$3.76	$3.05	$8.58	$8.59
Shares used to compute diluted net income per share	448	459	452	459

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2024	September 1, 2023	August 30, 2024	September 1, 2023

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,684	$1,403	$3,877	$3,945
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	3	5	10	19
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	—	5
Net increase (decrease) from available-for-sale securities	3	5	10	24
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(60)	8	(59)	—
Reclassification adjustment for realized gains / losses on derivative instruments	1	(4)	9	(28)
Net increase (decrease) from derivatives designated as hedging instruments	(59)	4	(50)	(28)
Foreign currency translation adjustments	23	3	16	12
Other comprehensive income (loss), net of taxes	(33)	12	(24)	8
Total comprehensive income, net of taxes	$1,651	$1,415	$3,853	$3,953

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended August 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843
Net income	—	—	—	1,684	—	—	—	1,684
Other comprehensive income (loss), net of taxes	—	—	—	—	(33)	—	—	(33)
Re-issuance of treasury stock under stock compensation plans	—	—	48	—	—	1	48	96
Repurchases of common stock	—	—	—	—	—	(5)	(2,519)	(2,519)
Stock-based compensation	—	—	474	—	—	—	—	474
Balances at August 30, 2024	601	$—	$13,026	$36,911	$(309)	(156)	$(35,083)	$14,545

	Three Months Ended September 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at June 2, 2023	601	$—	$10,717	$30,609	$(297)	(145)	$(26,191)	$14,838
Net income	—	—	—	1,403	—	—	—	1,403
Other comprehensive income (loss), net of taxes	—	—	—	—	12	—	—	12
Re-issuance of treasury stock under stock compensation plans	—	—	36	—	—	2	48	84
Repurchases of common stock	—	—	—	—	—	(2)	(1,003)	(1,003)
Stock-based compensation	—	—	442	—	—	—	—	442
Balances at September 1, 2023	601	$—	$11,195	$32,012	$(285)	(145)	$(27,146)	$15,776

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended August 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	3,877	—	—	—	3,877
Other comprehensive income (loss), net of taxes	—	—	—	—	(24)	—	—	(24)
Re-issuance of treasury stock under stock compensation plans	—	—	48	(312)	—	3	100	(164)
Repurchases of common stock	—	—	—	—	—	(13)	(7,053)	(7,053)
Stock-based compensation	—	—	1,392	—	—	—	—	1,392
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at August 30, 2024	601	$—	$13,026	$36,911	$(309)	(156)	$(35,083)	$14,545

	Nine Months Ended September 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	3,945	—	—	—	3,945
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	36	(252)	—	4	103	(113)
Repurchases of common stock	—	—	—	—	—	(10)	(3,407)	(3,407)
Stock-based compensation	—	—	1,291	—	—	—	—	1,291
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at September 1, 2023	601	$—	$11,195	$32,012	$(285)	(145)	$(27,146)	$15,776

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	August 30, 2024	September 1, 2023
Cash flows from operating activities:
Net income	$3,877	$3,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	639	650
Stock-based compensation	1,392	1,291
Reduction of operating lease right-of-use assets	56	54
Deferred income taxes	(341)	(276)
Unrealized losses (gains) on investments, net	(24)	(7)
Other non-cash items	9	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	414	217
Prepaid expenses and other assets	(799)	(787)
Trade payables	2	(47)
Accrued expenses and other liabilities	(162)	(153)
Income taxes payable	116	749
Deferred revenue	(44)	69
Net cash provided by operating activities	5,135	5,705
Cash flows from investing activities:
Maturities of short-term investments	379	754
Proceeds from sales of short-term investments	9	215
Purchases of property and equipment	(135)	(313)
Purchases of long-term investments, intangibles and other assets	(125)	(34)
Proceeds from sale of long-term investments and other assets	2	1
Net cash provided by investing activities	130	623
Cash flows from financing activities:
Repurchases of common stock	(7,000)	(3,400)
Proceeds from re-issuance of treasury stock	361	314
Taxes paid related to net share settlement of equity awards	(525)	(387)
Proceeds from issuance of debt	1,997	—
Repayment of debt	—	(500)
Other financing activities, net	(56)	8
Net cash used for financing activities	(5,223)	(3,965)
Effect of foreign currency exchange rates on cash and cash equivalents	10	2
Net change in cash and cash equivalents	52	2,365
Cash and cash equivalents at beginning of period	7,141	4,236
Cash and cash equivalents at end of period	$7,193	$6,601
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,389	$590
Cash paid for interest	$94	$103

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
Recent Accounting Pronouncements Not Yet Effective
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 30, 2024, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended August 30, 2024 and September 1, 2023 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended August 30, 2024
Revenue	$3,995	$1,354	$59	$5,408
Cost of revenue	137	395	22	554
Gross profit	$3,858	$959	$37	$4,854
Gross profit as a percentage of revenue	97%	71%	63%	90%
Three months ended September 1, 2023
Revenue	$3,594	$1,229	$67	$4,890
Cost of revenue	161	397	22	580
Gross profit	$3,433	$832	$45	$4,310
Gross profit as a percentage of revenue	96%	68%	67%	88%
Our segment results for the nine months ended August 30, 2024 and September 1, 2023 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Nine months ended August 30, 2024
Revenue	$11,719	$3,970	$210	$15,899
Cost of revenue	489	1,187	66	1,742
Gross profit	$11,230	$2,783	$144	$14,157
Gross profit as a percentage of revenue	96%	70%	69%	89%
Nine months ended September 1, 2023
Revenue	$10,500	$3,627	$234	$14,361
Cost of revenue	455	1,200	65	1,720
Gross profit	$10,045	$2,427	$169	$12,641
Gross profit as a percentage of revenue	96%	67%	72%	88%
Revenue by geographic area for the three and nine months ended August 30, 2024 and September 1, 2023 were as follows:

	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Americas	$3,241	$2,943	$9,539	$8,601
EMEA	1,405	1,229	4,085	3,615
APAC	762	718	2,275	2,145
Total	$5,408	$4,890	$15,899	$14,361

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended August 30, 2024 and September 1, 2023 were as follows:

	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Creative Cloud	$3,188	$2,909	$9,380	$8,522
Document Cloud	807	685	2,339	1,978
Total Digital Media revenue	$3,995	$3,594	$11,719	$10,500
Subscription revenue by segment for the three and nine months ended August 30, 2024 and September 1, 2023 were as follows:

	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Digital Media	$3,921	$3,506	$11,474	$10,225
Digital Experience	1,231	1,096	3,599	3,208
Publishing and Advertising	28	29	83	88
Total subscription revenue	$5,180	$4,631	$15,156	$13,521
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of August 30, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $1.80 billion, inclusive of unbilled receivables of $83 million. As of December 1, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $2.22 billion, inclusive of unbilled receivables of $80 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $17 million and $16 million as of August 30, 2024 and December 1, 2023, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended August 30, 2024. Contract assets were $214 million and $141 million as of August 30, 2024 and December 1, 2023, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of August 30, 2024, the balance of deferred revenue was $5.91 billion, which includes $44 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of December 1, 2023, the balance of deferred revenue was $5.95 billion. During the three and nine months ended August 30, 2024, approximately $1.07 billion and $5.43 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of December 1, 2023.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of August 30, 2024, remaining performance obligations were approximately $18.14 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 69% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $717 million and $656 million as of August 30, 2024 and December 1, 2023, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the condensed consolidated balance sheets. Refund liabilities were $107 million and $111 million as of August 30, 2024 and December 1, 2023, respectively.
NOTE 3.  ACQUISITIONS
Figma
On September 15, 2022, we entered into a definitive merger agreement under which we intended to acquire Figma, Inc. (“Figma”) for approximately $20 billion, comprised of approximately half cash and half stock.
On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, we paid Figma a termination fee of $1 billion. The termination fee was recorded in operating expenses in our condensed consolidated statements of income during the nine months ended August 30, 2024, and was not tax-deductible for financial statement purposes.

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
Cash, cash equivalents and short-term investments consisted of the following as of August 30, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$571	$—	$—	$571
Cash equivalents:
Money market funds	6,622	—	—	6,622
Total cash and cash equivalents	7,193	—	—	7,193
Short-term fixed income securities:
Asset-backed securities	6	—	—	6
Corporate debt securities	146	—	(1)	145
U.S. agency securities	13	—	—	13
U.S. Treasury securities	159	—	(1)	158
Total short-term investments	324	—	(2)	322
Total cash, cash equivalents and short-term investments	$7,517	$—	$(2)	$7,515
Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$618	$—	$—	$618
Cash equivalents:
Money market funds	6,498	—	—	6,498
Time deposits	25	—	—	25
Total cash equivalents	6,523	—	—	6,523
Total cash and cash equivalents	7,141	—	—	7,141
Short-term fixed income securities:
Asset-backed securities	15	—	—	15
Corporate debt securities	438	—	(4)	434
U.S. agency securities	13	—	(1)	12
U.S. Treasury securities	247	—	(7)	240
Total short-term investments	713	—	(12)	701
Total cash, cash equivalents and short-term investments	$7,854	$—	$(12)	$7,842

See Note 5 for further information regarding the fair value of our financial instruments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of August 30, 2024:

(in millions)	Estimated Fair Value
Due within one year	$308
Due between one and two years	14
Total	$322

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended August 30, 2024 and September 1, 2023, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at August 30, 2024 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$6,622	$6,622	$—	$—
Short-term investments:
Asset-backed securities	6	—	6	—
Corporate debt securities	145	—	145	—
U.S. agency securities	13	—	13	—
U.S. Treasury securities	158	—	158	—
Prepaid expenses and other current assets:
Foreign currency derivatives	9	—	9	—
Other assets:
Deferred compensation plan assets	266	266	—	—
Foreign currency derivatives	1	—	1	—
Total assets	$7,220	$6,888	$332	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$42	$—	$42	$—
Other liabilities:
Foreign currency derivatives	9	—	9	—
Total liabilities	$51	$—	$51	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $5.53 billion as of August 30, 2024, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.

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
As of August 30, 2024, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $52 million of net losses are expected to be recognized into revenue within the next 12 months.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies.
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of August 30, 2024 and December 1, 2023 were as follows:

(in millions)	2024		2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange option contracts	$5	$—	$42	$—
Foreign exchange forward contracts	3	49	1	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2	2	9	4
Total derivatives	$10	$51	$52	$4
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended August 30, 2024 were primarily associated with our foreign exchange forward contracts, for which we recognized $40 million of net losses in both periods. Gains and losses on derivative instruments, net of tax, for the three and nine months ended September 1, 2023 were immaterial.
For the three and nine months ended August 30, 2024 and September 1, 2023, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of August 30, 2024 and December 1, 2023 was $12.81 billion and $12.81 billion, respectively. During the second quarter of fiscal 2024, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of August 30, 2024 and December 1, 2023 were as follows:

(in millions)	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,205	$(713)	$492	$1,204	$(619)	$585
Purchased technology	877	(664)	213	984	(647)	337
Trademarks	376	(250)	126	376	(217)	159
Other	36	(9)	27	22	(15)	7
Other intangibles, net	$2,494	$(1,636)	$858	$2,586	$(1,498)	$1,088
Amortization expense related to other intangibles was $84 million and $252 million for the three and nine months ended August 30, 2024, respectively. Comparatively, amortization expense related to other intangibles was $92 million and $284 million for the three and nine months ended September 1, 2023, respectively. Of these amounts, $41 million and $125 million were included in cost of revenue for the three and nine months ended August 30, 2024, respectively, and $50 million and $158 million were included in cost of revenue for the three and nine months ended September 1, 2023, respectively.
As of August 30, 2024, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles (1)
Remainder of 2024	$83
2025	303
2026	151
2027	109
2028	66
Thereafter	126
Total expected amortization expense	$838
_________________________________________
(1)Excludes capitalized in-process research and development which is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 8.  ACCRUED EXPENSES
Accrued expenses as of August 30, 2024 and December 1, 2023 consisted of the following:

(in millions)	2024	2023
Accrued compensation and benefits	$504	$535
Accrued bonuses	447	547
Accrued corporate marketing	149	132
Sales and use taxes	111	122
Refund liabilities	107	111
Other	530	495
Accrued expenses	$1,848	$1,942
Other primarily includes general business accruals, accrued hosting fees, royalties payable and accrued interest expense.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended August 30, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	7.8	$418.63
Awarded	2.9	$586.20
Released	(2.6)	$441.45
Forfeited	(0.4)	$449.34
Ending outstanding balance	7.7	$472.50	$4,436

Expected to vest	7.1	$471.45	$4,100
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of August 30, 2024 of $574.41.
The total fair value of restricted stock units vested during the nine months ended August 30, 2024 was $1.42 billion.
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
As of August 30, 2024, the performance shares awarded under our 2024, 2023 and 2022 Performance Share Programs remained outstanding and unvested.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance share activity for the nine months ended August 30, 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)
Beginning outstanding balance	0.5	$465.71
Awarded	0.2	$645.40
Released	(0.1)	$455.65
Forfeited	(0.1)	$487.20
Ending outstanding balance	0.5	$536.74	$301

Expected to vest	0.5	$534.50	$277
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of August 30, 2024 of $574.41.
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the nine months ended August 30, 2024 resulted from 83% achievement of target for the 2021 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2024.
The total fair value of performance shares vested during the nine months ended August 30, 2024 was $63 million.
Employee Stock Purchase Plan Shares
Employees purchased 1.2 million shares at an average price of $298.53 and 1.1 million shares at an average price of $286.31 for the nine months ended August 30, 2024 and September 1, 2023, respectively. The intrinsic value of shares purchased during the nine months ended August 30, 2024 and September 1, 2023 was $324 million and $185 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 30, 2024, there was $3.28 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.32 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended August 30, 2024 and September 1, 2023 were as follows:

	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Cost of revenue	$30	$30	$90	$88
Research and development	241	224	704	657
Sales and marketing	140	130	403	375
General and administrative	63	58	195	171
Total	$474	$442	$1,392	$1,291

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	December 1, 2023	Increase / Decrease	Reclassification Adjustments		August 30, 2024
Net unrealized gains / losses on available-for-sale securities	$(12)	$10	$—	(1)	$(2)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(26)	(59)	9	(2)	(76)
Cumulative foreign currency translation adjustments	(247)	16	—		(231)
Total accumulated other comprehensive income (loss), net of taxes	$(285)	$(33)	$9		$(309)
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
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended August 30, 2024 and September 1, 2023 were immaterial.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during the nine months ended August 30, 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During the nine months ended August 30, 2024 and September 1, 2023, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $7 billion and $1.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.
During the nine months ended September 1, 2023, we also entered into structured stock repurchase agreements with a large financial institution whereupon we provided them with prepayments totaling $2 billion. Under the terms of our structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Share repurchase activity for the nine months ended August 30, 2024 and September 1, 2023 was as follows:

	Number of Shares Delivered (in millions)	Average Price Paid Per Share
Nine months ended August 30, 2024
Structured stock repurchase agreement entered into in fiscal 2023	0.6	$626.68
ASR entered into in December 2023	3.5	$578.11
ASR entered into in March 2024	5.2	$475.94
ASR entered into in June 2024	3.6	$—	(1)
Total shares delivered	12.9
Nine months ended September 1, 2023
Structured stock repurchase agreements entered into in fiscal 2022 and the nine months ended September 1, 2023	5.7	$396.43
ASR entered into in December 2022	4.0	$348.46
Total shares delivered	9.7
_________________________________________
(1)    During the nine months ended August 30, 2024, we received the initial delivery of shares under the ASR entered into in June 2024, which remained outstanding as of August 30, 2024. Subsequent to August 30, 2024, the outstanding ASR was settled which resulted in total repurchases of 4.6 million shares at an average price of $546.30.
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share. As of August 30, 2024, a portion of the $2.5 billion prepayment under the ASR entered into in June 2024 was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.
Subsequent to August 30, 2024, as part of the March 2024 stock repurchase authority, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of this $2.5 billion ASR, $17.65 billion remains under our March 2024 stock repurchase authority.
NOTE 12.  NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 30, 2024 and September 1, 2023:

	Three Months		Nine Months
(in millions, except per share data)	2024	2023	2024	2023
Net income	$1,684	$1,403	$3,877	$3,945

Shares used to compute basic net income per share	445.3	456.4	449.1	457.7
Dilutive potential common shares from stock plans and programs	2.3	3.1	2.7	1.5
Shares used to compute diluted net income per share	447.6	459.5	451.8	459.2

Basic net income per share	$3.78	$3.07	$8.63	$8.62
Diluted net income per share	$3.76	$3.05	$8.58	$8.59

Anti-dilutive potential common shares	2.0	0.5	1.8	3.5

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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of August 30, 2024, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
The carrying value of our borrowings as of August 30, 2024 and December 1, 2023 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2024	2023
1.90% 2025 Notes	February 2020	February 2025	2.07%	$500	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	—
Total debt outstanding, at par				$5,650	$3,650
Less: Current portion of debt, at par				(1,500)	—
Unamortized discount and debt issuance costs				(22)	(16)
Carrying value of long-term debt				$4,128	$3,634

Current portion of debt, at par				$1,500	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current debt				$1,499	$—
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
In April 2024, we issued $500 million of senior notes due April 4, 2027, $750 million of senior notes due April 4, 2029 and $750 million of senior notes due April 4, 2034. Our total proceeds were approximately $1.99 billion, net of an issuance discount of $3 million and total issuance costs of $9 million. The related discount and issuance costs are amortized to interest expense over the respective terms of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on April 4 and October 4.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of August 30, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. Though we intend to refinance the current portion of our debt on or before the due date, the timing of the refinancing may be impacted by market conditions.
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
As of August 30, 2024, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of August 30, 2024, there were no outstanding borrowings under the commercial paper program.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan of up to $3.5 billion for the purpose of partially funding the purchase price for our intended acquisition of Figma and the related fees and expenses. During the nine months ended August 30, 2024, we entered into a mutual termination agreement with Figma to terminate the previously announced merger agreement. Consequently, the Term Loan Credit Agreement was terminated. There were no outstanding borrowings under the Term Loan Credit Agreement at the time of termination.

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2024, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives, with focus on delivering product innovation and driving adoption and usage of our AI-powered solutions, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
In our Digital Media segment, we are a market leader with Creative Cloud, our subscription-based offering which provides desktop tools, mobile applications (“apps”) and cloud-based services for designing, creating and publishing rich content and immersive 3D experiences. Creative Cloud offers Adobe Acrobat Pro, our comprehensive PDF solution, integral to creative workflows and used by creators worldwide as part of our Creative Cloud All Apps subscription and on a standalone basis. In addition, Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators, communicators and creative professionals, to create, edit and customize content quickly and easily with content-first, task-based solutions. Creative Cloud also includes Adobe Firefly, a group of creative generative AI models designed to generate high quality images and text effects. Adobe Firefly-powered generative AI features are also available across Creative Cloud apps including Adobe Photoshop and Adobe Express. Creative Cloud delivers value with deep, cross-product integration, frequent product updates and feature enhancements, cloud-enabled services including storage and syncing of files across users’ devices, machine learning and artificial intelligence, access to marketplace, social and community-based features with our Adobe Stock and Behance services, app creation capabilities, tools which assist with enterprise deployments and team collaboration, and affordable pricing for cost-sensitive customers.
We offer Creative Cloud for individuals, students, teams and enterprises. We expect Creative Cloud will drive sustained long-term revenue growth through a continued expansion of our customer base by attracting new users with new features and products like Adobe Express and Adobe Firefly that make creative tools accessible to first-time creators and communicators, and delivering new features and technologies to existing customers with our latest releases such as generative AI capabilities. We have also built out a marketplace for Creative Cloud subscribers to enable the delivery and purchase of stock content in our

Adobe Stock service. Overall, our strategy with Creative Cloud is designed to enable us to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes subscriptions to Adobe Acrobat Pro and Standard, Adobe Acrobat Sign and Adobe Scan. Certain Adobe Acrobat products are also offered as perpetual licenses. In April 2024, we introduced Acrobat AI Assistant, a generative AI-powered product designed to deliver insights and enhance productivity through interactive document experiences, which is available as an add-on subscription to our Adobe Acrobat Pro and Standard and Adobe Acrobat Reader products.
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
Creative ARR exiting the third quarter of fiscal 2024 was $13.45 billion, up from $12.49 billion at the end of fiscal 2023. Document Cloud ARR exiting the third quarter of fiscal 2024 was $3.31 billion, up from $2.84 billion at the end of fiscal 2023. Total Digital Media ARR grew to $16.76 billion at the end of the third quarter of fiscal 2024, up from $15.33 billion at the end of fiscal 2023.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in the third quarter of fiscal 2024 was $3.19 billion, up from $2.91 billion in the third quarter of fiscal 2023, representing 10% year-over-year growth. Document Cloud revenue in the third quarter of fiscal 2024 was $807 million, up from $685 million in the third quarter of fiscal 2023, representing 18% year-over-year growth. Total Digital Media segment revenue grew to $4.00 billion in the third quarter of fiscal 2024, up from $3.59 billion in the third quarter of fiscal 2023, representing 11% year-over-year growth driven by strong net new user growth.

Digital Experience
We are a market leader in the fast-growing category addressed by our Digital Experience segment. The Adobe Experience Cloud apps and services are designed to manage customer journeys, enable personalized experiences at scale and deliver intelligence for businesses of any size in any industry. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions and our ability to embed AI into our product portfolio, such as with our new Adobe Experience Platform AI Assistant, a generative AI-powered conversational interface designed to help customers automate workflows and generate new audiences and journeys.
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
Digital Experience revenue was $1.35 billion in the third quarter of fiscal 2024, up from $1.23 billion in the third quarter of fiscal 2023, representing 10% year-over-year growth. Driving this growth was the increase in subscription revenue, which grew to $1.23 billion in the third quarter of fiscal 2024 from $1.10 billion in the third quarter of fiscal 2023, representing 12% year-over-year growth.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 1, 2023.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Digital Media ARR of approximately $16.76 billion as of August 30, 2024 increased by $1.42 billion, or 9%, from $15.33 billion as of December 1, 2023.
•Creative revenue during the three months ended August 30, 2024 of $3.19 billion increased by $279 million, or 10%, compared to the year-ago period. Document Cloud revenue during the three months ended August 30, 2024 of $807 million increased by $122 million, or 18%, compared to the year-ago period.
•Digital Experience revenue of $1.35 billion during the three months ended August 30, 2024 increased by $125 million, or 10%, compared to the year-ago period.
•Cost of revenue of $554 million during the three months ended August 30, 2024 decreased by $26 million, or 4%, compared to the year-ago period.
•Operating expenses of $2.86 billion during the three months ended August 30, 2024 increased by $249 million, or 10%, compared to the year-ago period.
•Net income of $1.68 billion during the three months ended August 30, 2024 increased by $281 million, or 20%, compared to the year-ago period.
•Cash flows from operations of $5.14 billion during the nine months ended August 30, 2024 decreased by $570 million, or 10%, compared to the year-ago period and were adversely impacted by the payment of the $1 billion Figma termination fee during the first quarter of fiscal 2024.
•Remaining performance obligations of $18.14 billion as of August 30, 2024 increased by $924 million, or 5%, from $17.22 billion as of December 1, 2023.

Revenue for the Three and Nine Months Ended August 30, 2024 and September 1, 2023

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Subscription	$5,180	$4,631	12%	$15,156	$13,521	12%
Percentage of total revenue	96%	95%		95%	94%
Product	82	96	(15)%	305	346	(12)%
Percentage of total revenue	1%	2%		2%	2%
Services and other	146	163	(10)%	438	494	(11)%
Percentage of total revenue	3%	3%		3%	4%
Total revenue	$5,408	$4,890	11%	$15,899	$14,361	11%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for the three and nine months ended August 30, 2024 and September 1, 2023 is as follows:

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Digital Media	$3,921	$3,506	12%	$11,474	$10,225	12%
Digital Experience	1,231	1,096	12%	3,599	3,208	12%
Publishing and Advertising	28	29	(3)%	83	88	(6)%
Total subscription revenue	$5,180	$4,631	12%	$15,156	$13,521	12%
Product
Our product revenue is comprised primarily of fees related to licenses for on-premise software purchased on a perpetual basis, for a fixed period of time, or based on usage for certain of our original equipment manufacturer and royalty agreements. We primarily recognize product revenue at the point in time the software is available to the customer, provided all other revenue recognition criteria are met.
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

Segment Information

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Digital Media	$3,995	$3,594	11%	$11,719	$10,500	12%
Percentage of total revenue	74%	74%		74%	73%
Digital Experience	1,354	1,229	10%	3,970	3,627	9%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	59	67	(12)%	210	234	(10)%
Percentage of total revenue	1%	1%		1%	2%
Total revenue	$5,408	$4,890	11%	$15,899	$14,361	11%

Digital Media
Revenue by major offerings in our Digital Media reportable segment for the three and nine months ended August 30, 2024 and September 1, 2023 were as follows:

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Creative Cloud	$3,188	$2,909	10%	$9,380	$8,522	10%
Document Cloud	807	685	18%	2,339	1,978	18%
Total Digital Media revenue	$3,995	$3,594	11%	$11,719	$10,500	12%
Revenue from Digital Media increased $401 million and $1.22 billion during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment, strong engagement across customer segments and migrating our customers to higher valued subscription offerings with increased revenue per subscription.
Digital Experience
Revenue from Digital Experience increased $125 million and $343 million during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 driven by subscription revenue growth across our offerings.
Geographical Information

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Americas	$3,241	$2,943	10%	$9,539	$8,601	11%
Percentage of total revenue	60%	60%		60%	60%
EMEA	1,405	1,229	14%	4,085	3,615	13%
Percentage of total revenue	26%	25%		26%	25%
APAC	762	718	6%	2,275	2,145	6%
Percentage of total revenue	14%	15%		14%	15%
Total revenue	$5,408	$4,890	11%	$15,899	$14,361	11%

Overall revenue during the three and nine months ended August 30, 2024 increased in all geographic regions as compared to the three and nine months ended September 1, 2023. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 were impacts associated with foreign currency and our foreign currency hedging program. During the three and nine months ended August 30, 2024, the U.S. Dollar primarily strengthened against APAC foreign currencies and weakened against EMEA foreign currencies as compared to the year-ago periods, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $33 million and $49 million, respectively. For the three and nine months ended August 30, 2024, we had net hedging losses from our cash flow hedging program of $2 million and $11 million, respectively.
Cost of Revenue for the Three and Nine Months Ended August 30, 2024 and September 1, 2023

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Subscription	$413	$447	(8)%	$1,324	$1,317	1%
Percentage of total revenue	8%	9%		8%	9%
Product	6	7	(14)%	19	23	(17)%
Percentage of total revenue	*	*		*	*
Services and other	135	126	7%	399	380	5%
Percentage of total revenue	2%	3%		3%	3%
Total cost of revenue	$554	$580	(4)%	$1,742	$1,720	1%
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
Cost of subscription revenue decreased during the three months ended August 30, 2024 as compared to the three months ended September 1, 2023 and increased during the nine months ended August 30, 2024 as compared to the nine months ended September 1, 2023 primarily due to the following:

	Components of % Change 2024-2023 QTD	Components of % Change 2024-2023 YTD
Loss contingency reversal	(10)%	(3)%
Amortization of intangibles	(2)	(2)
Hosting services and data center costs	2	4
Base compensation and related benefits	2	1
Various individually insignificant items	—	1
Total change	(8)%	1%
Cost of subscription revenue during the three and nine months ended August 30, 2024 included the reversal of a loss contingency associated with an IP litigation matter.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 primarily due to increases in compensation costs and professional fees.

Operating Expenses for the Three and Nine Months Ended August 30, 2024 and September 1, 2023

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Research and development	$1,022	$881	16%	$2,945	$2,584	14%
Percentage of total revenue	19%	18%		19%	18%
Sales and marketing	1,431	1,337	7%	4,228	3,983	6%
Percentage of total revenue	26%	27%		27%	28%
General and administrative	366	353	4%	1,073	1,041	3%
Percentage of total revenue	7%	7%		7%	7%
Acquisition termination fee	—	—	—%	1,000	—	**
Percentage of total revenue	*	*		6%	*
Amortization of intangibles	43	42	2%	127	126	1%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$2,862	$2,613	10%	$9,373	$7,734	21%
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
Research and development expenses increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 due to the following:

	Components of % Change 2024-2023 QTD	Components of % Change 2024-2023 YTD
Base compensation and related benefits	6%	5%
Incentive compensation, cash and stock-based	3	3
Hosting services and data center costs	5	4
Various individually insignificant items	2	2
Total change	16%	14%
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
Sales and marketing expenses increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 primarily due to increases in compensation costs.
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
General and administrative expenses increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 primarily due to the following:

	Components of % Change 2024-2023 QTD	Components of % Change 2024-2023 YTD
Base compensation and related benefits	4%	3%
Incentive compensation, cash and stock-based	2	3
Charitable contributions	3	—
Professional and consulting fees	(6)	(5)
Various individually insignificant items	1	2
Total change	4%	3%
Acquisition Termination Fee
During the nine months ended August 30, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 30, 2024 and September 1, 2023

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Interest expense	$(51)	$(27)	89%	$(119)	$(85)	40%
Percentage of total revenue	(1)%	(1)%		(1)%	(1)%
Investment gains (losses), net	12	6	**	34	12	**
Percentage of total revenue	*	*		*	*
Other income (expense), net	89	67	**	241	157	**
Percentage of total revenue	2%	1%		2%	1%
Total non-operating income (expense), net	$50	$46	**	$156	$84	**
 _________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears.
Interest expense increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 due to the senior notes issued in April 2024. See Note 14 for further details regarding our debt.
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
Other income (expense), net increased during the three and nine months ended August 30, 2024 as compared to the three and nine months ended September 1, 2023 primarily due to increases in interest income driven by higher average cash equivalent balances and average interest rates.

Provision for Income Taxes for the Three and Nine Months Ended August 30, 2024 and September 1, 2023

(dollars in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Provision for income taxes	$358	$340	5%	$1,063	$1,046	2%
Percentage of total revenue	7%	7%		7%	7%
Effective tax rate	18%	20%		22%	21%
Our effective tax rate decreased by approximately two percentage points and increased by approximately one percentage point for the three and nine months ended August 30, 2024, respectively, as compared to the three and nine months ended September 1, 2023. During the three and nine months ended August 30, 2024, there was an increase in the net tax benefits from effects of non-U.S. operations and stock-based compensation which decreased our effective tax rates. The increase in our effective tax rate during the nine months ended August 30, 2024 was primarily due to the Figma acquisition termination fee which was not deductible for financial statement purposes, partially offset by the previously noted items.
Our effective tax rate for the three months ended August 30, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes. Our effective tax rate for the nine months ended August 30, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to the Figma acquisition termination fee which was not deductible for financial statement purposes, partially offset by the previously noted items.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $723 million as of August 30, 2024, primarily related to certain state credits and capital loss carryforwards.
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
The provision from the U.S. Tax Act which requires us to capitalize and amortize research and development costs became effective in fiscal 2023. This requirement continues to have an adverse impact on our effective rates for income taxes paid, which is partially offset by a benefit to our effective tax rates from the increase in the foreign-derived intangible income deduction.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $703 million and $436 million as of August 30, 2024 and September 1, 2023, respectively. If the total unrecognized tax benefits as of August 30, 2024 and September 1, 2023 were recognized, $539 million and $307 million would decrease the respective effective tax rates.
As of August 30, 2024 and September 1, 2023, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $50 million over the next 12 months.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 30, 2024	December 1, 2023
Cash and cash equivalents	$7,193	$7,141
Short-term investments	$322	$701
Working capital	$1,072	$2,833
Stockholders’ equity	$14,545	$16,518
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 30, 2024	September 1, 2023
Net cash provided by operating activities	$5,135	$5,705
Net cash provided by investing activities	130	623
Net cash used for financing activities	(5,223)	(3,965)
Effect of foreign currency exchange rates on cash and cash equivalents	10	2
Net change in cash and cash equivalents	$52	$2,365
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.14 billion for the nine months ended August 30, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items. Payment of the $1 billion Figma termination fee during the nine months ended August 30, 2024 had an adverse impact on net income and cash flows from operations. Working capital uses of cash included increases in prepaid expenses and other assets, offset by decreases in trade receivables driven by strong collections.
Cash Flows from Investing Activities
Net cash provided by investing activities of $130 million for the nine months ended August 30, 2024 was primarily due to maturities and sales of short-term investments partially offset by ongoing capital expenditures.

Cash Flows from Financing Activities
Net cash used for financing activities of $5.22 billion for the nine months ended August 30, 2024 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards. These uses of cash were offset in part by proceeds from the issuance of senior notes and re-issuance of treasury stock related to our employee stock purchase plan. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of August 30, 2024 consisted of money market funds, U.S. Treasury securities, corporate debt securities, U.S. agency securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.
We expect to continue our investing activities, including short-term and long-term investments, purchases of computer and server hardware to operate our network infrastructure, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of August 30, 2024, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of August 30, 2024, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In April 2024, we issued $500 million of senior notes due April 4, 2027, $750 million of senior notes due April 4, 2029 and $750 million of senior notes due April 4, 2034. In total, we have $5.65 billion senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of August 30, 2024, the carrying value of our senior notes was $5.63 billion and our maximum commitment for interest payments was $855 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our condensed consolidated balance sheets. As of August 30, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. Though we intend to refinance the current portion of our debt on or before the due date, the timing of the refinancing may be impacted by market conditions.

Contractual Obligations
Our principal commitments as of August 30, 2024 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the first quarter of fiscal 2024, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by $2.3 billion through December 2028. There have been no other material changes in those obligations during the nine months ended August 30, 2024.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during the nine months ended August 30, 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During the nine months ended August 30, 2024, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $7 billion.
During the nine months ended August 30, 2024, we repurchased a total of 12.9 million shares, including approximately 0.6 million shares at an average price of $626.68 through a structured repurchase agreement entered into during fiscal 2023, 3.5 million shares at an average price of $578.11 through an ASR entered into in December 2023, 5.2 million shares at an average price of $475.94 through an ASR entered into in March 2024, and 3.6 million shares from the initial delivery of an ASR entered into in June 2024. Subsequent to August 30, 2024, the ASR entered into in June 2024 was settled which resulted in total repurchases of 4.6 million shares at an average price of $546.30.
Subsequent to August 30, 2024, as part of the March 2024 stock repurchase authority, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares, which represents approximately 75% of our prepayment. Upon completion of this $2.5 billion ASR, $17.65 billion remains under our March 2024 stock repurchase authority.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended August 30, 2024, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 1, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of August 30, 2024, our investment portfolio consisted of money market funds, U.S. Treasury securities, corporate debt securities, U.S. agency securities and asset-backed securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
As of August 30, 2024, we had $5.65 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 30, 2024. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
Beginning repurchase authority				$22,650
June 1—June 28, 2024
Accelerated share repurchases (2),(3)	5.2	$—	5.2	$(2,500)	(3)
June 29—July 26, 2024
Shares repurchased	—	$—	—	$—
July 27—August 30, 2024
Shares repurchased	—	$—	—	$—

Total	5.2		5.2	$20,150
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
(2)In March 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in June 2024, we received an incremental delivery of 1.6 million shares of our common stock. Under this ASR, we repurchased a total of 5.2 million shares at an average price of $475.94.
(3)In June 2024, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares of our common stock at contract inception, representing a portion of the prepayment. Subsequent to August 30, 2024, this ASR was settled which resulted in total repurchases of 4.6 million shares at an average price of $546.30.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table shows the trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by our Section 16 officers and directors during the three months ended August 30, 2024.

Name and Position	Adoption Date	Total Number of Shares to be Sold	Expiration Date
Amy Banse	8/2/2024	Up to 5,779	9/30/2025
Director

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

Date: September 25, 2024

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat AI Assistant
Acrobat Reader
Acrobat Sign
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Mix Modeler
Adobe Scan
Adobe Stock
Adobe Target
Behance
Creative Cloud
Document Cloud
Journey Analytics
Journey Optimizer
Marketo
Marketo Engage
Photoshop
Workfront

All other trademarks are the property of their respective owners.