Form 10-K
period 2024-11-29
ADOBE INC.
filed 2025-01-13
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $164.65 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 3, 2025, 435.3 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 29, 2024, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws, including statements related to our product development plans and new or enhanced offerings; our business, artificial intelligence and innovation momentum; our strategy, market opportunity and future growth; market trends; current macroeconomic conditions; fluctuations in foreign currency exchange rates; strategic investments; industry positioning; and customer acquisition and retention. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks, uncertainties and assumptions based on information available to us as of the date of this report. Such risks and uncertainties, many of which relate to matters beyond our control, could cause actual results to differ materially and adversely from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this report and elsewhere herein. The risks described herein and in Adobe’s other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2025, should be carefully reviewed. Undue reliance should not be placed on the financial information set forth in this report, which reflects estimates based on information available as of the date of this report. Adobe assumes no obligation to, and does not currently intend to, update these forward-looking statements.

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
Digital Media. We provide products, services and solutions that enable individuals, teams, businesses, enterprises, institutions, and governments to create, publish and promote their content anywhere, and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and content creation. Our Digital Media segment is centered around Adobe Creative Cloud and Adobe Document Cloud, which include Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro, Adobe Acrobat, Adobe Acrobat Sign, Adobe Express, Adobe Firefly and many more products, offering a variety of tools for creative professionals (like photographers, graphic designers, video editors and game developers), communicators and other consumers. This is the core of what we have delivered to customers and users for decades, and we have continually evolved and expanded our Digital Media business model to provide our customers and users with a range of flexible solutions to help them reach their full creative potential.
Digital Experience. We provide an integrated platform and set of products, services and solutions through Adobe Experience Cloud that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences. Our customers include marketers, advertisers, agencies, publishers, merchandisers, merchants, web analysts, data scientists, developers and executives across the C-suite. The foundation of our offering is Adobe Experience Platform, which provides businesses with an open and extensible system for customer experience management that transforms customer data into robust customer profiles that update in real time and uses insights to deliver personalized digital experiences across various channels.
We offer a comprehensive suite of products, services and solutions to our customers in our Digital Media business and Digital Experience business. With Adobe GenStudio, our cross-cloud, end-to-end solution that packages offerings across Digital Experience and Digital Media, enterprises can automate, optimize and accelerate their content supply chains for marketing campaigns and personalized customer experiences. We believe we are well positioned to deliver value in both the Digital Media and Digital Experience strategic areas where our mission to change the world through personalized digital experiences has never been more relevant as people seek new ways to create, collaborate and communicate and businesses continue to invest in digital transformation.
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
MARKET OVERVIEW
This overview provides an explanation of our markets and a discussion of strategic opportunities in fiscal 2025 and beyond for each of our segments. See the section titled “Results of Operations” in Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of our Notes to Consolidated Financial Statements of this report for further segment information.
Digital Media
Opportunity
In today’s digital world, content and digital documents are fueling the global economy, and productivity, design and creativity have never been more relevant, providing a significant market opportunity for Adobe in digital media. Everyone has a story to tell and needs products and services at their fingertips to tell those stories on an ever-increasing number of canvases. AI- and generative AI-powered technologies are increasing this opportunity by growing the demand for and production of content. This shift is changing how creative professionals work by accelerating their processes, increasing their productivity, and allowing them to explore and create in new fields, while empowering new creators by dramatically lowering barriers to creativity. At the same time, creativity is increasingly a team effort that is redefining productivity, making quick and easy collaboration even more critical to every company’s success. Adobe is driving innovation to shape these trends, democratize creativity, empower individuals to create wherever inspiration strikes and enable more effective collaboration between creators and stakeholders.
The flagship of our Digital Media business is Adobe Creative Cloud, a subscription service that allows subscribers to use our creative products and applications (“Apps”) integrated with cloud-delivered services across various surfaces and platforms. We believe in creativity for all, and Creative Cloud addresses the needs of all content creators, from creative professionals, such as artists, designers, developers, students, and administrators, to knowledge workers, marketers, educators, enthusiasts, communicators, and consumers. Our customers rely on our products for content creation, photo editing, design, video and animation production, mobile App and gaming development, and more. Our customers can choose between products optimized for different platforms and capabilities, from the speed and ease of use offered by Adobe Express, our AI-first, task-based web and mobile App, to the greater power and precision of our flagship Creative Cloud Apps. We believe we have significant opportunities to grow our Digital Media business by advancing every creative category across all surfaces; expanding content-first, task-based creativity with Adobe Express; enabling seamless collaboration across all stakeholders; inspiring the creative community through sharing and monetization; and expanding the user base of our tools through the infusion of AI into our products, services and solutions to enable users of any skill level to easily and efficiently create content.
Our Digital Media segment includes our Adobe Document Cloud business, a unified, cloud-based document services platform that integrates Adobe’s pioneering PDF technology with our Adobe Acrobat, Adobe Scan and Adobe Acrobat Sign Apps to deliver fully digital document workflows across all surfaces. We have the opportunity to continue to accelerate document productivity with Adobe Document Cloud and transform how people view, share, collaborate, and engage with documents. Trillions of PDF documents are created every year, reflecting the important role PDF plays globally. There are hundreds of millions of users who engage with PDF files on a daily basis in industries such as legal, financial services, and publishing, as well as a broad array of communicators and Adobe Acrobat Reader customers who use the expanded capabilities provided by our Acrobat Apps and the document services platform in Adobe Document Cloud.

Strategy
Our goal for our Digital Media business is to be a leading platform for creativity and digital document solutions, where we offer a range of products and services that allow anyone to design and deliver content seamlessly. We aim to achieve this goal by using data-driven customer engagement, driving product-led growth to allow our customers to create content and interact with documents in ways that are more frictionless, efficient and accessible, and meeting our customers’ needs holistically to increase the value they derive from our services.
We are redefining the creative process with Adobe Creative Cloud to unleash everyone’s ability to imagine and express ideas. We are empowering enterprises and users beyond creative professionals, such as novice content creators and communicators, to create, edit, schedule and share content quickly and easily using Adobe Express, which makes select capabilities from products like Adobe Photoshop, Adobe Premiere Pro and Adobe Acrobat easy to use for users at any level. With Adobe Acrobat Pro, subscribers have full convert and edit capabilities, advanced e-signature features including bulk send and custom branding, advanced protection and additional PDF features. We continue to add collaboration capabilities into our flagship products, Apps and workflows, and to infuse AI into our creative Apps to help our customers and users work faster and smarter, with new models for images and vector graphics, and AI-powered video features natively integrated into our flagship products. We are building our own foundation models in areas where we have domain expertise and which we believe are most relevant to our customers, and partnering with third-party AI models and large language models to further expand the capabilities of our products. We expanded Adobe Firefly with the launch of Adobe Firefly Services, which help organizations automate content production; Custom Models, which enable enterprises to train and customize models to support brand consistency amongst creative and marketing teams; Firefly Video Model (public beta), which enables generative text-to-video and image-to-video; and Firefly Image 3 Foundation Model, which allows for faster and higher-quality image generations. Developing our own foundation models enables us to design Firefly to be commercially safe and in line with our AI Ethics principles of accountability, responsibility and transparency.

We continue to pursue ways to inspire, empower and connect the creative community and support live, interactive tutorials with creators. Additionally, with Adobe GenStudio and Adobe GenStudio for Performance Marketing, a generative AI-first product that natively integrates Digital Media and Digital Experience offerings, we help enterprises to quickly create on-brand content variations and accelerate their marketing workflows. Further descriptions of our Digital Media products are included below under “Principal Products, Services and Solutions.”
In our Creative Cloud business, we employ our product-led growth strategy to minimize the friction of customer interactions and drive positive product experiences, which results in increasing adoption, usage, conversion, expansion and loyalty. We also continue to employ a pricing strategy, as appropriate, to migrate our customers to higher-value offerings as well as attract past customers and potential customers to try out our products and ultimately subscribe. We use a data-driven operating model and our Adobe Experience Cloud solutions to drive and optimize customer awareness, engagement and licensing of our creative products and services at every stop of the customer journey through our website and across other channels. Adobe.com is the central destination where we engage individual and small business customers to sign up for and renew Creative Cloud subscriptions. Our customers have the flexibility to subscribe to over twenty of our Creative Cloud products through a single subscription or, for many of our Apps, through various collections of our individual subscriptions to point products. To better serve our current users and potential users, we offer free and premium levels for certain Apps and targeted packages and suites. Further, our generative AI capabilities are increasing the value of our existing subscription products, expanding our potential customer base and increasing engagement and retention through Generative Credits—credits that provide users and subscribers the ability to generate content with Adobe Firefly. The collaboration features across many of our products help us to further expand our universe of customers beyond creative professionals to other stakeholders who use our products for review and approval, copywriting, social media marketing or other social content creation. We utilize channel partners to target mid-size creative customers with our Creative Cloud for Teams offering. Our direct sales force is focused on building relationships with our largest customers and driving adoption of our Creative Cloud for Enterprise offering. Overall, our strategy with Creative Cloud is designed to enable us to deliver customer value, increase our revenue with existing customers, attract new customers and grow a recurring and predictable revenue stream that is recognized ratably.
In our Adobe Document Cloud business, we expect to drive sustained long-term revenue growth through an expansion of our customer base by continuing to employ our product-led growth strategy; deliver the best PDF experience on and across every platform; improve Acrobat web’s functionality and ease of use; and expand the number of digital document and workflow-based actions in Acrobat. We are driving innovation with Acrobat AI Assistant, our generative AI-powered tool in Adobe Acrobat Pro, Acrobat Standard and Acrobat Reader, that allows users to better and more quickly understand their documents with quick answers and generative AI summaries, and Adobe Sensei, our cross-platform AI and machine learning technology to make documents more intelligent and responsive. Additionally, with the integration of Adobe Firefly in Acrobat, our customers can easily generate and edit visuals directly in PDFs. We are unlocking business workflows through PDF and Adobe Acrobat Sign Application Programming Interfaces (“APIs”); accelerating Document Cloud adoption through digital and direct sales; and deploying diversified go-to-market motions to reach all industries and businesses of all sizes. With over 100 million online searches for PDF-related actions per month, we intend to harness that demand and attract new users and customers to our Document Cloud services through Acrobat web, which allows anyone to quickly access tools to create, edit, convert, sign and compress PDFs through their web browser. As with our Creative Cloud strategy, we utilize a data-driven operating model to market our Document Cloud solutions and optimize our subscription-based pricing for individuals as well as small and medium businesses, large enterprises, students and education users, and government institutions around the world. We utilize our corporate and volume licensing programs to increase our reach in our key markets and are continuing to focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, and on expanding into emerging markets. We will continue to engage in strategic partnerships to help expand our distribution reach and drive the enterprise business.
As our Document Cloud customers increasingly expect business processes to be seamless across surfaces and the web, we are expanding our Document Cloud capabilities to meet this need. Adobe Acrobat is available on the web, delivering quick results for common PDF actions with a single click. Users can ask questions using voice commands with Acrobat AI Assistant on mobile devices. Adobe Scan powers mobile devices with scanning capabilities, transforming paper documents into full-featured PDFs. Adobe Acrobat Sign provides a green alternative to costly, paper-based solutions and offers a convenient solution for our customers to digitally manage their documents, automate processes and contract workflows, and is integrated into Acrobat across all surfaces. Acrobat Reader is available on mobile devices, and features AI-powered “Liquid Mode” to automatically reformat PDFs for quick navigation and easier consumption on smaller screens. With features offered by AI Assistant and Adobe Firefly as well as new capabilities to Acrobat, Adobe Scan and Acrobat Sign, we help our customers and users continue to migrate away from paper-based processes and adopt our solutions for personalized, digital document experiences, growing our revenue with this business in the process.
Digital Experience
Opportunity
Consumers today buy experiences, not just products, and they demand personalized digital experiences that are relevant, engaging, seamless and secure across an ever-expanding range of channels and surfaces. Businesses increasingly have the same expectations, driving business-to-business (“B2B”) companies to deliver equally engaging and seamless experiences as business-to-consumer (“B2C”) companies. With AI-powered automation and personalization, people and brands will increasingly stand out through unique creative expression, and the future of experiences across industries and everyday life will become increasingly personalized. Delivering the best, personalized experience at a given moment requires the right combination of data, insights and content across multiple channels in real time and at scale. We have a strategic opportunity to provide solutions that enable real-time personalization at scale and accelerate our customers’ content supply chain, with a streamlined and coordinated process from content ideation through deployment, measurement and optimization. Marketing is also increasingly evolving from a centralized discipline to a multi-practitioner, cross-functional, collaborative field, and marketing and IT teams are looking for a return on investment to demonstrate the business impact of their transformation initiatives.
Adobe Experience Cloud is powering businesses by helping them provide exceptional personalized experiences to their customers via a comprehensive suite of solutions. Addressing the challenges of customer experience management is a large and growing opportunity and we are in position to help businesses and enterprises invest in solutions that aid their goals to transform how they engage with their customers and constituents digitally.
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
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our products deliver actionable data to our customers in real time to enable highly tailored and adaptive experiences across platforms.
•Content, commerce and workflows. Our products help our customers manage, deliver, personalize, and optimize content delivery; build multi-channel commerce experiences for B2B and B2C customers; strategically plan, manage, collaborate and execute on workflows for marketing campaigns and other projects at speed and scale; and leverage self-serve capabilities to deliver on-brand content.
•Customer journeys. Our products help businesses manage, test, target and personalize customer journeys delivered as campaigns across B2B and B2C use cases.
Our goal is to deploy our capabilities to help enterprises generate highly engaging experiences, enable content creators to enhance creativity and scale content production, and provide marketing strategists with recommendations to improve marketing strategy and enhance the delivery of personalized customer journeys. In our Adobe Experience Cloud, we believe our innovations, natively embedded AI services, and end-to-end content supply chain solutions enhance the delivery and personalization of digital experiences by allowing our customers to gain insights and understand their data, simulate outcomes, automate tasks, generate audiences, create content, optimize marketing campaigns and enable the delivery of more relevant and personalized customer journeys. Adobe Experience Cloud offers domain-specific AI services in areas such as attribution and automated insights, customer journey management, lead management, sentiment analysis, one-click personalization, enhanced anomaly detection and more that work with Adobe Experience Platform to augment our Experience Cloud product offerings. By building on these features and capabilities, we increase the value we provide our customers and create a competitive differentiation in the market.
Adobe Experience Cloud offers an open platform and ecosystem through Adobe Experience Platform. Adobe Experience Platform’s open system transforms businesses’ customer data from across their Adobe solutions and third-party software into robust customer profiles. These profiles are updated in real time and include AI-driven insights, allowing a brand to deliver the right customer experiences across channels and deliver true one-to-one personalization. This open architecture offers scalability with a wide variety of supporting products and services and empowers businesses to quickly develop innovative Apps to interact with their customers and enables a broad industry ecosystem.
To drive growth of Adobe Experience Cloud, we focus on delivering on-brand, customer engagement, growth within existing customer accounts, product differentiation and the best customer experience management solutions for B2B and B2C buyers across enterprise and mid-market segments. We intend to pursue growth through a scaled go-to-market approach focused on C-suite partnerships, transformational accounts, continued customer acquisition, customer value realization and solution expansion. We utilize a direct sales force to market and license our Experience Cloud solutions, as well as an extensive ecosystem of partners, including marketing agencies, systems integrators and independent software vendors that help license and deploy our solutions to their customers. We also maintain several strategic partnerships with other technology companies that allow us to increase our market reach. We have made significant investments to broaden the scale and size of all these routes to market and believe these investments will result in continued growth in revenue in our Digital Experience segment in fiscal 2025 and beyond.
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
COMPETITION
Overview
We participate in a rapidly evolving, highly competitive global environment, where our competitors vary by industry and range from large multinational enterprises to smaller entities with specialized and focused product offerings. Across our business, we recognize hundreds of competitors worldwide. The markets for our products and services are characterized by new industry standards, evolving distribution models, rapid technological innovation, frequent product introductions and short product life cycles. Our future success will depend on our ability to enhance our existing products, services and solutions and introduce new ones on a timely and cost-effective basis, accurately predict and meet changing customer needs, provide best-in-class information security to build customer confidence and combat cyber-attacks, extend our core technologies into new Apps and anticipate emerging standards, business models, software delivery methods and other technological changes.
A summary of the competitive environment for each of our business segments is included below. See the section titled “Risk Factors” contained in Part I, Item 1A of this report for additional information regarding risks related to competition.
Digital Media
Our Digital Media segment faces competition from large, established companies and smaller, more recent entrants. These companies offer a variety of products, including multi-product packages, point offerings, free products, websites, downloadable Apps and other products and offerings. We compete in a rapidly evolving and growing market and face significant direct or indirect competition from:
•software companies and AI companies;
•device, hardware, mobile device and camera manufacturers, including those that integrate software and AI capabilities for digital media, such as photo and video, collaboration tools and content creation;
•mobile-first Apps;
•web-native tools and platforms;
•social media platforms that provide digital media offerings, including editing capabilities;
•providers of stock content;
•digital document creation, storage, collaboration and signing providers;
•productivity and presentation tools;
•operating system developers that integrate digital media document viewers and markup features with their operating systems; and
•proprietary and open-source web-authoring tools.
We believe competitive factors in our markets include:
•brand, product features and functionalities;
•integration with related tools, third-party Apps and workflows;
•the intuitiveness and visual appeal of user interfaces;
•demonstrable cost-effective benefits to our customers;
•pricing;
•the flexibility of services to match our customers’ evolving demands;
•the availability, usability and accessibility of our products, services and solutions;
•success in educating our customers in how to utilize services effectively;
•the ability to create and use AI models and integrate AI capabilities for digital media creation, generation, collaboration and editing; and
•responsible and secure data handling and storage protocols.
We attract our customers and users in this segment through our broad and comprehensive array of high-quality products and services, which are powerful, standalone tools that also work well together and complement one another. With Creative Cloud, we believe we compete well with our features and functionality, AI models and capabilities, ease of use, product reliability, value and performance characteristics. For example, with Adobe Firefly, we believe we compete well by offering generative AI models designed to be safe for commercial use and AI capabilities that are natively integrated into our products, and with Adobe Express, we believe we compete well by making our creative technologies accessible to a wide audience and enabling easy-to-use, efficient content creation, collaboration and sharing for quick projects. With Adobe Document Cloud, we believe we compete well through our PDF offerings, features and functionalities that are critical tools for millions of business communicators, and our brand.
Digital Experience
Our Digital Experience segment competes in markets that are growing and evolving rapidly and characterized by intense competition. Our Adobe Experience Cloud solutions face competition from:
•large, established companies, including large enterprise software, AI, internet and database management companies;
•point product solutions and focused companies;
•new companies constantly entering the digital experience markets;
•companies that provide Software-as-a-Service (“SaaS”) solutions to our customers, generally through the web and software that is installed by our customers directly on their servers; and
•Our customers’ or potential customers’ internally-developed Apps.
We believe competitive factors in our markets include:
•the proven performance, security, scalability, flexibility and reliability of services;
•the strategic relationships and integration with third-party Apps;
•the intuitiveness and visual appeal of our interfaces;
•demonstrable cost-effective benefits to our customers;
•pricing;
•the flexibility of services to match changing business demands;
•enterprise-level customer service and training;
•brand;
•data governance features and functionality;
•product features and functionality and the usability of services;
•near real-time data and reporting;
•independence from portals and search engines;
•the ability to deploy the services globally;
•success in educating our customers in how to utilize services effectively; and
•the integration and customization of high-quality AI models and the ability to customize and use such AI models.
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
Publishing and Advertising
Our Publishing and Advertising segment faces competition from large-scale publishing systems and Extensible Markup Language-based publishing companies and smaller desktop-publishing products. Our eLearning solutions and web conferencing products face competition from a number of established products from other large software companies. Competition involves a number of factors, including product features, ease-of-use, the level of customization and integration supported, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of our products, their complementarity with our Adobe Creative Cloud, Adobe Document Cloud and Digital Experience products and our strong brand among users.
PRINCIPAL PRODUCTS, SERVICES AND SOLUTIONS
Digital Media Offerings
Adobe Creative Cloud
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
Creative Cloud paid plans include the Adobe Firefly web App, the premium version of Adobe Express, and AI-powered features natively integrated throughout Adobe Photoshop, Adobe Illustrator and Adobe Premiere Pro. Creative Cloud, Adobe Firefly, and Adobe Express plans include a monthly allocation of Generative Credits, which are tokens that enable subscribers to use our generative AI features to generate content using text-based prompts. All Apps listed below and many more are available through subscriptions to Creative Cloud (except Substance 3D Apps, which are sold separately through the Adobe Substance 3D Collection plan), and many of our Apps are also available as standalone subscriptions on Adobe.com. Adobe Acrobat Pro is available as part of our Creative Cloud All Apps subscription and on a standalone basis and allows users to create, convert and edit PDFs, including text and images. Additionally, certain Creative Cloud Apps, such as Adobe Express, are available in Adobe GenStudio for Performance Marketing, allowing users to quickly use assets and Creative Cloud tools to create on-brand content.
Adobe Photoshop and Adobe Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design App, with powerful editing and effects tools to transform photos. It is available on desktop, iPad and through a web version. Features include Generative Fill, Generative Expand, Generate Similar and Generate Background, which allow our customers to use text prompts to quickly create, add to, remove, duplicate or replace images, or expand the borders of an existing image with AI-generated content without leaving Adobe Photoshop; the Adjustment Brush Tool, which combines the traditional workflow of selecting, masking, and applying an adjustment into one step, simplifying the way of making local adjustments; and Distraction Removal smart technology to help remove people, wires, poles and other distractions from images. Adobe Lightroom is our cloud-based photo App that allows subscribers to edit, organize, store and share photos across desktop, tablet, mobile devices and the web. Features include Lens Blur to blur the background or foreground by making a depth map of the photo using AI; the Denoise feature to remove noise in RAW photos; People Masking features to automatically select and edit facial hair and clothing; and Generative Remove, which uses Adobe Firefly to remove unwanted objects and distractions in a photo. In addition to individual subscriptions to Photoshop and Lightroom, we offer a Photography Plan, which is a more limited cloud-based offering than Creative Cloud, targeted at photographers and photo enthusiasts and includes Photoshop, Lightroom and Lightroom Classic.

Adobe Illustrator and Adobe Fresco
Adobe Illustrator is our industry-standard vector graphics App for desktop and iPad used worldwide by designers of all types who want to create digital graphics and illustrations for all kinds of media—print, web, interactive, video and mobile—from web and mobile graphics to product packaging to book illustrations and billboards. Features include Adobe Firefly-powered Generative Recolor, which enables users to generate different color palettes using text prompts and apply them to their illustrations; Objects on Path to empower users to quickly attach, arrange and move an object along any path of their art board; and Enhanced Image Trace to make it easier and faster to convert images to vectors. Adobe Fresco is our free illustration App, available on various surfaces, that brings together the world’s largest collection of vector and raster brushes and AI-powered Live Brushes to deliver a natural painting and drawing experience.
Adobe Premiere Pro
Adobe Premiere Pro is a nonlinear video editing App used by filmmakers, TV editors, YouTubers and videographers. Our customers can import and combine various types of media, from video shot on a mobile device to 8K to virtual reality, and then edit in its native format without transcoding. Automated tools and workflows for color, graphics, audio and immersive 360/VR make the editing process more efficient. Premiere Pro offers Text-Based Editing, which allows our customers to review transcripts or search for keywords to find and edit the right content faster and AI-powered Enhance Speech to remove noise and improve the quality of dialogue clips.
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects App used by a wide variety of animators, designers and compositors to create cinematic movie titles, add effects and create animations. With an AI-enhanced Roto Brush, users can cut out objects from footage faster and more accurately than ever. After Effects works together seamlessly with other Adobe Apps such as Adobe Premiere Pro, Adobe Photoshop, Adobe Illustrator and Adobe Audition, as well as third party software and hardware partners.
Adobe InDesign
Adobe InDesign is a design and layout App for print and digital media. Our customers use it to create, preflight and publish a broad range of content including books, eBooks, digital magazines, posters and interactive PDFs for print, online and tablet App delivery. Integrations with other Adobe Apps such as Adobe Photoshop, Adobe Illustrator, Adobe Acrobat, Adobe Stock, Adobe Firefly, Adobe InCopy and Adobe Experience Manager expands InDesign’s capabilities and allows our customers to collaborate and share content, fonts and graphics across projects. Our customers can also access Adobe’s digital publishing capabilities from within InDesign to create and publish engaging Apps for a broad range of surfaces.
Adobe Express
Adobe Express is our all-in-one AI content creation App for users of any level, such as novice content creators and communicators, to easily create video, marketing, and social content. Users can easily design high-impact design elements, engaging videos and images, resumes, PDFs, animation and content ready for Instagram, TikTok and other social channels and platforms. The App features guided tools, one-click solutions for quick projects, simple drag and drop functions, collaboration tools, thousands of templates and access to more than 20,000 fonts and the entire Adobe Stock photo collection, and allows users to easily plan, schedule, preview, and publish content all from one place. Adobe Firefly integrated into Adobe Express makes it possible to quickly generate custom images and text effects from text prompts in over 100 languages and is designed to be commercially safe. Also available in Adobe GenStudio and Adobe GenStudio for Performance Marketing, Adobe Express allows marketers to quickly resize and reformat assets to create content variations for any channel. Adobe Express is available on mobile devices and the web. With Adobe Express, Creative Cloud subscribers can easily access, edit and work with creative assets from Adobe Photoshop and Adobe Illustrator directly, or add linked files into Adobe Express that always stay in sync across Apps.
Adobe Firefly, Adobe Firefly Services and Custom Models
Adobe Firefly is our family of creative generative AI models and standalone web App for exploring AI-assisted creative expression. Firefly’s foundation generative AI models allow users to generate images, text effects, design templates, and vector graphics using a text description. Firefly AI models include a version of the Firefly Image Model that generates high-quality images from text prompts, a Firefly Vector Model that generates fully editable vector graphics, a Firefly Design Model that generates fully editable design templates, and a Firefly Video Model (public beta) that generates video from text or image prompts. Firefly supports text prompts in more than 100 languages. In addition, with Adobe Firefly for Enterprise, certain businesses are eligible to obtain an intellectual property indemnification for AI-generated content generated by most Firefly-

powered workflows. Firefly-powered generative AI features are also available in a number of our products including Adobe Photoshop, Adobe Illustrator, Adobe Express, Adobe Acrobat and Adobe Stock. Firefly is available for free with a limited number of Generative Credits per month. Once that limit is reached, users and subscribers can buy additional Generative Credits through a Firefly paid subscription plan.
Also available for enterprises are Adobe Firefly Services and Custom Models. Firefly Services provides enterprises with APIs, tools and services for content generation, editing and assembly, to automate the production of content while maintaining quality and control. Custom Models enable enterprises to train generative AI models based on their intellectual property, product and brand styles across a wide variety of use cases such as localization or merchandising for e-commerce, maintaining and propagating brand consistency at scale across their organizations.
Adobe Firefly-generated content is designed to be commercially safe. The Firefly generative AI model is trained on data Adobe has the rights to use. Every asset created using Firefly includes Content Credentials, a digital “nutrition label”, to indicate that generative AI was used, bringing more trust and transparency to digital content.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates, audio and 3D assets, for all their creative projects. Adobe Stock is built into our Creative Cloud Apps, including Adobe Photoshop, Adobe Illustrator, Adobe InDesign and Adobe Express, enabling users to search, browse and add assets to their Creative Cloud Libraries and instantly access them across all connected surfaces. Adobe Stock assets include free and paid collections and may be licensed directly within Adobe’s Apps, through stock.adobe.com or as a multi-asset subscription.
Frame.io
Frame.io is our cloud-native creative collaboration platform that streamlines the production of creative assets by enabling creative professionals and key project stakeholders to collaborate with real-time upload, review and approval, frame-accurate commenting, annotations and more. Frame.io includes support for video beyond post-production workflows including casting, location scouting, footage reviews, and marketing campaign management, as well as still images, design files and PDFs. Frame.io is directly integrated with Adobe Premiere Pro, Adobe After Effects, Adobe Photoshop, Adobe Lightroom and Adobe Workfront to allow video creators to request and receive streamlined frame-specific comments directly in those Apps. Frame.io’s Camera to Cloud functionality allows creators to automatically upload footage from cameras and other recording devices on set directly into Frame.io for review, with integrations for still image cameras that can connect natively to the platform. Frame.io, along with Adobe Express and Adobe Firefly Services, are available in Adobe GenStudio to enable content production at scale.
Adobe Substance 3D Collection
Adobe Substance 3D is an ecosystem of desktop Apps, including Substance 3D Stager, Substance 3D Painter, Substance 3D Sampler, Substance 3D Designer and Substance 3D Modeler. Our customers can build and assemble 3D scenes with Stager, use tools in Painter to texture 3D assets, from advanced brushes to Smart Materials that automatically adapt to your model and use Sampler to digitize and enrich assets. Substance 3D Assets is a 3D materials library from which users can import professional quality 3D textures into their projects and generate infinite texture variations. Substance 3D Modeler, which is available on desktop and certain VR headsets, interprets spatial input from the physical world, allowing the user to sculpt a model as if in a real workshop, using natural, fluid gestures of the artistic flow, and switch between VR and desktop, at every project stage.
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

All the Apps listed below are available through a subscription to Adobe Acrobat. With the Acrobat Standard plan, subscribers can convert, edit, request signatures, and protect PDFs. The Acrobat Pro plan, available through both our Creative Cloud and Document Cloud businesses, offers additional advanced PDF features. Acrobat AI Assistant, our generative AI-powered conversational engine, gives our users the power to work more productively with their documents with its ability to summarize and answer questions about documents, provide intelligent citations and quickly generate and format content for sharing. Acrobat AI Assistant is offered as an add-on to Acrobat Pro, Acrobat Standard and Acrobat Reader. We also offer Acrobat subscription plans for teams and enterprises. Adobe Acrobat Sign is included in Adobe Acrobat subscriptions for individuals and teams. Document Cloud for enterprise includes Acrobat, Acrobat Sign, and APIs including third-party partner integrations. Acrobat Reader and Adobe Scan are also separately available as free downloads.
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
Adobe Acrobat Reader
Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of PDF documents on a variety of surfaces and platforms, offers features to create, edit, export, combine, share and collaborate on PDF documents, including the “Liquid Mode” feature that automatically reformats PDFs for quick navigation and consumption on mobile devices. Users of both Acrobat and Acrobat Reader can also access, edit and save changes to their PDF files stored in Adobe Document Cloud, or other third-party cloud storage services.
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
Adobe Acrobat Sign
Our cloud-based e-signature service, Adobe Acrobat Sign, allows users securely to send any document electronically for signature across surfaces. Through web and mobile Apps, Acrobat Sign enables users to e-sign documents and forms, send them for signature, track responses in real time and obtain instant signatures with in-person signing. Acrobat Sign also integrates with users’ enterprise systems through a comprehensive set of APIs and Adobe Experience Manager Forms and Advanced Workflows for Acrobat Sign, to create forms and provide seamless experiences to our customers across web and mobile sites.
Digital Experience Offerings
Adobe Experience Cloud is a comprehensive collection of best-in-class products, services and solutions to manage the customer experience, all integrated into a cloud platform, along with service, support and an open ecosystem. Adobe Sensei uses AI and machine learning technology to analyze large amounts of data and make intelligent in-App recommendations, automate repetitive tasks, and drive real-time decisions within our products. Adobe Sensei GenAI allows customer experience and marketing teams to use natively embedded generative AI to deliver more accurate and personal customer journeys.
Experience Cloud is comprised of the following sets of solutions for our customers: Adobe Experience Platform; Data Insights and Audiences; Content, Commerce and Workflows; and Customer Journeys, which are each described below.
Adobe Experience Platform
Adobe Experience Platform is a purpose-built platform for customer experience management that helps businesses collect, connect and activate their known and unknown customer data from every interaction across sources and channels in real time to create unified customer profiles. Adobe Experience Platform standardizes data for intelligence and profile creation and provides an open and extensible cloud infrastructure, real-time updates, and AI-driven insights and scalability. Federated Audience Composition allows our customers of Adobe Real-Time Customer Data Platform and Adobe Journey Optimizer to use data from their data partners directly to enrich existing high-value audiences and attributes all in one system. Adobe

Experience Platform also offers Query Service and Data Science Workspace, which enable businesses to gain deeper insights from stored datasets and customer journey intelligence. These tools leverage predefined data-driven operational best practices, AI and business intelligence to enable and optimize real-time decisions, actions and business processes. Our customers can leverage Adobe Experience Platform to activate AI-driven insights across all Adobe Experience Cloud Apps in near real time. Adobe Experience Platform AI Assistant is a generative AI-powered conversational interface that answers technical questions, automates tasks, simulates outcomes and generates new audiences and journeys across applications such as Adobe Real-Time Customer Data Platform, Adobe Journey Optimizer and Adobe Customer Journey Analytics. Adobe Experience Platform AI Assistant uses a collection of experience models designed to address the context of each use case and allows for quick data navigation as needed.
Data Insights and Audiences
Our Data Insights and Audiences solutions enable our customers to stitch together their data from across the consumer journey into a single view to provide insights based on every interaction in real time, easily share data and analyses across teams and organizations and use AI and machine learning to optimize personalization. The following is a brief description of our products for Data Insights and Audiences.
Adobe Analytics
Adobe Analytics helps our customers create a holistic view of their business by turning their customer interactions into actionable insights. Driven by AI and machine learning, Adobe Analytics collects, organizes and structures vast streams of data from virtually any channel, including streaming web data, to deliver real-time insights that are easy for our customers to process, analyze and share to quickly identify problems and opportunities and to drive conversion and relevant customer experiences. Our customers can use these analytics to continuously improve marketing activities and better direct their marketing spend. Our Analysis Workspace features a drag-and-drop interface that allows our customers to craft an analysis, add visualizations so they can bring data to life, curate a dataset and share and schedule projects across their organization, among other features.
Adobe Customer Journey Analytics
Adobe Customer Journey Analytics brings a powerful set of analytics tools that allow our customers to interactively explore and visualize the end-to-end customer journey across multiple channels and utilize AI-powered insights, while making such analytics more accessible across their organization, to ensure that customer journeys flow seamlessly regardless of channel.
Adobe Product Analytics
Adobe Product Analytics enables product teams to self-serve data and insights about their product experience through guided analysis workflows built on cross-channel data from Adobe Customer Journey Analytics. This cross-functional analytics suite allows product teams to partner closely with their marketing and customer experience counterparts to coordinate and deliver more personalized customer experiences across all channels using a single source of data, audience, and metrics. Adobe Product Analytics has native integrations across Adobe Experience Platform, including integrations with Adobe Journey Optimizer and Adobe Real-Time Customer Data Platform that allow product owners to act immediately by publishing real-time audiences for activation.
Adobe Mix Modeler
Adobe Mix Modeler is a self-serve, AI-powered solution that helps organizations measure, optimize, and plan marketing investments. Adobe Mix Modeler applies machine learning models that provide insights via cross-channel, summary datasets in Adobe Experience Platform on the historic and future impact of marketing investments on key business goals. This holistic understanding of the top-to-bottom impact of campaigns enables marketers to measure, plan, monitor, and adjust all marketing campaigns in a single App.
Adobe Real-Time Customer Data Platform
Adobe Real-Time Customer Data Platform is an App service that delivers real-time personalization at scale to enable our customers to bring together and securely collaborate on their first-party customer data to activate in real-time their customer and account profiles that allow for B2B and B2C marketers to deliver timely, relevant experiences across channels. Real-Time Customer Data Platform does this by activating a business’ unified customer profiles on Adobe Experience Platform across channels to leverage intelligent decision making throughout the customer journey and deliver hyper-personalized experiences across all known channels and surfaces. Real-Time Customer Data Platform utilizes an open and extensible architecture that allows integration with a variety of data sources and activation touchpoints and provides continuous data refreshes to keep their customer profiles updated in near real time.
Content, Commerce and Workflows
Our Content, Commerce and Workflows solutions help our customers manage, deliver, personalize and optimize on-brand content across web, mobile and App interfaces, as well as enable shopping experiences that scale from mid-market to enterprise businesses, across surfaces and channels. The following is a brief description of our products for Content, Commerce and Workflows.
Adobe Experience Manager
Adobe Experience Manager combines digital asset management with a content management system and an end-to-end digital document solution. Adobe Experience Manager Sites provides a marketer and developer-friendly content management system built on a scalable, cloud-native foundation to create and deploy personalized experiences across every channel. Adobe Experience Manager Assets offers cloud-native digital asset management to create, manage, deliver and optimize personalized experiences at scale. Adobe Experience Manager is also available in GenStudio for Performance Marketing, allowing marketers to retrieve generated assets and associated metadata for generating campaign assets. Adobe Experience Manager Forms provides a cloud-native and scalable solution for personalized end-to-end digital customer onboarding and enrollment, enabling our customers to create, manage, publish and approve forms and documents.
Adobe Experience Manager Screens allows our customers to connect online and in-venue experiences through digital signage. Adobe Developer App Builder provides a set of tools and services for our customers’ developers to extend Experience Manager to their existing infrastructure and apply unique parameters to make the UI look and feel unique for their businesses.
Adobe Commerce
Adobe Commerce offers a highly customizable, end-to-end e-commerce platform to manage, personalize and optimize the commerce experience for physical and digital goods across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences across B2B, B2C and direct-to-consumer. Based on an open-source ecosystem with thousands of third-party extensions, Adobe Commerce extends beyond the online shopping cart to shoppable experiences, with actionable data analysis and automated back-end workflows, native integrations with other Adobe products, such as Adobe Analytics, Adobe Target and Adobe Experience Manager, and the capability to be scalable and extensible.
Adobe Workfront
Adobe Workfront provides a unified work management App to enable teams to work more efficiently, with tools to strategize, plan, execute, review and deliver on complex workflows. Integrations with Adobe Creative Cloud and Adobe Experience Manager Assets allow our enterprise customers to scale content production with greater speed and efficiency. Adobe Workfront Planning, offered within Adobe Workfront, streamlines enterprise planning by delivering a comprehensive view of all marketing activities in an organization and enabling teams to be more strategic in planning and execution with full visibility into day-to-day marketing operations.
Adobe GenStudio for Performance Marketing
Adobe GenStudio for Performance Marketing is a generative AI-first product within Adobe GenStudio that enables marketing teams to use generative AI to quickly create on-brand advertisements and emails to deliver relevant and personalized experiences to their customers, while allowing brand and creative teams to retain oversight and strategic direction with brand guardrails. Businesses can import content performance data from third party platforms into Adobe GenStudio for Performance Marketing to understand campaign impact and optimize campaign performance. Adobe GenStudio for Performance Marketing natively integrates Digital Media and Digital Experience offerings, including Adobe Express and Adobe Experience Manager Assets, to optimize the process of planning, creating, managing, activating and measuring content for marketing campaigns and personalized customer experiences.
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

Adobe Marketo Engage
Adobe Marketo Engage is a customer experience management solution optimized for B2B, cross-channel campaigns by bringing together planning, engagement and measurement capabilities into an integrated marketing platform. Capabilities include lead nurturing and management; predictive account profiling for creating account-based experiences; integrated sales App; and integrations with third-party marketing Apps and Adobe Experience Cloud. Adobe Marketo Engage simplifies how companies plan, orchestrate and measure engagement at each stage of the customer experience, and allows companies to better align marketing and sales to engage high priority accounts.
Adobe Campaign
Adobe Campaign is optimized for managing B2C cross-channel marketing campaigns. Adobe Campaign enables businesses to orchestrate the entire customer journey and use their customer data to create, coordinate and deliver dynamic, personalized experiences that are synchronized across channels, including email, mobile and offline, and determined by their consumers’ behaviors and preferences. Adobe Campaign’s features also include AI-powered email management, multidimensional targeting, in-App messaging and dynamic, customizable reports to analyze success.
Adobe Target
Adobe Target is an AI- and machine learning-driven personalization engine that lets our customers test, target and optimize content across channels. With Adobe Target, our customers have the tools they need to create omnichannel personalized experiences and create A/B and multivariate tests, done at scale through AI-powered automation so they can quickly discover the best experience for their customers and deliver that experience across all touchpoints.
Adobe Journey Optimizer
Adobe Journey Optimizer is a scalable App built on Adobe Experience Platform that allows businesses to orchestrate and deliver personalized, connected customer journeys across any App, surface, screen, or channel across B2B and B2C. With this solution, brands can manage inbound customer engagement with outbound omnichannel campaigns and offer personalized content based on real-time profiles, data-driven insights, cloud-native scalability and API extensibility, all within a single App, and, for our B2B customers, build buying groups aligned to their organization’s product portfolio. Businesses can trigger individual consumer journeys and use real-time insights to personalize that journey, as well as visually map individual journeys across systems in an intuitive, workflow-based interface. Adobe Journey Optimizer also allows our customers to track detailed performance of executed journeys and how individuals are progressing in real time, with data automatically sent to Adobe Experience Platform to allow full-funnel analysis.
Other Products, Services and Solutions
We also offer a broad range of other enterprise and digital media products, services and solutions. Information about other products, services and solutions not referenced here can be found on our corporate website, adobe.com.
OPERATIONS
Marketing and Sales
We market our products, services and solutions directly to enterprise customers through our sales force and local field offices and directly to businesses and consumers. We license our products to end-user customers through App stores and our own website at adobe.com. We offer many of our products via a SaaS model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. Our subscriptions and free plans include a monthly plan-specific number of Generative Credits for generative AI creation with Adobe Firefly. We market and distribute our products through sales channels, which include distributors, retailers, software developers, mobile App stores, systems integrators, independent software vendors and value-added resellers, as well as through original equipment manufacturers and hardware manufacturers.
Our local field offices include locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Poland, Romania, Kingdom of Saudi Arabia, Singapore, South Africa, Republic of Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom and the United States.
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

Services and Support
We provide expert consulting, customer success management, technical support and learning services across all our customer segments, which include enterprises, small and medium businesses, creative professionals and consumers. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help our customers and partners maximize the return on their investments in our cloud solutions and licensed products.
Consulting Services
We have a global professional services team dedicated to designing and implementing solutions for our largest customers. Our professional services team uses a comprehensive, customer-focused methodology that has been refined over years of capturing and analyzing best practices from numerous customer engagements across a diverse mix of solutions, industries and customer segments. Our customers continually seek to integrate across Adobe’s products and cloud solutions and engage our professional services teams for their expertise in leading our customers’ digital strategies, multi-solution integrations and in running our customers’ platforms. Using our methodology, our professional services teams can accelerate our customers’ time to value and maximize their return on investment in Adobe solutions.
Another key component of Adobe’s strategy is developing a large partner ecosystem to expand the availability of Adobe solutions in the global marketplace. To assist partners in building their respective digital practices, Adobe Global Services provides a comprehensive set of deliverables through Adobe’s Solution Partner Program. The breadth of services offered in the program provides systems integrators, agencies and regional partners the tools required to develop core capabilities for positioning and building with Adobe technology, as well as implementing and running our customers’ platforms. We believe that through these programmatic services and support, our joint customers benefit greatly from the combination of Adobe technology and the deep customer context that our partners represent.
Customer Success Account Management
Adobe Customer Solutions provides Customer Success Managers, who work with our enterprise and commercial customers on an ongoing basis to understand their current and future business needs, promote faster solution adoption and align product capabilities to our customers’ business objectives to maximize the return on their investment in Adobe’s offerings. We share innovative best practices, relevant industry and vertical knowledge and proven success strategies based on our extensive engagements with leading marketers and brands. The performance of these teams is directly associated with our customer-focused outcomes.
Technical Support
Adobe provides enterprise maintenance and support services to our subscription customers as part of the subscription entitlement and to our perpetual license customers via annual fee-based maintenance and support programs. These offerings provide our customers with:
•technical support on the products our customers have purchased from Adobe;
•“how to” help in using our products; and
•product upgrades and enhancements during the term of the maintenance and support or subscription period, which is typically one to three years.
We provide product support through our support organization that includes several regional and global support centers, supplemented with outsourced vendors for specific services. Our customers can seek help through multiple channels including phone, chat, web, social media and email, allowing quick and easy access to the information they need. These teams are responsible for providing timely, high-quality technical expertise on all our products.
Certain consumers are eligible to receive Getting Started support, to assist with easy adoption of their products. Support for some products and in some countries may vary. For our enterprise customers with greater support needs, we offer personalized service options through premium support offerings, delivered by global support centers and technical account managers who can also provide proactive risk mitigation services and on-site support services for those with business-critical deployments.
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
Investments
From time to time, we make direct investments in privately held companies. We enter these investments with the intent of securing financial returns as well as for strategic purposes, as they often increase our knowledge of technological developments in the industry and expand our opportunities to provide Adobe products, services, and solutions.
RESEARCH & DEVELOPMENT
With the speed of innovation and technological change that characterizes the software industry, a continuous high level of investment is required for the research and development of the cutting-edge technologies that lead to the development of new products, services and solutions and the continual enhancement of existing products, services and solutions. Our Adobe Research team of research scientists, engineers, artists and designers help turn ideas into technologies that power the future of our products, services and solutions. We are investing, and intend to continue to invest, in research and development to strengthen our existing products, services and solutions, and to expand our offerings across our clouds and the next generation of AI, machine learning and deep learning-driven tools and features to solve problems in areas such as content understanding and generation, recommendations, personalization and more.
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
We license our desktop software and mobile Apps to users and customers under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure and transfer. Similarly, cloud products and services are provided to users and customers under ‘click through’ or signed agreements containing restrictions on access and use. Our enterprise customers license our hosted offerings as SaaS or Managed Services via agreements based on our enterprise licensing terms.
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

HUMAN CAPITAL
Our culture is built on the foundation that our people and the way we treat one another promote creativity, innovation and performance, which spur our success. We are continually investing in our global workforce to provide fair and market-competitive pay and benefits to support our employees’ wellbeing, foster their growth and development, and to further drive diversity and inclusion. As of November 29, 2024, we employed 30,709 people, of which 50% were in the United States and 50% were in our international locations. During fiscal 2024, our total attrition rate was 7.8%. We have not experienced work stoppages and believe our employee relations are good. Understanding employee sentiment and listening to employee feedback is important to Adobe. We utilize a variety of feedback mechanisms throughout an employee lifecycle to gather insights that help inform our decision-making regarding employee programs, talent risks, management opportunities, employee networks and more. In fiscal 2024, 81% of our employees participated in our most recent engagement survey.
Digital transformation has fundamentally changed how people work, and we continue to lean into digital-first workflows, tools and resources to enable us to be productive, wherever we are. We also believe in the value of people being together—fostering trust, relationships and collaboration and innovation. We have evolved into a hybrid model, in which employees who are assigned to an office can divide their work between the office and home about half the time. We continue to pilot, test and iterate our approach to support new ways of working and evolving the employee experience.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives.
Compensation, Benefits and Wellbeing
Adobe offers fair, competitive compensation and benefits that support our employees’ overall wellbeing. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. We believe this alignment, whether through equity awards issued by Adobe or participation in our employee stock purchase plan, makes employee shareholders more deeply connected to Adobe and engaged in contributing to our long-term success.
Our benefit programs focus on four key wellbeing pillars: physical, emotional, financial and work and life. We offer a wide array of benefits including comprehensive health and welfare insurance, ergonomic support, employee assistance programs, wellbeing support programs, retirement, financial coaches and generous time-off and leave. In addition, we provide educational tools and resources, such as the global wellbeing speaker series, to help employees reach their personal wellbeing goals. We also strive to build community by bringing together our employees through onsite events, discussion groups, messaging forums and our Employee Networks as we believe that a sense of belonging contributes to our employees’ overall wellbeing.
Growth and Development
We provide employees with opportunities to build and develop a meaningful career. The Global Talent Development team creates programs to grow leaders and continually enhance the skills of our employee base. In addition to the content and experiences created in house, employees also have access to on-demand content via several industry-leading learning platforms. Through Adobe’s Learning Fund, employees are eligible to receive up to $11,000 per year toward university and short-term learning opportunities.
We are committed to enabling a culture that celebrates talent sharing, career development and agility across Adobe. We post all roles internally first before sharing them externally and provide resources to make the internal job search easier for employees. We also provide forums for managers and employees to have regular conversations about their career and contributions throughout the year.
Diversity and Inclusion
Adobe for All is our vision to advance diversity, equity and inclusion across Adobe. We recognize that when people feel respected and included, they can be more creative, innovative and successful. As of November 29, 2024, women represented 35.4% of our global employees, and underrepresented minorities (“URMs,” defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 11.6% of our U.S. employees.

We have a three-pillar strategy to grow the diversity and inclusion of our workforce over time, on which we have continued to drive progress during fiscal 2024:
•Workforce: We take action to improve the hiring, retention and promotion of a more diverse workforce that reflects Adobe’s global footprint. We invest in partnerships and events to grow our pipeline and engage candidates across underrepresented communities. We aim to give individuals from nontraditional backgrounds new skills and opportunities to enter technology and design careers through Adobe Digital Academy, in partnership with our educational partners.
•Workplace: We believe a sense of inclusion propels high performance resulting in creativity and innovation for Adobe. Consequently, we advance our vision of Adobe for All by building an inclusive environment that inspires a sense of belonging. Our annual Adobe for All event provides a unifying experience for employees to celebrate progress, be inspired by employee and guest speakers’ stories, and have a greater appreciation for how diversity, equity and inclusion positively impacts our people, purpose, and product efforts. We offer family-friendly benefits, support our employee resource groups to create community for employees from underrepresented groups and offer employees learning opportunities to strengthen their allyship.
•Ecosystem: Our employees, our customers and the communities we serve care deeply about diversity, equity, and inclusion. As result, we actively align our commitments to our products, partnerships and community engagement to amplify our reach and impact. We collaborate with industry peers to advance diversity across multiple dimensions, including through product equity and accessibility, as well as efforts to address harm and bias in our products. Through the Adobe Foundation, we continue to invest in our Equity and Advancement Initiative and in our partnerships with minority-serving institutions to support their students and faculties and the communities they serve.
Additional information on our diversity and inclusion programs can be found on our website at adobe.com/corporate-responsibility.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 13, 2025 are as follows:

Name	Age	Positions
Shantanu Narayen	61
Chair and Chief Executive Officer

Mr. Narayen currently serves as our Chief Executive Officer and Chair of the Board. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001, he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board. In January 2017, he was named our Chair of the Board. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, an M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

Name	Age	Positions
Daniel Durn	58
Chief Financial Officer and Executive Vice President, Finance, Technology, Security and Operations

Mr. Durn currently serves as our Chief Financial Officer and Executive Vice President, Finance, Technology, Security and Operations. Mr. Durn joined Adobe in October 2021 as our Executive Vice President and Chief Financial Officer. From August 2017 to October 2021, Mr. Durn served as a Senior Vice President and Chief Financial Officer of Applied Materials, Inc., a semiconductor equipment company. From December 2015 to August 2017, Mr. Durn served as Executive Vice President and Chief Financial Officer at NXP Semiconductors N.V., following its merger with Freescale Semiconductor Inc. ("Freescale"). From June 2014 to December 2015, Mr. Durn served as Senior Vice President of Finance and Chief Financial Officer at Freescale. Before Freescale, he served as Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a multinational semiconductor company, and he served as Managing Director and Head of Mergers and Acquisitions and Strategy at Mubadala Technology Fund, a private equity fund. Prior to that, Mr. Durn was a Vice President of Mergers and Acquisitions in the technology practice at Goldman Sachs & Company, a global investment banking firm. Mr. Durn currently serves on the board of directors of Marvell Technology, Inc., a semiconductor equipment company. Mr. Durn received his MBA in Finance from Columbia Business School and graduated from the U.S. Naval Academy with a B.S. in Control Systems Engineering. He served in the Navy for six years, reaching the rank of lieutenant.

Anil Chakravarthy	57
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

David Wadhwani	53
President, Digital Media

Mr. Wadhwani currently serves as President of Adobe’s Digital Media business. Mr. Wadhwani rejoined Adobe in June 2021 to lead Adobe’s global Digital Media business across Adobe Creative Cloud and Adobe Document Cloud as Chief Business Officer and Executive Vice President, Digital Media. Prior to joining Adobe, he was a Venture Partner at Greylock Partners, a venture capital firm, since October 2019. From September 2015 to October 2019, he was President and CEO of AppDynamics, a software company. Before that, Mr. Wadhwani previously worked at Adobe as Senior Vice President and General Manager of Adobe’s Digital Media business, having joined Adobe in 2005 through the Company’s acquisition of Macromedia, Inc., a software company, where he had been Vice President of Developer Products. Mr. Wadhwani holds a bachelor’s degree in computer science from Brown University and serves on the Brown computer science department advisory board. Mr. Wadhwani also advises early stage and growth companies and is on the board of directors of Gem Software, Inc. and on the board of trustees of StoryCorps and the Fine Arts Museums of San Francisco.

Name	Age	Positions
Lara Balazs	55
Chief Marketing Officer and Executive Vice President, Global Marketing

Ms. Balazs joined Adobe in December 2024 and currently serves as our Chief Marketing Officer and Executive Vice President, Global Marketing. From February 2021 to September 2024, Ms. Balazs served as Executive Vice President, General Manager, Strategic Partnership Group and Chief Marketing Officer of Intuit, Inc., a global financial technology platform (“Intuit”). From November 2018 to February 2021, Ms. Balazs served as Senior Vice President, Chief Marketing Officer of Intuit. From November 2017 to July 2018, Ms. Balazs served as Vice President, Worldwide Marketing, Prime, and North America, of Amazon.com, Inc., an online retailer and web service provider of consumer goods. From January 2006 to September 2017, Ms. Balazs held various leadership roles at Visa, Inc., a global payments technology company, including Senior Vice President, Head, North America Marketing; Head, Global Innovation Marketing; Head of Global Product Marketing Strategy and Planning; Head of Global and U.S. General Consumer Marketing; and Senior Director, U.S. Marketing. From 2001 to 2004, Ms. Balazs served in various marketing management roles at Nike, Inc., a global athletic footwear and apparel company, and Gap, Inc., a global apparel company. Ms. Balazs currently serves on the board of directors of Frontdoor, Inc., a home services company. Ms. Balazs holds a bachelor’s degree in Society & Justice from the University of Washington, and an M.B.A. from Northwestern University.

Scott Belsky	44
Chief Strategy Officer and Executive Vice President, Design & Emerging Products

Mr. Belsky currently serves our Chief Strategy Officer and EVP, Design & Emerging Products. From December 2017 to March 2023, he served as our Chief Product Officer and Executive Vice President, Creative Cloud. Prior to joining Adobe in December 2017, Mr. Belsky was a venture investor at Benchmark, a venture capital firm, from February 2016 to December 2017. Prior to Benchmark, Mr. Belsky led Adobe's mobile strategy for Creative Cloud from December 2012 to January 2016, having joined the Company through the acquisition of Behance, a social media platform for creative work. Mr. Belsky co-founded Behance in 2006 and served as its Chief Executive Officer for over 6 years. He was an early advisor and investor to Pinterest, Inc., a software company, Uber Technologies, Inc., a multinational ride-sharing company, and Warby Parker Inc., an online retailer, and other early-stage companies. Mr. Belsky currently serves on the board of directors of Atlassian Corporation, an enterprise software company, on the advisory board of Cornell University's Entrepreneurship Program and on the board of trustees of the Museum of Modern Art. Mr. Belsky holds a bachelor’s degree from Cornell University and an MBA from Harvard Business School.

Gloria Chen	60
Chief People Officer and Interim Executive Vice President, Legal and Government Relations

Ms. Chen joined Adobe in 1997 and currently serves as our Chief People Officer and Interim EVP, Legal and Government Relations. From January 2020 to September 2024, Ms. Chen served as our Chief People Officer and Executive Vice President, Employee Experience. In her more than 25 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth, in November 2019, she was elevated to Executive Vice President, Strategy and Growth and in January 2020, she was promoted to Chief People Officer and Executive Vice President, Employee Experience. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company, a global management consulting firm. Ms. Chen holds a BS in electrical engineering from the University of Washington, an M.S. in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Jillian Forusz	50
Senior Vice President, Chief Accounting Officer and Corporate Controller

Ms. Forusz currently serves as our Senior Vice President, Chief Accounting Officer and Corporate Controller. Ms. Forusz served as our Vice President, Corporate Controller from February 2022 to August 2024, Vice President, Accounting & Operations from November 2019 to February 2022 and Senior Director from November 2015 to November 2019. Between November 2007 and November 2015, Ms. Forusz held various finance leadership positions of increasing responsibility at Adobe. Prior to joining Adobe, Ms. Forusz worked in the Audit practice at Deloitte. Ms. Forusz holds a bachelor’s degree from Penn State University.

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
Risks Related to Our Ability to Grow Our Business
We may be unsuccessful at innovating in response to rapid technological or industry changes to meet customer needs, which could cause our operating results to suffer.
We operate in rapidly evolving industries and expect the pace of innovation to continue to accelerate. We must continually introduce new, and enhance existing, products, services and solutions to retain customers and attract new customers. Developing new products, services and solutions is complex, requires significant investment and operational costs and may not be profitable, and our investments in new technologies are speculative and may not yield the expected business or financial benefits. The commercial success of new or enhanced products, services and solutions depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other products, services and solutions. If we fail to anticipate or identify technological, creative or marketing trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. For example, generative artificial intelligence technologies enable users of all skill levels to create and provide new ways of marketing, creating content and interacting with documents, which could significantly disrupt industries in which we operate and our existing products, services and solutions and our business may be harmed if we fail to invest or adapt. While we have released new generative artificial intelligence products, such as Adobe Firefly, and are focused on enhancing the artificial intelligence (“AI”) capabilities of our products and incorporating AI across existing products, services and solutions, there can be no assurance that our new or enhanced products and AI innovations will be successful, adopted or monetizable or that we will innovate effectively to keep pace with the rapid evolution of AI across our offerings. If we do not successfully innovate, adapt to rapid technological or industry changes and meet customer needs, our business and our financial results may be harmed.
Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.
Social, ethical and operational issues relating to the use of AI, including generative AI, in our offerings may result in reputational harm, liability and additional costs. We are increasingly incorporating AI technologies, developed by us and by third parties, into many of our offerings. If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.
Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the EU AI Act was adopted in 2024 and will be implemented in phases through 2030, and other jurisdictions are considering similarly focused legislation. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. While we have taken a responsible approach to the development and use of AI, such as in our Adobe Firefly offerings, there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our AI offerings available without costly changes, delaying or halting development of AI offerings, requiring us to change our AI development practices, monetization strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and/or legal liability. To the extent we rely on third-party AI models in our products, services and solutions, we will face risks inherent in how those models have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.
Uncertainty around new and evolving AI uses may require significant, additional investment to develop models and proprietary datasets, responsible-use frameworks and new approaches and processes to attribute or compensate content creators. We have experienced, and may in the future experience, challenges accessing AI models, datasets or hardware. Developing, testing and deploying AI systems may also increase the cost of our offerings, including due to the nature of the computing costs involved in such systems. These costs could adversely impact our margins as we continue to make significant investments in AI development, add AI capabilities to our offerings and scale our AI offerings without assurance that our customers and users will adopt them. Further, as with any new offerings based on new technologies, consumer reception and monetization pathways are uncertain, our strategies may not be successful and our business and financial results could be adversely impacted. New AI offerings and technologies could modify workforce needs, result in negative publicity about AI and decrease demand for our existing products, services and solutions, all of which could adversely impact our business.
We participate in rapidly evolving and intensely competitive markets, and, if we do not compete effectively, our operating results could suffer.
The markets for our products, services and solutions are rapidly evolving and intensely competitive. We expect competition to continue to intensify. Our numerous competitors range in size from diversified global companies with significant sales and research and development resources, broad brand awareness, long operating histories or access to large customer bases to small companies whose specialized focuses may allow them to more easily and effectively deploy technical, marketing and financial resources. Our competitors may develop or acquire products, services or solutions that are similar to ours or that achieve greater or faster acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies. As a result, current and potential customers may select the products, services or solutions of our competitors. Further, our future success depends on our continued ability to effectively appeal to businesses and consumers. New industry standards, evolving distribution models, limited barriers to entry, short product life cycles, customer price sensitivity, global market conditions and the frequent entry of new products or competitors may increase downward pressure on pricing and gross margins and adversely affect our renewal, upsell and cross-sell rates as well as our ability to attract new customers. In addition, we expect to face more competition as AI continues to advance and be integrated into the markets in which we compete. Our competitors or other third parties may incorporate AI into their offerings more successfully and efficiently than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. Other companies have, or in the future may obtain, proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our AI offerings. Further, we expect AI offerings to be highly competitive and rapidly evolving. For example, we face increasing competition from companies offering generative AI capabilities, including text-to-image, text-to-video and multi-modal offerings that compete directly with our creative offerings. If we are not able to provide products, services and solutions that compete effectively, we could experience reduced sales and our business could be adversely affected. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of this report.
If our reputation or our brands are damaged, our business and financial results may be adversely affected.
We believe our reputation and brands have been, and we expect them to continue to be, important to our business and financial results. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We have experienced, and may in the future experience, reputational harm from, among other things, the introduction of new products, features, services, or terms that do not meet customer expectations; our position on or approach to new and evolving technologies, including AI; backlash from customers, the creative community, government entities or other stakeholders that disagree with our product offering decisions or public policy, ethical or political positions; significant litigation or regulatory actions that negatively reflect on our business practices; data security breaches or compliance failures; and public scrutiny or negative publicity, including being the target of media and social media campaigns, criticizing our actual or perceived actions or inactions, policies, terms, agreements, handling of user privacy, data practices or content. Further, our brands may be negatively affected by uses of our products, services or solutions, particularly our AI offerings, in ways that are out of our control, such as to create or disseminate content that is deemed to be misleading, deceptive or intended to manipulate public opinion, or for illicit, objectionable or illegal ends, or by our failure to respond appropriately and in a timely manner to such uses. Such uses may result in controversy or claims related to defamation, rights of publicity, illegal content, intellectual property infringement, harmful content, misinformation and disinformation, harmful bias, misappropriation, data privacy, derivative uses of third-party AI and personal injury torts. If we fail to appropriately respond to objectionable content created using our products, services or solutions or shared on our platforms, our users may lose confidence in our brands. Entry into markets with weaker protection of brands or changes in the legal systems in countries in which we operate may also impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our users’ trust in us and purchasing decisions and our business and financial results may be adversely affected.

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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions, and increased global scrutiny and evolving regulatory expectations relating to acquisitions and strategic investments. We may not be able to complete acquisitions or other strategic transactions to realize the anticipated benefits of such acquisitions or transactions on favorable terms, or at all, including as a result of challenges in obtaining regulatory approvals, and may incur additional costs. For example, we have experienced difficulties in obtaining regulatory approvals, resulting in the termination of a previously announced acquisition and the incurrence of additional costs. Any of these factors may adversely affect our financial condition or results of operations.

Risks Related to the Operation of Our Business
Service interruptions or failures of our or third-party information technology systems may impair the availability of our products, services and solutions, which may expose us to liability, damage our reputation and harm our future financial results.
Much of our business, including our online store at adobe.com and our cloud solutions, relies on hardware and services that are hosted, managed and controlled directly by us or third-party service providers to be available to our customers and users without disruption. We do not have redundancy for all our systems, many of our critical applications (“Apps”) reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If any critical third-party service provider of hosting or content delivery services is negatively affected or becomes unavailable to us for any reason, we may not be able to deliver the corresponding products, services or solutions to our customers and users. Failure of our systems or those of our third-party service providers could cause large, system-wide failures, disrupt our business operations and those of our customers, subject us to reputational harm, require costly and time-intensive notifications, and cause us to lose customers, users and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products, services and solutions to customers and result in increased costs and liabilities, which may harm our operating results, reputation and our business.
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
Security incidents, improper access to or disclosure of our customers’ data or other cybersecurity incidents may harm our reputation and materially and adversely affect our business.
Our products, services and solutions collect, store, manage and otherwise process third-party data, including our customers’ data and our own data. Such products, services and solutions as well as our technologies, systems and networks have been subject to, and may in the future be subject to, cyberattacks, computer viruses, ransomware or other malware, fraud, worms, social engineering, denial-of-service attacks, malicious software programs, insider threats and other cybersecurity incidents that have in the past, and may in the future, result in the unauthorized access, disclosure, acquisition, use, loss or destruction of sensitive personal or business data belonging to us, our employees and our customers.
Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations, including nation-states and state-sponsored organizations. Such risks may be elevated in connection with geopolitical tensions, including the Russia-Ukraine war and the conflict in the Middle East. Certain unauthorized parties have in the past managed, and may in the future manage, to overcome our security measures and those of our third-party service providers to access and misuse systems and software by exploiting defects in design or manufacture, including bugs, vulnerabilities and other problems that unexpectedly compromise the security or operation of a product or system. Further, unauthorized parties may also gain physical access to our facilities and infiltrate our information systems or attempt to gain logical access to our products, services or information systems to access content and data and may result in computer viruses, worms, ransomware or other malware. Malicious third parties have in the past, and may in the future, fraudulently induce our employees or users of our products, services or solutions to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing, social engineering or other tactics, and this risk is heightened in our current hybrid model working environment. Malicious actors may also engage in fraudulent or abusive activities through our products, services and solutions, including unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service. While we actively combat such fraudulent activities, we have experienced, and may in the future experience, impacts to our revenue from such activities.
Maintaining the security of our products, services and solutions is a critical issue for us and our customers. We devote significant resources to address security vulnerabilities through various methods, including, but not limited to, engineering more secure products, enhancing security and reliability features in our products and systems, regularly reviewing our service providers’ security controls, and continually assessing and improving, as appropriate, our incident response process. However, it is impossible to accurately predict the extent, frequency or impact cybersecurity issues may have on us, and our security measures do not provide full effective protection from all such events. The costs to prevent, eliminate, mitigate or remediate cybersecurity or other security problems and vulnerabilities are significant and may reduce our margins. Breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data have in the past, and could in the future, expose us, our employees, our customers or other individuals affected to a risk of loss or misuse of this information. Further, our efforts to address these problems, including notifying affected third parties when appropriate, have in the past been, and may in the future be, unsuccessful or delayed, which could result in business interruptions, cessation of service, loss of existing or potential customers and reputational harm. Actual or perceived security vulnerabilities or incidents have resulted in, and may result in additional, claims or litigation and liability or fines, costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business and damage our brand and reputation. Our customers may also adopt security measures to protect their computer systems and their instances of our software from attack and may suffer a cybersecurity breach on their own systems, unrelated to our systems. Even if such breach is unrelated to our security systems, solutions or programs, such breach could cause us reputational harm and require us to incur significant economic and operational consequences to adequately assess and respond to their breach, and to implement additional safeguards designed to protect against future breaches.
While we maintain insurance to cover operational risks, such as cybersecurity risk and technology outages, our insurance may not be sufficient to cover all liability described herein. These risks will likely increase as we expand our hosted offerings, integrate our products, services and solutions and store and process more data. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyberattacks, overly burdensome preventative security measures or failure to fully meet information security control certification requirements could materially and adversely affect our financial results, stock price and reputation.
If we are unable to develop, manage and maintain critical third-party relationships, such as our sales, partner and distribution channels, suppliers and service providers, our revenue and business may be adversely affected.
We rely on a number of third-party distributors and sales partners to distribute our products, services and solutions. The successful management of such third-party relationships is a complex, global process. If an agreement with one of our distributors or partners was terminated, any prolonged delay in securing a replacement distributor or partner could have a negative impact on our results of operations. We also face legal risk and potential reputational harm from the activities of these independent third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior.
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
We rely on third-party service providers and technologies to deliver our products, services and business operations and to operate critical business systems, such as cloud-based infrastructure, data center facilities, generative AI, encryption and authentication technology, company email and communications with customers. If such third parties are negatively affected, if we fail to effectively develop, manage and maintain our relationships with such third parties, or if we are unable to renew our agreements with them on favorable terms or at all, our expenses could significantly increase, and we and our customers may experience service interruptions. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. Further, interruptions in our services caused by us or our third-party service providers may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions or contracts, and adversely affect our attrition rates and our ability to attract new customers, all of which may adversely affect our financial results. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
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
As of November 29, 2024, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
Some of our enterprise offerings have extended and complex sales cycles, which may increase our costs and make our sales cycles unpredictable.
As we continue to target enterprise customers for certain of our offerings, including Adobe Experience Cloud in our Digital Experience business and our Enterprise Term License Agreements in our Digital Media business, we may face increased costs, longer sales cycles, greater competition and less predictability in completing our sales. For our enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services and solutions, particularly because the decision to use our products, services and solutions is often an enterprise-wide decision. We are increasingly offering end-to-end solutions that include cross-cloud and generative AI capabilities, which have in the past, and may in the future, increase the complexity of technical or contractual assurances or requirements that we or our customers require as part of the contracting process, leading to extended sales cycles. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have caused, and may continue to cause, additional spend scrutiny and delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required to complete a sale, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more services resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Since the sales cycles for our enterprise offerings are multi-phased and complex, it is often unpredictable when a given sales cycle will close. Our revenue from enterprise customers may be affected by longer-than-expected sales, contract negotiation and implementation cycles, extended collection cycles, potential deferral of revenue and alternative licensing arrangements. Additionally, our enterprise sales pattern has historically been, and is expected to remain, uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.
If we are unable to recruit and retain key personnel, our business may be harmed, and our hybrid work model may present challenges, which could adversely impact our business.
Much of our future success depends on the continued service, availability and performance of our senior management and highly skilled personnel across all levels of our organization. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. Our efforts to attract, develop, integrate and retain highly skilled employees may be compounded by intensified restrictions on immigration or the availability of work visas. The technology industry has been and may continue to be subject to substantial and continuous competition for talent, particularly with AI and cybersecurity backgrounds, and demand for cutting-edge or unique skill sets may continue to be highly competitive, both of which are heightened with hybrid or remote working arrangements. Our hybrid work environment may also present operational, security and workplace culture challenges, which could negatively affect our ability to execute against our business objectives and retain and recruit personnel. We have experienced, and may continue to experience, higher compensation costs to retain and recruit senior management or highly skilled personnel that may not be offset by innovation, improved productivity or increased sales. We continue to hire personnel in countries where exceptional technical knowledge and other expertise are offered at lower costs, which increases the efficiency of our global workforce structure and reduces our personnel-related expenditures. Nonetheless, as globalization continues, competition for talent in those countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses.
Risks Related to Laws and Regulations
We are, and may in the future become, subject to litigation, regulatory inquiries and other claims, which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are, and may in the future become, subject to various legal proceedings (including class action lawsuits), claims, negotiations and regulatory inquiries and additional claims, enforcement actions and inquiries may arise in the future, such as those relating to antitrust, data privacy and security, consumer protection, product liability and the validity or alleged infringement of third-party intellectual property rights, including patent rights, among others. Such activity has increased over time with evolving regulatory landscapes and as our products, services and solutions have become more available to, and used by, more enterprises and consumers. For example, there is an increase in enforcement activity in connection with federal and state consumer protection laws, including some suits which seek civil penalties. Any proceedings, actions, claims or inquiries initiated by or against us, whether successful or not, may be highly time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; result in negative publicity; require significant amounts of management time; result in the diversion of significant operational resources; or otherwise harm our business and financial results.
Disputes and litigation can be complex and are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. For example, third-party intellectual property disputes, including those initiated by patent assertion entities, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from offering certain products, services or solutions, subject us to injunctions restricting our sales, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we have incurred, and may in the future incur, significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
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

We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These local, state, federal and international laws and regulations relate to a number of aspects of our business, including trade laws such as import and export controls, anti-boycott, economic sanctions and embargoes, data and transaction processing security, payment card industry data security standards, consumer protection, records management, user-generated content hosted on websites we operate, privacy practices, data residency, AI regulations, corporate governance, antitrust and competition, employee and third-party complaints, anti-corruption, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and evolving, and may at times conflict. Further, we are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, which may conflict with local customs and practices in other foreign countries, particularly those with developing economies where it is common to engage in practices that would be prohibited under such laws. We cannot provide assurance that our employees, contractors, agents, business partners and vendors will not take actions in violation of our internal policies, U.S. laws or other applicable international laws. Compliance with the above laws and regulations may involve significant costs or require additional changes to our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
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
We are subject to global data protection, privacy and security laws, regulations and codes of conduct that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, including the transferring of personal information across international borders. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU - US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation and judicial decisions by the Court of Justice of the European Union. Several other countries, including but not limited to the United States, China, Australia, New Zealand, Brazil, Kingdom of Saudi Arabia, Hong Kong and Japan, have also established specific legal requirements for cross-border transfers of personal information and certain countries have also established specific legal requirements for data localization (such as where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions. Additionally, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways leading to shifting requirements, country-specific differences in application and uncertain enforcement priorities. Laws in Asia, such as the Personal Information Protection Law in China and developing laws in India, as well as state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create additional privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Further, the U.S. Securities and Exchange Commission’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure requires us to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations.
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
We provide products, services and solutions, directly and indirectly, to a variety of domestic and foreign government entities, which introduces certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes, fluctuations due to government spending cuts and shutdowns, highly competitive and lengthy bidding process that may be subject to political influence and adherence to complex procurement regulations and other government-specific contractual requirements. We incur significant up-front time and costs without any assurance that we will win a contract. Operating within a highly regulated industry, we have been and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in termination of contracts and various civil and criminal penalties and administrative sanctions, including payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results. We have made, and may continue to make, significant investments to support future sales opportunities in various government sectors, including to obtain various security authorizations and certifications. Such processes are complex, lengthy and can often be delayed. Furthermore, requirements may change, or we may be unable to achieve or sustain one or more government authorizations or certifications, which could affect our ability to sell to government entities until we meet any new or revised requirements.
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
As of November 29, 2024, we had $5.65 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
Laws, regulations and policies relating to environmental, social, and governance are expanding globally. We may be subject to additional climate-related regulations and reporting requirements in the future, as well as changing market dynamics and stakeholder expectations regarding climate change and our environmental impacts. Compliance with such regulations, investments in our environmental, social and governance commitments, may involve significant costs and negatively impact our business, financial condition and results of operations. Additionally, we may experience reputational harm from our actual or perceived failure to meet our environmental, social and governance commitments.

The occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, has had, and may in the future, have an adverse effect on our operating results. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our customers, employees, suppliers and other partners. A global pandemic may also intensify the other risks described in this Part I, Item 1A of this report.
Our stock price may be volatile and your investment could lose value.
Our stock price has been and may continue to be volatile and subject to fluctuations. All factors described in this Part I, Item 1A of this report, some of which are beyond our control, may affect our stock price, including:
•shortfalls in our results or shortfalls, changes to estimates, recommendations or expectations in guidance we provide or provided by financial analysts about our revenue, margins, earnings, annualized recurring revenue, growth rates or other key performance metrics;
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
•general economic, political or market conditions; and
•other events, such as significant litigation and regulatory actions and media and social media scrutiny.
In addition, the market for technology stocks or the stock market in general has experienced, and may in the future experience, extreme fluctuations, which has caused, and may in the future cause, our stock price to decline for reasons unrelated to our financial performance. Volatility in our stock price has increased, and may continue to increase, our susceptibility to securities class action litigation, which could result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
Adobe has certain security processes, infrastructure, systems, policies and practices for assessing, identifying and managing risks from cybersecurity threats. We maintain an information security risk management framework for managing cybersecurity risks, priorities and projects for our products, services, infrastructure and corporate resources. As part of our framework, a cybersecurity risk steering committee meets regularly to review newly identified risks and progress on remediating existing risks.
We conduct regular security reviews, simulations and testing, including internal and external penetration testing, vulnerability assessments and regular scans on our hosts and network devices. We review available threat intelligence, including information from industry groups and our security vendor. We consult with third parties, including cybersecurity consultants, as part of our cybersecurity threat and risk management strategy.
Depending on the environment, our risk mitigation strategies include a variety of technical, physical and operational measures designed to manage and mitigate material risks from cybersecurity threats to our systems and data. We require employees annually to complete a general security awareness training, and additional engineering and security specific training may also be required for certain positions. Further, we maintain a vendor security review program, which is designed to provide an assessment of the security practices of those third-party vendors that process Adobe non-public data or connect to our networks. We maintain an information security incident response plan designed to monitor, analyze, address, escalate and report cybersecurity incidents, and escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Security Officer (“CSO”), Chief Cybersecurity Legal and Privacy Officer (“CCPO”), Chief Financial Officer, Chief People Officer, President of Digital Media, President of Digital Experience, General Counsel and Chief Executive Officer.
For a description of the risks from cybersecurity threats that may materially affect us, see the risks described in the section titled “Risk Factors” contained in Part I, Item IA of this report, including under the headings “Security incidents, improper access to or disclosure of our customers’ data or other cybersecurity incidents may harm our reputation and materially and adversely affect our business.”
Governance
Our Board of Directors (the “Board”) addresses cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board (the “Audit Committee”) has oversight of enterprise risks, including risks related to cybersecurity. In this regard, the Audit Committee reviews and discusses with management the adequacy and effectiveness of our information security, technology and privacy policies and the internal controls regarding these areas. Our Audit Committee receives regular cybersecurity updates about general cybersecurity risks from our CSO and updates about the prevention, detection, mitigation and remediation of cybersecurity incidents from our CSO and CCPO. Cybersecurity updates presented to the Audit Committee are reported to the Board by the Audit Committee Chair. We also have a Cyber Disclosure Committee, comprised of cross-functional leaders including finance, risk, operations and investor relations and led by the CSO and CCPO, that meets to assess certain incidents and makes determinations regarding materiality. Additionally, our CSO and CCPO identify certain cybersecurity risks that are reviewed as part of the enterprise risk management framework and presented to the Board and the Audit Committee on an annual basis.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain management members, including our CSO and CCPO, whom each has extensive cybersecurity experience in their respective areas of responsibility and expertise. Our CSO, who reports to the Chief Financial Officer, has primary responsibility for hiring appropriate information security personnel and managing workloads of information security personnel, engaging and overseeing third-party cybersecurity consultants, approving budgets and cybersecurity processes, preparing for incident response, reviewing security assessments and other security-related reports, communicating key priorities to relevant personnel, including the security incident response team, assessing and managing Adobe’s overall cybersecurity strategy, standards, risk management (in consultation with the cybersecurity risk steering committee) and processes. Our CCPO, who reports to the General Counsel, has primary responsibility for the legal aspects of the cybersecurity program, including assessing and providing advice on our cybersecurity strategy, standards, risk management, policies, processes and legal obligations. Our CSO and CCPO are supported by a cybersecurity team comprised of cybersecurity, information security, information technology, operations and legal executives and professionals.

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
We operate under a hybrid work model and believe our existing facilities, both owned and leased, are in good operating condition and suitable for the conduct of our business.
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
Stockholders
According to the records of our transfer agent, there were 856 holders of record of our common stock on January 3, 2025. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 29, 2024. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
Beginning repurchase authority				$20,150
August 31—September 27, 2024
Accelerated share repurchases (2),(3)	4.6	$—	4.6	$(2,500)	(3)
September 28—October 25, 2024
Shares repurchased	—	$—	—	$—
October 26—November 29, 2024
Shares repurchased	—	$—	—	$—

Total	4.6		4.6	$17,650
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
(2)In June 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in September 2024, we received an incremental delivery of 1.0 million shares of our common stock. Under this ASR, we repurchased a total of 4.6 million shares at an average price of $546.30.
(3)In September 2024, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of 3.6 million shares of our common stock at contract inception, representing a portion of the prepayment. Subsequent to November 29, 2024, this ASR was settled which resulted in total repurchases of 5.0 million shares at an average price of $501.37.
ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2023 as compared to fiscal 2022 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 1, 2023, filed with the SEC on January 17, 2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
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
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax loss and credit carryforwards. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
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
RESULTS OF OPERATIONS
Overview of 2024
For our fiscal 2024, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by our innovative product roadmap. As we execute on our long-term growth initiatives, with focus on delivering product innovation and driving adoption and usage of our AI-powered solutions, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
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
We are also a market leader with our Document Cloud offerings built around our Adobe Acrobat family of products, with a set of integrated mobile apps and cloud-based document services which enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. Document Cloud, which enhances the way people manage critical documents at home, in the office and across devices, includes subscriptions to Adobe Acrobat Pro and Standard, Adobe Acrobat Sign and Adobe Scan. Certain Adobe Acrobat products are also offered as perpetual licenses which are immaterial to our business. In April 2024, we introduced Acrobat AI Assistant, a generative AI-powered product designed to deliver insights and enhance productivity through interactive document experiences, which is available as an add-on subscription to our Adobe Acrobat Pro and Standard and Adobe Acrobat Reader products.
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
Creative ARR exiting fiscal 2024 was $13.85 billion, up from $12.49 billion at the end of fiscal 2023. Document Cloud ARR exiting fiscal 2024 was $3.48 billion, up from $2.84 billion at the end of fiscal 2023. Total Digital Media ARR grew to $17.33 billion at the end of fiscal 2024, up from $15.33 billion at the end of fiscal 2023. Revaluing our ending ARR for fiscal 2024 using currency rates determined at the beginning of fiscal 2025, our Digital Media ARR at the end of fiscal 2024 would be $17.22 billion or approximately $117 million lower than the ARR reported above.
Our success in driving growth in ARR has positively affected our revenue growth. Creative revenue in fiscal 2024 was $12.68 billion, up from $11.52 billion in fiscal 2023, representing 10% year-over-year growth. Document Cloud revenue in fiscal 2024 was $3.18 billion, up from $2.70 billion in fiscal 2023, representing 18% year-over-year growth. Total Digital Media segment revenue grew to $15.86 billion in fiscal 2024, up from $14.22 billion in fiscal 2023, representing 12% year-over-year growth.
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
Adobe Experience Cloud delivers solutions for our customers across the following strategic growth pillars:
•Data insights and audiences. Our products deliver actionable data to our customers in real time to enable highly tailored and adaptive experiences across platforms through Adobe Analytics, Adobe Customer Journey Analytics, Adobe Product Analytics, Adobe Mix Modeler, and Adobe Real-time Customer Data Platform.
•Content, commerce and workflows. Our products help our customers manage, deliver, personalize, and optimize content delivery through Adobe Experience Manager; build multi-channel commerce experiences for B2B and B2C customers with Adobe Commerce; strategically plan, manage, collaborate and execute on workflows for marketing campaigns and other projects at speed and scale with our enterprise work management App, Adobe Workfront; and leverage self-serve capabilities to deliver on-brand content powered by generative AI in Adobe GenStudio for Performance Marketing.
•Customer journeys. Our products help businesses manage, test, target and personalize customer journeys delivered as campaigns across B2B and B2C use cases, including through Adobe Marketo Engage, Adobe Campaign, Adobe Target and Adobe Journey Optimizer.
In addition to chief marketing officers, chief revenue officers and digital marketers, users of our Digital Experience solutions include advertisers, campaign managers, publishers, data analysts, content managers, social marketers, marketing executives and information management and technology executives. These customers often are involved in workflows that integrate other Adobe products, such as our Digital Media offerings. By combining the creativity of our Digital Media business with the science of our Digital Experience business, such as with our Adobe GenStudio solution, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
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
Digital Experience revenue was $5.37 billion in fiscal 2024, up from $4.89 billion in fiscal 2023, representing 10% year-over-year growth. Subscription revenue grew to $4.86 billion in fiscal 2024, up from $4.33 billion in fiscal 2023, representing 12% year-over-year growth.
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
Financial Performance Summary for Fiscal 2024
•Total Digital Media ARR of approximately $17.33 billion as of November 29, 2024 increased by $2.00 billion, or 13%, from $15.33 billion as of December 1, 2023.
•Creative revenue of $12.68 billion during fiscal 2024 increased by $1.17 billion, or 10%, from $11.52 billion in fiscal 2023. Document Cloud revenue of $3.18 billion during fiscal 2024 increased by $483 million, or 18%, from $2.70 billion in fiscal 2023.
•Digital Experience revenue of $5.37 billion during fiscal 2024 increased by $473 million, or 10%, from $4.89 billion in fiscal 2023.
•Cost of revenue of $2.36 billion during fiscal 2024 remained relatively flat compared to fiscal 2023.
•Operating expenses of $12.41 billion during fiscal 2024 increased by $2.00 billion, or 19%, from $10.41 billion in fiscal 2023 primarily due to the $1 billion Figma termination fee incurred in fiscal 2024.
•Net income of $5.56 billion during fiscal 2024 increased by $132 million, or 2%, from $5.43 billion in fiscal 2023.
•Cash flows from operations of $8.06 billion during fiscal 2024 increased by $754 million, or 10%, from $7.30 billion in fiscal 2023.
•Remaining performance obligations of $19.96 billion as of November 29, 2024 increased by $2.75 billion, or 16%, from $17.22 billion as of December 1, 2023.

Revenue

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Subscription	$20,521	$18,284	$16,388	12%
Percentage of total revenue	95%	94%	93%
Product	386	460	532	(16)%
Percentage of total revenue	2%	2%	3%
Services and other	598	665	686	(10)%
Percentage of total revenue	3%	4%	4%
Total revenue	$21,505	$19,409	$17,606	11%
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
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Subscription revenue by reportable segment for fiscal 2024, 2023 and 2022 is as follows:

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Digital Media	$15,547	$13,838	$12,385	12%
Digital Experience	4,864	4,331	3,880	12%
Publishing and Advertising	110	115	123	(4)%
Total subscription revenue	$20,521	$18,284	$16,388	12%
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
Segments
In fiscal 2024, we categorized our products into the following reportable segments:
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
Segment Information

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Digital Media	$15,864	$14,216	$12,842	12%
Percentage of total revenue	74%	73%	73%
Digital Experience	5,366	4,893	4,422	10%
Percentage of total revenue	25%	25%	25%
Publishing and Advertising	275	300	342	(8)%
Percentage of total revenue	1%	2%	2%
Total revenue	$21,505	$19,409	$17,606	11%
Digital Media
Revenue by major offerings in our Digital Media reportable segment for fiscal 2024, 2023 and 2022 were as follows:

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Creative Cloud	$12,682	$11,517	$10,459	10%
Document Cloud	3,182	2,699	2,383	18%
Total Digital Media revenue	$15,864	$14,216	$12,842	12%
Revenue from Digital Media increased $1.65 billion during fiscal 2024 as compared to fiscal 2023, driven by increases in revenue associated with our Creative and Document Cloud subscription offerings due to continued demand amid an increasingly digital environment, strong engagement across customer segments and migrating our customers to higher valued subscription offerings with increased revenue per subscription.
Digital Experience
Revenue from Digital Experience increased $473 million during fiscal 2024 as compared to fiscal 2023 driven by subscription revenue growth across our offerings.
Geographical Information

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Americas	$12,891	$11,654	$10,251	11%
Percentage of total revenue	60%	60%	58%
EMEA	5,554	4,881	4,593	14%
Percentage of total revenue	26%	25%	26%
APAC	3,060	2,874	2,762	6%
Percentage of total revenue	14%	15%	16%
Total revenue	$21,505	$19,409	$17,606	11%
Overall revenue during fiscal 2024 increased in all geographic regions as compared to fiscal 2023. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.

Included in the overall change in revenue for fiscal 2024 as compared to fiscal 2023 were impacts associated with foreign currency and our foreign currency hedging program. During fiscal 2024, the U.S. Dollar primarily strengthened against APAC foreign currencies and weakened against EMEA foreign currencies as compared to fiscal 2023, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $45 million. During fiscal 2024, we had net hedging losses from our cash flow hedging program of $20 million.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Cost of Revenue

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Subscription	$1,799	$1,822	$1,646	(1)%
Percentage of total revenue	8%	9%	9%
Product	25	29	35	(14)%
Percentage of total revenue	*	*	*
Services and other	534	503	484	6%
Percentage of total revenue	2%	3%	3%
Total cost of revenue	$2,358	$2,354	$2,165	*
_________________________________________
(*)    Percentage is less than 1%.
Subscription
Cost of subscription revenue consists of third-party hosting services and data center costs, including expenses related to operating our network infrastructure and AI inferencing costs. Cost of subscription revenue also includes compensation costs associated with network operations, implementation, account management and technical support personnel, royalty fees, software costs and amortization of certain intangible assets.
Cost of subscription revenue decreased due to the following:

Components of % Change 2024-2023
Loss contingency	(5)%
Amortization of intangibles	(2)
Hosting services and data center costs	4
Various individually insignificant items	2
Total change	(1)%
Cost of subscription revenue during fiscal 2024 included the reversal of a loss contingency incurred in fiscal 2023 associated with an IP litigation matter.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue increased during fiscal 2024 as compared to fiscal 2023 primarily due to increases in compensation costs and professional fees.

Operating Expenses

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Research and development	$3,944	$3,473	$2,987	14%
Percentage of total revenue	18%	18%	17%
Sales and marketing	5,764	5,351	4,968	8%
Percentage of total revenue	27%	28%	28%
General and administrative	1,529	1,413	1,219	8%
Percentage of total revenue	7%	7%	7%
Acquisition termination fee	1,000	—	—	**
Percentage of total revenue	5%	*	*
Amortization of intangibles	169	168	169	1%
Percentage of total revenue	1%	1%	1%
Total operating expenses	$12,406	$10,405	$9,343	19%
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs including AI training costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased due to the following:

Components of % Change 2024-2023
Compensation costs	7%
Hosting services and data center costs	5
Various individually insignificant items	2
Total change	14%
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
Sales and marketing expenses increased due to the following:

Components of % Change 2024-2023
Compensation costs	4%
Marketing spend related to campaigns, events and overall marketing efforts	2
Various individually insignificant items	2
Total change	8%

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
General and administrative expenses increased due to the following:

Components of % Change 2024-2023
Lease-related asset impairments and other charges	7%
Compensation costs	4
Professional and consulting fees	(5)
Various individually insignificant items	2
Total change	8%
General and administrative expenses during fiscal 2024 included costs associated with the optimization of our leased facilities, primarily consisting of impairment charges for certain operating lease right-of-use assets and leasehold improvements.
Acquisition Termination Fee
During fiscal 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.
Non-Operating Income (Expense), Net

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Interest expense	$(169)	$(113)	$(112)	50%
Percentage of total revenue	(1)%	(1)%	(1)%
Investment gains (losses), net	48	16	(19)	**
Percentage of total revenue	*	*	*
Other income (expense), net	311	246	41	**
Percentage of total revenue	1%	1%	*
Total non-operating income (expense), net	$190	$149	$(90)	**
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears.
Interest expense increased during fiscal 2024 as compared to fiscal 2023 due to the senior notes issued in April 2024. See Note 17 for further details regarding our debt.
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
Other income (expense), net increased during fiscal 2024 as compared to fiscal 2023 primarily due to increases in interest income driven by higher average cash equivalent balances and interest rates.
Provision for Income Taxes

(dollars in millions)	2024	2023	2022	% Change 2024-2023
Provision for income taxes	$1,371	$1,371	$1,252	*
Percentage of total revenue	6%	7%	7%
Effective tax rate	20%	20%	21%
_________________________________________
(*)    Percentage is less than 1%.

Our effective tax rate for fiscal 2024 remained relatively flat compared to fiscal 2023, as the impact of the Figma acquisition termination fee, which was not deductible for financial statement purposes, was largely offset by increases in the net tax benefits from effects of non-U.S. operations and stock-based compensation in fiscal 2024.
Our effective tax rate for fiscal 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by the impacts of the Figma acquisition termination fee and state taxes.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $725 million as of November 29, 2024, primarily related to certain state credits and federal capital loss carryforwards.
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
Several countries have enacted, or have committed to enact, the Organization for Economic Cooperation and Development’s 15% global minimum tax regime effective for our fiscal 2025. The currently enacted legislation is not expected to have a material impact on our provision for income taxes, however we continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our provision for income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $683 million and $501 million at the end of fiscal 2024 and 2023, respectively. If the total unrecognized tax benefits as of November 29, 2024 and December 1, 2023 were recognized, $519 million and $356 million would decrease the respective effective tax rates.
As of November 29, 2024 and December 1, 2023, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.

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
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 29, 2024	December 1, 2023
Cash and cash equivalents	$7,613	$7,141
Short-term investments	$273	$701
Working capital	$711	$2,833
Stockholders’ equity	$14,105	$16,518
A summary of our cash flows for fiscal 2024, 2023 and 2022 is as follows:

(in millions)	2024	2023	2022
Net cash provided by operating activities	$8,056	$7,302	$7,838
Net cash provided by (used for) investing activities	149	776	(570)
Net cash used for financing activities	(7,724)	(5,182)	(6,825)
Effect of foreign currency exchange rates on cash and cash equivalents	(9)	9	(51)
Net change in cash and cash equivalents	$472	$2,905	$392

Cash Flows from Operating Activities
For fiscal 2024, net cash provided by operating activities of $8.06 billion was primarily comprised of net income adjusted for the net effect of non-cash items. Payment of the $1 billion Figma termination fee during fiscal 2024 had an adverse impact on net income and cash flows from operations.
Cash Flows from Investing Activities
For fiscal 2024, net cash provided by investing activities of $149 million was primarily due to maturities of short-term investments, partially offset by ongoing capital expenditures and purchases of long-term and short-term investments.
Cash Flows from Financing Activities
For fiscal 2024, net cash used for financing activities of $7.72 billion was primarily due to payments for our common stock repurchases, partially offset by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2025 due to changes in our planned cash outlay.
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
Our cash equivalent and short-term investment portfolio as of November 29, 2024 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.
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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of November 29, 2024, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of November 29, 2024, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In April 2024, we issued $500 million of senior notes due April 4, 2027, $750 million of senior notes due April 4, 2029 and $750 million of senior notes due April 4, 2034. In total, we have $5.65 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of November 29, 2024, the carrying value of our senior notes was $5.63 billion and our maximum commitment for interest payments was $806 million for the remaining duration of our outstanding senior notes. Interest is payable semi-annually, in arrears. Our senior notes do not contain any financial covenants. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt.

During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our Consolidated Balance Sheets. As of November 29, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs. Though we intend to refinance the current portion of our debt on or before the due date, the timing of the refinancing may be impacted by market conditions.
Contractual Obligations
Our principal commitments consist of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business. As of November 29, 2024, the value of our non-cancellable unconditional purchase obligations was $5.79 billion, primarily relating to contracts with vendors for third-party hosting and data center services. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2034. As of November 29, 2024, the value of our obligations under operating leases was $463 million. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during fiscal 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During fiscal 2024, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $9.5 billion. Subsequent to November 29, 2024, as part of the March 2024 stock repurchase authority, we entered into stock repurchase arrangements with a large financial institution which totaled $3.25 billion, including a $2.75 billion ASR and a trading plan under which we may execute up to $500 million in open market repurchases.
See section titled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for stock repurchases during the quarter ended November 29, 2024 and Note 14 of our Notes to Consolidated Financial Statements for further details regarding our stock repurchase program.
Indemnifications
In the ordinary course of business, we provide indemnifications of varying scope to our customers and channel partners against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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
Foreign Currency Risk
Foreign Currency Exposures and Hedging Instruments
In countries outside the United States, we transact business in U.S. Dollars and various other currencies, which subject us to exposure from movements in exchange rates. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
Our significant foreign currency revenue exposures for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Euro	€3,149	€2,842	€2,487
Japanese Yen	¥144,800	¥129,127	¥118,456
British Pounds	£887	£818	£737
Australian Dollars	$1,064	$973	$876
As of November 29, 2024, the total notional amounts of all outstanding foreign exchange contracts were $5.89 billion, which included the notional equivalent of $2.73 billion in Euros, $791 million in Japanese Yen, $714 million in British Pounds, $609 million in Indian Rupees, $585 million in Australian Dollars, $386 million in Canadian dollars and $76 million in other foreign currencies. As of November 29, 2024, all contracts were set to expire at various dates through September 2026. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 29, 2024. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $434 million. A 10% decrease in the value of the U.S. Dollar would lead to a decrease in the fair value of these financial instruments by $434 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 29, 2024 and December 1, 2023, this long-term investment exposure totaled an absolute notional equivalent of $1.19 billion and $1.03 billion, respectively. At this time, we do not hedge these long-term investment exposures.
We do not use foreign exchange contracts for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Cash Flow Hedges of Forecasted Foreign Currency Revenue and Expenses
We may use foreign exchange purchased forward contracts or option contracts to hedge foreign currency revenue denominated in Euros, Japanese Yen, British Pounds, Australian Dollars and Canadian Dollars, or foreign currency expenses in Indian Rupees. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. We enter into these foreign exchange contracts to hedge forecasted revenue and expenses in the normal course of business and accordingly, they are not speculative in nature.
We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue or operating expenses, as applicable. For the fiscal year ended November 29, 2024, there were no net gains or losses recognized in revenue or operating expenses relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At November 29, 2024, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 6 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 29, 2024, we had debt securities classified as short-term investments of $273 million. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our short-term investment portfolio as of November 29, 2024, based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve. A 150 basis point increase in interest rates would lead to a $1 million decrease in the market value of our short-term investments. Conversely, a 150 basis point decrease in interest rates would lead to a $1 million increase in the market value of our short-term investments.
Senior Notes
As of November 29, 2024, we had $5.65 billion of senior notes outstanding which bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with changes in interest rates. As of November 29, 2024, the total carrying amount of our senior notes was $5.63 billion and the related fair value based on observable market prices in less active markets was $5.51 billion.
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

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	November 29, 2024	December 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,613	$7,141
Short-term investments	273	701
Trade receivables, net of allowances for doubtful accounts of $14 and of $16, respectively	2,072	2,224
Prepaid expenses and other current assets	1,274	1,018
Total current assets	11,232	11,084
Property and equipment, net	1,936	2,030
Operating lease right-of-use assets, net	281	358
Goodwill	12,788	12,805
Other intangibles, net	782	1,088
Deferred income taxes	1,657	1,191
Other assets	1,554	1,223
Total assets	$30,230	$29,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$361	$314
Accrued expenses	2,336	1,942
Debt	1,499	—
Deferred revenue	6,131	5,837
Income taxes payable	119	85
Operating lease liabilities	75	73
Total current liabilities	10,521	8,251
Long-term liabilities:
Debt	4,129	3,634
Deferred revenue	128	113
Income taxes payable	548	514
Operating lease liabilities	353	373
Other liabilities	446	376
Total liabilities	16,125	13,261

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 441 and 455 shares outstanding, respectively	—	—
Additional paid-in capital	13,419	11,586
Retained earnings	38,470	33,346
Accumulated other comprehensive income (loss)	(201)	(285)
Treasury stock, at cost (160 and 146 shares, respectively)	(37,583)	(28,129)
Total stockholders’ equity	14,105	16,518
Total liabilities and stockholders’ equity	$30,230	$29,779
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	November 29, 2024	December 1, 2023	December 2, 2022
Revenue:
Subscription	$20,521	$18,284	$16,388
Product	386	460	532
Services and other	598	665	686
Total revenue	21,505	19,409	17,606
Cost of revenue:
Subscription	1,799	1,822	1,646
Product	25	29	35
Services and other	534	503	484
Total cost of revenue	2,358	2,354	2,165
Gross profit	19,147	17,055	15,441
Operating expenses:
Research and development	3,944	3,473	2,987
Sales and marketing	5,764	5,351	4,968
General and administrative	1,529	1,413	1,219
Acquisition termination fee	1,000	—	—
Amortization of intangibles	169	168	169
Total operating expenses	12,406	10,405	9,343
Operating income	6,741	6,650	6,098
Non-operating income (expense):
Interest expense	(169)	(113)	(112)
Investment gains (losses), net	48	16	(19)
Other income (expense), net	311	246	41
Total non-operating income (expense), net	190	149	(90)
Income before income taxes	6,931	6,799	6,008
Provision for income taxes	1,371	1,371	1,252
Net income	$5,560	$5,428	$4,756
Basic net income per share	$12.43	$11.87	$10.13
Shares used to compute basic net income per share	447	457	470
Diluted net income per share	$12.36	$11.82	$10.10
Shares used to compute diluted net income per share	450	459	471
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	November 29, 2024	December 1, 2023	December 2, 2022

	Increase/(Decrease)
Net income	$5,560	$5,428	$4,756
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	11	24	(39)
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	5	—
Net increase (decrease) from available-for-sale securities	11	29	(39)
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	89	(12)	139
Reclassification adjustment for realized gains / losses on derivative instruments	17	(31)	(151)
Net increase (decrease) from derivatives designated as hedging instruments	106	(43)	(12)
Foreign currency translation adjustments	(33)	22	(105)
Other comprehensive income (loss), net of taxes	84	8	(156)
Total comprehensive income, net of taxes	$5,644	$5,436	$4,600
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2021	601	$—	$8,428	$23,905	$(137)	(126)	$(17,399)	$14,797
Net income	—	—	—	4,756	—	—	—	4,756
Other comprehensive income (loss), net of taxes	—	—	—	—	(156)	—	—	(156)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(342)	—	3	102	(240)
Repurchases of common stock	—	—	—	—	—	(16)	(6,550)	(6,550)
Stock-based compensation	—	—	1,440	—	—	—	—	1,440
Value of shares in deferred compensation plan	—	—	—	—	—	—	4	4
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	5,428	—	—	—	5,428
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	—	(401)	—	5	126	(275)
Repurchases of common stock	—	—	—	—	—	(12)	(4,414)	(4,414)
Stock-based compensation	—	—	1,718	—	—	—	—	1,718
Value of shares in deferred compensation plan	—	—	—	—	—	—	2	2
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	5,560	—	—	—	5,560
Other comprehensive income (loss), net of taxes	—	—	—	—	84	—	—	84
Re-issuance of treasury stock under stock compensation plans	—	—	—	(436)	—	4	120	(316)
Repurchases of common stock	—	—	—	—	—	(18)	(9,574)	(9,574)
Stock-based compensation	—	—	1,833	—	—	—	—	1,833
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	November 29, 2024	December 1, 2023	December 2, 2022
Cash flows from operating activities:
Net income	$5,560	$5,428	$4,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	857	872	856
Stock-based compensation	1,833	1,718	1,440
Reduction of operating lease right-of-use assets	77	72	83
Lease-related asset impairments	78	—	—
Deferred income taxes	(468)	(426)	328
Unrealized losses (gains) on investments, net	(35)	(10)	29
Other non-cash items	10	3	10
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	143	(159)	(198)
Prepaid expenses and other assets	(616)	(818)	(94)
Trade payables	44	(49)	66
Accrued expenses and other liabilities	196	146	7
Income taxes payable	68	(11)	19
Deferred revenue	309	536	536
Net cash provided by operating activities	8,056	7,302	7,838
Cash flows from investing activities:
Purchases of short-term investments	(59)	—	(909)
Maturities of short-term investments	486	965	683
Proceeds from sales of short-term investments	11	223	270
Acquisitions, net of cash acquired	—	—	(126)
Purchases of property and equipment	(183)	(360)	(442)
Purchases of long-term investments, intangibles and other assets	(108)	(53)	(46)
Proceeds from sales of long-term investments and other assets	2	1	—
Net cash provided by (used for) investing activities	149	776	(570)
Cash flows from financing activities:
Repurchases of common stock	(9,500)	(4,400)	(6,550)
Proceeds from re-issuance of treasury stock	361	314	278
Taxes paid related to net share settlement of equity awards	(677)	(589)	(518)
Proceeds from issuance of debt	1,997	—	—
Repayment of debt	—	(500)	—
Other financing activities, net	95	(7)	(35)
Net cash used for financing activities	(7,724)	(5,182)	(6,825)
Effect of foreign currency exchange rates on cash and cash equivalents	(9)	9	(51)
Net change in cash and cash equivalents	472	2,905	392
Cash and cash equivalents at beginning of year	7,141	4,236	3,844
Cash and cash equivalents at end of year	$7,613	$7,141	$4,236
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,727	$1,854	$778
Cash paid for interest	$143	$106	$103
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
Basis of Presentation
The accompanying Consolidated Financial Statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Use of Estimates
In preparing the Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Estimates are used for, but not limited to, sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, litigation and income taxes. Actual results may differ materially from these estimates.
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal years 2024, 2023 and 2022 were 52-week years.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Our lease terms include optional periods to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. We generally account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component for our facilities and data center leases.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our property and equipment, leases and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax loss and credit carryforwards. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
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
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheets.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2024, 2023 and 2022 were $1.04 billion, $970 million and $1.04 billion, respectively.

ADOBE INC.

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
Derivative Financial Instruments
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses primarily in Euros, Japanese Yen, British Pounds, Indian Rupees, Australian Dollars and Canadian Dollars. Additionally, we hedge our net recognized foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
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
Gains and losses related to changes in the fair value of foreign exchange forward contracts which hedge certain balance sheet positions are recorded each period as a component of other income (expense), net in our Consolidated Statements of Income. Foreign exchange forward contracts and option contracts hedging forecasted foreign currency revenue and expenses and Treasury lock agreements are designated as cash flow hedges with gains and losses recorded net of tax as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency revenue, foreign currency expense or Treasury lock cash flow hedge to revenue, operating expense or interest expense, as applicable.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for our annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2024 that are of significance or potential significance to us.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment revenue and results for fiscal 2024, 2023 and 2022 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Fiscal 2024
Revenue	$15,864	$5,366	$275	$21,505
Cost of revenue	680	1,589	89	2,358
Gross profit	$15,184	$3,777	$186	$19,147
Gross profit as a percentage of revenue	96%	70%	68%	89%
Fiscal 2023
Revenue	$14,216	$4,893	$300	$19,409
Cost of revenue	665	1,603	86	2,354
Gross profit	$13,551	$3,290	$214	$17,055
Gross profit as a percentage of revenue	95%	67%	71%	88%
Fiscal 2022
Revenue	$12,842	$4,422	$342	$17,606
Cost of revenue	561	1,502	102	2,165
Gross profit	$12,281	$2,920	$240	$15,441
Gross profit as a percentage of revenue	96%	66%	70%	88%
We generally categorize revenue by geographic area based on where the customer manages their utilization of our offerings. Revenue by geographic area for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Americas:
United States	$11,499	$10,460	$9,217
Other	1,392	1,194	1,034
Total Americas	12,891	11,654	10,251
EMEA	5,554	4,881	4,593
APAC	3,060	2,874	2,762
Revenue	$21,505	$19,409	$17,606
Revenue by major offerings in our Digital Media reportable segment for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Creative Cloud	$12,682	$11,517	$10,459
Document Cloud	3,182	2,699	2,383
Total Digital Media revenue	$15,864	$14,216	$12,842
Subscription revenue by segment for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Digital Media	$15,547	$13,838	$12,385
Digital Experience	4,864	4,331	3,880
Publishing and Advertising	110	115	123
Total subscription revenue	$20,521	$18,284	$16,388

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of November 29, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $66 million. As of December 1, 2023, the balance of trade receivables, net of allowances for doubtful accounts, was $2.22 billion, inclusive of unbilled receivables of $80 million.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $14 million and $16 million as of November 29, 2024 and December 1, 2023, respectively.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material in fiscal 2024 and 2023. Contract assets were $248 million and $141 million as of November 29, 2024 and December 1, 2023, respectively.
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
As of November 29, 2024, the balance of deferred revenue was $6.26 billion, which includes $83 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 1, 2023, the balance of deferred revenue was $5.95 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. During the year ended November 29, 2024, approximately $5.87 billion of revenue was recognized that was included in the balance of deferred revenue as of December 1, 2023.
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
Remaining performance obligations were approximately $19.96 billion as of November 29, 2024. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 4% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2024, 2023 and 2022, we amortized $272 million, $254 million and $238 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses for all periods presented.
Capitalized contract acquisition costs were $717 million and $656 million as of November 29, 2024 and December 1, 2023, of which $464 million and $422 million was long-term and included in other assets in the Consolidated Balance Sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses on the Consolidated Balance Sheets. Refund liabilities were $141 million and $111 million as of November 29, 2024 and December 1, 2023, respectively.
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
On December 17, 2023, we entered into a mutual termination agreement with Figma to terminate the proposed merger. In accordance with the terms of the termination agreement, we paid Figma a termination fee of $1 billion. The termination fee was recorded in operating expenses in our Consolidated Statements of Income during fiscal 2024, and was not tax-deductible for financial statement purposes.
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
Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$787	$—	$—	$787
Cash equivalents:
Corporate debt securities	41	—	—	41
Money market funds	6,726	—	—	6,726
Time deposits	57	—	—	57
U.S. Treasury securities	2	—	—	2
Total cash equivalents	6,826	—	—	6,826
Total cash and cash equivalents	7,613	—	—	7,613
Short-term fixed income securities:
Asset-backed securities	4	—	—	4
Corporate debt securities	120	—	—	120
U.S. agency securities	11	—	—	11
U.S. Treasury securities	139	—	(1)	138
Total short-term investments	274	—	(1)	273
Total cash, cash equivalents and short-term investments	$7,887	$—	$(1)	$7,886

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$618	$—	$—	$618
Cash equivalents:
Money market funds	6,498	—	—	6,498
Time deposits	25	—	—	25
Total cash equivalents	6,523	—	—	6,523
Total cash and cash equivalents	7,141	—	—	7,141
Short-term fixed income securities:
Asset-backed securities	15	—	—	15
Corporate debt securities	438	—	(4)	434
U.S. agency securities	13	—	(1)	12
U.S. Treasury securities	247	—	(7)	240
Total short-term investments	713	—	(12)	701
Total cash, cash equivalents and short-term investments	$7,854	$—	$(12)	$7,842
See Note 5 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of November 29, 2024:

(in millions)	Estimated Fair Value
Due within one year	$269
Due between one and two years	4
Total	$273
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2024 and 2023, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at November 29, 2024 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$41	$—	$41	$—
Money market funds	6,726	6,726	—	—
Time deposits	57	57	—	—
U.S. Treasury securities	2	—	2	—
Short-term investments:
Asset-backed securities	4	—	4	—
Corporate debt securities	120	—	120	—
U.S. agency securities	11	—	11	—
U.S. Treasury securities	138	—	138	—
Prepaid expenses and other current assets:
Foreign currency derivatives	105	—	105	—
Other assets:
Deferred compensation plan assets	283	283	—	—
Foreign currency derivatives	24	—	24	—
Total assets	$7,511	$7,066	$445	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$9	$—	$9	$—
Other liabilities:
Foreign currency derivatives	2	—	2	—
Total liabilities	$11	$—	$11	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at December 1, 2023 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$6,498	$6,498	$—	$—
Time deposits	25	25	—	—
Short-term investments:
Asset-backed securities	15	—	15	—
Corporate debt securities	434	—	434	—
U.S. agency securities	12	—	12	—
U.S. Treasury securities	240	—	240	—
Prepaid expenses and other current assets:
Foreign currency derivatives	52	—	52	—
Other assets:
Deferred compensation plan assets	206	206	—	—
Total assets	$7,482	$6,729	$753	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$4	$—	$4	$—
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $5.51 billion as of November 29, 2024, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.

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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of November 29, 2024 and December 1, 2023, total notional amounts of outstanding cash flow hedges were $5.51 billion and $2.83 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Indian Rupees, Australian Dollars and Canadian Dollars.
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
As of November 29, 2024, we had net derivative gains on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $64 million of net gains are expected to be recognized into revenue within the next 12 months and $1 million of net losses are expected to be recognized into operating expenses within the next 12 months. We also had net derivative losses on our Treasury lock agreements, of which $3 million is expected to be recognized into interest expense within the next 12 months.
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
For fiscal 2024, 2023 and 2022, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 29, 2024, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $381 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros. As of December 1, 2023, total notional amounts of outstanding contracts were $998 million, primarily hedging exposures denominated in Euros, Indian Rupees, British Pounds and Australian Dollars. At November 29, 2024 and December 1, 2023, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses for the current portion and other liabilities for the long-term portion on our Consolidated Balance Sheets. The fair value of derivative instruments as of November 29, 2024 and December 1, 2023 were as follows:

(in millions)	2024		2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$128	$10	$43	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	1	9	4
Total derivatives	$129	$11	$52	$4
Gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$89	$(12)	$139
The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	Financial Statement Classification	2024	2023	2022
Derivatives in cash flow hedging relationships:
Foreign exchange contracts
Net gain (loss) reclassified from accumulated OCI into income	Revenue	$(20)	$41	$176
Net gain (loss) reclassified from accumulated OCI into income	Operating expenses	$4	$(2)	$—
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income	Interest expense	$(5)	$(5)	$(4)
Derivatives not designated as hedging relationships:
Foreign exchange contracts	Other income (expense), net	$3	$12	$(29)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following as of November 29, 2024 and December 1, 2023:

(in millions)	2024	2023
Computers and other equipment	$1,405	$1,490
Buildings	1,067	1,069
Building improvements	561	591
Leasehold improvements	222	275
Furniture and fixtures	146	171
Land	163	163
Capital projects in-progress	27	2
Total	3,591	3,761
Less: Accumulated depreciation and amortization	(1,655)	(1,731)
Property and equipment, net	$1,936	$2,030
Depreciation and amortization expense of property and equipment for fiscal 2024, 2023 and 2022 was $239 million, $235 million and $189 million, respectively.
Property and equipment, net, by geographic area as of November 29, 2024 and December 1, 2023 was as follows:

(in millions)	2024	2023
Americas:
United States	$1,651	$1,740
Other	1	1
Total Americas	1,652	1,741
EMEA	86	87
APAC	198	202
Property and equipment, net	$1,936	$2,030
NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity was as follows:

(in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total Goodwill
Balances at December 2, 2022	$3,889	$8,500	$398	$12,787
Foreign currency translation	1	17	—	18
Balances at December 1, 2023	$3,890	$8,517	$398	$12,805
Foreign currency translation	(1)	(16)	—	(17)
Balances at November 29, 2024	$3,889	$8,501	$398	$12,788
During the second quarter of fiscal 2024, we completed our annual goodwill impairment test associated with our reporting units and, based on the qualitative assessment, determined there was no impairment of goodwill. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the fiscal year.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net, as of November 29, 2024 and December 1, 2023 were as follows:

(dollars in millions)	2024				2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,203	$(742)	$461	10	$1,204	$(619)	$585
Purchased technology	877	(704)	173	6	984	(647)	337
Trademarks	372	(258)	114	9	376	(217)	159
Other	42	(8)	34	6	22	(15)	7
Other intangibles, net	$2,494	$(1,712)	$782		$2,586	$(1,498)	$1,088
Amortization expense related to other intangibles was $336 million, $375 million and $405 million for fiscal 2024, 2023 and 2022 respectively. Of these amounts, $167 million, $207 million and $236 million was included in cost of sales for fiscal 2024, 2023 and 2022 respectively. We did not recognize any intangible asset impairment charges for all periods presented.
Other intangibles are amortized over their estimated useful lives of 3 to 14 years. As of November 29, 2024, the estimated aggregate amortization expense for each of the five succeeding fiscal years was as follows:

(in millions)
Fiscal Year	Other Intangibles
2025	$309
2026	158
2027	116
2028	71
2029	67
Thereafter	61
Total expected amortization expense	$782
NOTE 9.  ACCRUED EXPENSES
Accrued expenses as of November 29, 2024 and December 1, 2023 consisted of the following:

(in millions)	2024	2023
Accrued compensation and benefits	$646	$535
Accrued bonuses	575	547
Accrued corporate marketing	176	132
Derivative collateral liabilities	168	50
Refund liabilities	141	111
Sales and use taxes	121	122
Other	509	445
Accrued expenses	$2,336	$1,942
Other primarily includes general business accruals, accrued hosting fees and royalties payable.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2024, 2023 and 2022 consisted of the following:

(in millions)	2024	2023	2022
Domestic	$4,160	$3,465	$1,958
Foreign	2,771	3,334	4,050
Income before income taxes	$6,931	$6,799	$6,008
The provision for income taxes for fiscal 2024, 2023 and 2022 consisted of the following:

(in millions)	2024	2023	2022
Current:
United States federal	$1,292	$1,198	$465
Foreign	315	335	329
State and local	232	260	132
Total current	1,839	1,793	926
Deferred:
United States federal	(580)	(556)	(45)
Foreign	179	227	360
State and local	(67)	(93)	11
Total deferred	(468)	(422)	326
Provision for income taxes	$1,371	$1,371	$1,252
Reconciliation of Provision for Income Taxes
Total income tax expense differed from the income tax expense computed at the U.S. federal statutory rate of 21% as a result of the following:

(in millions)	2024	2023	2022
Tax expense computed at U.S. federal statutory rate	$1,456	$1,428	$1,262
Effects of non-U.S. operations	(198)	(116)	(7)
Tax credits	(150)	(130)	(116)
Tax settlements	(85)	(14)	(14)
Stock-based compensation	(23)	29	—
Acquisition termination fee	210	—	—
State tax expense, net of federal benefit	139	132	113
Other	22	42	14
Provision for income taxes	$1,371	$1,371	$1,252

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 29, 2024 and December 1, 2023 were as follows:

(in millions)	2024	2023
Deferred tax assets:
Capitalized expenses	$1,625	$984
Credit carryforwards	343	366
Net operating loss and capital loss carryforwards	308	44
Intangible assets	117	320
Reserves and accruals	129	125
Operating lease liabilities	79	97
Stock-based compensation	66	65
Benefits relating to tax positions	64	68
Other	34	48
Total gross deferred tax assets	2,765	2,117
Valuation allowance	(725)	(405)
Total deferred tax assets	2,040	1,712
Deferred tax liabilities:
Acquired intangible assets	180	263
Prepaid expenses	112	107
Depreciation and amortization	70	77
Operating lease right-of-use assets	52	89
Total deferred tax liabilities	414	536
Net deferred tax assets	$1,626	$1,176
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax loss and credit carryforwards.
As of November 29, 2024, we had federal and state tax credit carryforwards of approximately $93 million and $308 million, respectively, as well as state net operating loss carryforwards of approximately $408 million. We also had federal and state capital loss carryforwards of $1.15 billion mainly from the Figma acquisition termination fee which was not deductible for financial statement purposes. The majority of the state tax credits can be carried forward indefinitely, and the remaining federal and state tax loss and credit carryforwards will expire in various years from fiscal 2025 through 2040. Certain tax loss and credit carryforwards are subject to an annual limitation and/or are reduced by a valuation allowance. The net carrying amount of such assets is expected to be fully realized.
In assessing the realizability of deferred tax assets, management determined that it is more likely than not that we will not fully realize certain available tax assets in domestic and foreign jurisdictions. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. As of November 29, 2024, we continue to maintain a valuation allowance of $725 million primarily related to certain state credits and federal capital loss carryforwards. For fiscal 2024, the increase in the valuation allowance was $321 million, mainly related to the capital loss generated from the Figma acquisition termination fee.
As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes. As of November 29, 2024, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes
During fiscal 2024 and 2023, the aggregate changes in our total gross amount of unrecognized tax benefits were as follows:

(in millions)	2024	2023
Beginning balance	$501	$321
Gross increases in unrecognized tax benefits – prior year tax positions	6	103
Gross decreases in unrecognized tax benefits – prior year tax positions	(10)	(9)
Gross increases in unrecognized tax benefits – current year tax positions	269	108
Lapse of statute of limitations	(63)	(14)
Tax settlements	(20)	(13)
Foreign exchange gains and losses	—	5
Ending balance	$683	$501
Our policy is to record interest and penalties related to uncertain tax positions within the provision for income taxes. As of November 29, 2024 and December 1, 2023, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are Ireland, California and the United States. We are subject to the examination of our income tax returns by various domestic and foreign tax authorities with 2020 being the earliest fiscal year open for examination in all of our major tax jurisdictions. We regularly assess the likelihood of outcomes resulting from examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. While we believe our tax estimates are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
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
NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
The Adobe Inc. 401(k) Retirement Savings Plan, qualified under Section 401(k) of the Internal Revenue Code, is a retirement savings plan covering substantially all of our U.S. employees. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2024, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $91 million, $85 million and $76 million in fiscal 2024, 2023 and 2022, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
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
Certain deferred compensation is invested in money market and other mutual funds and subsequently recorded as other assets on our Consolidated Balance Sheets, with corresponding unrealized holding gains and losses recorded as investment gains (losses) in our Consolidated Statements of Income. Undistributed deferred compensation is recorded as other liabilities on our Consolidated Balance Sheets.
As of November 29, 2024 and December 1, 2023, the invested amounts under the plan totaled $283 million and $206 million, respectively. As of November 29, 2024 and December 1, 2023, undistributed deferred compensation due to participants totaled $297 million and $222 million, respectively.
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
As of November 29, 2024, we had reserved 69.0 million shares of our common stock for issuance under our 2019 Plan and had 34.3 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance our ability to attract and retain highly talented and competent individuals. The ECC approves the terms of each of our Performance Share Programs, including the award calculation methodology. In January 2024, the ECC approved the 2024 Performance Share Program.
Shares outstanding under our 2024, 2023 and 2022 Performance Share Programs may be earned based on the achievement of (i) an objective relative total stockholder return measured over a three-year performance period, as well as (ii) revenue-based financial metrics measured over three one-year performance periods. Each type of performance goal is weighted 50% and achievement of each performance goal is determined independently of the other. Shares associated with each performance goal are not awarded until the corresponding performance targets are defined.
Performance share awards in each of our 2024, 2023 and 2022 Performance Share Programs will cliff-vest upon the later of (i) the three-year anniversary of the earliest vesting commencement date in the respective Performance Share Program, or (ii) the ECC's certification of the level of achievement of the final performance period in the respective Performance Share Program, contingent upon the participant’s continued service. Participants can earn between 0% and 200% of the target number of performance shares.
As of November 29, 2024, the shares awarded under our 2024, 2023 and 2022 Performance Share Programs remained outstanding and unvested.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ESPP will continue until the earlier of termination by the Board of Directors or the date on which all of the shares available for issuance under the plan have been issued.
As of November 29, 2024, we had reserved 103.0 million shares of our common stock for issuance under the ESPP and approximately 8.4 million shares remain available for future issuance.
Issuance of Shares
Upon vesting of restricted stock units and performance shares or purchase of shares under the ESPP, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of ongoing dilution from issuance of shares, we instituted a stock repurchase program. See Note 14 for information regarding our stock repurchase programs.
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
Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	7.8	$418.63
Awarded	3.2	$579.87
Released	(3.5)	$451.27
Forfeited	(0.5)	$451.39
Ending outstanding balance	7.0	$473.28	$3,591	1.25

Expected to vest	6.5	$472.01	$3,331	1.20
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of November 29, 2024 of $515.93.
The weighted average grant date fair values of restricted stock units granted during fiscal 2024, 2023 and 2022 were $579.87, $376.83 and $457.96, respectively. The total fair value of restricted stock units vested during fiscal 2024, 2023 and 2022 was $1.87 billion, $1.71 billion and $1.30 billion, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares
Performance share activity for fiscal 2024 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (1) (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	0.5	$465.71
Awarded	0.2	$645.40
Released	(0.1)	$455.65
Forfeited	(0.1)	$505.61
Ending outstanding balance	0.5	$537.00	$256	1.11

Expected to vest	0.5	$534.75	$239	1.18
_________________________________________
(1)    The aggregate fair value is calculated using the closing stock price as of November 29, 2024 of $515.93.
Shares released during fiscal 2024 resulted from 83% achievement of target for the 2021 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2024.
The weighted average grant date fair values of performance share awards granted during fiscal 2024, 2023 and 2022 were $645.40, $437.58 and $402.24, respectively. The total fair value of performance share awards vested during fiscal 2024, 2023 and 2022 was $63 million, $39 million and $192 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.2 million shares at an average price of $298.53, 1.1 million shares at an average price of $286.31, and 0.8 million shares at an average price of $333.92 for fiscal 2024, 2023 and 2022, respectively. The intrinsic value of shares purchased during fiscal 2024, 2023 and 2022 was $324 million, $185 million and $73 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
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
As of November 29, 2024, there was $2.93 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.19 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs included in our Consolidated Statements of Income for fiscal 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Cost of revenue	$117	$115	$97
Research and development	932	874	726
Sales and marketing	535	495	417
General and administrative	249	234	200
Total (1)	$1,833	$1,718	$1,440
_________________________________________
(1)During fiscal 2024, 2023 and 2022, we recorded tax benefits related to stock-based compensation costs of $372 million, $299 million and $291 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2024 were as follows:

(in millions)	December 1, 2023	Increase / Decrease	Reclassification Adjustments		November 29, 2024
Net unrealized gains / losses on available-for-sale securities	$(12)	$11	$—	(1)	$(1)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(26)	89	17	(2)	80
Cumulative foreign currency translation adjustments	(247)	(33)	—		(280)
Total accumulated other comprehensive income (loss), net of taxes	$(285)	$67	$17		$(201)
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
NOTE 14.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In December 2020, our Board of Directors granted authority to repurchase up to $15 billion in our common stock, which became fully utilized during fiscal 2024. In March 2024, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During fiscal 2024, 2023 and 2022, we entered into accelerated share repurchase agreements (“ASRs”) with large financial institutions whereupon we provided them with prepayments totaling $9.5 billion, $1.4 billion and $2.4 billion, respectively. Under the terms of our ASRs, the financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2023 and 2022, we also entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments totaling $3 billion and $4.15 billion, respectively. Under the terms of these structured stock repurchase agreements, the financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.
Share repurchase activities for fiscal 2024, 2023 and 2022 were as follows:

	Number of Shares Delivered (in millions)	Average Price Paid Per Share
Fiscal 2024
Structured stock repurchase agreement entered into in fiscal 2023	0.6	$626.68
ASR entered into in December 2023	3.5	$578.11
ASR entered into in March 2024	5.2	$475.94
ASR entered into in June 2024	4.6	$546.30
ASR entered into in September 2024	3.6	$—	(1)
Total shares delivered	17.5
Fiscal 2023
Structured stock repurchase agreements entered into in fiscal 2023 and 2022	7.5	$429.65
ASR entered into in December 2022	4.0	$348.46
Total shares delivered	11.5
Fiscal 2022
Structured stock repurchase agreements entered into in fiscal 2022 and 2021	10.4	$375.03
ASR entered into in December 2021	5.3	$451.55
Total shares delivered	15.7
_________________________________________
(1)    During fiscal 2024, we received the initial delivery of shares under the ASR entered into in September 2024, which remained outstanding as of November 29, 2024. Subsequent to November 29, 2024, the outstanding ASR was settled which resulted in total repurchases of 5.0 million shares at an average price of $501.37.
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our Consolidated Balance Sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share. As of November 29, 2024, a portion of the $2.5 billion prepayment under the ASR entered into in September 2024 was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.
Subsequent to November 29, 2024, as part of the March 2024 stock repurchase authority, we entered into stock repurchase arrangements with a large financial institution which totaled $3.25 billion, including a $2.75 billion ASR and a trading plan under which we may execute up to $500 million in open market repurchases. Under the ASR, we received an initial delivery of 4.5 million shares, which represents approximately 75% of our $2.75 billion prepayment.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested stock-based awards and purchase rights. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, stock purchase rights and performance share awards using the treasury stock method. Performance share awards are included based on the number of shares that would be issued as if the end of the reporting period was the end of the performance period and the result was dilutive.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2024, 2023 and 2022:

(in millions, except per share data)	2024	2023	2022
Net income	$5,560	$5,428	$4,756

Shares used to compute basic net income per share	447.1	457.1	469.5
Dilutive potential common shares from stock plans and programs	2.6	2.0	1.4
Shares used to compute diluted net income per share	449.7	459.1	470.9

Basic net income per share	$12.43	$11.87	$10.13
Diluted net income per share	$12.36	$11.82	$10.10

Anti-dilutive potential common shares	1.9	2.7	4.2
NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our principal commitments consist of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of November 29, 2024, primarily relating to contracts with vendors for third-party hosting and data center services:

(in millions)
Fiscal Year	Purchase Obligations
2025	$1,523
2026	1,227
2027	1,269
2028	1,345
2029	416
Thereafter	9
Total	$5,789
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded in our cost of revenue on our Consolidated Statements of Income, was approximately $259 million, $246 million and $228 million in fiscal 2024, 2023 and 2022, respectively.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications
In the ordinary course of business, we provide indemnifications of varying scope to our customers and channel partners against claims of intellectual property infringement made by third parties arising from the use of our products and from time to time, we are subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of November 29, 2024, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act (“ROSCA”). In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. The FTC then referred the case to the Department of Justice (the “DOJ”), and on June 17, 2024, the DOJ filed a civil complaint in the United States District Court for the Northern District of California, naming Adobe and certain of our employees as defendants. The complaint alleges that Adobe failed to clearly and conspicuously disclose material terms, failed to obtain express informed consent and failed to provide a simple cancellation mechanism regarding our disclosure and subscription cancellation practices in violation of ROSCA and the FTC Act. The DOJ is seeking injunctive relief, civil penalties, equitable monetary relief and other relief. On October 7, 2024, we filed a motion to dismiss the DOJ’s civil complaint, and that motion was fully briefed as of December 23, 2024. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 20, 2023, a securities class action captioned Pembroke Pines Firefighters & Police Officers Pension Fund et al v. Adobe, Inc. et al, renamed as In Re Adobe Inc. Securities Litigation, Case No. 1:23-cv-09260, was filed in the U.S. District Court for the Southern District of New York (the “Securities Action”) naming Adobe and certain of our current and former officers as defendants. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between July 23, 2021 and September 22, 2022 (the “Class Period”). The complaint, which was amended on February 23, 2024, alleges that certain public statements made by Adobe during the Class Period related to competition from Figma and the adequacy of Adobe’s existing offerings to counter harms Adobe may have faced due to Figma’s growing market position were materially false and misleading. The Securities Action seeks unspecified compensatory damages, attorneys’ fees and costs, and extraordinary equitable and/or injunctive relief. We filed a motion to dismiss the Securities Action, which was fully briefed as of May 23, 2024.
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action”), purportedly on behalf of Adobe. On January 24, 2024, the Court consolidated the Shah and Gervat Actions (together, the “Consolidated Derivative Action”). On January 18, 2024, a shareholder derivative action captioned Sbriglio v. Narayen et al., Case No. 24-cv-429458, was filed in California Superior Court (the “Sbriglio Action”), purportedly on behalf of Adobe. On January 29, 2024, a shareholder derivative action captioned Roy v. Narayen et al., No. 1:24-cv-00633, was filed in the U.S. District Court for the Southern District of New York, (the “Roy Action,” and together with the Consolidated Derivative Action and the Sbriglio Action, the “Derivative Actions”), purportedly on behalf of Adobe. The Derivative Actions are based largely on the same alleged facts and circumstances as the Securities Action, and name certain of our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The Derivative Actions together allege claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and violations of Section 10(b) (and Rule 10b-5 promulgated thereunder), Section 20(a), and/or Section 21D of the Securities Exchange Act of 1934, as amended, and seek recovery of unspecified damages, restitution, and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat Action, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah Action, on behalf of Adobe. The Derivative Actions are presently stayed pending the final resolution of the motion to dismiss in the Securities Action.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  DEBT
The carrying value of our borrowings as of November 29, 2024 and December 1, 2023 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2024	2023
1.90% 2025 Notes	February 2020	February 2025	2.07%	$500	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	1,000	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	—
Total debt outstanding, at par				$5,650	$3,650
Less: Current portion of debt, at par				(1,500)	—
Unamortized discount and debt issuance costs				(21)	(16)
Carrying value of long-term debt				$4,129	$3,634

Current portion of debt, at par				$1,500	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current debt				$1,499	$—
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
During the first quarter of fiscal 2024, we reclassified the senior notes due February 1, 2025 as current debt in our Consolidated Balance Sheets. As of November 29, 2024, the carrying value of our current debt was $1.50 billion, net of the related discount and issuance costs.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of November 29, 2024, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of November 29, 2024, there were no outstanding borrowings under the commercial paper program.
Term Loan Credit Agreement
In January 2023, we entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for a senior unsecured term loan of up to $3.5 billion for the purpose of partially funding the purchase price for our intended acquisition of Figma and the related fees and expenses. During fiscal 2024, we entered into a mutual termination agreement with Figma to terminate the previously announced merger agreement. Consequently, the Term Loan Credit Agreement was terminated. There were no outstanding borrowings under the Term Loan Credit Agreement at the time of termination.
NOTE 18.  LEASES
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2034. We also have one land lease that expires in 2091. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.
Operating lease expense was $106 million, $117 million and $121 million for fiscal 2024, 2023 and 2022, respectively. We recognized operating lease expense in cost of revenue and operating expenses in our Consolidated Statements of Income. Our operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2024, we recognized impairment charges of $78 million associated with the optimization of our leased facilities, primarily for operating lease right-of-use assets and leasehold improvements, which were recorded as general and administrative expenses. There was no impairment recognized in the other periods presented.
Supplemental cash flow information for fiscal 2024, 2023 and 2022 related to operating leases was as follows:

(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$85	$97	$107
Right-of-use assets obtained in exchange for operating lease liabilities	$62	$32	$59
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of November 29, 2024 were 6 years and 2.69%, respectively.
As of November 29, 2024, the maturities of lease liabilities under operating leases were as follows:

(in millions)
Fiscal Year	Operating Leases
2025	$85
2026	83
2027	83
2028	70
2029	52
Thereafter	90
Total lease liabilities	$463
Less: Imputed interest	(35)
Present value of lease liabilities	$428
NOTE 19.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2024, 2023 and 2022 included the following:

(in millions)	2024	2023	2022
Interest expense	$(169)	$(113)	$(112)
Investment gains (losses), net:
Realized investment gains	$12	$6	$11
Realized investment losses	—	—	(1)
Unrealized investment gains (losses), net	36	10	(29)
Investment gains (losses), net	$48	$16	$(19)
Other income (expense), net:
Interest income	$341	$269	$61
Foreign exchange gains (losses)	(29)	(17)	(21)
Realized losses on fixed income investments	(1)	(7)	—
Other	—	1	1
Other income (expense), net	$311	$246	$41
Non-operating income (expense), net	$190	$149	$(90)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of November 29, 2024 and December 1, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended November 29, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 29, 2024 and December 1, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended November 29, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
January 13, 2025

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 29, 2024. Based on their evaluation as of November 29, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 29, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of November 29, 2024, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On January 9, 2025, Brett Biggs notified the Board of Directors of the Company (the “Board”) that he has decided not to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders (the “Annual Meeting”) but will serve out his term as a director until the Annual Meeting. The Board expresses its gratitude for Mr. Biggs, and his decision was not due to any disagreement with the Company or any refusal to stand for re-election.
Trading Arrangements
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K that is found in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for Adobe’s 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) is incorporated herein by reference to our 2025 Proxy Statement. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
For information with respect to our executive officers, see the section titled “Executive Officers” in Part I, Item 1 of this report.
Adobe has an insider trading policy governing the purchase, sale and other dispositions of Adobe’s securities that applies to all personnel of Adobe and its subsidiaries, including directors, officers and employees and other covered persons, as well as Adobe itself. Adobe believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Adobe’s insider trading policy is filed as Exhibit 19.1 to this report.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Adobe Inc., Figma, Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Fortis Advisors LLC	8-K	9/15/22	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Specimen Common Stock Certificate	10-K	1/25/19	4.1	000-15175

4.2	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.3	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.4	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.5	Forms of Global Note for Adobe Inc.’s 4.850% Notes due 2027, 4.800% Notes due 2029, and 4.950% Notes due 2034, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	4/4/24	4.1	000-15175

4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	1/17/24	4.5	000-15175

10.1	2020 Employee Stock Purchase Plan, as amended*	10-K	1/15/21	10.1	000-15175

10.2A	2019 Equity Incentive Plan, as amended*	8-K	4/19/24	10.1	000-15175

10.2B	2022 Performance Share Program, as amended and restated*	8-K	1/26/23	10.4	000-15175

10.2C	Form of 2022 Performance Share Award Grant Notice and Award Agreement pursuant to 2022 Performance Share Program*	8-K	1/27/22	10.3	000-15175

10.2D	2023 Performance Share Program*	8-K	1/26/23	10.2	000-15175

10.2E	Form of 2023 Performance Share Award Grant Notice and Award Agreement pursuant to 2023 Performance Share Program*	8-K	1/26/23	10.3	000-15175

10.2F	2024 Performance Share Program*	8-K	1/26/24	10.2	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.2G	Form of 2024 Performance Share Award Grant Notice and Award Agreement pursuant to 2024 Performance Share Program*	8-K	1/26/24	10.3	000-15175

10.2H	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*					X

10.2I	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*					X

10.3	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.4	Form of Indemnity Agreement*	10-K	1/17/24	10.5	000-15175

10.5A	Adobe Deferred Compensation Plan, as amended and restated*	10-K	1/20/15	10.19	000-15175

10.5B	Amendment No. One to Adobe Deferred Compensation Plan, as amended and restated*	10-K	1/21/20	10.6B	000-15175

10.6	Credit Agreement, dated as of June 30, 2022, among the Company, certain subsidiaries of the Company party thereto, Bank of America, N.A. as Administrative Agent and the other lenders party thereto	8-K	7/1/22	10.1	000-15175

10.7	Adobe Inc. 2023 Executive Severance Plan in the Event of a Change of Control*	8-K	12/13/23	10.1	000-15175

10.8	2024 Executive Annual Incentive Plan*	8-K	1/26/24	10.4	000-15175

10.9	2023 and 2024 Non-Employee Director Compensation Policy*	10-K	1/17/23	10.11	000-15175

10.10	2025 and 2026 Non-Employee Director Compensation Policy*					X

10.11	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	9/14/23	10.1	000-15175

10.12	Termination Agreement, dated as of December 17, 2023, by and among Adobe Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Figma, Inc.	8-K	12/18/23	10.1	000-15175

19.1	Adobe Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

97	Adobe Inc. Incentive Compensation Recovery Policy*	10-K	1/17/24	97	000-15175

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology, Security and Operations
(Principal Financial Officer)
Date: January 13, 2025

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 13, 2025
Shantanu Narayen	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL DURN		January 13, 2025
Daniel Durn	Chief Financial Officer and Executive Vice President, Finance, Technology, Security and Operations (Principal Financial Officer)

/s/ JILLIAN FORUSZ		January 13, 2025
Jillian Forusz	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 13, 2025
Frank Calderoni	Director

/s/ CRISTIANO AMON		January 13, 2025
Cristiano Amon	Director

Signature	Title	Date

/s/ AMY BANSE		January 13, 2025
Amy Banse	Director

/s/ BRETT BIGGS		January 13, 2025
Brett Biggs	Director

/s/ MELANIE BOULDEN		January 13, 2025
Melanie Boulden	Director

/s/ LAURA DESMOND		January 13, 2025
Laura Desmond	Director

/s/ SPENCER NEUMANN		January 13, 2025
Spencer Neumann	Director

/s/ KATHLEEN OBERG		January 13, 2025
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 13, 2025
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 13, 2025
David Ricks	Director

/s/ DAN ROSENSWEIG		January 13, 2025
Dan Rosensweig	Director

SUMMARY OF TRADEMARKS
 The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:
Acrobat
Acrobat AI Assistant
Acrobat Reader
Acrobat Sign
Adobe
Adobe Audition
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe Fonts
Adobe Fresco
Adobe GenStudio
Adobe Mix Modeler
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