Form 10-Q
period 2025-02-28
ADOBE INC.
filed 2025-03-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of March 21, 2025, 426.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	February 28, 2025	November 29, 2024
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,758	$7,613
Short-term investments	677	273
Trade receivables, net of allowances for doubtful accounts of $15 and $14, respectively	1,973	2,072
Prepaid expenses and other current assets	1,447	1,274
Total current assets	10,855	11,232
Property and equipment, net	1,893	1,936
Operating lease right-of-use assets, net	266	281
Goodwill	12,777	12,788
Other intangibles, net	706	782
Deferred income taxes	1,820	1,657
Other assets	1,638	1,554
Total assets	$29,955	$30,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$326	$361
Accrued expenses and other current liabilities	1,951	2,336
Debt	—	1,499
Deferred revenue	6,347	6,131
Income taxes payable	465	119
Operating lease liabilities	74	75
Total current liabilities	9,163	10,521
Long-term liabilities:
Debt	6,155	4,129
Deferred revenue	143	128
Income taxes payable	567	548
Operating lease liabilities	334	353
Other liabilities	498	446
Total liabilities	16,860	16,125
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 435 and 441 shares outstanding, respectively	—	—
Additional paid-in capital	13,894	13,419
Retained earnings	40,186	38,470
Accumulated other comprehensive income (loss)	(158)	(201)
Treasury stock, at cost (166 and 160 shares, respectively)	(40,827)	(37,583)
Total stockholders’ equity	13,095	14,105
Total liabilities and stockholders’ equity	$29,955	$30,230
_________________________________________
(*)    The condensed consolidated balance sheet as of November 29, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	February 28, 2025	March 1, 2024
Revenue:
Subscription	$5,483	$4,916
Product	95	119
Services and other	136	147
Total revenue	5,714	5,182
Cost of revenue:
Subscription	490	455
Product	6	5
Services and other	126	130
Total cost of revenue	622	590
Gross profit	5,092	4,592
Operating expenses:
Research and development	1,026	939
Sales and marketing	1,495	1,352
General and administrative	367	352
Acquisition termination fee	—	1,000
Amortization of intangibles	41	42
Total operating expenses	2,929	3,685
Operating income	2,163	907
Non-operating income (expense):
Interest expense	(62)	(27)
Investment gains (losses), net	6	18
Other income (expense), net	75	70
Total non-operating income (expense), net	19	61
Income before income taxes	2,182	968
Provision for income taxes	371	348
Net income	$1,811	$620
Basic net income per share	$4.15	$1.37
Shares used to compute basic net income per share	436	453
Diluted net income per share	$4.14	$1.36
Shares used to compute diluted net income per share	438	456

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	February 28, 2025	March 1, 2024

	Increase/(Decrease)
Net income	$1,811	$620
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1	4
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	94	3
Reclassification adjustment for realized gains / losses on derivative instruments	(20)	4
Net increase (decrease) from derivatives designated as hedging instruments	74	7
Foreign currency translation adjustments	(32)	(3)
Other comprehensive income (loss), net of taxes	43	8
Total comprehensive income, net of taxes	$1,854	$628

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended February 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	1,811	—	—	—	1,811
Other comprehensive income (loss), net of taxes	—	—	—	—	43	—	—	43
Re-issuance of treasury stock under stock compensation plans	—	—	—	(95)	—	1	32	(63)
Repurchases of common stock	—	—	—	—	—	(7)	(3,277)	(3,277)
Stock-based compensation	—	—	475	—	—	—	—	475
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at February 28, 2025	601	$—	$13,894	$40,186	$(158)	(166)	$(40,827)	$13,095

	Three Months Ended March 1, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	620	—	—	—	620
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	—	(157)	—	1	32	(125)
Repurchases of common stock	—	—	—	—	—	(3)	(2,013)	(2,013)
Stock-based compensation	—	—	451	—	—	—	—	451
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at March 1, 2024	601	$—	$12,037	$33,809	$(277)	(148)	$(30,109)	$15,460

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	February 28, 2025	March 1, 2024
Cash flows from operating activities:
Net income	$1,811	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	217	212
Stock-based compensation	475	451
Deferred income taxes	(169)	(116)
Other non-cash items	17	6
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	97	166
Prepaid expenses and other assets	(156)	(173)
Trade payables	(28)	(12)
Accrued expenses and other liabilities	(378)	(332)
Income taxes payable	365	192
Deferred revenue	231	160
Net cash provided by operating activities	2,482	1,174
Cash flows from investing activities:
Purchases of short-term investments	(533)	—
Maturities of short-term investments	130	135
Proceeds from sales of short-term investments	2	4
Purchases of property and equipment	(26)	(37)
Purchases of long-term investments, intangibles and other assets	(59)	(38)
Proceeds from sale of long-term investments and other assets	2	2
Net cash provided by (used for) investing activities	(484)	66
Cash flows from financing activities:
Repurchases of common stock	(3,250)	(2,000)
Proceeds from re-issuance of treasury stock	96	97
Taxes paid related to net share settlement of equity awards	(159)	(222)
Proceeds from issuance of debt	1,997	—
Repayment of debt	(1,500)	—
Other financing activities, net	(25)	(3)
Net cash used for financing activities	(2,841)	(2,128)
Effect of foreign currency exchange rates on cash and cash equivalents	(12)	1
Net change in cash and cash equivalents	(855)	(887)
Cash and cash equivalents at beginning of period	7,613	7,141
Cash and cash equivalents at end of period	$6,758	$6,254
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$182	$205
Cash paid for interest	$48	$47

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 29, 2024 on file with the SEC (our “Annual Report”).
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Reclassifications
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the notes to condensed consolidated financial statements.
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 28, 2025, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended February 28, 2025
Revenue	$4,227	$1,414	$73	$5,714
Cost of revenue	199	402	21	622
Gross profit	$4,028	$1,012	$52	$5,092
Gross profit as a percentage of revenue	95%	72%	71%	89%
Three months ended March 1, 2024
Revenue	$3,816	$1,289	$77	$5,182
Cost of revenue	171	397	22	590
Gross profit	$3,645	$892	$55	$4,592
Gross profit as a percentage of revenue	96%	69%	71%	89%
Revenue by geographic area for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(in millions)	2025	2024
Americas	$3,405	$3,110
EMEA	1,502	1,319
APAC	807	753
Total	$5,714	$5,182
Subscription revenue by segment for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(in millions)	2025	2024
Digital Media	$4,159	$3,725
Digital Experience	1,297	1,164
Publishing and Advertising	27	27
Total subscription revenue	$5,483	$4,916
Digital Media and Digital Experience subscription revenue by customer group for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(in millions)	2025	2024
Creative and Marketing Professionals	$3,922	$3,550
Business Professionals and Consumers	1,534	1,339
Total Digital Media and Digital Experience subscription revenue	$5,456	$4,889
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of February 28, 2025, the balance of trade receivables, net of allowances for doubtful

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
accounts, was $1.97 billion, inclusive of unbilled receivables of $78 million. As of November 29, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $66 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $15 million and $14 million as of February 28, 2025 and November 29, 2024, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended February 28, 2025. Contract assets were $218 million and $248 million as of February 28, 2025 and November 29, 2024, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of February 28, 2025, the balance of deferred revenue was $6.49 billion, which includes $65 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of November 29, 2024, the balance of deferred revenue was $6.26 billion. During the three months ended February 28, 2025, approximately $2.88 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 29, 2024.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2025, remaining performance obligations were approximately $19.69 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $715 million and $717 million as of February 28, 2025 and November 29, 2024, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $117 million and $141 million as of February 28, 2025 and November 29, 2024, respectively.

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
Cash, cash equivalents and short-term investments consisted of the following as of February 28, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$795	$—	$—	$795
Cash equivalents:
Corporate debt securities	181	—	—	181
Money market funds	5,700	—	—	5,700
Time deposits	57	—	—	57
U.S. Treasury securities	25	—	—	25
Total cash equivalents	5,963	—	—	5,963
Total cash and cash equivalents	6,758	—	—	6,758
Short-term fixed income securities:
Asset-backed securities	2	—	—	2
Corporate debt securities	481	—	—	481
U.S. agency securities	7	—	—	7
U.S. Treasury securities	187	—	—	187
Total short-term investments	677	—	—	677
Total cash, cash equivalents and short-term investments	$7,435	$—	$—	$7,435

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of February 28, 2025:

(in millions)	Estimated Fair Value
Due within one year	$675
Due between one and two years	2
Total	$677

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended February 28, 2025 and March 1, 2024, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at February 28, 2025 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$181	$—	$181	$—
Money market funds	5,700	5,700	—	—
Time deposits	57	57	—	—
U.S. Treasury securities	25	—	25	—
Short-term investments:
Asset-backed securities	2	—	2	—
Corporate debt securities	481	—	481	—
U.S. agency securities	7	—	7	—
U.S. Treasury securities	187	—	187	—
Prepaid expenses and other current assets:
Foreign currency derivatives	159	—	159	—
Interest rate swap derivatives	1	—	1	—
Other assets:
Deferred compensation plan assets	301	301	—	—
Foreign currency derivatives	32	—	32	—
Interest rate swap derivatives	35	—	35	—
Total assets	$7,168	$6,058	$1,110	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$17	$—	$17	$—
Other liabilities:
Foreign currency derivatives	2	—	2	—
Total liabilities	$19	$—	$19	$—

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
Accrued expenses and other current liabilities:
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
Our over-the-counter foreign currency and interest rate swap derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange and interest rate data at the measurement date.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.07 billion as of February 28, 2025, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS
We may use derivatives to partially offset our business exposure to foreign currency and interest rate risk on expected future cash flows and certain existing assets and liabilities. We do not use any of our derivative instruments for trading purposes.
We enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. We do not offset fair value amounts recognized for derivative instruments under master netting arrangements. We also enter into collateral security agreements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. Collateral posted is included in prepaid expenses and other current assets and collateral received is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of February 28, 2025 and November 29, 2024, total notional amounts of outstanding cash flow hedges were $5.37 billion and $5.51 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Indian Rupees and Canadian Dollars.
As of February 28, 2025, we had net derivative gains on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $129 million of net gains are expected to be recognized into revenue within the next 12 months.
Fair Value Hedges
During the three months ended February 28, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate (“SOFR OIS”). Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the $1.20 billion notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. See Note 13 for further details regarding our debt.
The interest rate swaps are designated as fair value hedges. We record changes in fair value on the swaps associated with the hedged risk in interest expense in our condensed consolidated statements of income with a corresponding offset to the value of the senior notes being hedged.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of February 28, 2025, total notional amounts of outstanding contracts were $313 million, primarily hedging exposures denominated in Australian Dollars, Indian Rupees, Japanese Yen, and Euros. As of November 29, 2024, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $381 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of February 28, 2025 and November 29, 2024 were as follows:

(in millions)	2025		2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$189	$18	$128	$10
Interest rate swaps	36	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	1	1	1
Total derivatives	$227	$19	$129	$11
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended February 28, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $94 million of net gains. Gains and losses on derivative instruments, net of tax, for the three months ended March 1, 2024 were immaterial.
For the three months ended February 28, 2025 and March 1, 2024, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 6.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of February 28, 2025 and November 29, 2024 was $12.78 billion and $12.79 billion, respectively.
Other intangible assets subject to amortization as of February 28, 2025 and November 29, 2024 were as follows:

(in millions)	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,202	$(771)	$431	$1,203	$(742)	$461
Purchased technology	877	(747)	130	877	(704)	173
Trademarks	372	(268)	104	372	(258)	114
Other	50	(9)	41	42	(8)	34
Other intangibles, net	$2,501	$(1,795)	$706	$2,494	$(1,712)	$782
Amortization expense related to other intangibles was $84 million and $84 million for the three months ended February 28, 2025 and March 1, 2024, respectively. Of these amounts, $43 million and $42 million were included in cost of revenue for the three months ended February 28, 2025 and March 1, 2024, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of February 28, 2025, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2025	$227
2026	160
2027	118
2028	72
2029	68
Thereafter	61
Total expected amortization expense	$706
NOTE 7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of February 28, 2025 and November 29, 2024 consisted of the following:

(in millions)	2025	2024
Accrued compensation costs	$803	$1,221
Accrued corporate marketing	161	176
Derivative collateral liabilities	151	168
Sales and use taxes	123	121
Refund liabilities	117	141
Accrued hosting fees	127	79
Other	469	430
Accrued expenses and other current liabilities	$1,951	$2,336
Other primarily includes general business accruals, royalties payable and accrued interest expense.
NOTE 8.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended February 28, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.0	$473.28
Awarded	3.3	$437.39
Released	(0.9)	$466.68
Forfeited	(0.1)	$469.13
Ending outstanding balance	9.3	$461.21	$4,055

Expected to vest	8.5	$460.75	$3,711
The total fair value of restricted stock units vested during the three months ended February 28, 2025 was $388 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance Shares
In the first quarter of fiscal 2025, the Executive Compensation Committee of our Board of Directors (the “ECC”) approved the 2025 Performance Share Program, the terms of which are similar to the 2024 Performance Share Program that is still outstanding. For information regarding our outstanding Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 29, 2024.
As of February 28, 2025, performance shares awarded under our 2025, 2024 and 2023 Performance Share Programs remained outstanding and unvested.
Performance share activity for the three months ended February 28, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.5	$537.00
Awarded	0.3	$448.63
Released	(0.1)	$505.05
Forfeited	(0.1)	$538.03
Ending outstanding balance	0.6	$502.13	$271

Expected to vest	0.6	$502.23	$243
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the three months ended February 28, 2025 resulted from overall payout at 79% of target for the 2022 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2025.
The total fair value of performance shares vested during the three months ended February 28, 2025 was $49 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $305.04 and 0.3 million shares at an average price of $299.89 for the three months ended February 28, 2025 and March 1, 2024, respectively. The intrinsic value of shares purchased during the three months ended February 28, 2025 and March 1, 2024 was $44 million and $96 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of February 28, 2025, there was $4.09 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.46 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(in millions)	2025	2024
Cost of revenue	$30	$29
Research and development	247	229
Sales and marketing	137	129
General and administrative	61	64
Total	$475	$451

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 29, 2024	Increase / Decrease	Reclassification Adjustments		February 28, 2025
Net unrealized gains / losses on available-for-sale securities	$(1)	$1	$—	(1)	$—
Net unrealized gains / losses on derivative instruments designated as hedging instruments	80	94	(20)	(2)	154
Cumulative foreign currency translation adjustments	(280)	(32)	—		(312)
Total accumulated other comprehensive income (loss), net of taxes	$(201)	$63	$(20)		$(158)
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
Taxes related to each component of other comprehensive income (loss) for the three months ended February 28, 2025 and March 1, 2024 were immaterial.
NOTE 10.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
Share repurchase activity for the three months ended February 28, 2025 and March 1, 2024 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Three months ended February 28, 2025
ASRs (1)	5.9	$2,750
Open market repurchases	1.1	500
Total	7.0	$3,250
Three months ended March 1, 2024
ASRs	2.5	$2,000
Other structured stock repurchases	0.6	—	(2)
Total	3.1	$2,000
_________________________________________
(1)    Shares delivered during the three months ended February 28, 2025, include the initial delivery of shares under a $2.75 billion accelerated share repurchase agreement (“ASR”) entered into in December 2024, which remained outstanding as of February 28, 2025. Subsequent to February 28, 2025, the outstanding ASR was settled which resulted in total repurchases of 6.3 million shares.
(2)    During the three months ended March 1, 2024, we received the final delivery of shares under a structured stock repurchase agreement entered into in fiscal 2023.
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share. As of February 28, 2025, a portion of the $2.75 billion prepayment under the ASR entered into in December 2024 was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subsequent to February 28, 2025, as part of the March 2024 stock repurchase authority, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $3.5 billion and received an initial delivery of 6.8 million shares, which represents approximately 75% of our prepayment. Upon completion of this $3.5 billion ASR, $10.9 billion remains under our March 2024 stock repurchase authority.
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
The following table sets forth the computation of basic and diluted net income per share for the three months ended February 28, 2025 and March 1, 2024:

(in millions, except per share data)	2025	2024
Net income	$1,811	$620

Shares used to compute basic net income per share	436.2	452.8
Dilutive potential common shares from stock plans and programs	1.4	3.5
Shares used to compute diluted net income per share	437.6	456.3

Basic net income per share	$4.15	$1.37
Diluted net income per share	$4.14	$1.36

Anti-dilutive potential common shares	2.6	0.9
NOTE 12.  COMMITMENTS AND CONTINGENCIES
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of February 28, 2025, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 13.  DEBT
The carrying value of our borrowings as of February 28, 2025 and November 29, 2024 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2025	2024
1.90% 2025 Notes	February 2020	February 2025	2.07%	$—	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	—	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	—
Total debt outstanding, at par				$6,150	$5,650
Less: Current portion of debt, at par				—	(1,500)
Fair value of interest rate swaps				36	—
Unamortized discount and debt issuance costs				(31)	(21)
Carrying value of long-term debt				$6,155	$4,129

Current portion of debt, at par				$—	$1,500
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$1,499
Senior Notes
In January 2025, we issued $800 million of senior notes due January 17, 2028, $700 million of senior notes due January 17, 2030 and $500 million of senior notes due January 17, 2035. Our total proceeds were approximately $1.99 billion, net of an issuance discount of $3 million and total issuance costs of $9 million.
In February 2025, $1.5 billion of senior notes became due and were repaid.
Discounts and issuance costs on our senior notes are amortized to interest expense over the terms of the respective notes using the effective interest method. Interest on the notes issued in February 2020 is payable semi-annually, in arrears, on February 1 and August 1. Interest on the notes issued in April 2024 is payable semi-annually, in arrears, on April 4 and October 4. Interest on the notes issued in January 2025 is payable semi-annually, in arrears, on January 17 and July 17.
During the three months ended February 28, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the SOFR OIS. Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. The fair value of the interest rate swaps is included in the carrying value of our debt in the condensed consolidated balance sheets. See Note 5 for further details regarding our interest rate swap derivatives.
Our senior notes rank equally with our other unsecured and unsubordinated indebtedness, and do not contain financial covenants. We may redeem the notes at any time, subject to a make-whole premium.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
For the senior notes issued in February 2020, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. In addition, these notes include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances.
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of February 28, 2025, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of February 28, 2025, there were no outstanding borrowings under the commercial paper program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2024, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
For our first quarter of fiscal 2025, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
Our Digital Media products, services and solutions help users create, design and publish rich content and 3D experiences, and improve productivity by transforming how they view, share and collaborate on documents and content. These offerings include our Creative Cloud flagship applications (“apps”) such as Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro and Adobe Stock; as well as Adobe Acrobat, Adobe Express, Adobe Firefly and many more products, which are available across surfaces and platforms as desktop tools, web and mobile apps and cloud-based services. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content first, task-based solutions. In addition, Adobe Firefly-powered generative AI features are available across Digital Media apps including Adobe Photoshop and Adobe Express. Our Adobe Acrobat offerings, with a set of integrated mobile apps and cloud-based document services, enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. These Acrobat offerings enhance the way people manage critical documents at home, in the office and across devices. Last year, we introduced Acrobat AI Assistant, a generative AI-powered product designed to deliver insights and enhance productivity through interactive document experiences, which is available as an add-on subscription to our Adobe Acrobat Pro and Standard and Adobe Acrobat Reader products. Our Digital Media customers include business professionals, consumers, creative professionals, creators and marketers.
Annualized Recurring Revenue (“ARR”) is currently the key performance metric our management uses to assess the health and trajectory of our overall Digital Media segment. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations as ARR is a performance metric and is not intended to be combined with any of these items. Digital Media ARR continues to be calculated as the sum of the annual value of Digital Media subscriptions and services and the annual value of Digital Media Enterprise Term License Agreements. We adjust our reported ARR on an annual basis to reflect any exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year for measurement purposes. Prior year ARR balances are also revalued at the new currency rates for comparative purposes.
Digital Media ARR grew to $17.63 billion at the end of the first quarter of fiscal 2025, representing 12.6% year-over-year growth. Our success in driving growth in ARR has positively affected our revenue growth. Digital Media segment revenue grew to $4.23 billion in the first quarter of fiscal 2025, up from $3.82 billion in the first quarter of fiscal 2024, representing 11% year-over-year growth.
Digital Experience
Our Digital Experience apps and services are designed to manage customer journeys, enable personalized experiences at scale and supply intelligence for businesses of any size in any industry. Digital Experience is comprised of solutions to deliver actionable data, with products such as Adobe Analytics and Adobe Real-Time Customer Data Platform; optimize content delivery, with products such as Adobe Experience Manager, Adobe Commerce and Adobe GenStudio for Performance Marketing; and manage customer journeys, with products such as Adobe Marketo Engage and Adobe Campaign. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions and our ability to embed AI into our product portfolio, such as with our Adobe Experience Platform AI Assistant, a generative AI-powered conversational interface designed to help customers automate workflows and generate new audiences and journeys. Our Digital Experience customers include marketing professionals such as brand managers, channel marketers and campaign strategists.
Digital Experience revenue was $1.41 billion in the first quarter of fiscal 2025, up from $1.29 billion in the first quarter of fiscal 2024, representing 10% year-over-year growth. Subscription revenue grew to $1.30 billion in the first quarter of fiscal 2025, up from $1.16 billion in the first quarter of fiscal 2024, representing 11% year-over-year growth.
Customer-Focused Strategy
Our customers often are involved in workflows that integrate multiple Adobe products across both segments. By combining the creativity of our Digital Media business with the science of our Digital Experience business, such as with our Adobe GenStudio solutions, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow and feedback loop.
Spanning both our Digital Media and Digital Experience segments, we are driving continued business success through audience-specific product innovation and go-to-market strategy focused on the following two customer groups:
•Business Professionals and Consumers require all-in-one web and mobile apps with easy-to-use AI capabilities, and are increasingly benefiting from deep integration between Adobe Acrobat and Adobe Express. Revenue associated with the Business Professionals and Consumers customer group consists of Adobe Acrobat offerings and Adobe Express, all of which are part of Digital Media.
•Creative and Marketing Professionals require agile and comprehensive solutions to create high volumes of compelling content, infused with commercially safe AI capabilities; and are benefiting from investments in powerful, integrated workflows through offerings such as Adobe Firefly and Adobe GenStudio. Revenue associated with the Creative and Marketing Professionals customer group consists of Digital Experience offerings as well as Creative Cloud flagship apps such as Photoshop, Lightroom and Illustrator within Digital Media.
By viewing the Digital Media and Digital Experience segments through this additional lens, we can more effectively execute on our long-term growth strategies. Our success will be achieved though continued acquisition and retention of our customer base by delivering valuable new features and technologies to customers with our latest releases, including generative AI capabilities to enhance creativity, productivity and marketing, and expanding availability of our offerings across an increasing number of surfaces.
As part of our customer-focused strategy, we utilize a data-driven operating model and tailored go-to-market motion to raise awareness of our products and drive customer acquisition, engagement and retention. Overall, our strategy is designed to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably.

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
While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors” in Part II, Item IA of this report for further discussion of the possible impact of these macroeconomic issues on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended February 28, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2024.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary
•Digital Media ARR of approximately $17.63 billion as of February 28, 2025 increased by 12.6% from $15.66 billion as of March 1, 2024 revalued using currency rates determined at the beginning of fiscal 2025.
•Digital Media revenue of $4.23 billion during the three months ended February 28, 2025 increased by $411 million, or 11%, compared to the year-ago period.
•Digital Experience revenue of $1.41 billion during the three months ended February 28, 2025 increased by $125 million, or 10%, compared to the year-ago period.
•Cost of revenue of $622 million during the three months ended February 28, 2025 increased by $32 million, or 5%, compared to the year-ago period.
•Operating expenses of $2.93 billion during the three months ended February 28, 2025 decreased by $756 million, or 21%, compared to the year-ago period, primarily due to the $1 billion Figma termination fee incurred during the first quarter of fiscal 2024.
•Net income of $1.81 billion during the three months ended February 28, 2025 increased by $1.19 billion, or 192%, compared to the year-ago period.
•Cash flows from operations of $2.48 billion during the three months ended February 28, 2025 increased by $1.31 billion, or 111%, compared to the year-ago period.
•Remaining performance obligations of $19.69 billion as of February 28, 2025 increased by 12% from $17.58 billion as of March 1, 2024.
Revenue for the Three Months Ended February 28, 2025 and March 1, 2024

(dollars in millions)	Three Months
	2025	2024	% Change
Subscription	$5,483	$4,916	12%
Percentage of total revenue	96%	95%
Product	95	119	(20)%
Percentage of total revenue	2%	2%
Services and other	136	147	(7)%
Percentage of total revenue	2%	3%
Total revenue	$5,714	$5,182	10%
Subscription
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings, and related support. We primarily recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions and invoicing is aligned to the pattern of performance, customer benefit and consumption, are recognized on a usage basis.
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
Segment Information
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Total revenue by reportable segment for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(dollars in millions)	Three Months
	2025	2024	% Change
Digital Media	$4,227	$3,816	11%
Percentage of total revenue	74%	74%
Digital Experience	1,414	1,289	10%
Percentage of total revenue	25%	25%
Publishing and Advertising	73	77	(5)%
Percentage of total revenue	1%	1%
Total revenue	$5,714	$5,182	10%
Revenue from Digital Media increased $411 million and revenue from Digital Experience increased $125 million during the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 due to subscription revenue growth across our offerings.
Subscription revenue by reportable segment for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(dollars in millions)	Three Months
	2025	2024	% Change
Digital Media	$4,159	$3,725	12%
Digital Experience	1,297	1,164	11%
Publishing and Advertising	27	27	—%
Total subscription revenue	$5,483	$4,916	12%
Increases in subscription revenue for the Digital Media segment were driven by strength in Creative Cloud flagship apps and Acrobat across all routes to market and geographies. Increases in subscription revenue for the Digital Experience segment were driven by strength in Adobe Experience Platform and related apps.
Digital Media and Digital Experience subscription revenue by customer group for the three months ended February 28, 2025 and March 1, 2024 were as follows:

(dollars in millions)	Three Months
	2025	2024	% Change
Creative and Marketing Professionals	$3,922	$3,550	10%
Business Professionals and Consumers	1,534	1,339	15%
Total Digital Media and Digital Experience subscription revenue	$5,456	$4,889	12%
Increases in subscription revenue for the Creative and Marketing Professionals customer group were driven by strength in Creative Cloud flagship apps and Adobe Experience Platform and related apps. Increases in subscription revenue for the Business Professionals and Consumers customer group were driven by strength in Acrobat.

Geographical Information

(dollars in millions)	Three Months
	2025	2024	% Change
Americas	$3,405	$3,110	9%
Percentage of total revenue	60%	60%
EMEA	1,502	1,319	14%
Percentage of total revenue	26%	25%
APAC	807	753	7%
Percentage of total revenue	14%	15%
Total revenue	$5,714	$5,182	10%

Overall revenue during the three months ended February 28, 2025 increased in all geographic regions as compared to the three months ended March 1, 2024. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the segment information above.
Included in the overall change in revenue for the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 were impacts associated with foreign currency and our foreign currency hedging program. During the three months ended February 28, 2025, the U.S. Dollar primarily strengthened against APAC and EMEA foreign currencies as compared to the year-ago period, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $74 million. For the three months ended February 28, 2025, we had net hedging gains from our cash flow hedging program of $26 million.
Cost of Revenue for the Three Months Ended February 28, 2025 and March 1, 2024

(dollars in millions)	Three Months
	2025	2024	% Change
Subscription	$490	$455	8%
Percentage of total revenue	9%	9%
Product	6	5	20%
Percentage of total revenue	*	*
Services and other	126	130	(3)%
Percentage of total revenue	2%	3%
Total cost of revenue	$622	$590	5%
_________________________________________
(*)    Percentage is less than 1%.
Subscription
Cost of subscription revenue consists primarily of third-party hosting services and data center costs, including expenses related to operating our network infrastructure and AI inferencing costs. Cost of subscription revenue also includes compensation costs associated with network operations, implementation, account management and technical support personnel, royalty fees, software costs and amortization of certain intangible assets.
Cost of subscription revenue increased during the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 primarily due to increases in hosting services and data center costs, royalty fees, and compensation costs.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.

Operating Expenses for the Three Months Ended February 28, 2025 and March 1, 2024

(dollars in millions)	Three Months
	2025	2024	% Change
Research and development	$1,026	$939	9%
Percentage of total revenue	18%	18%
Sales and marketing	1,495	1,352	11%
Percentage of total revenue	26%	26%
General and administrative	367	352	4%
Percentage of total revenue	6%	7%
Acquisition termination fee	—	1,000	**
Percentage of total revenue	*	19%
Amortization of intangibles	41	42	(2)%
Percentage of total revenue	1%	1%
Total operating expenses	$2,929	$3,685	(21)%
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
Research and development expenses increased during the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 primarily due to increases in compensation costs and hosting services and data center costs.
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
Sales and marketing expenses increased during the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 primarily due to increases in marketing spend and compensation costs.
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
Acquisition Termination Fee
During the three months ended March 1, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.

Non-Operating Income (Expense), Net for the Three Months Ended February 28, 2025 and March 1, 2024

(dollars in millions)	Three Months
	2025	2024	% Change
Interest expense	$(62)	$(27)	130%
Investment gains (losses), net	6	18	**
Other income (expense), net	75	70	**
Total non-operating income (expense), net	$19	$61	**
 _________________________________________
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears. Floating interest payments on the interest rate swaps are paid quarterly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments.
Interest expense increased during the three months ended February 28, 2025 as compared to the three months ended March 1, 2024 due to the senior notes issued in April 2024 and January 2025. See Notes 5 and 13 for further details regarding our interest rate swaps and debt, respectively.
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
Provision for Income Taxes for the Three Months Ended February 28, 2025 and March 1, 2024

(dollars in millions)	Three Months
	2025	2024	% Change
Provision for income taxes	$371	$348	7%
Effective tax rate	17%	36%
Our effective tax rate decreased by approximately 19 percentage points for the three months ended February 28, 2025, as compared to the three months ended March 1, 2024. The decrease was primarily due to the impact of the Figma acquisition termination fee incurred in the prior year, which was not deductible for financial statement purposes, and an increase in the anticipated benefit from a foreign tax asset in the current year. The decrease was partially offset by a net tax expense related to stock-based compensation recorded during the three months ended February 28, 2025 as compared to a net tax benefit related to stock-based compensation recorded during the year-ago period.
Our effective tax rate for the three months ended February 28, 2025 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $762 million as of February 28, 2025, primarily related to certain state credits and capital loss carryforwards.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $657 million and $666 million as of February 28, 2025 and March 1, 2024, respectively. If the total unrecognized tax benefits as of February 28, 2025 and March 1, 2024 were recognized, $492 million and $502 million would decrease the respective effective tax rates.
As of February 28, 2025 and March 1, 2024, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $55 million over the next 12 months.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Other customary sources of cash include proceeds from maturities and sales of short-term investments and issuance of debt instruments. Our primary uses of cash are general business expenses including payroll and related benefits costs, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary uses of cash include purchases of short-term investments, property and equipment, payments for taxes related to net share settlement of equity awards, and repayment of debt instruments.
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	February 28, 2025	November 29, 2024
Cash and cash equivalents	$6,758	$7,613
Short-term investments	$677	$273
Working capital	$1,692	$711
Stockholders’ equity	$13,095	$14,105
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	February 28, 2025	March 1, 2024
Net cash provided by operating activities	$2,482	$1,174
Net cash provided by (used for) investing activities	(484)	66
Net cash used for financing activities	(2,841)	(2,128)
Effect of foreign currency exchange rates on cash and cash equivalents	(12)	1
Net change in cash and cash equivalents	$(855)	$(887)
Cash Flows from Operating Activities
Net cash provided by operating activities of $2.48 billion for the three months ended February 28, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included increases in deferred revenue, offset by increases in prepaid expenses and other assets.
Cash Flows from Investing Activities
Net cash used for investing activities of $484 million for the three months ended February 28, 2025 was primarily due to purchases of short-term investments, net of proceeds from the maturities and sales of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.84 billion for the three months ended February 28, 2025 was primarily due to payments for our common stock repurchases and repayment of our 1.90% 2025 Notes and 3.25% 2025 Notes. These uses of cash were offset in part by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of February 28, 2025 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. We use professional investment management firms to manage a large portion of our invested cash.

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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of February 28, 2025, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of February 28, 2025, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In January 2025, we issued $800 million of senior notes due January 17, 2028, $700 million of senior notes due January 17, 2030 and $500 million of senior notes due January 17, 2035. In total, we have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. During the three months ended February 28, 2025, we entered into interest rate swaps for certain of our senior notes that effectively convert the fixed interest rates on the notes to floating interest rates. As of February 28, 2025, the carrying value of our senior notes was $6.16 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $1.27 billion for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 13 of our notes to condensed consolidated financial statements for further details regarding our debt.
Contractual Obligations
Our principal commitments as of February 28, 2025 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. Subsequent to February 28, 2025, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by approximately $1.3 billion through December 2029. There have been no other material changes in our purchase obligations during the three months ended February 28, 2025.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
During the three months ended February 28, 2025, we entered into stock repurchase arrangements with a large financial institution and made payments totaling $3.25 billion to repurchase shares. Subsequent to February 28, 2025, as part of the March 2024 stock repurchase authority, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $3.5 billion. Upon completion of this $3.5 billion ASR, $10.9 billion remains under our March 2024 stock repurchase authority.
See Note 10 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Senior Notes
In January 2025, we entered into interest rate swaps related to certain of our senior notes that effectively convert the fixed interest rates to floating interest rates based on SOFR OIS plus a fixed number of basis points through their respective par call dates. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $1.20 billion. As of February 28, 2025, an immediate hypothetical 50 basis point increase or decrease in market interest rates would not have a significant impact on our results of operations.
There have been no other material changes in our market risk exposures for the three months ended February 28, 2025, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of February 28, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe our reputation and brands have been, and we expect them to continue to be, important to our business and financial results. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We have experienced, and may in the future experience, reputational harm from, among other things, the introduction of new products, features, services, or terms that do not meet customer expectations; our position on or approach to new and evolving technologies, including AI; backlash from customers, the creative community, government entities or other stakeholders that disagree with our product offering decisions or public policy, ethical or political positions; significant litigation or regulatory or government actions that negatively reflect on our business practices; data security breaches or compliance failures; and public scrutiny or negative publicity, including being the target of media and social media campaigns, criticizing our actual or perceived actions or inactions, policies, terms, agreements, handling of user privacy, data practices or content. Further, our brands may be negatively affected by uses of our products, services or solutions, particularly our AI offerings, in ways that are out of our control, such as to create or disseminate content that is deemed to be misleading, deceptive or intended to manipulate public opinion, or for illicit, objectionable or illegal ends, or by our failure to respond appropriately and in a timely manner to such uses. Such uses may result in controversy or claims related to defamation, rights of publicity, illegal content, intellectual property infringement, harmful content, misinformation and disinformation, harmful bias, misappropriation, data privacy, derivative uses of third-party AI and personal injury torts. If we fail to appropriately respond to objectionable content created using our products, services or solutions or shared on our platforms, our users may lose confidence in our brands. Entry into markets with weaker protection of brands or changes in the legal systems in countries in which we operate may also impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our users’ trust in us and purchasing decisions and our business and financial results may be adversely affected.
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
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, downturns and recessions, trade disputes, tariffs, armed conflicts and wars;
•tax laws (including U.S. taxes on foreign subsidiaries);
•increased financial accounting and reporting burdens and complexities;
•changes in, or impositions of, legislative or regulatory requirements, including antitrust and competition regulations, or other government actions;
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
As of February 28, 2025, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits, U.S. agency securities and asset-backed securities. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
Risks Related to Laws and Regulations
We are, and may in the future become, subject to litigation, regulatory inquiries and other claims, which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operations and cash flows.
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
We have not prevailed, and may not in the future prevail, in every lawsuit or dispute. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 1, Note 12 of our Notes to Consolidated Financial Statements of this report.
We are subject to risks associated with compliance with laws and regulations globally, which may harm our business.
We are a global company subject to varied and complex laws, regulations, government actions and customs, both domestically and internationally. These local, state, federal and international laws and regulations relate to a number of aspects of our business, including trade laws such as import and export controls, anti-boycott, economic sanctions and embargoes, data and transaction processing security, payment card industry data security standards, consumer protection, records management, user-generated content hosted on websites we operate, privacy practices, data residency, AI regulations, corporate governance, antitrust and competition, employee and third-party complaints, anti-corruption, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and evolving, and may at times conflict. Further, we are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, which may conflict with local customs and practices in other foreign countries, particularly those with developing economies where it is common to engage in practices that would be prohibited under such laws. We cannot provide assurance that our employees, contractors, agents, business partners and vendors will not take actions in violation of our internal policies, U.S. laws or other applicable international laws. Compliance with the above laws and regulations may involve significant costs or require additional changes to our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
In addition, approximately 51% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs.
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
We provide products, services and solutions, directly and indirectly, to a variety of domestic and foreign government entities, which introduces certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes; changes in governmental administrations and policies; fluctuations due to government spending cuts and shutdowns; and highly competitive and lengthy bidding process that may be subject to political influence. Additionally, we are subject to complex regulatory requirements and executive orders, including those related to procurement; export controls; employment; security; and other evolving government-specific contractual requirements. We incur significant up-front time and costs without any assurance that we will win a contract. Operating within a highly regulated industry, we have been and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in termination of contracts and various civil and criminal penalties and administrative sanctions, including payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results. We have made, and may continue to make, significant investments to support future sales opportunities in various government sectors, including to obtain various security authorizations and certifications. Such processes are complex, lengthy and can often be delayed. Furthermore, requirements may change, or we may be unable to achieve or sustain one or more government authorizations or certifications, which could affect our ability to sell to government entities until we meet any new or revised requirements.
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
Our operating results and performance metrics are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, tariffs, economic sanctions and emerging market volatility, and associated uncertainty have caused, and may in the future cause, currencies to fluctuate. Accordingly, amounts reported as annualized recurring revenue, a performance metric which we measure at currency rates that are set at the beginning of each fiscal year and held constant throughout the year, may vary from actual revenue recognized in accordance with generally accepted accounting principles in the United States.

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
As of February 28, 2025, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

Laws, regulations, executive orders and policies relating to environmental, social, and governance (“ESG”) matters are expanding globally. We may be subject to additional climate-related regulations and reporting requirements in the future, as well as changing market dynamics and stakeholder expectations regarding climate change and our environmental impacts. Compliance with such regulations and investments in our ESG commitments may involve significant costs and negatively impact our business, financial condition and results of operations. Additionally, we may be subject to legal proceedings, enforcement actions, stakeholder actions or reputational harm related to our ESG commitments, programs and actions, or from our actual or perceived failure to meet such ESG commitments that could be caused by a variety of factors beyond our control, such as the rapidly evolving regulatory landscape for ESG.
The occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, has had, and may in the future have, an adverse effect on our operating results. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our customers, employees, suppliers and other partners. A global pandemic may also intensify the other risks described in this Part II, Item 1A of this report.
Our stock price may be volatile and your investment could lose value.
Our stock price has been and may continue to be volatile and subject to fluctuations. All factors described in this Part II, Item 1A of this report, some of which are beyond our control, may affect our stock price, including:
•shortfalls in our results or shortfalls, changes to estimates, recommendations or expectations in guidance we provide or provided by financial analysts about our revenue, margins, earnings, annualized recurring revenue, growth rates or other key performance metrics;
•changes to our key performance metrics;
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended February 28, 2025. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
Beginning repurchase authority				$17,650
November 30, 2024—December 27, 2024
Accelerated share repurchases (2),(3)	5.9	$—	5.9	$(2,750)	(3)
December 28, 2024—January 24, 2025
Shares repurchased	0.4	$423.76	0.4	$(167)
January 25, 2025—February 28, 2025
Shares repurchased	0.7	$446.39	0.7	$(333)

Total	7.0		7.0	$14,400
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
(2)In September 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.5 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in December 2024, we received an incremental delivery of 1.4 million shares of our common stock. Under this ASR, we repurchased a total of 5.0 million shares at an average price of $501.37.
(3)In December 2024, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $2.75 billion and received an initial delivery of 4.5 million shares of our common stock at contract inception, representing a portion of the prepayment. Subsequent to February 28, 2025, this ASR was settled which resulted in total repurchases of 6.3 million shares at an average price of $433.84.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	1/18/22	3.1	000-15175

4.1	Indenture, dated January 17, 2025, between Adobe Inc. and Computershare Trust Company, N.A., as trustee	8-K	1/17/25	4.1	000-15175

4.2	Forms of Global Note for Adobe Inc.’s 4.750% Notes due 2028, 4.950% Notes due 2030, and 5.300% Notes due 2035, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	1/17/25	4.2	000-15175

10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*	10-K	1/13/25	10.2H	000-15175

10.2	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*	10-K	1/13/25	10.2I	000-15175

10.3	2025 Performance Share Program*	8-K	1/30/25	10.1	000-15175

10.4	Form of 2025 Performance Share Award Grant Notice and Award Agreement pursuant to 2025 Performance Share Program*	8-K	1/30/25	10.2	000-15175

10.5	2023 Performance Share Program, as amended and restated*	8-K	1/30/25	10.3	000-15175

10.6	2024 Performance Share Program, as amended and restated*	8-K	1/30/25	10.4	000-15175

10.7	2025 Executive Annual Incentive Plan*	8-K	1/30/25	10.5	000-15175

10.8	2019 Equity Incentive Plan, as amended*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology, Security and Operations
(Principal Financial Officer)

Date: March 26, 2025

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat AI Assistant
Acrobat Reader
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Stock
Creative Cloud
Illustrator
Lightroom
Marketo Engage
Photoshop
Premiere Pro

All other trademarks are the property of their respective owners.