Form 10-Q
period 2025-05-30
ADOBE INC.
filed 2025-06-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of June 20, 2025, 424.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	May 30, 2025	November 29, 2024
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,931	$7,613
Short-term investments	782	273
Trade receivables, net of allowances for doubtful accounts of $16 and $14 respectively	1,735	2,072
Prepaid expenses and other current assets	1,530	1,274
Total current assets	8,978	11,232
Property and equipment, net	1,890	1,936
Operating lease right-of-use assets, net	259	281
Goodwill	12,830	12,788
Other intangibles, net	631	782
Deferred income taxes	1,984	1,657
Other assets	1,535	1,554
Total assets	$28,107	$30,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$360	$361
Accrued expenses and other current liabilities	2,256	2,336
Debt	—	1,499
Deferred revenue	6,220	6,131
Income taxes payable	129	119
Operating lease liabilities	74	75
Total current liabilities	9,039	10,521
Long-term liabilities:
Debt	6,166	4,129
Deferred revenue	114	128
Income taxes payable	477	548
Operating lease liabilities	323	353
Other liabilities	540	446
Total liabilities	16,659	16,125
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 427 and 441 shares outstanding, respectively	—	—
Additional paid-in capital	14,375	13,419
Retained earnings	41,744	38,470
Accumulated other comprehensive income (loss)	(333)	(201)
Treasury stock, at cost (174 and 160 shares, respectively)	(44,338)	(37,583)
Total stockholders’ equity	11,448	14,105
Total liabilities and stockholders’ equity	$28,107	$30,230
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Revenue:
Subscription	$5,641	$5,060	$11,124	$9,976
Product	88	104	183	223
Services and other	144	145	280	292
Total revenue	5,873	5,309	11,587	10,491
Cost of revenue:
Subscription	505	456	995	911
Product	6	8	12	13
Services and other	127	134	253	264
Total cost of revenue	638	598	1,260	1,188
Gross profit	5,235	4,711	10,327	9,303
Operating expenses:
Research and development	1,082	984	2,108	1,923
Sales and marketing	1,626	1,445	3,121	2,797
General and administrative	377	355	744	707
Acquisition termination fee	—	—	—	1,000
Amortization of intangibles	41	42	82	84
Total operating expenses	3,126	2,826	6,055	6,511
Operating income	2,109	1,885	4,272	2,792
Non-operating income (expense):
Interest expense	(68)	(41)	(130)	(68)
Investment gains (losses), net	2	4	8	22
Other income (expense), net	58	82	133	152
Total non-operating income (expense), net	(8)	45	11	106
Income before income taxes	2,101	1,930	4,283	2,898
Provision for income taxes	410	357	781	705
Net income	$1,691	$1,573	$3,502	$2,193
Basic net income per share	$3.95	$3.50	$8.10	$4.86
Shares used to compute basic net income per share	428	449	432	451
Diluted net income per share	$3.94	$3.49	$8.08	$4.83
Shares used to compute diluted net income per share	429	451	433	454

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,691	$1,573	$3,502	$2,193
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	3	1	7
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(281)	(2)	(187)	1
Reclassification adjustment for realized gains / losses on derivative instruments	(2)	4	(22)	8
Net increase (decrease) from derivatives designated as hedging instruments	(283)	2	(209)	9
Foreign currency translation adjustments	108	(4)	76	(7)
Other comprehensive income (loss), net of taxes	(175)	1	(132)	9
Total comprehensive income, net of taxes	$1,516	$1,574	$3,370	$2,202

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended May 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at February 28, 2025	601	$—	$13,894	$40,186	$(158)	(166)	$(40,827)	$13,095
Net income	—	—	—	1,691	—	—	—	1,691
Other comprehensive income (loss), net of taxes	—	—	—	—	(175)	—	—	(175)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(133)	—	1	21	(112)
Repurchases of common stock	—	—	—	—	—	(9)	(3,531)	(3,531)
Stock-based compensation	—	—	481	—	—	—	—	481
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448

	Three Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at March 1, 2024	601	$—	$12,037	$33,809	$(277)	(148)	$(30,109)	$15,460
Net income	—	—	—	1,573	—	—	—	1,573
Other comprehensive income (loss), net of taxes	—	—	—	—	1	—	—	1
Re-issuance of treasury stock under stock compensation plans	—	—	—	(155)	—	1	20	(135)
Repurchases of common stock	—	—	—	—	—	(5)	(2,521)	(2,521)
Stock-based compensation	—	—	467	—	—	—	—	467
Value of shares in deferred compensation plan	—	—	—	—	—	—	(2)	(2)
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended May 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	3,502	—	—	—	3,502
Other comprehensive income (loss), net of taxes	—	—	—	—	(132)	—	—	(132)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(228)	—	2	53	(175)
Repurchases of common stock	—	—	—	—	—	(16)	(6,808)	(6,808)
Stock-based compensation	—	—	956	—	—	—	—	956
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448

	Six Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	2,193	—	—	—	2,193
Other comprehensive income (loss), net of taxes	—	—	—	—	9	—	—	9
Re-issuance of treasury stock under stock compensation plans	—	—	—	(312)	—	2	52	(260)
Repurchases of common stock	—	—	—	—	—	(8)	(4,534)	(4,534)
Stock-based compensation	—	—	918	—	—	—	—	918
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	May 30, 2025	May 31, 2024
Cash flows from operating activities:
Net income	$3,502	$2,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	426	426
Stock-based compensation	956	918
Deferred income taxes	(288)	(238)
Other non-cash items	35	29
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	334	604
Prepaid expenses and other assets	(221)	(641)
Trade payables	7	45
Accrued expenses and other liabilities	(92)	(45)
Income taxes payable	(61)	87
Deferred revenue	75	(264)
Net cash provided by operating activities	4,673	3,114
Cash flows from investing activities:
Purchases of short-term investments	(742)	—
Maturities of short-term investments	242	295
Proceeds from sales of short-term investments	3	7
Purchases of property and equipment	(73)	(78)
Purchases of long-term investments, intangibles and other assets	(195)	(49)
Proceeds from sale of long-term investments and other assets	3	2
Net cash provided by (used for) investing activities	(762)	177
Cash flows from financing activities:
Repurchases of common stock	(6,750)	(4,500)
Proceeds from re-issuance of treasury stock	96	97
Taxes paid related to net share settlement of equity awards	(271)	(357)
Proceeds from issuance of debt	1,997	1,997
Repayment of debt	(1,500)	—
Other financing activities, net	(201)	(7)
Net cash used for financing activities	(6,629)	(2,770)
Effect of foreign currency exchange rates on cash and cash equivalents	36	(2)
Net change in cash and cash equivalents	(2,682)	519
Cash and cash equivalents at beginning of period	7,613	7,141
Cash and cash equivalents at end of period	$4,931	$7,660
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,182	$901
Cash paid for interest	$115	$48

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
Recent Accounting Pronouncements Not Yet Effective
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We will adopt the updated standard for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis. While we are continuing to assess the potential impacts of the standard, we do not expect it to have a material impact on our financial statement disclosures.
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 30, 2025, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended May 30, 2025 and May 31, 2024 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended May 30, 2025
Revenue	$4,345	$1,457	$71	$5,873
Cost of revenue	208	408	22	638
Gross profit	$4,137	$1,049	$49	$5,235
Gross profit as a percentage of revenue	95%	72%	69%	89%
Three months ended May 31, 2024
Revenue	$3,908	$1,327	$74	$5,309
Cost of revenue	181	395	22	598
Gross profit	$3,727	$932	$52	$4,711
Gross profit as a percentage of revenue	95%	70%	70%	89%
Our segment results for the six months ended May 30, 2025 and May 31, 2024 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Six months ended May 30, 2025
Revenue	$8,572	$2,871	$144	$11,587
Cost of revenue	407	810	43	1,260
Gross profit	$8,165	$2,061	$101	$10,327
Gross profit as a percentage of revenue	95%	72%	70%	89%
Six months ended May 31, 2024
Revenue	$7,724	$2,616	$151	$10,491
Cost of revenue	352	792	44	1,188
Gross profit	$7,372	$1,824	$107	$9,303
Gross profit as a percentage of revenue	95%	70%	71%	89%
Revenue by geographic area for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

	Three Months		Six Months
(in millions)	2025	2024	2025	2024
Americas	$3,500	$3,188	$6,905	$6,298
EMEA	1,541	1,361	3,043	2,680
APAC	832	760	1,639	1,513
Total	$5,873	$5,309	$11,587	$10,491

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subscription revenue by segment for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

	Three Months		Six Months
(in millions)	2025	2024	2025	2024
Digital Media	$4,280	$3,828	$8,439	$7,553
Digital Experience	1,334	1,204	2,631	2,368
Publishing and Advertising	27	28	54	55
Total subscription revenue	$5,641	$5,060	$11,124	$9,976
Digital Media and Digital Experience subscription revenue by customer group for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

	Three Months		Six Months
(in millions)	2025	2024	2025	2024
Creative and Marketing Professionals	$4,019	$3,643	$7,941	$7,193
Business Professionals and Consumers	1,595	1,389	3,129	2,728
Total Digital Media and Digital Experience subscription revenue	$5,614	$5,032	$11,070	$9,921
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of May 30, 2025, the balance of trade receivables, net of allowances for doubtful accounts, was $1.74 billion, inclusive of unbilled receivables of $92 million. As of November 29, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $66 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $16 million and $14 million as of May 30, 2025 and November 29, 2024, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended May 30, 2025. Contract assets were $224 million and $248 million as of May 30, 2025 and November 29, 2024, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of May 30, 2025, the balance of deferred revenue was $6.33 billion, which includes $87 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of November 29, 2024, the balance of deferred revenue was $6.26 billion. During the three and six months ended May 30, 2025, approximately $1.76 billion and $4.63 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 29, 2024.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 30, 2025, remaining performance obligations were approximately $19.69 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $730 million and $717 million as of May 30, 2025 and November 29, 2024, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $119 million and $141 million as of May 30, 2025 and November 29, 2024, respectively.
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
Cash, cash equivalents and short-term investments consisted of the following as of May 30, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$822	$—	$—	$822
Cash equivalents:
Corporate debt securities	25	—	—	25
Money market funds	3,979	—	—	3,979
Time deposits	105	—	—	105
Total cash equivalents	4,109	—	—	4,109
Total cash and cash equivalents	4,931	—	—	4,931
Short-term fixed income securities:
Asset-backed securities	1	—	—	1
Corporate debt securities	662	—	—	662
U.S. agency securities	3	—	—	3
U.S. Treasury securities	116	—	—	116
Total short-term investments	782	—	—	782
Total cash, cash equivalents and short-term investments	$5,713	$—	$—	$5,713

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
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of May 30, 2025:

(in millions)	Estimated Fair Value
Due within one year	$780
Due between one and two years	2
Total	$782

We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended May 30, 2025 and May 31, 2024, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at May 30, 2025 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$25	$—	$25	$—
Money market funds	3,979	3,979	—	—
Time deposits	105	105	—	—
Short-term investments:
Asset-backed securities	1	—	1	—
Corporate debt securities	662	—	662	—
U.S. agency securities	3	—	3	—
U.S. Treasury securities	116	—	116	—
Prepaid expenses and other current assets:
Foreign currency derivatives	13	—	13	—
Other assets:
Deferred compensation plan assets	302	302	—	—
Foreign currency derivatives	3	—	3	—
Interest rate swap derivatives	63	—	63	—
Total assets	$5,272	$4,386	$886	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$100	$—	$100	$—
Interest rate swap derivatives	18	—	18	—
Other liabilities:
Foreign currency derivatives	64	—	64	—
Total liabilities	$182	$—	$182	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA+. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore categorize all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.09 billion as of May 30, 2025, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of May 30, 2025 and November 29, 2024, gross notional amounts of outstanding cash flow hedges were $5.35 billion and $5.51 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Canadian Dollars and Indian Rupees.
As of May 30, 2025, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $67 million of net losses are expected to be recognized into revenue within the next 12 months.
Fair Value Hedges
During the six months ended May 30, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate (“SOFR OIS”). Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the $2.70 billion notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. See Note 13 for further details regarding our debt.
The interest rate swaps are designated as fair value hedges. We record changes in fair value on the swaps associated with the hedged risk in interest expense in our condensed consolidated statements of income with a corresponding offset to the value of the senior notes being hedged.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of May 30, 2025, gross notional amounts of outstanding contracts were $436 million, primarily hedging exposures denominated in British Pounds, Euros, Japanese Yen and Australian Dollars. As of November 29, 2024, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $381 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of May 30, 2025 and November 29, 2024 were as follows:

(in millions)	2025		2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$15	$163	$128	$10
Interest rate swaps	63	18	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	1	1	1
Total derivatives	$79	$182	$129	$11
Gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended May 30, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $281 million and $187 million of net losses, respectively. Gains and losses on derivative instruments, net of tax, for the three and six months ended May 31, 2024 were immaterial.
For the three and six months ended May 30, 2025 and May 31, 2024, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 6.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of May 30, 2025 and November 29, 2024 was $12.83 billion and $12.79 billion, respectively. During the second quarter of fiscal 2025, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of May 30, 2025 and November 29, 2024 were as follows:

(in millions)	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,207	$(805)	$402	$1,203	$(742)	$461
Purchased technology	877	(788)	89	877	(704)	173
Trademarks	372	(279)	93	372	(258)	114
Other	58	(11)	47	42	(8)	34
Other intangibles, net	$2,514	$(1,883)	$631	$2,494	$(1,712)	$782
Amortization expense related to other intangibles was $83 million and $167 million for the three and six months ended May 30, 2025, respectively. Comparatively, amortization expense related to other intangibles was $84 million and $168 million for the three and six months ended May 31, 2024, respectively. Of these amounts, $42 million and $85 million were included in cost of revenue for the three and six months ended May 30, 2025, respectively, and $42 million and $84 million were included in cost of revenue for the three and six months ended May 31, 2024, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of May 30, 2025, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2025	$143
2026	159
2027	117
2028	72
2029	68
Thereafter	72
Total expected amortization expense	$631
NOTE 7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of May 30, 2025 and November 29, 2024 consisted of the following:

(in millions)	2025	2024
Accrued compensation costs	$1,186	$1,221
Accrued corporate marketing	170	176
Sales and use taxes	122	121
Refund liabilities	119	141
Fair value of derivative liabilities	118	9
Derivative collateral liability	49	168
Other	492	500
Accrued expenses and other current liabilities	$2,256	$2,336
Other primarily includes general business accruals, accrued interest expense and royalties payable.
NOTE 8.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended May 30, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.0	$473.28
Awarded	3.6	$431.94
Released	(1.8)	$462.58
Forfeited	(0.3)	$465.63
Ending outstanding balance	8.5	$458.11	$3,521

Expected to vest	7.8	$457.79	$3,235
The total fair value of restricted stock units vested during the six months ended May 30, 2025 was $726 million.

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
As of May 30, 2025, performance shares awarded under our 2025, 2024 and 2023 Performance Share Programs remained outstanding and unvested.
Performance share activity for the six months ended May 30, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.5	$537.00
Awarded	0.3	$448.63
Released	(0.1)	$505.05
Forfeited	(0.1)	$529.54
Ending outstanding balance	0.6	$501.19	$241

Expected to vest	0.5	$501.35	$220
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the six months ended May 30, 2025 resulted from overall payout at 79% of target for the 2022 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2025.
The total fair value of performance shares vested during the six months ended May 30, 2025 was $49 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $305.04 and 0.3 million shares at an average price of $299.89 for the six months ended May 30, 2025 and May 31, 2024, respectively. The intrinsic value of shares purchased during the six months ended May 30, 2025 and May 31, 2024 was $44 million and $96 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 30, 2025, there was $3.68 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.30 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

	Three Months		Six Months
(in millions)	2025	2024	2025	2024
Cost of revenue	$31	$31	$61	$60
Research and development	247	234	494	463
Sales and marketing	141	134	278	263
General and administrative	62	68	123	132
Total	$481	$467	$956	$918

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 29, 2024	Increase / Decrease	Reclassification Adjustments		May 30, 2025
Net unrealized gains / losses on available-for-sale securities	$(1)	$1	$—		$—
Net unrealized gains / losses on derivative instruments designated as hedging instruments	80	(187)	(22)	(1)	(129)
Cumulative foreign currency translation adjustments	(280)	76	—		(204)
Total accumulated other comprehensive income (loss), net of taxes	$(201)	$(110)	$(22)		$(333)
_________________________________________
(1)Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and six months ended May 30, 2025 and May 31, 2024 were immaterial.
NOTE 10.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. As of May 30, 2025, $10.90 billion remained under our March 2024 stock repurchase authority.
Share repurchase activity for the six months ended May 30, 2025 and May 31, 2024 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Six months ended May 30, 2025
ASRs (1)	14.5	$6,250
Open market repurchases	1.1	500
Total	15.6	$6,750
Six months ended May 31, 2024
ASRs	7.1	$4,500
Other structured stock repurchases	0.6	—	(2)
Total	7.7	$4,500
_________________________________________
(1)    Shares delivered during the six months ended May 30, 2025 include the initial delivery of shares under a $3.5 billion accelerated share repurchase agreement (“ASR”) entered into in March 2025, which remained outstanding as of May 30, 2025. Subsequent to May 30, 2025, the outstanding ASR was settled which resulted in total repurchases of 9.1 million shares.
(2)    During the six months ended May 31, 2024, we received the final delivery of shares under a structured stock repurchase agreement entered into in fiscal 2023.
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share. As of May 30, 2025, a portion of the $3.5 billion prepayment under the ASR entered into in March 2025 was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 30, 2025 and May 31, 2024:

	Three Months		Six Months
(in millions, except per share data)	2025	2024	2025	2024
Net income	$1,691	$1,573	$3,502	$2,193

Shares used to compute basic net income per share	428.2	449.1	432.2	450.9
Dilutive potential common shares from stock plans and programs	0.7	2.3	1.0	3.0
Shares used to compute diluted net income per share	428.9	451.4	433.2	453.9

Basic net income per share	$3.95	$3.50	$8.10	$4.86
Diluted net income per share	$3.94	$3.49	$8.08	$4.83

Anti-dilutive potential common shares	6.4	2.5	4.5	1.7
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of May 30, 2025, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act (“ROSCA”). In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. The FTC then referred the case to the Department of Justice (the “DOJ”), and on June 17, 2024, the DOJ filed a civil complaint in the United States District Court for the Northern District of California, naming Adobe and certain of our employees as defendants. The complaint alleges that Adobe failed to clearly and conspicuously disclose material terms, failed to obtain express informed consent and failed to provide a simple cancellation mechanism regarding our disclosure and subscription cancellation practices in violation of ROSCA and the FTC Act. The DOJ is seeking injunctive relief, civil penalties, equitable monetary relief and other relief. On October 7, 2024, we filed a motion to dismiss the DOJ’s civil complaint, and that motion was fully briefed as of December 23, 2024. On May 2, 2025, the Court denied our motion to dismiss the complaint. The discovery phase is ongoing. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.
On October 20, 2023, a securities class action captioned Pembroke Pines Firefighters & Police Officers Pension Fund et al v. Adobe, Inc. et al, renamed as In Re Adobe Inc. Securities Litigation, Case No. 1:23-cv-09260, was filed in the U.S. District Court for the Southern District of New York (the “Securities Action”) naming Adobe and certain of our current and former officers as defendants. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between July 23, 2021 and September 22, 2022 (the “Class Period”). The complaint, which was amended on February 23, 2024, alleges that certain public statements made by Adobe during the Class Period related to competition from Figma and the adequacy of Adobe’s existing offerings to counter harms Adobe may have faced due to Figma’s growing market position were materially false and misleading. The Securities Action seeks unspecified compensatory damages, attorneys’ fees and costs, and extraordinary equitable and/or injunctive relief. We filed a motion to dismiss the Securities Action, which was granted in full on March 27, 2025. Plaintiff has sought leave to amend the complaint in response to the court’s order.
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action”), purportedly on behalf of Adobe. On January 24, 2024, the Court consolidated the Shah and Gervat Actions (together, the “Consolidated Derivative Action”). On January 18, 2024, a shareholder derivative action captioned Sbriglio v. Narayen et al., Case No. 24-cv-429458, was filed in California Superior Court (the “Sbriglio Action”), purportedly on behalf of Adobe. On January 29, 2024, a shareholder derivative action captioned Roy v. Narayen et al., No. 1:24-cv-00633, was filed in the U.S. District Court for the Southern District of New York, (the “Roy Action”), purportedly on behalf of Adobe. On May 28, 2025, a shareholder derivative action captioned Daniel v. Narayen et al., Case No. 25-cv-46762 was filed in California Superior Court (the “Daniel Action,” and together with the Consolidated Derivative Action, the Roy Action, and the Sbriglio Action, the “Derivative Actions”), purportedly on behalf of Adobe. The Derivative Actions are based largely on the same alleged facts and circumstances as the Securities Action, and name certain of

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The Derivative Actions together allege claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and violations of Section 10(b) (and Rule 10b-5 promulgated thereunder), Section 20(a), and/or Section 21D of the Securities Exchange Act of 1934, as amended, and seek recovery of unspecified damages, restitution, and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat and Daniel Actions, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah and Daniel Actions, on behalf of Adobe. The Consolidated Derivative Action, the Roy Action, and the Sbriglio Action are presently stayed pending the final resolution of the motion to dismiss in the Securities Action.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 13.  DEBT
The carrying value of our borrowings as of May 30, 2025 and November 29, 2024 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2025	2024
1.90% 2025 Notes	February 2020	February 2025	2.07%	$—	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	—	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	—
Total debt outstanding, at par				$6,150	$5,650
Less: Current portion of debt, at par				—	(1,500)
Fair value of interest rate swaps				45	—
Unamortized discount and debt issuance costs				(29)	(21)
Carrying value of long-term debt				$6,166	$4,129

Current portion of debt, at par				$—	$1,500
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$1,499
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
During the six months ended May 30, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the SOFR OIS. Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. The fair value of the interest rate swaps is included in the carrying value of our debt in the condensed consolidated balance sheets. See Note 5 for further details regarding our interest rate swap derivatives.
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of May 30, 2025, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of May 30, 2025, there were no outstanding borrowings under the commercial paper program.

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
OPERATIONS OVERVIEW
For our second quarter of fiscal 2025, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
Our Digital Media products, services and solutions help users create, design and publish rich content and 3D experiences, and improve productivity by transforming how they view, share and collaborate on documents and content. These offerings include our Creative Cloud flagship applications (“apps”) such as Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro and Adobe Stock; as well as Adobe Acrobat, Adobe Express, Adobe Firefly and many more products, which are available across surfaces and platforms as desktop tools, web and mobile apps and cloud-based services. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content first, task-based solutions. In addition, Adobe Firefly-powered generative AI features are available across Digital Media apps including Adobe Photoshop and Adobe Express. Our Adobe Acrobat offerings, with a set of integrated mobile apps and cloud-based document services, enable users to create, collaborate, review, approve, sign and track documents regardless of platform or application source type. These Acrobat offerings enhance the way people manage critical documents at home, in the office and across devices. Last year, we introduced Acrobat AI Assistant, a generative AI-powered product designed to deliver insights and enhance productivity through interactive document experiences, which is available as an add-on subscription to our Adobe Acrobat Pro and Standard and Adobe Acrobat Reader products. Our Digital Media customers include business professionals, consumers, creative professionals, creators and marketing professionals.
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
Digital Media ARR grew to $18.09 billion at the end of the second quarter of fiscal 2025, representing 12.1% year-over-year growth. Our success in driving growth in ARR has positively affected our revenue growth. Digital Media segment revenue grew to $4.35 billion in the second quarter of fiscal 2025, up from $3.91 billion in the second quarter of fiscal 2024, representing 11% year-over-year growth.
Digital Experience
Our Digital Experience apps and services are designed to accelerate customer experience orchestration at scale and supply intelligence for businesses of any size in any industry. Digital Experience is comprised of solutions to deliver actionable data, with products such as Adobe Analytics and Adobe Real-Time Customer Data Platform; optimize personalized content delivery, with products such as Adobe Experience Manager, Adobe Commerce and Adobe GenStudio for Performance Marketing; and manage customer journeys, with products such as Adobe Marketo Engage and Adobe Campaign. Our differentiation and competitive advantage are strengthened by our ability to use the Adobe Experience Platform to integrate our comprehensive set of solutions and our ability to embed AI into our product portfolio, such as with our Adobe Experience Platform AI Assistant, a generative AI-powered conversational interface designed to help customers automate workflows and generate new audiences and journeys. Our Digital Experience customers include marketing professionals such as brand managers, channel marketers and campaign strategists.
Digital Experience revenue was $1.46 billion in the second quarter of fiscal 2025, up from $1.33 billion in the second quarter of fiscal 2024, representing 10% year-over-year growth. Subscription revenue grew to $1.33 billion in the second quarter of fiscal 2025, up from $1.20 billion in the second quarter of fiscal 2024, representing 11% year-over-year growth.
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
Spanning both our Digital Media and Digital Experience segments, we are driving continued business success through audience-specific product innovation and go-to-market strategy focused on the following two customer groups:
•Business Professionals and Consumers desire web and mobile apps with easy-to-use AI capabilities, and are increasingly benefiting from using Adobe Acrobat and Adobe Express. Revenue associated with the Business Professionals and Consumers customer group consists of Adobe Acrobat offerings and Adobe Express, all of which are part of Digital Media.
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
By viewing the Digital Media and Digital Experience segments through this additional lens, we can more effectively execute on our long-term growth strategies. Our success will be achieved through continued acquisition and retention of our customer base by delivering valuable new features and technologies to customers with our latest releases, including generative AI capabilities to enhance creativity, productivity and marketing, and expanding availability of our offerings across an increasing number of surfaces.
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
While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors” in Part II, Item 1A of this report for further discussion of the possible impact of these macroeconomic issues on our business.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended May 30, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2024.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary
•Digital Media ARR of approximately $18.09 billion as of May 30, 2025 increased by 12.1% from $16.14 billion as of May 31, 2024 revalued using currency rates determined at the beginning of fiscal 2025.
•Digital Media revenue of $4.35 billion during the three months ended May 30, 2025 increased by $437 million, or 11%, compared to the year-ago period.
•Digital Experience revenue of $1.46 billion during the three months ended May 30, 2025 increased by $130 million, or 10%, compared to the year-ago period.
•Cost of revenue of $638 million during the three months ended May 30, 2025 increased by $40 million, or 7%, compared to the year-ago period.
•Operating expenses of $3.13 billion during the three months ended May 30, 2025 increased by $300 million, or 11%, compared to the year-ago period.
•Net income of $1.69 billion during the three months ended May 30, 2025 increased by $118 million, or 8%, compared to the year-ago period.
•Cash flows from operations of $4.67 billion during the six months ended May 30, 2025 increased by $1.56 billion, or 50%, compared to the year-ago period, primarily due to payment of the $1 billion Figma termination fee during the first quarter of fiscal 2024.
•Remaining performance obligations of $19.69 billion as of May 30, 2025 increased by 10% from $17.86 billion as of May 31, 2024.
Revenue for the Three and Six Months Ended May 30, 2025 and May 31, 2024

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Subscription	$5,641	$5,060	11%	$11,124	$9,976	12%
Percentage of total revenue	96%	95%		96%	95%
Product	88	104	(15)%	183	223	(18)%
Percentage of total revenue	2%	2%		2%	2%
Services and other	144	145	(1)%	280	292	(4)%
Percentage of total revenue	2%	3%		2%	3%
Total revenue	$5,873	$5,309	11%	$11,587	$10,491	10%
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
Segment Information
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Total revenue by reportable segment for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Digital Media	$4,345	$3,908	11%	$8,572	$7,724	11%
Percentage of total revenue	74%	74%		74%	74%
Digital Experience	1,457	1,327	10%	2,871	2,616	10%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	71	74	(4)%	144	151	(5)%
Percentage of total revenue	1%	1%		1%	1%
Total revenue	$5,873	$5,309	11%	$11,587	$10,491	10%
Revenue from Digital Media increased $437 million and $848 million, and revenue from Digital Experience increased $130 million and $255 million, during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024. The increases in total revenue were due to subscription revenue growth across our Digital Media and Digital Experience offerings.
Subscription revenue by reportable segment for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Digital Media	$4,280	$3,828	12%	$8,439	$7,553	12%
Digital Experience	1,334	1,204	11%	2,631	2,368	11%
Publishing and Advertising	27	28	(4)%	54	55	(2)%
Total subscription revenue	$5,641	$5,060	11%	$11,124	$9,976	12%
Increases in subscription revenue for the Digital Media segment were driven by strength in Creative Cloud flagship apps and Acrobat across all routes to market and geographies. Increases in subscription revenue for the Digital Experience segment were driven by strength in Adobe Experience Platform and related apps, and Adobe Experience Manager.
Digital Media and Digital Experience subscription revenue by customer group for the three and six months ended May 30, 2025 and May 31, 2024 were as follows:

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Creative and Marketing Professionals	$4,019	$3,643	10%	$7,941	$7,193	10%
Business Professionals and Consumers	1,595	1,389	15%	3,129	2,728	15%
Total Digital Media and Digital Experience subscription revenue	$5,614	$5,032	12%	$11,070	$9,921	12%
Increases in subscription revenue for the Creative and Marketing Professionals customer group were driven by strength in Creative Cloud flagship apps, Adobe Experience Platform and related apps, and Adobe Experience Manager. Increases in subscription revenue for the Business Professionals and Consumers customer group were driven by strength in Acrobat.

Geographical Information

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Americas	$3,500	$3,188	10%	$6,905	$6,298	10%
Percentage of total revenue	60%	60%		60%	60%
EMEA	1,541	1,361	13%	3,043	2,680	14%
Percentage of total revenue	26%	26%		26%	26%
APAC	832	760	9%	1,639	1,513	8%
Percentage of total revenue	14%	14%		14%	14%
Total revenue	$5,873	$5,309	11%	$11,587	$10,491	10%

Overall revenue during the three and six months ended May 30, 2025 increased in all geographic regions as compared to the three and six months ended May 31, 2024. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the segment information above.
Included in the overall change in revenue were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024, the U.S. Dollar primarily strengthened against APAC currencies and the Euro, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $24 million and $98 million in the respective periods. The foreign currency impacts to revenue were partially offset by net hedging gains from our cash flow hedging program of $9 million and $39 million, respectively, as compared to the year-ago periods.
Cost of Revenue for the Three and Six Months Ended May 30, 2025 and May 31, 2024

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Subscription	$505	$456	11%	$995	$911	9%
Percentage of total revenue	9%	9%		9%	9%
Product	6	8	(25)%	12	13	(8)%
Percentage of total revenue	*	*		*	*
Services and other	127	134	(5)%	253	264	(4)%
Percentage of total revenue	2%	3%		2%	3%
Total cost of revenue	$638	$598	7%	$1,260	$1,188	6%
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
Cost of subscription revenue increased during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024 primarily due to increases in hosting services and data center costs and, to a lesser degree, compensation costs.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.

Operating Expenses for the Three and Six Months Ended May 30, 2025 and May 31, 2024

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Research and development	$1,082	$984	10%	$2,108	$1,923	10%
Percentage of total revenue	18%	19%		18%	18%
Sales and marketing	1,626	1,445	13%	3,121	2,797	12%
Percentage of total revenue	28%	27%		27%	27%
General and administrative	377	355	6%	744	707	5%
Percentage of total revenue	6%	7%		6%	7%
Acquisition termination fee	—	—	**	—	1,000	**
Percentage of total revenue	*	*		*	10%
Amortization of intangibles	41	42	(2)%	82	84	(2)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$3,126	$2,826	11%	$6,055	$6,511	(7)%
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
Research and development expenses increased during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024 primarily due to increases in compensation costs and, to a lesser degree, hosting services and data center costs.
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
Sales and marketing expenses increased during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024 primarily due to increases in advertising expenses and compensation costs.
General and Administrative
General and administrative expenses consist primarily of compensation and contracted costs, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, expenses associated with computer equipment and software used in the administration of the business, charitable contributions, provision for bad debts and various forms of insurance.
General and administrative expenses increased during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024 primarily due to increases in compensation costs and software licenses.
Acquisition Termination Fee
During the six months ended May 31, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.

Non-Operating Income (Expense), Net for the Three and Six Months Ended May 30, 2025 and May 31, 2024

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Interest expense	$(68)	$(41)	66%	$(130)	$(68)	91%
Investment gains (losses), net	2	4	**	8	22	**
Other income (expense), net	58	82	**	133	152	**
Total non-operating income (expense), net	$(8)	$45	**	$11	$106	**
 _________________________________________
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears. Floating interest payments on our interest rate swaps are paid quarterly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments.
Interest expense increased during the three and six months ended May 30, 2025 as compared to the three and six months ended May 31, 2024 primarily due to the increase in floating rates on our interest rate swaps and higher average debt balances. See Notes 5 and 13 for further details regarding our interest rate swaps and debt, respectively.
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
Provision for Income Taxes for the Three and Six Months Ended May 30, 2025 and May 31, 2024

(dollars in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$410	$357	15%	$781	$705	11%
Effective tax rate	20%	18%		18%	24%
Our effective tax rate increased by approximately two percentage points for the three months ended May 30, 2025, as compared to the three months ended May 31, 2024, primarily due to an increase in the net tax expense related to stock-based compensation during the three months ended May 30, 2025. Our effective tax rate decreased by approximately six percentage points for the six months ended May 30, 2025, as compared to the six months ended May 31, 2024, primarily due to the impact of the Figma acquisition termination fee incurred in the prior year, which was not deductible for financial statement purposes, and an increase in the anticipated benefit from a foreign tax asset in the current year. The decrease was partially offset by a net tax expense related to stock-based compensation recorded during the six months ended May 30, 2025 as compared to a net tax benefit related to stock-based compensation recorded during the year-ago period.
Our effective tax rates for the three and six months ended May 30, 2025 were lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes and a net tax expense related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $779 million as of May 30, 2025, primarily related to certain state credits and capital loss carryforwards.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $685 million and $689 million as of May 30, 2025 and May 31, 2024, respectively. If the total unrecognized tax benefits as of May 30, 2025 and May 31, 2024 were recognized, $516 million and $519 million would decrease the respective effective tax rates.
As of May 30, 2025 and May 31, 2024, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	May 30, 2025	November 29, 2024
Cash and cash equivalents	$4,931	$7,613
Short-term investments	$782	$273
Working capital	$(61)	$711
Stockholders’ equity	$11,448	$14,105
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 30, 2025	May 31, 2024
Net cash provided by operating activities	$4,673	$3,114
Net cash provided by (used for) investing activities	(762)	177
Net cash used for financing activities	(6,629)	(2,770)
Effect of foreign currency exchange rates on cash and cash equivalents	36	(2)
Net change in cash and cash equivalents	$(2,682)	$519
Cash Flows from Operating Activities
Net cash provided by operating activities of $4.67 billion for the six months ended May 30, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included decreases in trade receivables driven by strong collections, offset by increases in prepaid expenses and other assets.
Cash Flows from Investing Activities
Net cash used for investing activities of $762 million for the six months ended May 30, 2025 was primarily due to purchases of short-term and long-term investments, net of proceeds from the maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $6.63 billion for the six months ended May 30, 2025 was primarily due to payments for our common stock repurchases and repayment of our 1.90% 2025 Notes and 3.25% 2025 Notes. These uses of cash were offset in part by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of May 30, 2025 primarily consisted of money market funds, corporate debt securities, U.S. Treasury securities and time deposits. We use professional investment management firms to manage a large portion of our invested cash.

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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of May 30, 2025, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of May 30, 2025, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In January 2025, we issued $800 million of senior notes due January 17, 2028, $700 million of senior notes due January 17, 2030 and $500 million of senior notes due January 17, 2035. In total, we have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. During the six months ended May 30, 2025, we entered into interest rate swaps for certain of our senior notes that effectively convert the fixed interest rates on the notes to floating interest rates. As of May 30, 2025, the carrying value of our senior notes was $6.17 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $1.20 billion for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 13 of our notes to condensed consolidated financial statements for further details regarding our debt.
Contractual Obligations
Our principal commitments as of May 30, 2025 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the second quarter of fiscal 2025, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by approximately $1.3 billion through December 2029. There have been no other material changes in our purchase obligations during the six months ended May 30, 2025.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. As of May 30, 2025, $10.90 billion remained under our March 2024 stock repurchase authority.
During the six months ended May 30, 2025, we entered into stock repurchase arrangements with a large financial institution and made payments totaling $6.75 billion to repurchase shares. Subsequent to May 30, 2025, as part of the March 2024 stock repurchase authority, we entered into a stock repurchase arrangement with a large financial institution under which we may execute up to $2.5 billion in open market repurchases.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Senior Notes
During the six months ended May 30, 2025, we entered into interest rate swaps related to certain of our senior notes that effectively convert the fixed interest rates to floating interest rates based on SOFR OIS plus a fixed number of basis points through their respective par call dates. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $2.70 billion. As of May 30, 2025, an immediate hypothetical 50 basis point increase or decrease in market interest rates would not have a significant impact on our results of operations.
There have been no other material changes in our market risk exposures for the six months ended May 30, 2025, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In April 2025, we implemented a new enterprise resource planning system and, consequently, modified the design and operation of certain of our internal controls over activities related to accumulation, recording and reporting of information in our financial statements. We have performed an evaluation of our control environment, operating procedures, data and internal controls and determined that the design of our processes and controls have continued to operate effectively throughout this system implementation. There were no other changes in our internal control over financial reporting during the quarter ended May 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We operate in rapidly evolving industries and expect the pace of innovation to continue to accelerate. We must continually introduce new, and enhance existing, products, services and solutions to retain customers and attract new customers. Developing new products, services and solutions is complex, requires significant investment and operational costs and may not be profitable, and our investments in new technologies are speculative and may not yield the expected business or financial benefits. The commercial success of new or enhanced products, services and solutions depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other products, services and solutions. If we fail to anticipate or identify technological, creative or marketing trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. For example, generative and agentic artificial intelligence technologies enable users of all skill levels to create and provide new ways of marketing, creating content and interacting with documents, which could significantly disrupt industries in which we operate and our existing products, services and solutions and our business may be harmed if we fail to invest or adapt. While we have released new generative artificial intelligence products, such as Adobe Firefly, and are focused on enhancing the artificial intelligence (“AI”) capabilities of our products and incorporating AI across existing products, services and solutions, there can be no assurance that our new or enhanced products and AI innovations will be successful, adopted or monetizable or that we will innovate effectively to keep pace with the rapid evolution of AI across our offerings. If we do not successfully innovate, adapt to rapid technological or industry changes and meet customer needs, our business and our financial results may be harmed.
Issues relating to the development and use of AI in our offerings may result in reputational harm, liability and adverse financial results.
Social, ethical and operational issues relating to the use of AI, including generative AI and agentic AI, in our offerings may result in reputational harm, liability and additional costs. We are increasingly incorporating AI technologies, developed by us and by third parties, into many of our offerings. If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.
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
As of May 30, 2025, our investment portfolio primarily consisted of money market funds, corporate debt securities, U.S. Treasury securities and time deposits. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
Some of our enterprise offerings have extended and complex sales cycles, which may increase our costs and make our sales cycles unpredictable.
As we continue to target enterprise customers for certain of our offerings, including Adobe Experience Cloud in our Digital Experience business and our Enterprise Term License Agreements in our Digital Media business, we may face increased costs, longer sales cycles, greater competition and less predictability in completing our sales. For our enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services and solutions, particularly because the decision to use our products, services and solutions is often an enterprise-wide decision. We are increasingly offering end-to-end solutions that include cross-cloud and generative AI capabilities, which have in the past, and may in the future, increase the complexity of technical or contractual assurances or requirements that we or our customers require as part of the contracting process, leading to extended sales cycles. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic and geopolitical events such as trade disputes and tariffs have caused, and may continue to cause, additional spend scrutiny and delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required to complete a sale, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more services resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Since the sales cycles for our enterprise offerings are multi-phased and complex, it is often unpredictable when a given sales cycle will close. Our revenue from enterprise customers may be affected by longer-than-expected sales, contract negotiation and implementation cycles, extended collection cycles, potential deferral of revenue and alternative licensing arrangements. Additionally, our enterprise sales pattern has historically been, and is expected to remain, uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.
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
We have not prevailed, and may not in the future prevail, in every lawsuit or dispute. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 1, Note 12 of our notes to condensed consolidated financial statements of this report.
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
As of May 30, 2025, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 30, 2025. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
Beginning repurchase authority				$14,400
March 1 —March 28, 2025
Accelerated share repurchases (2),(3)	8.6	$—	8.6	$(3,500)	(3)
March 29 — April 25, 2025
Shares repurchased	—	$—	—	$—
April 26 —May 30, 2025
Shares repurchased	—	$—	—	$—

Total	8.6		8.6	$10,900
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
(2)In December 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $2.75 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in March 2025, we received an incremental delivery of 1.8 million shares of our common stock. Under this ASR, we repurchased a total of 6.3 million shares at an average price of $433.84.
(3)In March 2025, we entered into an ASR with a large financial institution whereupon we provided them with a prepayment of $3.5 billion and received an initial delivery of 6.8 million shares of our common stock at contract inception, representing a portion of the prepayment. Subsequent to May 30, 2025, this ASR was settled which resulted in total repurchases of 9.1 million shares at an average price of $383.14.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	4/24/25	3.1	000-15175

10.1	2019 Equity Incentive Plan, as amended*	8-K	4/24/25	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology, Security and Operations
(Principal Financial Officer)

Date: June 25, 2025

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat AI Assistant
Acrobat Reader
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Experience Manager
Adobe Experience Platform AI Assistant
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Stock
Creative Cloud
Illustrator
Lightroom
Marketo Engage
Photoshop
Premiere Pro

All other trademarks are the property of their respective owners.