Form 10-Q
period 2025-08-29
ADOBE INC.
filed 2025-09-24
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 19, 2025, 418.6 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	August 29, 2025	November 29, 2024
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,982	$7,613
Short-term investments	958	273
Trade receivables, net of allowances for doubtful accounts of $14 for both periods	2,093	2,072
Prepaid expenses and other current assets	1,379	1,274
Total current assets	9,412	11,232
Property and equipment, net	1,908	1,936
Operating lease right-of-use assets, net	307	281
Goodwill	12,862	12,788
Other intangibles, net	555	782
Deferred income taxes	2,092	1,657
Other assets	1,618	1,554
Total assets	$28,754	$30,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$337	$361
Accrued expenses and other current liabilities	2,289	2,336
Debt	—	1,499
Deferred revenue	6,385	6,131
Income taxes payable	154	119
Operating lease liabilities	74	75
Total current liabilities	9,239	10,521
Long-term liabilities:
Debt	6,200	4,129
Deferred revenue	149	128
Income taxes payable	502	548
Operating lease liabilities	362	353
Other liabilities	532	446
Total liabilities	16,984	16,125
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 420 and 441 shares outstanding, respectively	—	—
Additional paid-in capital	14,968	13,419
Retained earnings	43,516	38,470
Accumulated other comprehensive income (loss)	(341)	(201)
Treasury stock, at cost (181 and 160 shares, respectively)	(46,373)	(37,583)
Total stockholders’ equity	11,770	14,105
Total liabilities and stockholders’ equity	$28,754	$30,230
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29, 2025	August 30, 2024	August 29, 2025	August 30, 2024
Revenue:
Subscription	$5,791	$5,180	$16,915	$15,156
Product	68	82	251	305
Services and other	129	146	409	438
Total revenue	5,988	5,408	17,575	15,899
Cost of revenue:
Subscription	510	413	1,505	1,324
Product	5	6	17	19
Services and other	127	135	380	399
Total cost of revenue	642	554	1,902	1,742
Gross profit	5,346	4,854	15,673	14,157
Operating expenses:
Research and development	1,088	1,022	3,196	2,945
Sales and marketing	1,639	1,431	4,760	4,228
General and administrative	408	366	1,152	1,073
Acquisition termination fee	—	—	—	1,000
Amortization of intangibles	38	43	120	127
Total operating expenses	3,173	2,862	9,228	9,373
Operating income	2,173	1,992	6,445	4,784
Non-operating income (expense):
Interest expense	(67)	(51)	(197)	(119)
Investment gains (losses), net	23	12	31	34
Other income (expense), net	58	89	191	241
Total non-operating income (expense), net	14	50	25	156
Income before income taxes	2,187	2,042	6,470	4,940
Provision for income taxes	415	358	1,196	1,063
Net income	$1,772	$1,684	$5,274	$3,877
Basic net income per share	$4.18	$3.78	$12.28	$8.63
Shares used to compute basic net income per share	423	445	429	449
Diluted net income per share	$4.18	$3.76	$12.26	$8.58
Shares used to compute diluted net income per share	424	448	430	452

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29, 2025	August 30, 2024	August 29, 2025	August 30, 2024

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,772	$1,684	$5,274	$3,877
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	3	1	10
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(44)	(60)	(231)	(59)
Reclassification adjustment for realized gains / losses on derivative instruments	15	1	(8)	9
Net increase (decrease) from derivatives designated as hedging instruments	(29)	(59)	(239)	(50)
Foreign currency translation adjustments	21	23	98	16
Other comprehensive income (loss), net of taxes	(8)	(33)	(140)	(24)
Total comprehensive income, net of taxes	$1,764	$1,651	$5,134	$3,853

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended August 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448
Net income	—	—	—	1,772	—	—	—	1,772
Other comprehensive income (loss), net of taxes	—	—	—	—	(8)	—	—	(8)
Re-issuance of treasury stock under stock compensation plans	—	—	96	—	—	1	46	142
Repurchases of common stock	—	—	—	—	—	(8)	(2,081)	(2,081)
Stock-based compensation	—	—	497	—	—	—	—	497
Balances at August 29, 2025	601	$—	$14,968	$43,516	$(341)	(181)	$(46,373)	$11,770

	Three Months Ended August 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 31, 2024	601	$—	$12,504	$35,227	$(276)	(152)	$(32,612)	$14,843
Net income	—	—	—	1,684	—	—	—	1,684
Other comprehensive income (loss), net of taxes	—	—	—	—	(33)	—	—	(33)
Re-issuance of treasury stock under stock compensation plans	—	—	48	—	—	1	48	96
Repurchases of common stock	—	—	—	—	—	(5)	(2,519)	(2,519)
Stock-based compensation	—	—	474	—	—	—	—	474
Balances at August 30, 2024	601	$—	$13,026	$36,911	$(309)	(156)	$(35,083)	$14,545

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended August 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	5,274	—	—	—	5,274
Other comprehensive income (loss), net of taxes	—	—	—	—	(140)	—	—	(140)
Re-issuance of treasury stock under stock compensation plans	—	—	96	(228)	—	3	99	(33)
Repurchases of common stock	—	—	—	—	—	(24)	(8,889)	(8,889)
Stock-based compensation	—	—	1,453	—	—	—	—	1,453
Balances at August 29, 2025	601	$—	$14,968	$43,516	$(341)	(181)	$(46,373)	$11,770

	Nine Months Ended August 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	3,877	—	—	—	3,877
Other comprehensive income (loss), net of taxes	—	—	—	—	(24)	—	—	(24)
Re-issuance of treasury stock under stock compensation plans	—	—	48	(312)	—	3	100	(164)
Repurchases of common stock	—	—	—	—	—	(13)	(7,053)	(7,053)
Stock-based compensation	—	—	1,392	—	—	—	—	1,392
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at August 30, 2024	601	$—	$13,026	$36,911	$(309)	(156)	$(35,083)	$14,545

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	August 29, 2025	August 30, 2024
Cash flows from operating activities:
Net income	$5,274	$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	634	639
Stock-based compensation	1,453	1,392
Deferred income taxes	(391)	(341)
Other non-cash items	37	41
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(25)	414
Prepaid expenses and other assets	(157)	(799)
Trade payables	(23)	2
Accrued expenses and other liabilities	(195)	(162)
Income taxes payable	(11)	116
Deferred revenue	275	(44)
Net cash provided by operating activities	6,871	5,135
Cash flows from investing activities:
Purchases of short-term investments	(1,351)	—
Maturities of short-term investments	681	379
Proceeds from sales of short-term investments	4	9
Acquisitions, net of cash acquired	(17)	—
Purchases of property and equipment	(145)	(135)
Purchases of long-term investments, intangibles and other assets	(216)	(125)
Proceeds from sale of long-term investments and other assets	3	2
Net cash provided by (used for) investing activities	(1,041)	130
Cash flows from financing activities:
Repurchases of common stock	(8,807)	(7,000)
Proceeds from re-issuance of treasury stock	348	361
Taxes paid related to net share settlement of equity awards	(381)	(525)
Proceeds from issuance of debt	1,997	1,997
Repayment of debt	(1,500)	—
Other financing activities, net	(162)	(56)
Net cash used for financing activities	(8,505)	(5,223)
Effect of foreign currency exchange rates on cash and cash equivalents	44	10
Net change in cash and cash equivalents	(2,631)	52
Cash and cash equivalents at beginning of period	7,613	7,141
Cash and cash equivalents at end of period	$4,982	$7,193
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,705	$1,389
Cash paid for interest	$196	$94

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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 29, 2025, as compared to the recent accounting pronouncements described in our Annual Report, that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Segment Information
Our segment results for the three months ended August 29, 2025 and August 30, 2024 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Three months ended August 29, 2025
Revenue	$4,459	$1,476	$53	$5,988
Cost of revenue	212	410	20	642
Gross profit	$4,247	$1,066	$33	$5,346
Gross profit as a percentage of revenue	95%	72%	62%	89%
Three months ended August 30, 2024
Revenue	$3,995	$1,354	$59	$5,408
Cost of revenue	137	395	22	554
Gross profit	$3,858	$959	$37	$4,854
Gross profit as a percentage of revenue	97%	71%	63%	90%
Our segment results for the nine months ended August 29, 2025 and August 30, 2024 were as follows:

(dollars in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total
Nine months ended August 29, 2025
Revenue	$13,031	$4,347	$197	$17,575
Cost of revenue	619	1,220	63	1,902
Gross profit	$12,412	$3,127	$134	$15,673
Gross profit as a percentage of revenue	95%	72%	68%	89%
Nine months ended August 30, 2024
Revenue	$11,719	$3,970	$210	$15,899
Cost of revenue	489	1,187	66	1,742
Gross profit	$11,230	$2,783	$144	$14,157
Gross profit as a percentage of revenue	96%	70%	69%	89%
Revenue by geographic area for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

	Three Months		Nine Months
(in millions)	2025	2024	2025	2024
Americas	$3,555	$3,241	$10,460	$9,539
EMEA	1,586	1,405	4,629	4,085
APAC	847	762	2,486	2,275
Total	$5,988	$5,408	$17,575	$15,899

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Subscription revenue by segment for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

	Three Months		Nine Months
(in millions)	2025	2024	2025	2024
Digital Media	$4,397	$3,921	$12,836	$11,474
Digital Experience	1,368	1,231	3,999	3,599
Publishing and Advertising	26	28	80	83
Total subscription revenue	$5,791	$5,180	$16,915	$15,156
Digital Media and Digital Experience subscription revenue by customer group for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

	Three Months		Nine Months
(in millions)	2025	2024	2025	2024
Creative and Marketing Professionals	$4,117	$3,715	$12,058	$10,908
Business Professionals and Consumers	1,648	1,437	4,777	4,165
Total Digital Media and Digital Experience subscription revenue	$5,765	$5,152	$16,835	$15,073
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of August 29, 2025, the balance of trade receivables, net of allowances for doubtful accounts, was $2.09 billion, inclusive of unbilled receivables of $82 million. As of November 29, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $66 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. As of August 29, 2025 and November 29, 2024, the allowance for doubtful accounts was $14 million for both periods.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended August 29, 2025. Contract assets were $229 million and $248 million as of August 29, 2025 and November 29, 2024, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of August 29, 2025, the balance of deferred revenue was $6.53 billion, which includes $64 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of November 29, 2024, the balance of deferred revenue was $6.26 billion. During the three and nine months ended August 29, 2025, approximately $1.08 billion and $5.72 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 29, 2024.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of August 29, 2025, remaining performance obligations were approximately $20.44 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $731 million and $717 million as of August 29, 2025 and November 29, 2024, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $124 million and $141 million as of August 29, 2025 and November 29, 2024, respectively.
NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and unrealized non-credit-related losses of marketable debt securities are included in accumulated other comprehensive income (loss), net of taxes, in our condensed consolidated balance sheets. Unrealized credit-related losses are recorded to other income (expense), net in our condensed consolidated statements of income with a corresponding allowance for credit-related losses in our condensed consolidated balance sheets. Gains and losses are determined using the specific identification method and recognized when realized in our condensed consolidated statements of income.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of August 29, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$940	$—	$—	$940
Cash equivalents:
Corporate debt securities	607	—	—	607
Money market funds	3,389	—	—	3,389
Time deposits	46	—	—	46
Total cash equivalents	4,042	—	—	4,042
Total cash and cash equivalents	4,982	—	—	4,982
Short-term fixed income securities:
Asset-backed securities	1	—	—	1
Corporate debt securities	700	—	—	700
U.S. Treasury securities	257	—	—	257
Total short-term investments (1)	958	—	—	958
Total cash, cash equivalents and short-term investments	$5,940	$—	$—	$5,940

_________________________________________
(1)As of August 29, 2025, all short-term fixed income debt securities classified as short-term investments had stated effective maturities within one year.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended August 29, 2025 and August 30, 2024, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at August 29, 2025 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$607	$—	$607	$—
Money market funds	3,389	3,389	—	—
Time deposits	46	46	—	—
Short-term investments:
Asset-backed securities	1	—	1	—
Corporate debt securities	700	—	700	—
U.S. Treasury securities	257	—	257	—
Prepaid expenses and other current assets:
Foreign currency derivatives	16	—	16	—
Interest rate swap derivatives	5	—	5	—
Other assets:
Deferred compensation plan assets	329	329	—	—
Foreign currency derivatives	4	—	4	—
Interest rate swap derivatives	92	—	92	—
Total assets	$5,446	$3,764	$1,682	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$151	$—	$151	$—
Interest rate swap derivatives	19	—	19	—
Other liabilities:
Foreign currency derivatives	31	—	31	—
Total liabilities	$201	$—	$201	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.16 billion as of August 29, 2025, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of August 29, 2025 and November 29, 2024, gross notional amounts of outstanding cash flow hedges were $5.48 billion and $5.51 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Canadian Dollars and Indian Rupees.
As of August 29, 2025, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $111 million of net losses are expected to be recognized into revenue within the next 12 months.
Fair Value Hedges
During the nine months ended August 29, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate (“SOFR OIS”). Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the $2.70 billion notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. See Note 13 for further details regarding our debt.
The interest rate swaps are designated as fair value hedges. We record changes in fair value on the swaps associated with the hedged risk in interest expense in our condensed consolidated statements of income with a corresponding offset to the value of the senior notes being hedged.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of August 29, 2025, gross notional amounts of outstanding contracts were $370 million, primarily hedging exposures denominated in Australian Dollars, Euros, British Pounds and Japanese Yen. As of November 29, 2024, total notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $381 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of August 29, 2025 and November 29, 2024 were as follows:

(in millions)	2025		2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$20	$181	$128	$10
Interest rate swaps	97	19	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	1	1	1
Total derivatives	$117	$201	$129	$11
Unrealized gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended August 29, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $44 million and $231 million of net losses, respectively. Unrealized gains and losses on derivative instruments, net of tax, for the three and nine months ended August 30, 2024 were primarily associated with our foreign exchange contracts, for which we recognized $60 million and $59 million of net losses, respectively.
For the three and nine months ended August 29, 2025 and August 30, 2024, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 6.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of August 29, 2025 and November 29, 2024 was $12.86 billion and $12.79 billion, respectively. During the second quarter of fiscal 2025, we completed our annual goodwill impairment test associated with our reporting units and determined there was no impairment of goodwill.
Other intangible assets subject to amortization as of August 29, 2025 and November 29, 2024 were as follows:

(in millions)	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,208	$(832)	$376	$1,203	$(742)	$461
Purchased technology	881	(830)	51	877	(704)	173
Trademarks	372	(290)	82	372	(258)	114
Other	59	(13)	46	42	(8)	34
Other intangibles, net	$2,520	$(1,965)	$555	$2,494	$(1,712)	$782
Amortization expense related to other intangibles was $81 million and $248 million for the three and nine months ended August 29, 2025, respectively. Comparatively, amortization expense related to other intangibles was $84 million and $252 million for the three and nine months ended August 30, 2024, respectively. Of these amounts, $42 million and $127 million were included in cost of revenue for the three and nine months ended August 29, 2025, respectively, and $41 million and $125 million were included in cost of revenue for the three and nine months ended August 30, 2024, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of August 29, 2025, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2025	$62
2026	160
2027	118
2028	73
2029	69
Thereafter	73
Total expected amortization expense	$555
NOTE 7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of August 29, 2025 and November 29, 2024 consisted of the following:

(in millions)	2025	2024
Accrued compensation costs	$1,074	$1,221
Accrued corporate marketing	191	176
Refund liabilities	124	141
Sales and use taxes	123	121
Fair value of derivative liabilities	170	9
Derivative collateral liability	88	168
Other	519	500
Accrued expenses and other current liabilities	$2,289	$2,336
Other primarily includes general business accruals, accrued interest expense and royalties payable.
NOTE 8.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended August 29, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.0	$473.28
Awarded	4.2	$423.98
Released	(2.7)	$462.83
Forfeited	(0.5)	$465.06
Ending outstanding balance	8.0	$451.36	$2,842

Expected to vest	7.3	$451.26	$2,617
The total fair value of restricted stock units vested during the nine months ended August 29, 2025 was $1.06 billion.

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
As of August 29, 2025, performance shares awarded under our 2025, 2024 and 2023 Performance Share Programs remained outstanding and unvested.
Performance share activity for the nine months ended August 29, 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.5	$537.00
Awarded	0.3	$448.63
Released	(0.1)	$505.05
Forfeited	(0.1)	$528.19
Ending outstanding balance	0.6	$501.15	$206

Expected to vest	0.5	$501.30	$190
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the nine months ended August 29, 2025 resulted from overall payout at 79% of target for the 2022 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2025.
The total fair value of performance shares vested during the nine months ended August 29, 2025 was $49 million.
Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $321.93 and 1.2 million shares at an average price of $298.53 for the nine months ended August 29, 2025 and August 30, 2024, respectively. The intrinsic value of shares purchased during the nine months ended August 29, 2025 and August 30, 2024 was $88 million and $324 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 29, 2025, there was $3.47 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.27 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

	Three Months		Nine Months
(in millions)	2025	2024	2025	2024
Cost of revenue	$32	$30	$93	$90
Research and development	254	241	748	704
Sales and marketing	145	140	423	403
General and administrative	66	63	189	195
Total	$497	$474	$1,453	$1,392

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 29, 2024	Increase / Decrease	Reclassification Adjustments		August 29, 2025
Net unrealized gains / losses on available-for-sale securities	$(1)	$1	$—		$—
Net unrealized gains / losses on derivative instruments designated as hedging instruments	80	(231)	(8)	(1)	(159)
Cumulative foreign currency translation adjustments	(280)	98	—		(182)
Total accumulated other comprehensive income (loss), net of taxes	$(201)	$(132)	$(8)		$(341)
_________________________________________
(1)    Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended August 29, 2025 and August 30, 2024 were immaterial.
NOTE 10.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In June 2025, we entered into a stock repurchase arrangement with a large financial institution to execute up to $2.5 billion in open market repurchases, which remained partially outstanding as of August 29, 2025. Upon completion of this arrangement, $8.40 billion remains under our March 2024 stock repurchase authority.
Share repurchase activity for the nine months ended August 29, 2025 and August 30, 2024 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Nine months ended August 29, 2025
Accelerated share repurchase agreements	16.8	$6,250
Open market repurchases	6.8	2,556
Total	23.6	$8,806
Nine months ended August 30, 2024
Accelerated share repurchase agreements	12.3	$7,000
Other structured stock repurchases	0.6	—	(1)
Total	12.9	$7,000
_________________________________________
(1)    During the nine months ended August 30, 2024, we received the final delivery of shares under a structured stock repurchase agreement entered into in fiscal 2023.
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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 29, 2025 and August 30, 2024:

	Three Months		Nine Months
(in millions, except per share data)	2025	2024	2025	2024
Net income	$1,772	$1,684	$5,274	$3,877

Shares used to compute basic net income per share	423.5	445.3	429.3	449.1
Dilutive potential common shares from stock plans and programs	0.6	2.3	0.9	2.7
Shares used to compute diluted net income per share	424.1	447.6	430.2	451.8

Basic net income per share	$4.18	$3.78	$12.28	$8.63
Diluted net income per share	$4.18	$3.76	$12.26	$8.58

Anti-dilutive potential common shares	5.9	2.0	5.0	1.8
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of August 29, 2025, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action”), purportedly on behalf of Adobe. On January 24, 2024, the Court consolidated the Shah and Gervat Actions (together, the “Consolidated Derivative Action”). On January 18, 2024, a shareholder derivative action captioned Sbriglio v. Narayen et al., Case No. 24-cv-429458, was filed in California Superior Court (the “Sbriglio Action”), purportedly on behalf of Adobe. On January 29, 2024, a shareholder derivative action captioned Roy v. Narayen et al., No. 1:24-cv-00633, was filed in the U.S. District Court for the Southern District of New York, (the “Roy Action”), purportedly on behalf of Adobe. On May 28, 2025, a shareholder derivative action captioned Daniel v. Narayen et al., Case No. 25-cv-46762 was filed in California Superior Court (the “Daniel Action,” and together with the Consolidated Derivative Action, the Roy Action, and the Sbriglio Action, the “Derivative Actions”), purportedly on behalf of Adobe. On July 11, 2025, the Sbriglio and Daniel Actions were consolidated. The Derivative Actions are based largely on the same alleged

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
facts and circumstances as the Securities Action, and name certain of our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The Derivative Actions together allege claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and violations of Section 10(b) (and Rule 10b-5 promulgated thereunder), Section 20(a), and/or Section 21D of the Securities Exchange Act of 1934, as amended, and seek recovery of unspecified damages, restitution, and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat and Daniel Actions, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah and Daniel Actions, on behalf of Adobe. The Derivative Actions are presently stayed.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 13.  DEBT
The carrying value of our borrowings as of August 29, 2025 and November 29, 2024 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2025	2024
1.90% 2025 Notes	February 2020	February 2025	2.07%	$—	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	—	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	—
Total debt outstanding, at par				$6,150	$5,650
Less: Current portion of debt, at par				—	(1,500)
Fair value of interest rate swaps				78	—
Unamortized discount and debt issuance costs				(28)	(21)
Carrying value of long-term debt				$6,200	$4,129

Current portion of debt, at par				$—	$1,500
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$1,499
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
During the nine months ended August 29, 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the SOFR OIS. Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. The fair value of the interest rate swaps is included in the carrying value of our debt in the condensed consolidated balance sheets. See Note 5 for further details regarding our interest rate swap derivatives.
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of August 29, 2025, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of August 29, 2025, there were no outstanding borrowings under the commercial paper program.

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
OPERATIONS OVERVIEW
For our third quarter of fiscal 2025, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
Our Digital Media products, services and solutions help users create, design and publish rich content and 3D experiences, and improve productivity by transforming how they view, share and collaborate on documents and content. These offerings include our Creative Cloud flagship applications (“apps”) such as Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro and Adobe Stock; as well as Adobe Acrobat, Adobe Express, Adobe Firefly and many more products, which are available across surfaces and platforms as desktop tools, web and mobile apps and cloud-based services. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content first, task-based solutions. Our Adobe Acrobat offerings fuel document productivity, enabling users to create, collaborate, review, approve, sign and track documents at home, in the office and across devices. AI innovation is deeply infused into our Digital Media solutions, including through Adobe Firefly-powered generative AI features available across our Creative Cloud flagship apps, and through Acrobat AI Assistant, a generative AI-powered conversational interface designed to enhance document experiences. Our Digital Media customers include business professionals, consumers, creative professionals, creators and marketing professionals.
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
Digital Media ARR grew to $18.59 billion at the end of the third quarter of fiscal 2025, representing 11.7% year-over-year growth. Our success in driving growth in ARR has positively affected our revenue growth. Digital Media segment revenue grew to $4.46 billion in the third quarter of fiscal 2025, up from $4.00 billion in the third quarter of fiscal 2024, representing 12% year-over-year growth.
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
Digital Experience revenue was $1.48 billion in the third quarter of fiscal 2025, up from $1.35 billion in the third quarter of fiscal 2024, representing 9% year-over-year growth. Subscription revenue grew to $1.37 billion in the third quarter of fiscal 2025, up from $1.23 billion in the third quarter of fiscal 2024, representing 11% year-over-year growth.
Customer-Focused Strategy
Our customers often are involved in workflows that integrate multiple Adobe products across both segments. By combining the creativity of our Digital Media business with the science of our Digital Experience business, such as with our Adobe GenStudio solutions, we help our customers to more efficiently and effectively make, manage, measure and monetize their content across every channel with an end-to-end workflow.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 29, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 29, 2024.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary
•Digital Media ARR of approximately $18.59 billion as of August 29, 2025 increased by 11.7% from $16.64 billion as of August 30, 2024 revalued using currency rates determined at the beginning of fiscal 2025.
•Digital Media revenue of $4.46 billion during the three months ended August 29, 2025 increased by $464 million, or 12%, compared to the year-ago period.
•Digital Experience revenue of $1.48 billion during the three months ended August 29, 2025 increased by $122 million, or 9%, compared to the year-ago period.
•Cost of revenue of $642 million during the three months ended August 29, 2025 increased by $88 million, or 16%, compared to the year-ago period.
•Operating expenses of $3.17 billion during the three months ended August 29, 2025 increased by $311 million, or 11%, compared to the year-ago period.
•Net income of $1.77 billion during the three months ended August 29, 2025 increased by $88 million, or 5%, compared to the year-ago period.
•Cash flows from operations of $6.87 billion during the nine months ended August 29, 2025 increased by $1.74 billion, or 34%, compared to the year-ago period, primarily due to payment of the $1 billion Figma termination fee during the first quarter of fiscal 2024.
•Remaining performance obligations of $20.44 billion as of August 29, 2025 increased by 13% from $18.14 billion as of August 30, 2024.
Revenue for the Three and Nine Months Ended August 29, 2025 and August 30, 2024

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Subscription	$5,791	$5,180	12%	$16,915	$15,156	12%
Percentage of total revenue	97%	96%		96%	95%
Product	68	82	(17)%	251	305	(18)%
Percentage of total revenue	1%	1%		2%	2%
Services and other	129	146	(12)%	409	438	(7)%
Percentage of total revenue	2%	3%		2%	3%
Total revenue	$5,988	$5,408	11%	$17,575	$15,899	11%
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
Segment Information
We have the following reportable segments: Digital Media, Digital Experience, and Publishing and Advertising. Total revenue by reportable segment for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Digital Media	$4,459	$3,995	12%	$13,031	$11,719	11%
Percentage of total revenue	74%	74%		74%	74%
Digital Experience	1,476	1,354	9%	4,347	3,970	9%
Percentage of total revenue	25%	25%		25%	25%
Publishing and Advertising	53	59	(10)%	197	210	(6)%
Percentage of total revenue	1%	1%		1%	1%
Total revenue	$5,988	$5,408	11%	$17,575	$15,899	11%
Revenue from Digital Media increased $464 million and $1.31 billion, and revenue from Digital Experience increased $122 million and $377 million, during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024. The increases in total revenue were due to subscription revenue growth across our Digital Media and Digital Experience offerings.
Subscription revenue by reportable segment for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Digital Media	$4,397	$3,921	12%	$12,836	$11,474	12%
Digital Experience	1,368	1,231	11%	3,999	3,599	11%
Publishing and Advertising	26	28	(7)%	80	83	(4)%
Total subscription revenue	$5,791	$5,180	12%	$16,915	$15,156	12%
Increases in subscription revenue for the Digital Media segment were driven by strength in Creative Cloud flagship apps and Acrobat across all routes to market and geographies. Increases in subscription revenue for the Digital Experience segment were driven by strength in Adobe Experience Platform and related apps, and Adobe Experience Manager.
Digital Media and Digital Experience subscription revenue by customer group for the three and nine months ended August 29, 2025 and August 30, 2024 were as follows:

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Creative and Marketing Professionals	$4,117	$3,715	11%	$12,058	$10,908	11%
Business Professionals and Consumers	1,648	1,437	15%	4,777	4,165	15%
Total Digital Media and Digital Experience subscription revenue	$5,765	$5,152	12%	$16,835	$15,073	12%
Increases in subscription revenue for the Creative and Marketing Professionals customer group were driven by strength in Creative Cloud flagship apps, Adobe Experience Platform and related apps, and Adobe Experience Manager. Increases in subscription revenue for the Business Professionals and Consumers customer group were driven by strength in Acrobat.

Geographical Information

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Americas	$3,555	$3,241	10%	$10,460	$9,539	10%
Percentage of total revenue	59%	60%		60%	60%
EMEA	1,586	1,405	13%	4,629	4,085	13%
Percentage of total revenue	27%	26%		26%	26%
APAC	847	762	11%	2,486	2,275	9%
Percentage of total revenue	14%	14%		14%	14%
Total revenue	$5,988	$5,408	11%	$17,575	$15,899	11%
Overall revenue during the three and nine months ended August 29, 2025 increased in all geographic regions as compared to the three and nine months ended August 30, 2024. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the segment information above.
Included in the overall change in revenue were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three months ended August 29, 2025 as compared to the three months ended August 30, 2024, the U.S. Dollar weakened against EMEA currencies and the Japanese Yen, which resulted in a net increase in revenue in U.S. Dollar equivalents of approximately $43 million and was partially offset by net hedging losses of $12 million from our cash flow hedging program. During the nine months ended August 29, 2025 as compared to the nine months ended August 30, 2024, the U.S. Dollar primarily strengthened against APAC currencies and weakened against EMEA currencies, which resulted in a net decrease in revenue of approximately $55 million and was partially offset by net hedging gains of $26 million.
Cost of Revenue for the Three and Nine Months Ended August 29, 2025 and August 30, 2024

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Subscription	$510	$413	23%	$1,505	$1,324	14%
Percentage of total revenue	9%	8%		9%	8%
Product	5	6	(17)%	17	19	(11)%
Percentage of total revenue	*	*		*	*
Services and other	127	135	(6)%	380	399	(5)%
Percentage of total revenue	2%	2%		2%	3%
Total cost of revenue	$642	$554	16%	$1,902	$1,742	9%
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
Cost of subscription revenue increased during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024 primarily due to increases in hosting services and data center costs, as well as the reversal of a loss contingency during the three months ended August 30, 2024.
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.

Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Operating Expenses for the Three and Nine Months Ended August 29, 2025 and August 30, 2024

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Research and development	$1,088	$1,022	6%	$3,196	$2,945	9%
Percentage of total revenue	18%	19%		18%	19%
Sales and marketing	1,639	1,431	15%	4,760	4,228	13%
Percentage of total revenue	27%	26%		27%	27%
General and administrative	408	366	11%	1,152	1,073	7%
Percentage of total revenue	7%	7%		7%	7%
Acquisition termination fee	—	—	**	—	1,000	**
Percentage of total revenue	*	*		*	6%
Amortization of intangibles	38	43	(12)%	120	127	(6)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$3,173	$2,862	11%	$9,228	$9,373	(2)%
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
Research and development expenses increased during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024 primarily due to increases in compensation costs.
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
Sales and marketing expenses increased during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024 primarily due to increases in advertising expenses and compensation costs.
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
General and administrative expenses increased during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024 primarily due to increases in compensation costs and software licenses.

Acquisition Termination Fee
During the nine months ended August 30, 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 29, 2025 and August 30, 2024

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Interest expense	$(67)	$(51)	31%	$(197)	$(119)	66%
Investment gains (losses), net	23	12	**	31	34	**
Other income (expense), net	58	89	**	191	241	**
Total non-operating income (expense), net	$14	$50	**	$25	$156	**
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
Interest expense increased during the three and nine months ended August 29, 2025 as compared to the three and nine months ended August 30, 2024 primarily due to higher average debt balances. See Notes 5 and 13 for further details regarding our interest rate swaps and debt, respectively.
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
Provision for Income Taxes for the Three and Nine Months Ended August 29, 2025 and August 30, 2024

(dollars in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$415	$358	16%	$1,196	$1,063	13%
Effective tax rate	19%	18%		18%	22%
Our effective tax rate increased by approximately one percentage point for the three months ended August 29, 2025, as compared to the three months ended August 30, 2024, primarily due to a net tax expense related to stock-based compensation recorded during the three months ended August 29, 2025 as compared to a net tax benefit related to stock-based compensation recorded during the year-ago period. Our effective tax rate decreased by approximately four percentage points for the nine months ended August 29, 2025, as compared to the nine months ended August 30, 2024, primarily due to the impact of the Figma acquisition termination fee incurred in the prior year, which was not deductible for financial statement purposes, and an increase in the anticipated benefit from a foreign tax asset in the current year. The decrease was partially offset by a net tax expense related to stock-based compensation recorded during the nine months ended August 29, 2025 as compared to a net tax benefit related to stock-based compensation recorded during the year-ago period.
Our effective tax rates for the three and nine months ended August 29, 2025 were lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes and a net tax expense related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $805 million as of August 29, 2025, primarily related to certain state credits and capital loss carryforwards.
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
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. Tax Act”) was enacted in the United States. Among the changes, the 2025 U.S. Tax Act restores immediate expensing of domestic research and development costs and modifies certain international provisions effective for us starting in fiscal 2026 and 2027, respectively. We do not expect a material impact on our current fiscal year effective rates for income taxes or for cash taxes paid. While we continue to evaluate the impact for future years, we anticipate a reduction to our effective rates for cash taxes paid in years after fiscal 2025.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $715 million and $703 million as of August 29, 2025 and August 30, 2024, respectively. If the total unrecognized tax benefits as of August 29, 2025 and August 30, 2024 were recognized, $542 million and $539 million would decrease the respective effective tax rates.
As of August 29, 2025 and August 30, 2024, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary source of cash is receipts from revenue. Other customary sources of cash include proceeds from maturities and sales of short-term investments and issuance of debt instruments. Our primary uses of cash are general business expenses including payroll and related benefits costs, income taxes, marketing and third-party hosting services, as well as our stock repurchase program as described below. Other customary uses of cash include purchases of short-term investments, property and equipment, payments for taxes related to net share settlement of equity awards, repayment of debt instruments and business acquisitions.
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 29, 2025	November 29, 2024
Cash and cash equivalents	$4,982	$7,613
Short-term investments	$958	$273
Working capital	$173	$711
Stockholders’ equity	$11,770	$14,105
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 29, 2025	August 30, 2024
Net cash provided by operating activities	$6,871	$5,135
Net cash provided by (used for) investing activities	(1,041)	130
Net cash used for financing activities	(8,505)	(5,223)
Effect of foreign currency exchange rates on cash and cash equivalents	44	10
Net change in cash and cash equivalents	$(2,631)	$52
Cash Flows from Operating Activities
Net cash provided by operating activities of $6.87 billion for the nine months ended August 29, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included increases in deferred revenue driven by our Digital Experience and Digital Media offerings. The primary working capital uses of cash included decreases in accrued expenses and other liabilities and increases in prepaid expenses and other assets.
Cash Flows from Investing Activities
Net cash used for investing activities of $1.04 billion for the nine months ended August 29, 2025 was primarily due to purchases of short-term and long-term investments, net of proceeds from the maturities of short-term investments, and ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities of $8.51 billion for the nine months ended August 29, 2025 was primarily due to payments for our common stock repurchases and repayment of our 1.90% 2025 Notes and 3.25% 2025 Notes. These uses of cash were offset in part by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
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

Our cash equivalent and short-term investment portfolio as of August 29, 2025 primarily consisted of money market funds, corporate debt securities, U.S. Treasury securities and time deposits.
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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of August 29, 2025, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of August 29, 2025, there were no outstanding borrowings under the commercial paper program.
Senior Notes
In January 2025, we issued $800 million of senior notes due January 17, 2028, $700 million of senior notes due January 17, 2030 and $500 million of senior notes due January 17, 2035. In total, we have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. During the nine months ended August 29, 2025, we entered into interest rate swaps for certain of our senior notes that effectively convert the fixed interest rates on the notes to floating interest rates. As of August 29, 2025, the carrying value of our senior notes was $6.20 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $1.09 billion for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 13 of our notes to condensed consolidated financial statements for further details regarding our debt.
Contractual Obligations
Our principal commitments as of August 29, 2025 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. During the second quarter of fiscal 2025, we executed agreements associated with certain of our long-term supplier commitments that increased our minimum purchase obligations by approximately $1.3 billion through December 2029. There have been no other material changes in our purchase obligations during the nine months ended August 29, 2025.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In June 2025, we entered into a stock repurchase arrangement with a large financial institution to execute up to $2.5 billion in open market repurchases, which remained partially outstanding as of August 29, 2025. Upon completion of this arrangement, $8.40 billion remains under our March 2024 stock repurchase authority.
During the nine months ended August 29, 2025, we entered into stock repurchase arrangements with large financial institutions and made payments totaling $8.81 billion to repurchase shares. Subsequent to August 29, 2025, as part of the March 2024 stock repurchase authority, we entered into a stock repurchase arrangement with a large financial institution under which we may execute up to $2.5 billion in open market repurchases. See Note 10 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Senior Notes
During the nine months ended August 29, 2025, we entered into interest rate swaps related to certain of our senior notes that effectively convert the fixed interest rates to floating interest rates based on SOFR OIS plus a fixed number of basis points through their respective par call dates. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $2.70 billion. As of August 29, 2025, an immediate hypothetical 50 basis point increase or decrease in market interest rates would not have a significant impact on our results of operations.
There have been no other material changes in our market risk exposures for the nine months ended August 29, 2025, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 29, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of August 29, 2025, our investment portfolio primarily consisted of money market funds, corporate debt securities, U.S. Treasury securities and time deposits. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
As of August 29, 2025, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 29, 2025. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
Beginning repurchase authority				$10,900
May 31—June 27, 2025
Accelerated share repurchases (2)	2.4	$—	2.4	$—
Other shares repurchased	0.7	$382.56	0.7	$(282)
June 28—July 25, 2025
Shares repurchased	2.0	$373.60	2.0	$(766)
July 26—August 29, 2025
Shares repurchased	2.9	$353.26	2.9	$(1,008)

Total	8.0		8.0	$8,844
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
(2)In March 2025, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution whereupon we provided them with a prepayment of $3.50 billion and received an initial delivery of shares at contract inception representing a portion of the prepayment. Upon final settlement of this ASR in June 2025, we received an incremental delivery of 2.4 million shares of our common stock. Under this ASR, we repurchased a total of 9.1 million shares at an average price of $383.14.
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

Date: September 24, 2025

SUMMARY OF TRADEMARKS
The following trademarks of Adobe Inc. or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:
Acrobat
Acrobat AI Assistant
Adobe
Adobe Analytics
Adobe Campaign
Adobe Commerce
Adobe Experience Cloud
Adobe Experience Manager
Adobe Experience Platform AI Assistant
Adobe Express
Adobe Firefly
Adobe GenStudio
Adobe Real-Time Customer Data Platform
Adobe Stock
Creative Cloud
Illustrator
Lightroom
Marketo Engage
Photoshop
Premiere Pro

All other trademarks are the property of their respective owners.