Form 10-K
period 2025-11-28
ADOBE INC.
filed 2026-01-15
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2025
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 000-15175
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $144.94 billion (based on the closing sales price of the registrant’s common stock on that date). The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes. As of January 9, 2026, 410.5 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 28, 2025, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ADOBE INC.
FORM 10-K

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws, including statements related to our product development plans and new or enhanced offerings; our business, strategy, artificial intelligence (“AI”) and innovation momentum; our market and AI opportunity and future growth; market and AI trends; macroeconomic conditions; fluctuations in foreign currency exchange rates; strategic investments; customer success and groups; and industry positioning. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks, uncertainties and assumptions based on information available to us as of the date of this report. Such risks and uncertainties, many of which relate to matters beyond our control, could cause actual results to differ materially and adversely from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this report and elsewhere herein. The risks described herein and in Adobe’s other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed in fiscal 2026, should be carefully reviewed. Undue reliance should not be placed on the forward-looking financial information set forth in this report, which reflects estimates based on information available as of the date of this report. Adobe assumes no obligation to, and does not currently intend to, update these forward-looking statements.
“Adobe,” “Acrobat,” “Photoshop,” “Adobe Firefly,” “Adobe GenStudio” and other trademarks of ours appearing in this report are our property. All other trademarks are the property of their respective owners.

PART I
ITEM 1.  BUSINESS
OVERVIEW
Adobe’s mission is to empower everyone to create. We build innovative platforms and tools that unleash creativity, productivity and personalized customer experiences. For over four decades, our innovations have transformed how people everywhere engage across all types of media. Adobe’s solutions are the foundation of digital experiences, starting with the first creative spark, to the creation and development of all content and media, to the personalized delivery across every channel.
Our focus revolves around serving our customer audiences: business professionals, consumers, creators, creative professionals and marketing professionals. The massive opportunity and evolving role of creativity across roles and industries have driven Adobe’s growth over the past four decades and are expected to continue to drive our growth going forward as we evolve our solutions and routes to market to anticipate the growing needs of our customers. In the artificial intelligence (“AI”) era, we are harnessing the power of AI across our solutions by bringing together our commercially safe first-party and leading partner AI models best suited for the job; deploying conversational and agentic capabilities across offerings; ensuring ubiquity on all surfaces; delivering trusted and secure solutions; and expanding our global presence.
Adobe’s value proposition is to empower creative expression across multiple media types and channels, at scale, in a collaborative and secure environment, with an end-to-end integrated platform spanning ideation, creation, production and activation. We power the entire content workflow with Adobe’s AI platform, which offers customers brand safety, compliance, intellectual property protection, and reliability.
STRATEGY & OPPORTUNITY
Adobe’s strategy is to empower our customer audiences—business professionals, consumers, creators, creative professionals and marketing professionals—to be more creative, productive and successful. Underpinning our customer-focused solutions is our AI strategy and Adobe’s AI platform. As a technology leader that unleashes creativity, productivity and customer experience orchestration, we deliver end-to-end professional creative and marketing solutions. We support our customers to transform the way they connect with their customers and bring creativity and marketing together in new and powerful ways through a connected ecosystem of tools, agents and workflows. We are scaling differentiated digital and enterprise routes to market and automated workflows to expand our brand value and global reach.
Customer Groups Strategy
We drive our strategy through customer-specific product innovation and go-to-market motions focused on two customer groups: Business Professionals & Consumers and Creative & Marketing Professionals. We continue to focus on several key growth drivers among our customer groups. This includes expanding relationships and engagement with existing customers, driving new customer adoption, delivering value-driven and innovative solutions in new categories across desktop, web and mobile, and increasing our geographic reach. We continue to scale our digital and enterprise routes to market as well as our extensive partner ecosystem to expand our addressable market and deliver on our strategy.
Business Professionals & Consumers
Creativity and productivity are merging and changing how everyone communicates digitally. Business professionals and consumers seek intuitive, all-in-one solutions that seamlessly integrate creativity and productivity across web and mobile. They require tools to digest and gain insights from vast amounts of information and data. They value ease of use, enabled by freemium models that provide accessible entry points to powerful tools that span document consumption and content creation. AI-powered features and conversational interfaces are increasingly replacing traditional templates, offering dynamic and personalized workflows that enhance efficiency.
For Business Professionals & Consumers, we are democratizing productivity and creativity with AI-driven, quick and easy applications (“apps”) that enable users to be creative and productive whether consuming or generating content across multiple media types and channels. With Acrobat Studio, which brings together Adobe Acrobat and Express to deliver more product value, we are evolving Acrobat from a leading document productivity app to an integrated destination for people to get insights faster, create standout content and collaborate more seamlessly. Our Acrobat solutions, from our freemium Acrobat Reader to Acrobat AI Assistant to our AI-powered productivity and creativity destination, Acrobat Studio, facilitate frictionless onboarding and scaled reach in serving the billions of potential users in this customer group.
Creative & Marketing Professionals
Creators and creative professionals need AI-driven solutions that provide power and precision from ideation and creation to production and delivery. They want a powerful destination for creative expression and access to leading AI models. They require seamless collaboration capabilities, powerful ideation tools, conversational and agentic AI solutions and flexible access to web, mobile, and desktop applications to meet the growing demand for high-quality, personalized content in a fast-paced digital economy.
As AI fundamentally transforms content production, distribution and monetization, our solutions accelerate creative expression for creators and creative professionals and enable anyone to create by using the AI functionality infused in our flagship creative applications as well as our AI-first solutions. We offer an end-to-end, ideation-to-creation platform powered by our commercially safe Firefly models and an expansive partner model ecosystem, offering customers choice and flexibility without the friction of switching between workflows and platforms.
Marketing professionals require AI-driven solutions that enable them to create, manage and optimize personalized digital experiences at scale and to enhance brand visibility across the content supply chain. They need agility, self-service capabilities, and integrated workflows to collaborate effectively with creative teams and agencies and meet the increasing demand for compelling content.
For marketing professionals, we unify creative production and marketing execution with comprehensive content supply chain solutions that deliver end-to-end customer experience orchestration solutions, automate workflows and personalize experiences and engagement at scale across channels. Centered around Adobe Experience Platform and apps and Adobe GenStudio, our offerings streamline the content supply chain and deliver agile, self-service capabilities and integrated workflows to collaborate effectively and efficiently produce high volumes of on-brand, personalized content to strengthen brand visibility. Our competitive differentiation comes from the increased value we provide customers by integrating the Adobe Experience Platform with our comprehensive set of solutions and embedding AI into our portfolio of solutions, such as Adobe Experience Platform AI Assistant. Adobe Experience Platform is a customer data platform that serves as a foundation in enterprises for digital customer engagement and brings together AI-powered apps and agents to efficiently drive engagement and loyalty. Through AI-powered features and AI agents, our solutions enable businesses to provide real-time orchestration of customer journeys and help marketers deliver impactful, data-driven campaigns while optimizing return on investment. Our innovations empower our customers to use their first-party customer data and deliver more relevant, high-impact advertising experiences rooted in direct consumer and business relationships.
Creative and marketing professionals have increasingly interconnected objectives and workflows in the content lifecycle. Creative professionals produce high-quality content, while marketing professionals leverage this content to deliver personalized, data-driven digital experiences at scale. Adobe’s integrated solutions, such as GenStudio and Firefly Services, bridge the gap between content creation and marketing execution, enabling seamless collaboration and efficiency across these roles. This unified approach reflects Adobe’s strategy to address the entire content lifecycle—from ideation to activation—ensuring alignment, scalability, and value for both creative and marketing functions.

AI Strategy
AI represents a generational opportunity to serve an increasingly large and diverse customer universe. Adobe’s approach to AI is rooted in the belief that creativity is a uniquely human trait – and that AI has the power to assist and amplify human ingenuity and enhance productivity. Adobe’s AI leadership builds on our expertise across core creative categories like imaging, design, illustration and video as well as digital documents and digital experiences. Over the past several years, we have incorporated AI into our solutions and delivered hundreds of AI capabilities to enable customers to create, work and collaborate more efficiently. To address our customers’ need for a holistic approach for their productivity, creativity and marketing needs, Adobe’s strategy infuses AI across our apps, embeds purpose-built agents in our applications, provides choice of models and harnesses our unique data assets to deliver comprehensive and easy-to-use solutions.
Applications and Interfaces. Adobe’s AI platform powers the applications and interfaces that customers use every day across their creative, productivity and marketing workflows by bringing together innovations across agents, models and data. These integrations increase the value that our product portfolio delivers to customers with a unified experience across our solutions. We drive higher customer engagement and retention by enhancing our existing solutions and infusing AI in our core applications and launching AI-first applications.
Agent Orchestration. We use our unique data assets to design and implement AI agents that generate insights and content, make recommendations and optimize engagement and customer experience outcomes across our product portfolio. We are building agents on the Adobe Experience Platform, informed by our deep understanding of our customers’ needs and the complexity of delivering content at scale, to redefine and simplify the future of customer connection by automating decision-making, optimizing workflows and enabling real-time orchestration of content, data and journeys. We offer AI assistants powered by agents that unlock creativity and allow for conversational creation and editing. Our agents and agentic solutions in our Acrobat offerings streamline workflows, drive efficiency, unlock productivity and accelerate time to value. Our agents and agentic solutions are expanding our user base across our customer groups by reducing the need for traditional onboarding and training to unlock the value of AI solutions.
Models. In the rapidly evolving AI landscape, where each generative AI model has its own strength, we offer customers flexibility to use the model of their choice directly within certain Adobe solutions to best serve their needs. Adobe Models: We build our own creativity-focused, commercially safe Firefly foundation models for generation and editing across categories. Partner Models: We partner with an extensive ecosystem of third-party models across categories. Within certain applications, customers can choose from our Adobe Firefly models and partner models to meet their creativity, productivity and marketing needs. Our focus on controllability is designed to align with our customer’s creative intent, allowing for preferred input, customization, precise refinement, iterative control and seamless integration across our apps. Customized Models: We offer the ability for individuals and enterprises to train Firefly generative AI models tailored to their specific requirements with their own assets.
Data. As AI continues to change content creation, our customers, particularly creators and enterprises, increasingly require responsible, secure and human-centered AI solutions. In developing our Firefly foundation models, we responsibly harness our unique data assets and help our customers amplify the value of their first-party data. Adobe leverages a rich dataset sourced from licensed content and public domain assets to train our Firefly generative AI models that are commercially safe for our customers. This approach respects creator rights and builds trust among enterprise customers, enabling them to confidently use AI-generated outputs in production workflows. We also work with our customers to help them manage, gain insights from and unlock the power of their first-party data and assets, and build customized models and solutions using such data and assets stored in our applications, systems, and through connections to other business applications.
COMPETITION
We participate in a highly competitive and rapidly evolving environment where our competitors include companies of various sizes and both public and private companies, including large, global companies and smaller companies with more specialized focuses, new entrants, and AI or cloud-native companies. We compete with software companies, AI companies, hardware manufacturers, operating system developers, and social media companies across our business. The markets for our solutions are characterized by rapid technological innovation, new industry standards, evolving distribution and sales models, limited barriers to entry, short product lifecycles, customer price sensitivity, global economic conditions and the frequent entry of new solutions or competitors.
Our future success will depend on our ability to effectively appeal to customers and accurately predict and meet changing customer needs by enhancing our existing solutions and introducing new ones in a timely and cost-effective manner. We need to anticipate emerging standards, business models, software delivery methods, and other technological changes.

Our solutions for business professionals and consumers face broad competition from productivity tools and consumer-focused creative tools including general productivity platforms and apps, web- and mobile-first design platforms, an array of easy-to-use desktop, web and mobile content creation apps, AI-first creativity and productivity tools, presentation tools, and social media platforms that offer built-in media editing capabilities.
Our solutions for creators and creative professionals face broad competition from both established and emerging players including professional tools and suites for imaging, video, design, 3D, and other creative tasks, purpose-built mobile apps, AI-first creative tools, as well as creative tools integrated into broader desktop, web, and mobile applications.
Our solutions for marketing professionals face broad competition from large, established enterprise software and cloud companies, point solutions from smaller, specialized companies, new companies constantly entering the digital experience space as well as business’ internally developed apps. Key competitive factors in this environment include proven performance, security, scalability, flexibility, and reliability of the platform; breadth of functionality & strategic integrations with third parties; cost-effective benefits; enterprise-level service & training; and ability to integrate across business workflows.
Adobe continues to build on its strong foundation of research and development, transformative innovation, category and brand leadership and world-class financial discipline. We deliver Adobe magic to an expanding set of global customers and are executing on the opportunity ahead. We are a trusted partner to companies of all sizes who look to our integrated ecosystems and connected workflows across creativity, productivity, and marketing to stand out and grow their brands.
See the section titled “Risk Factors” contained in Part I, Item 1A of this report for additional information regarding risks related to competition.
PRINCIPAL SOLUTIONS
Business Professionals & Consumers
Acrobat Solutions
Acrobat is our family of productivity solutions that allows users to consume, edit, sign, and create documents across platforms and surfaces, and better understand the information within them. Our Adobe Acrobat solutions are available on desktop, mobile, and the web with Acrobat Studio, Acrobat Pro, Acrobat Standard tiered plans, and for free with Adobe Acrobat Reader. Acrobat AI Assistant, our generative AI-powered conversational engine, gives users the power to work more productively with their PDFs by summarizing and answering questions about documents, providing intelligent citations and quickly generating and formatting content for sharing. Acrobat AI Assistant is available in Acrobat Studio and offered as an add-on to Acrobat Pro, Acrobat Standard and Acrobat Reader.
Acrobat Studio
Acrobat Studio is an all-in-one platform for productivity and creation that unites Adobe Acrobat, Adobe Express and AI agents to enable people to quickly, easily and intuitively work. Users can gain insights with specialized AI assistants, create interactive workspaces with PDF Spaces, and transform content using Adobe Express—all in one place. Acrobat Studio integrates Acrobat’s AI capabilities with its PDF features. PDF Spaces turns collections of files and websites into sharable, conversational knowledge hubs with personalized AI Assistants, transforming PDFs from static files into a dynamic environment for uncovering insights, generating ideas, surfacing recommendations, and synthesizing information. Adobe Express creation capabilities, trusted PDF tools and agentic AI make it easy to create, edit and share documents and visual content in the same place.
Adobe Acrobat
Adobe Acrobat is our comprehensive PDF solution with a full set of tools to convert, edit, share and sign PDFs across various surfaces and platforms. Acrobat enables automated, collaborative workflows with a rich set of commenting, editing and sharing tools and direct integration with Adobe Acrobat Sign. With the Acrobat Standard plan, subscribers can convert, edit, request signatures, and protect PDFs. The Acrobat Pro plan offers additional advanced PDF features.
Adobe Acrobat Reader
Adobe Acrobat Reader, our free software for reliable viewing, annotating and printing of PDF documents on a variety of surfaces and platforms, offers features to create, edit, export, combine, share and collaborate on PDF documents, including the “Liquid Mode” feature that automatically reformats PDFs for quick navigation and consumption on mobile devices.

Adobe Express
Adobe Express is our all-in-one AI content creation app for users of any level, such as novice content creators and communicators, to easily create video, marketing, and social content. Users can easily design high-impact design elements, engaging videos and images, resumes, PDFs, animation and content ready for social media channels and platforms. Adobe Express integrates with other Adobe solutions allowing customers to accelerate, streamline and scale on-brand content creation.
Creative & Marketing Professionals
Adobe Creative Cloud Pro
Adobe Creative Cloud Pro is a cloud-based subscription to an ecosystem of apps that enables creative professionals and enthusiasts alike to express themselves and collaborate with apps and services for photography, design, video, social media, and more that connect across surfaces, platforms and geographies. Subscribers have access to cloud storage to easily sync, access, collaborate and share their work, files and assets.
Creative Cloud Pro includes the Adobe Firefly web app, the premium version of Adobe Express, and AI-powered features natively integrated throughout Adobe Photoshop, Adobe Illustrator and Adobe Premiere Pro. All apps listed below and many more are available through subscriptions to Creative Cloud Pro (except Substance 3D Apps, which are sold separately through the Adobe Substance 3D Collection plan), and many of our apps are also available as standalone subscriptions on Adobe.com.
Adobe Photoshop and Lightroom
Adobe Photoshop is the world’s most advanced digital imaging and design app, with powerful editing and effects tools to transform photos. Adobe Lightroom is our cloud-based photo app that allows subscribers to edit, organize, store and share photos across desktop, tablet, mobile devices and the web. In addition to individual subscriptions to Photoshop and Lightroom, we offer a Photography Plan for photographers and photo enthusiasts and includes Photoshop, Lightroom and Lightroom Classic.
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
Adobe After Effects
Adobe After Effects is our industry-standard motion graphics and visual effects app used by a wide variety of animators, designers and compositors to create cinematic movie titles, add effects and create animations. After Effects works together seamlessly with other Adobe solutions as well as third party software and hardware partners.
Adobe Substance 3D Collection
Adobe Substance 3D is an ecosystem of apps, including Substance 3D Stager, Substance 3D Painter, Substance 3D Sampler, Substance 3D Assets and Substance 3D Modeler. Our customers can build and assemble 3D scenes with Stager, use tools in Painter to texture 3D assets and use Sampler to digitize and enrich assets. Substance 3D Assets is a 3D materials library from which users can import professional quality 3D textures into their projects and generate infinite texture variations. Substance 3D Modeler, which is available on desktop and certain VR headsets, interprets spatial input from the physical world, allowing the user to sculpt a model as if in a real workshop, using natural, fluid gestures of the artistic flow, and switch between VR and desktop, at every project stage.
Adobe Stock
Adobe Stock provides designers and businesses with access to millions of high-quality, curated, royalty-free photos, vectors, illustrations, videos, templates, audio and 3D assets, for all their creative projects. Adobe Stock is built into our apps, including Adobe Photoshop, Adobe Illustrator and Adobe Express, enabling users to search, browse and add assets to their Creative Cloud Libraries and instantly access them across all connected surfaces. Adobe Stock assets include free and paid collections and may be licensed directly within Adobe’s apps, through stock.adobe.com or as a multi-asset subscription.
Adobe Firefly Solutions
Adobe Firefly is Adobe’s family of creative generative AI models that span image, video, vector, audio, and more. The Firefly family of models are infused across Adobe’s solutions and powering new solutions that enhance creativity, marketing and productivity workflows for our customers. Through natural language, reference assets, and intuitive interactions, users can create and edit images, videos, text effects, design templates, vector graphics, and audio.
Firefly models are commercially safe. They are trained on data Adobe has the rights to use. Every asset generated with Firefly includes Content Credentials, a digital “nutrition label”, to indicate that generative AI was used, bringing more trust and transparency to digital content. In addition, with certain of our enterprise and teams solutions, businesses are eligible to obtain an intellectual property indemnification for AI content generated by most Firefly-powered workflows. Adobe Firefly solutions are available in tiered subscription plans: Firefly Standard, Firefly Pro and Firefly Premium.
Adobe Firefly App
Adobe’s Firefly app is an AI-powered creative space for content ideation, creation and production. The Firefly app includes access to an expansive partner model ecosystem as well as all of Adobe’s AI Firefly models to allow users to generate images, video, vectors, audio and more from a single place, iterate on their creations across Adobe’s creative apps and seamlessly deliver them into production.
Adobe Firefly Custom Models
Firefly Custom Models enable quick content creation that is on-brand or in an artists’ own aesthetic style through Firefly generative AI image models that are trained with an enterprise’s brand content or an artist’s own person assets.
Adobe Firefly Foundry
Firefly Foundry enables enterprises to create deeply-tuned, customized Firefly generative AI models based on their intellectual property, product and brand styles with the support of Adobe scientists and engineers, across a wide variety of use cases.
Adobe Firefly Services
Firefly Services, available for enterprises, provides enterprises with APIs, tools and services for content generation, editing and assembly, to automate the production of content while maintaining quality and control.
Adobe GenStudio
Adobe GenStudio is an end-to-end, content supply chain solution for ideation, creation, production, activation, delivery, asset management, analytics and insights. It seamlessly brings together Adobe solutions and has integrations with third-party platforms, making it a powerful, connected solution for enterprise content operations. Adobe solutions offered within Adobe GenStudio include Adobe Experience Manager Assets, Adobe Workfront, Firefly Services and Adobe GenStudio for Performance Marketing, a generative AI-first solution that enables marketing teams to use generative AI to quickly create, deliver and optimize on-brand digital experiences to their customers, while allowing brand and creative teams to retain oversight and strategic direction with brand guardrails.
Adobe Experience Platform
Adobe Experience Platform is a purpose-built platform for customer experience orchestration that helps businesses collect, connect and activate their known and unknown customer data from every interaction across sources and channels in real time to create unified customer profiles. Adobe Experience Platform standardizes data for intelligence and profile creation and provides an open and extensible cloud infrastructure, real-time updates, and AI-driven insights and scalability. Our customers can leverage Adobe Experience Platform to activate AI-driven insights across apps such as Adobe Real-Time Customer Data Platform, Adobe Customer Journey Analytics and Adobe Journey Optimizer. Additionally, Adobe Experience Platform AI Assistant is a conversational experience that enables creative and marketing professionals to use generative AI and agentic AI capabilities to enhance productivity, improve product mastery and accelerate their workflow efficiency.

Adobe Agent Orchestrator
Adobe Experience Platform Agent Orchestrator is the technology underpinning Adobe’s agentic framework, powering the ability to understand context, retrieve precise information, plan multi-step actions, drive intelligent automation, refine responses, and automate key workflows. Agent Orchestrator is designed to leverage rich data, content, and knowledge from Adobe Experience Platform to power functional agents for customer experience orchestration that accelerate tasks, make decisions, and act as a talent multiplier for customers focused on driving business growth through personalization at scale.
Adobe Brand Concierge
Adobe Brand Concierge is an AI-powered solution that helps enterprises configure and manage AI agents and deliver personalized, immersive and conversational experiences for their customers.
Adobe Analytics and Adobe Customer Journey Analytics
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
Adobe Mix Modeler
Adobe Mix Modeler is an AI-powered marketing measurement and planning solution that unifies marketing mix modeling and multi-touch attribution into a single methodology. It helps organizations quantify the incremental impact of paid, earned, and owned channels, optimize budget allocation, and simulate future outcomes using predictive analytics. Mix Modeler delivers consistent, actionable insights across all touchpoints in a single app.
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
Adobe Experience Manager
Adobe Experience Manager combines digital asset management with a content management system and an end-to-end digital document solution. Adobe Experience Manager Sites provides a content management and optimization system built on a scalable, cloud-native foundation to create and deploy personalized experiences across web, mobile and apps. Adobe Experience Manager Assets offers cloud-native digital asset management to create, manage, deliver and optimize personalized experiences at scale. Adobe Experience Manager Forms provides a cloud-native and scalable solution for personalized end-to-end digital customer onboarding and enrollment, enabling our customers to create, manage, publish and approve forms and documents.
Adobe LLM Optimizer
Adobe LLM Optimizer is a generative engine optimization solution, helping enterprises improve brand visibility and discoverability across AI-powered search and discovery while providing actionable insights.
Adobe Commerce
Adobe Commerce offers a highly customizable, end-to-end e-commerce platform to manage, personalize and optimize the commerce experience for physical and digital goods across every touchpoint by bringing together digital commerce, order management and predictive intelligence to enable engaging shopping experiences across B2B, B2C and direct-to-consumer. Based on an open-source ecosystem with thousands of third-party extensions, Adobe Commerce extends beyond the online shopping cart to shoppable experiences, with actionable data analysis and automated back-end workflows, native integrations with other Adobe solutions, and the capability to be scalable and extensible.
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
Adobe Workfront
Adobe Workfront provides a unified work management app to enable teams to work more efficiently, with tools to strategize, plan, execute, review and deliver complex workflows. Adobe Workfront Planning, offered within Adobe Workfront, streamlines enterprise planning by delivering a comprehensive view of all marketing activities in an organization and enabling teams to be more strategic in planning and execution with full visibility into day-to-day marketing operations.
SEGMENTS
In fiscal 2025, our business consisted of three reportable segments: Digital Media, Digital Experience and Publishing and Advertising. Spanning both our Digital Media and Digital Experience segments, we drove business success through customer-focused innovation and go-to-market strategies.
Digital Media. To serve the productivity and creativity needs of business professionals, consumers, creators and creative professionals, our Digital Media solutions include our Adobe Acrobat solutions, Adobe Express and our Creative Cloud subscriptions and flagship apps, such as Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro and Adobe After Effects, as well as Adobe Firefly.
Digital Experience. To serve the end-to-end content supply chain needs of marketing professionals, our Digital Experience solutions include Adobe Experience Platform and native applications, including Real-Time Customer Data Platform, Customer Journey Analytics, Adobe Experience Manager Sites, Adobe Commerce, Adobe Journey Optimizer, Adobe Marketo Engage and solutions within Adobe GenStudio, such as Workfront, Adobe Experience Manager Assets and GenStudio for Performance Marketing.
Publishing and Advertising. Our Publishing and Advertising offerings contain legacy solutions including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web App development, high-end printing through Adobe PostScript and Adobe PDF standards and our Adobe Advertising offerings.
Effective in the first quarter of fiscal 2026, we will combine our prior segments—Digital Media, Digital Experience and Publishing and Advertising—into a single operating and reportable segment due to changes in how management intends to evaluate results, allocate resources and execute the strategic opportunities outlined above. Accordingly, we will reflect this segment change in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026.
OPERATIONS
Marketing and Sales
We market our solutions directly to enterprise customers through our sales force and local field offices and directly to businesses and consumers. We license our products to end-user customers through app stores and our own website at adobe.com. We offer many of our products via a SaaS model or a managed services model (both of which are referred to as hosted or cloud-based) as well as through term subscription and pay-per-use models. Our Creative Cloud and Firefly subscriptions include a monthly plan-specific number of generative credits for generative AI tools, and our free plans include a limited number of generative credits. We market and distribute our products through sales channels, which include distributors, retailers, software developers, mobile app stores, systems integrators, independent software vendors and value-added resellers, as well as through original equipment manufacturers and hardware manufacturers.
Our local field offices include locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Romania, Kingdom of Saudi Arabia, Singapore, South Africa, Republic of Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom and the United States.
We license our software-as-a-service solutions to customers over multi-year service terms and license the majority of our software products through a subscription model where our customers purchase access to a product for a specific period during which they always have a license to use the most recent version of that product. We also license perpetual versions of certain products with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.
Services and Support
We provide expert consulting, customer success management, technical support and learning services across a range of audiences. With a focus on ensuring sustained customer success and realized value, this comprehensive portfolio of services is designed to help our customers and partners maximize the return on their investments in our cloud solutions and licensed products.
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
Consulting services are made available to customers through subscription offerings, providing our customers with ongoing access to our trained service professionals over the contract term for the consulting subscription offering, or on a project basis through either time-and-materials or fixed-price services offerings.
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
Digital Learning Solutions
Adobe Customer Solutions offers a comprehensive portfolio of learning and enablement services to assist our customer and partner teams in the use of our products. Our training portfolio includes a large number of free online self-service learning options on learning.adobe.com. Adobe Digital Learning Solutions also has an extensive portfolio of fee-based learning programs including a wide range of traditional classroom, virtual and on-demand training and certifications delivered by our team of training professionals and partners across the globe.
These core offerings are complemented by our custom learning services, which support our largest enterprise customers and their unique requirements. Solution-specific skills assessments help our enterprise customers objectively assess the knowledge and competencies within their marketing teams and tailor their learning priorities accordingly.
RESEARCH & DEVELOPMENT
We have made, and will continue to make, significant investments in research and development to advance the value and impact of our solutions, and to continue integrating generative and agentic technologies across our tools to solve problems in areas such as content understanding and generation, recommendations, personalization and more. In collaboration with universities around the world, the Adobe Research team of scientists, engineers, artists and designers are inventing the future of creativity, productivity and customer experiences. The Adobe Research team advances the state of the art across 12 research areas spanning AI and machine learning, content and data intelligence, augmented reality (AR), virtual reality (VR), 3D and audio.
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
PROTECTING AND LICENSING OUR SOLUTIONS
We protect our intellectual property through a combination of patents, copyrights, trademarks and trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We have U.S. and international patents and pending applications that relate to various aspects of our products and technology. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. See the section titled “Risk Factors” contained in Part I, Item 1A of this report for additional information regarding risks related to our intellectual property.
We license our desktop software, web offerings and mobile apps to users and customers under ‘click through’ or signed license agreements containing restrictions on duplication, disclosure and transfer. Similarly, our solutions are provided to users and customers under ‘click through’ or signed agreements containing restrictions on access and use. Our enterprise customers license our hosted offerings as SaaS or Managed Services via agreements based on our enterprise licensing terms.

ACQUISITIONS AND INVESTMENTS
We evaluate acquisition opportunities to accelerate our strategy, further drive innovation and increase the value we offer to customers. Our acquisitions, which range in size and scope, allow us to accelerate product development, introduce new features and deliver new solutions to our customers.
Through our corporate venture capital program, Adobe Ventures, we invest in companies that are shaping the future of creativity, productivity, marketing and AI. We make strategic investments as opportunities arise that complement Adobe’s long-term vision and strategy.
GOVERNMENT REGULATION
We operate globally and are subject to a wide range of laws and regulations in the U.S. and other countries where we operate, covering a wide variety of subject matters, including, but not limited to, those related to antitrust and competition, consumer protection, data privacy and security, and AI. See the section titled “Risk Factors” contained in Part I, Item 1A of this report for additional information regarding risks related to government regulations applicable to our business.
HUMAN CAPITAL
Adobe for All is our belief in creating a company culture where all employees are empowered to make an impact. Our founding principle is that great ideas come from anywhere and when people are respected and included, they are more creative, innovative and successful. The wealth of unique perspectives and experiences that our employees bring is vital to our business growth, fueling the product innovation and value that we deliver to billions of people around the world. We are continually investing in our global workforce to provide fair and market-competitive pay and benefits to support our employees’ wellbeing and foster their growth and development. As of November 28, 2025, we employed 31,360 people, of which 50% were in the United States and 50% were in our international locations. During fiscal 2025, our total attrition rate was 9.9%. We have not experienced work stoppages and believe our employee relations are good. Understanding employee sentiment and listening to employee feedback is important to Adobe. We utilize a variety of feedback mechanisms throughout an employee lifecycle to gather insights that help inform our decision-making regarding employee programs, talent risks, management opportunities, employee networks and more. In fiscal 2025, 78% of our employees participated in our most recent engagement survey.
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
Growth and Development
We provide employees with opportunities to build and develop a meaningful career. The Global Talent Development team creates programs to grow leaders and continually enhance the skills of our employee base. In addition to the content and experiences created in house, employees also have access to on-demand content via several learning platforms. Through Adobe’s Learning Fund, employees are eligible to receive up to $11,000 per year toward university and short-term learning opportunities.

We are committed to enabling a culture that celebrates talent sharing, career development and agility across Adobe. We post all roles internally first before sharing them externally and provide resources to make the internal job search easier for employees. We also provide forums for managers and employees to have regular conversations about their career and contributions throughout the year.
AVAILABLE INFORMATION
Our website address is adobe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations website at adobe.com/adbe as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted to our website and contents of the websites referred to above are not incorporated into this Annual Report on Form 10-K.
Investors and others should note that we announce material financial information to our investors using our investor relations website (adobe.com/adbe), SEC filings, press releases, and public conference calls and webcasts. We use these channels, including our website and social media, to communicate with our investors and the general public and to comply with our disclosure obligations under Regulation FD. It is possible that the information we make available on our website or social media could be deemed to be material information. Therefore, we encourage investors and others interested in Adobe to review the information we make available on our website and the social media channels listed on our website.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Adobe’s executive officers as of January 15, 2026 are as follows:

Name	Age	Positions
Shantanu Narayen	62
Chair of the Board of Directors and Chief Executive Officer

Mr. Narayen currently serves as our Chief Executive Officer and Chair of the Board. He joined Adobe in January 1998 as Vice President and General Manager of our engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products, and in March 2001, he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer, and effective December 2007, he was appointed our Chief Executive Officer and joined our Board. In January 2017, he was named our Chair of the Board. Mr. Narayen currently serves on the board of directors of Pfizer Inc., a pharmaceutical company. Mr. Narayen holds a B.S. in Electronics Engineering from Osmania University in India, an M.S. in Computer Science from Bowling Green State University and an M.B.A. from the Haas School of Business, University of California, Berkeley.

Daniel Durn	59	Chief Financial Officer and Executive Vice President, Finance, Technology, Security and Operations

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

Name	Age	Positions
Anil Chakravarthy	58
President, Customer Experience Orchestration Business

Mr. Chakravarthy currently serves as our President, Customer Experience Orchestration Business. From December 2021 to January 2026, Mr. Chakravarthy served as our President, Digital Experience Business. Mr. Chakravarthy joined Adobe in January 2020 as Executive Vice President and General Manager, Digital Experience and was given responsibility over Worldwide Field Operations in July 2020, when he was appointed Executive Vice President and General Manager, Digital Experience Business and Worldwide Field Operations. Prior to joining Adobe, he served as Chief Executive Officer of Informatica LLC ("Informatica"), a software company, from August 2015 to January 2020 and Executive Vice President and Chief Product Officer from September 2013 to August 2015. Prior to joining Informatica, for over nine years, Mr. Chakravarthy held multiple leadership roles at Symantec Corporation ("Symantec"), a cybersecurity software and services company, most recently serving as its Executive Vice President, Information Security from February 2013 to September 2013. Prior to Symantec, he was a Director of Product Management for enterprise security services at VeriSign Inc., a network infrastructure company. Mr. Chakravarthy began his career as an engagement manager at McKinsey & Company, a global management consulting firm. Mr. Chakravarthy holds a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology.

David Wadhwani	54
President, Creativity and Productivity Business

Mr. Wadhwani currently serves as our President, Creativity and Productivity Business. From December 2021 to January 2026, Mr. Wadhwani served as our President, Digital Media Business. Mr. Wadhwani rejoined Adobe in June 2021 to lead Adobe’s global Digital Media business across Adobe Creative Cloud and Adobe Document Cloud as Chief Business Officer and Executive Vice President, Digital Media. Prior to joining Adobe, he was a Venture Partner at Greylock Partners, a venture capital firm, since October 2019. From September 2015 to October 2019, he was President and CEO of AppDynamics, a software company. Before that, Mr. Wadhwani previously worked at Adobe as Senior Vice President and General Manager of Adobe’s Digital Media business, having joined Adobe in 2005 through the Company’s acquisition of Macromedia, Inc., a software company, where he had been Vice President of Developer Products. Mr. Wadhwani holds a bachelor’s degree in computer science from Brown University and serves on the Brown computer science department advisory board. Mr. Wadhwani also advises early stage and growth companies and is on the board of directors of Gem Software, Inc., an AI recruiting software company, and on the board of trustees of StoryCorps and the Fine Arts Museums of San Francisco.

Lara Balazs	56
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

Name	Age	Positions
Gloria Chen	61
Chief People Officer and Executive Vice President, Employee Experience

Ms. Chen joined Adobe in 1997 and currently serves as our Chief People Officer and Executive Vice President, Employee Experience. In her more than 25 years at Adobe, she has held senior leadership positions in worldwide sales operations, customer service and support, and strategic planning. In October 2009, Ms. Chen was appointed Vice President and Chief of Staff to the Chief Executive Officer. In March 2018, she was promoted to Senior Vice President, Strategy and Growth, in November 2019, she was elevated to Executive Vice President, Strategy and Growth and in January 2020, she was promoted to Chief People Officer and Executive Vice President, Employee Experience. From October 2024 to May 2025, Ms. Chen served as our Chief People Officer and Interim Executive Vice President, Legal and Government Relations. Prior to joining Adobe, Ms. Chen was an engagement manager at McKinsey & Company, a global management consulting firm. Ms. Chen holds a BS in electrical engineering from the University of Washington, an M.S. in electrical and computer engineering from Carnegie Mellon University and an MBA from Harvard Business School.

Louise Pentland	53
Chief Legal Officer and Executive Vice President, Legal and Government Relations

Ms. Pentland joined Adobe in May 2025 and currently serves as our Chief Legal Officer and Executive Vice President, Legal and Government Relations. From July 2024 to May 2025, Ms. Pentland served as SVP and General Counsel at Roku, Inc., a manufacturer of media players for streaming entertainment. From September 2023 to July 2024, Ms. Pentland served as EVP and Chief Counsel for Disney Experiences and Products at The Walt Disney Company, a multinational media and entertainment company. From January 2022 to July 2022, Ms. Pentland served as EVP and Senior Advisor to the CEO at PayPal Holdings, Inc., a financial technology company, and as EVP, Chief Business Affairs and Legal Officer from April 2015 to December 2021. From May 1998 to July 2014, Ms. Pentland held various legal positions of increasing responsibility at Nokia Corporation, a communications, information technology and consumer electronics company, including the position of EVP and Chief Legal Officer. Ms. Pentland currently serves on the board of directors of Pacific Life Insurance Company, a financial services company specializing in life insurance. Ms. Pentland holds both an undergraduate degree in law and a postgraduate diploma in legal practice from Northumbria University, Newcastle upon Tyne.

Jillian Forusz	51
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
Risks Related to Our Ability to Grow Our Business
We may be unsuccessful at innovating in response to rapid technological or industry changes to meet customer needs, which could cause our business and financial results to suffer materially.
We operate in rapidly evolving industries and expect the pace of innovation to continue to accelerate. We must continually introduce new and enhance existing solutions to retain customers and attract new customers. Developing new solutions is complex, requires significant investment and operational costs and may not be profitable, and our investments in new technologies are speculative and may not yield the expected business or financial benefits. The commercial success of new or enhanced solutions depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other solutions. If we fail to anticipate or identify technological, creative, productivity or marketing trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. For example, artificial intelligence (“AI”), including generative and agentic, enables users of all skill levels to create and provide new ways of marketing, creating and editing content and interacting with documents. While we continue to release new AI solutions and to focus on enhancing the AI capabilities of our solutions and incorporating AI across existing solutions, there can be no assurance that our new or enhanced solutions and AI innovations will be successful, adopted or monetizable or that we will innovate effectively to keep pace with the rapid evolution of AI across our solutions. If we do not successfully innovate, adapt to rapid technological or industry changes and meet customer needs, our business and our financial results may be materially harmed.
We participate in rapidly evolving and intensely competitive markets, and, if we do not compete effectively, our business and financial results could materially suffer.
The markets for our solutions are rapidly evolving and intensely competitive. We expect competition to continue to intensify. Our numerous competitors include companies of various sizes and both public and private companies, including large, global companies and smaller companies with more specialized focuses, new entrants, and AI or cloud-native companies. Our competitors include companies with significant sales and research and development resources, broad brand awareness, long operating histories or access to large customer bases. Our competitors may deploy technical, marketing and financial resources more easily and effectively. Our competitors may develop or acquire additional products, services or solutions that are similar to ours or that achieve greater or faster acceptance. Our competitors may undertake faster and more far-reaching and successful development efforts or marketing campaigns, may adopt more aggressive pricing policies or may more effectively appeal to customers. As a result, current and potential customers may select the products, services or solutions of our competitors. New industry standards, evolving distribution and sales models, limited barriers to entry, short product life cycles, customer price sensitivity, global economic conditions and the frequent entry of new solutions or competitors may increase downward pressure on pricing and gross margins and adversely affect our renewal, upsell and cross-sell rates as well as our ability to attract new customers. In addition, we expect to face more competition as AI continues to advance and be integrated into the markets in which we compete and to change the software industry. Our competitors or other third parties may develop AI solutions more rapidly or successfully, including but not limited to different data training strategies or proprietary access to data and, as a result, other AI solutions may achieve greater and faster adoption. For example, we face increasing competition from companies offering generative and agentic AI solutions, including but not limited to prompt-based and multi-modal creation and editing, document productivity and understanding, ad distribution and creation, and purpose-built AI agents. Other companies have in the past, and may in the future prevent, limit or interfere with our ability to use third-party models in our solutions. If we are not able to provide solutions that compete effectively, we could experience reduced sales, which could materially and adversely impact our business and financial results. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of this report.

Issues relating to the development and use of AI in our solutions may result in reputational harm, liability and adverse business and financial results.
Social, ethical and operational issues relating to the use of AI, including generative AI and agentic AI, in our solutions may result in reputational harm, liability and additional costs. We are increasingly incorporating AI technologies, developed by us and by third parties, into many of our solutions. If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our solutions not working as intended or producing unexpected outcomes.
Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. Additionally, obligations under the EU AI Act have gone into effect and will continue to be implemented in phases through 2030, and other jurisdictions have passed or are considering similarly focused legislation. Some of our operations are subject to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements and services to comply with such obligations. Non-compliant companies under the EU AI Act may be subject to administrative fines. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to investigations, proceedings and claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. There can be no guarantee that future AI regulations or standards will not adversely impact us or conflict with our approach to AI development and use, including affecting our ability to make our AI solutions available without costly changes, delaying or halting development of AI solutions, requiring us to change our AI development practices, monetization strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and/or legal liability. Additionally, as we offer more third-party AI models in our solutions, we face risks inherent in how third-party AI models used in our solutions have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. The use and availability of third-party AI models in our solutions could result in scrutiny and legal liability, including intellectual property infringement claims. Such claims or scrutiny could cause reputational harm and loss of customers, and adversely impact our business and financial results. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.
Uncertainty around new and evolving AI uses may require significant, additional investment to develop models and proprietary datasets, responsible-use frameworks and new approaches and processes to attribute or compensate content creators. We have experienced, and may in the future experience, challenges accessing AI models, datasets or hardware. Developing, testing and deploying AI systems and third-party AI models may continue to increase the cost of our solutions, including due to the nature of the computing costs involved in such systems. These costs could adversely impact our margins as we continue to make significant investments in AI development, add AI capabilities and third-party AI models to our solutions and scale our AI solutions without assurance that our customers and users will adopt them. Further, as with any new solutions based on new and rapidly evolving technologies, consumer reception and monetization pathways are uncertain, our strategies may not be successful and our business and financial results could be adversely impacted. AI solutions may continue to modify workforce needs, result in negative publicity, reputational harm, liability and decreased demand for our solutions, all of which could adversely impact our business.
If our reputation or our brands are damaged, our business and financial results may be adversely affected.
We believe our reputation and brands have been, and we expect them to continue to be, important to our business and financial results. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We have experienced, and may in the future experience, reputational harm, reduced customer demand and customer attrition from, among other things, the introduction of new products, features, services, or terms that do not meet customer expectations; our position on or approach to new and evolving technologies, including AI; backlash from customers, the creative community, government entities or other stakeholders that disagree with our product offering decisions or public policy, social, ethical or political positions; significant litigation or regulatory or government actions that negatively reflect on our business practices; data security breaches or compliance failures; and public scrutiny or negative publicity, including being the target of media and social media campaigns, criticizing our actual or perceived actions or inactions, policies, terms, agreements, dispute resolution requirements, handling of user privacy, data practices or content. Our brands may be negatively affected by the actual or perceived failure to meet our sustainability commitments or appropriately respond to climate concerns; and uses of our solutions, particularly our AI solutions, in ways that are out of our control, such as to create or disseminate content that is deemed to be misleading, deceptive or intended to manipulate public opinion, or for illicit, objectionable or illegal ends, or by our failure to respond appropriately and in a timely manner to such uses. Further, such uses of our solutions may result in controversy or claims related to defamation, rights of publicity, illegal content, intellectual property infringement, harmful content, misinformation and disinformation, harmful bias, misappropriation, data privacy, derivative uses of third-party AI and personal injury torts. If we fail to appropriately respond to objectionable content created using our solutions or shared on our platforms, our users may lose confidence in our brands. Entry into markets with weaker protection of brands or changes in the legal systems in countries in which we operate may also impact our ability to protect our brands. If we fail to maintain, enhance or protect our brands, or if we incur excessive expenses in our efforts to do so, our users’ trust in us and purchasing decisions and our business and financial results may be adversely affected.
We may not realize the anticipated benefits of acquisitions, investments or other strategic transactions, and they may disrupt our business and adversely affect our business and financial results.
We have acquired and may continue to acquire businesses, products, talent and technologies as part of our business strategy. Acquisitions, investments and other strategic transactions involve numerous risks and uncertainties, the occurrence of which may have an adverse effect on our business. These risks and uncertainties include:
•inability to achieve the expected financial and strategic benefits on a timely basis or at all;
•difficulty in effectively integrating operations, technologies, products, services, solutions, culture or personnel;
•disruption of our ongoing business and distraction of our management and other personnel;
•challenges to completing or failure to complete an announced transaction related to the failure to obtain regulatory approval, or the need to satisfy certain conditions precedent to closing such transaction (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) that could limit the anticipated benefits of the transaction;
•entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
•inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired business;
•delay in customer and distributor purchasing decisions due to uncertainty about the direction of our solutions;
•incurring higher than anticipated costs to effectively integrate an acquired business, to bring an acquired company into compliance with applicable laws and regulations, additional compensation issued or assumed in connection with an acquisition, to divest products, services or solutions acquired in unsuccessful acquisitions to amortize costs for acquired intangible assets or because of our inability to take advantage of anticipated tax benefits;
•increased collection times, elevated delinquency or bad debt write-offs related to receivables of an acquired business we assume;
•difficulty in maintaining controls, procedures and policies during the transition and integration of an acquired business and inability to conclude that our internal controls over financial reporting are effective;
•potential identified or unknown security vulnerabilities in acquired or integrated entities’ systems, technologies, or products that expose us to additional security risks or delay our ability to integrate the acquired products into our existing solutions;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, a transaction;
•incurrence of additional debt to finance a transaction, which will increase our interest expense and leverage, and/or issuance of equity securities to finance transactions, which will dilute current shareholders’ percentage ownership and earnings per share;
•in the case of foreign transactions, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries;
•brand or reputational harm associated with our acquisitions, investments or other strategic transactions; and
•failure to identify significant problems, liabilities or other challenges during due diligence.

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions, and increased global scrutiny and evolving regulatory expectations relating to acquisitions and other strategic transactions. We may not be able to complete acquisitions or other strategic transactions to realize the anticipated benefits of such acquisitions or transactions on favorable terms, or at all, including as a result of challenges in obtaining regulatory approvals, and may incur additional costs. For example, we have experienced difficulties in obtaining regulatory approvals, resulting in the termination of a previously announced acquisition and the incurrence of additional costs. Any of these factors may adversely affect our business and financial results.
Risks Related to the Operation of Our Business
If we are unable to recruit and retain key personnel, our business may be harmed, and our hybrid work model may present challenges, which could adversely impact our business.
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
Service interruptions or failures of our information technology systems or those of third parties may impair the availability of our solutions, which may expose us to liability, damage our reputation and harm our future financial results.
Much of our business, including our online store at adobe.com, our cloud solutions and various business processes such as our enterprise resource planning system and customer and sales support, relies on hardware and services that are hosted, managed and controlled directly by us or third-party service providers to be available to our customers and users without disruption. We do not have redundancy for all our systems, many of our critical applications (“apps”) reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If any critical third-party service provider of hosting or content delivery services is negatively affected or becomes unavailable to us for any reason, we may not be able to deliver the corresponding solutions to our customers and users. Failure of our systems or those of our third-party service providers could cause large, system-wide failures, disrupt our business operations and those of our customers, subject us to reputational harm, require costly and time-intensive notifications, and cause us to lose customers, users and future business. Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of solutions to customers and result in increased costs and liabilities, which may harm our financial results, reputation and business.
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
Our solutions collect, store, manage and otherwise process third-party data, including our customers’ data and our own data. Such solutions as well as our technologies, systems and networks have been subject to, and may in the future be subject to, cyberattacks, computer viruses, ransomware or other malware, fraud, worms, social engineering, denial-of-service attacks, malicious software programs, insider threats and other cybersecurity incidents that have in the past, and may in the future, result in the unauthorized access, disclosure, acquisition, use, loss or destruction of sensitive personal or business data belonging to us, our employees and our customers. Some of our solutions include third-party open-source software, which may contain security vulnerabilities that may be exploited, potentially compromising our solutions. Increasing use of AI in our internal systems and solutions may create new attack methods.
Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations, including nation-states and state-sponsored organizations. Such risks may be elevated in connection with geopolitical tensions, including the Russia-Ukraine war and the conflict in the Middle East, as well as malicious third parties utilizing emerging technologies, such as AI and machine learning. Certain unauthorized parties have in the past managed, and may in the future manage, to overcome our security measures and those of our third-party service providers to access and misuse systems and software by exploiting defects in design, configuration or manufacture, including bugs, vulnerabilities, change management errors and other problems that unexpectedly compromise the security or operation of a product or system. Further, unauthorized parties or authorized parties that exceed their authorized access may also gain physical access to our facilities and infiltrate our information systems or attempt to gain logical access to our solutions or information systems to access content and data and may result in computer viruses, worms, ransomware or other malware. Malicious third parties have in the past, and may in the future, fraudulently induce our employees or users of our solutions to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing, social engineering or other tactics, and this risk is heightened in our current hybrid model working environment.
Our solutions are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions experience a compromise, a large portion or, in some instances, all of our customers and their data for a given solution could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large scale event could be significant, and materially and adversely impact our business. Malicious actors may also engage in fraudulent or abusive activities through our solutions, including unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service. While we actively combat such fraudulent activities, we have experienced, and may in the future experience, impacts to our revenue and reputation from such activities.
Maintaining the security of our solutions is a critical issue for us and our customers. We devote significant resources to address security vulnerabilities through various methods, including, but not limited to, engineering more secure products, enhancing security and reliability features in our products and systems, regularly reviewing our service providers’ security controls, and continually assessing and improving, as appropriate, our incident response process. However, it is impossible to accurately predict the extent, frequency or impact cybersecurity issues may have on us, and our security measures do not provide full effective protection from all such events. There can be no assurance that we have the capability to detect all vulnerabilities or new attack methods and our internal security controls may not keep pace with quickly evolving threats. The costs to prevent, eliminate, mitigate or remediate cybersecurity or other security problems and vulnerabilities are significant and may reduce our margins. Breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data have in the past, and could in the future, expose us, our employees, our customers or other individuals affected to a risk of loss or misuse of this information. Further, our efforts to address these problems, including notifying affected third parties when appropriate, have in the past been, and may in the future be, unsuccessful or delayed, which could result in business interruptions, cessation of service, loss of existing or potential customers and reputational harm. Actual or perceived security vulnerabilities or incidents have resulted in, and may result in additional, claims or litigation and liability or fines, costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which have in the past and may in the future harm our business and damage our brand and reputation. Our customers may also adopt security measures to protect their computer systems and their instances of our software from attack and may suffer a cybersecurity breach on their own systems, unrelated to our systems. Even if such breach is unrelated to our security systems, solutions or programs, such breach could cause us reputational harm and require us to incur significant economic and operational consequences to adequately assess and respond to their breach, and to implement additional safeguards designed to protect against future breaches.
While we maintain insurance to cover operational risks, such as cybersecurity risk and technology outages, our insurance may not be sufficient to cover all liability described herein. These risks will likely increase as we expand our hosted solutions, integrate our solutions and store and process more data. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyberattacks, data breaches, overly burdensome preventive security measures or failure to fully meet information security control certification requirements could materially and adversely affect our financial results, stock price and reputation.
If we are unable to develop, manage and maintain our sales channels, including our direct sales force, third-party distributors, and sales partners, or third-party relationships upon which we rely for critical business operations, our revenue and business may be adversely affected.
We rely on our direct sales channel and a number of third-party distributors and sales partners to distribute our solutions. The successful management of these relationships is a complex, global process. We sell many solutions through our direct sales force. Risks associated with this sales channel include challenges related to hiring, retaining and motivating our direct sales force, and substantial amounts of ongoing training for sales representatives. Our business could be harmed if our direct sales expansion efforts do not generate the corresponding efficiencies and revenue we anticipated from such investment. In addition, the loss of key sales employees could impact our customer relationships and future ability to sell to certain accounts covered by such employees.
Moreover, if our partner and distribution channels are not effective or if we stop or change our partner or distribution channels, we may lose sales opportunities, customers and revenue. We rely on third-party distribution platforms and are subject to changes in pricing structure, terms of service, privacy practices and other policies at the discretion of the platform provider. Any adverse changes to the terms with such third-party distribution platforms which we rely on to distribute our solutions may adversely affect our financial results. Additionally, our distribution channels may not continue to market or sell our solutions effectively and may favor solutions of other companies.
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
We also rely on third-party service providers and technologies to deliver our solutions and business operations and to operate critical business systems, such as cloud-based infrastructure, data center facilities, generative AI, large language models, encryption and authentication technology, company email and other communication channels, and communications with customers. If such third parties are negatively affected, if we fail to effectively develop, manage and maintain our relationships with such third parties, or if we are unable to renew our agreements with them on favorable terms or at all, our expenses could significantly increase, and we and our customers may experience service interruptions. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services and harm our business. Further, interruptions in our services caused by us or our third-party service providers may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions or contracts, and adversely affect our attrition rates and our ability to attract new customers, all of which may adversely affect our financial results. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
We face various risks associated with operating as a multinational corporation, and global adverse economic and geopolitical conditions may harm our business and financial condition.
We derive a large portion of our total revenue from, and have significant operations, outside of the United States. As a multinational corporation, we are subject to a number of risks, including from global adverse economic and geopolitical conditions, that are uncertain and beyond our control and that make forecasting financial results and decisions about future investments difficult, such as:
•inflation and actions taken by central banks to counter inflation, including increasing interest rates;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, downturns and recessions, trade disputes, tariffs, armed conflicts and wars, and epidemics and pandemics like COVID-19;

•tax laws in the United States as well as other countries and jurisdictions;
•increased financial accounting and reporting burdens and complexities;
•changes in, or impositions of, legislative or regulatory requirements in the United States and other countries, including antitrust and competition regulations, consumer protection laws, or other government actions;
•changes in laws governing the flow of data across borders including into the United States;
•inadequate local infrastructure and difficulties in managing and staffing international operations;
•costs, potential liability, delays or loss of sales resulting from trade restrictions imposed by the United States and other countries, as well as trade laws, including but not limited to economic sanctions, tariffs and export controls;
•costs and delays associated with developing products in multiple languages; and
•operating in locations with a higher rate of corruption and fraudulent business practices.
Additionally, third parties we do business with and our customers have international operations and are also subject to the above risks. Adverse changes in global economic conditions, including, but not limited to recessions or slow economic growth have in the past resulted and may in the future result in our customers’ and business partners’ insolvency, inability to obtain credit to finance or purchase our solutions, or a delay in paying or an inability to pay their obligations to us. Other third parties, such as our service providers, suppliers and distributors, may be unable to deliver or be delayed in delivering critical services, products or technologies that we rely on, and our business and reputation may be harmed. Our customers’ spending rate, ability to pay and demand for our solutions may also be adversely affected by the above risks. If our global sales are reduced, delayed or canceled because of any of the above risks, our revenue may decline.
Further, a disruption in global financial markets could impair our banking partners, on which we rely for operating cash management, capital market transactions and derivative programs. Such disruption could also negatively impact our customers’ ability to pay us due to delays or inability to access their existing cash.
As of November 28, 2025, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
Some of our enterprise solutions have extended and complex sales cycles, which may increase our costs and make our sales cycles unpredictable.
As we continue to target enterprise customers for certain of our solutions, we may face increased costs, longer sales cycles, greater competition and less predictability in completing our sales. For our enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our solutions, particularly because the decision to use our solutions is often an enterprise-wide decision. We are increasingly offering end-to-end solutions that include generative and agentic AI capabilities, which have in the past, and may in the future, increase the complexity of technical or contractual assurances or requirements that we or our customers require, whether pursuant to regulations or internal policies, as part of the contracting process, leading to extended sales cycles. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic and geopolitical events such as trade disputes and tariffs have caused, and may continue to cause, additional spend scrutiny and delays in our enterprise customers’ purchasing decisions, particularly for larger and more complex deals. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required to complete a sale, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more services resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Our revenue from enterprise customers may be affected by longer-than-expected sales, contract negotiation and implementation cycles, extended collection cycles, potential deferral of revenue and alternative licensing arrangements. Additionally, our enterprise sales pattern has historically been, and is expected to remain, uneven, where a higher percentage of a quarter’s total sales occur during the final weeks of each quarter, which is common in our industry.

Risks Related to Laws and Regulations
We are, and may in the future become, subject to litigation, regulatory inquiries, investigations and other actions, which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operations and cash flows.
We are, and may in the future become, subject to various legal proceedings (including class action lawsuits), claims, negotiations, regulatory inquiries, investigations, enforcement actions and other actions, including relating to antitrust, consumer protection, data privacy and security, employment practices, product liability and the validity or alleged infringement of third-party intellectual property rights, including patent rights, among others. Such activity has increased over time with evolving global regulatory and enforcement landscapes and as our solutions have become more available to, and used by, more enterprises and consumers worldwide. For example, there is an increase in regulatory activity in connection with federal and state consumer protection laws, including some suits which seek civil penalties. Any proceedings, actions, claims or inquiries initiated by or against us, whether successful or not, may be highly time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; result in negative publicity; require significant amounts of management time; result in the diversion of significant operational resources; or otherwise harm our business and financial results.
Disputes and litigation can be complex and are typically costly and can be disruptive to our business operations by diverting the attention of management and key personnel. For example, third-party intellectual property disputes, including those initiated by patent assertion entities or competitors, could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from offering certain solutions, subject us to injunctions restricting our sales, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements and service agreements. In addition, we have incurred, and may in the future incur, significant costs in acquiring the necessary third-party intellectual property rights for use in our products, in some cases to fulfill contractual obligations with our customers. Any of these occurrences could significantly harm our business.
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
We are a global company subject to varied and complex laws, regulations, government actions and customs, both domestically and internationally. These local, state, federal and international laws and regulations relate to a number of aspects of our business, including trade laws such as import and export controls, anti-boycott, economic sanctions and embargoes, data and transaction processing security, payment card industry data security standards, antitrust and competition, consumer protection, records management, user-generated content hosted on websites we operate, privacy practices, data residency and transfer, AI, corporate governance, employment practices, immigration, employee and third-party complaints, anti-corruption, conflicts of interest, securities regulations, sustainability and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and evolving, and may at times conflict. Further, we are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, which may conflict with local customs and practices in other foreign countries, particularly those with developing economies where it is common to engage in practices that would be prohibited under such laws. We cannot provide assurance that our employees, contractors, agents, business partners and vendors will not take actions in violation of our internal policies, U.S. laws or other applicable international laws. Compliance with the above laws and regulations may involve significant costs or require additional changes to our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
In addition, approximately 50% of our employees are located outside the United States. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements, immigration and payroll and other taxes, which likely would have a direct impact on our operating costs.

Increasing regulatory focus on privacy and security issues and expanding laws and regulatory requirements could impact our business models and expose us to increased liability.
We are subject to global data protection, privacy and security laws, regulations and codes of conduct that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are increasing in number, expanding in scope, inconsistent across jurisdictions and subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, including the transferring of personal information across international borders. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU - US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation and judicial decisions by the Court of Justice of the European Union. Certain other countries in which we do business have also established specific legal requirements for cross-border transfers of personal information and data localization. If these or other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.
We may be subject to certain aspects of the EU’s Digital Services Act, which imposes additional legal requirements on certain types of digital service providers, including online platforms and content sharing sites. Moreover, some of our customers are subject to the EU’s Digital Operational Resilience Act and similar UK regulatory requirements on operational resilience. There may be certain aspects of the EU’s Data Act that could apply to certain types of cloud services providers and require them to facilitate data portability (e.g., switching between services), as well as certain requirements concerning cross border international transfers of, and governmental access to, non-personal information outside of the European Economic Area. Further, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which placed additional restriction on certain data transactions involving countries of concern and covered individuals that may impact certain business activities, and has impacted the transfer of data in connection with certain transactions.
Additionally, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways leading to shifting requirements, country-specific differences in application and uncertain enforcement priorities. Laws in Asia, such as the Personal Information Protection Law in China, Personal Information Protection Act in Korea and developing privacy laws in India, as well as state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create additional privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Further, the U.S. Securities and Exchange Commission’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure and other expanding global laws require us to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators, courts and customers, may affect our ability (and our enterprise customers’ ability) to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), to implement our business models effectively and to adequately address disclosure requirements.
The laws, regulations and codes above may impact our innovation and business drivers in developing new and emerging technologies (for example, AI and machine learning) and may impact demand for our solutions and has resulted in more onerous obligations in our contracts and changes to our business practices, and may require us to bear additional burdensome contractual obligations and make additional changes to our business practices in the future. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may adversely impact our business. Perception of our practices or solutions, even if unfounded, as a violation of individual privacy, data protection rights, cybersecurity or related contractual requirements, subjects us to public criticism, lawsuits, investigations, audits, claims and other proceedings by regulators, industry groups, customers or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines, lost revenue and other punitive measures including prohibition on sales of our solutions, restrictive judicial orders, disgorgement of data or other adverse consequences. Additionally, we collect and store information on behalf of our business customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Our intellectual property portfolio is a valuable asset and we may not be able to protect our intellectual property rights, including our source code, from infringement or unauthorized copying, use or disclosure.
Our patents, trademarks, trade secrets, copyrights and other intellectual property are valuable assets to us. Infringement or misappropriation of such intellectual property could result in lost revenues and ultimately reduce their value. We protect our intellectual property by relying on federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures and contractual restrictions. Despite our efforts, protecting our intellectual property rights and preventing unauthorized use of our intellectual property are inherently difficult. For instance, we actively combat software piracy, but we continue to lose revenue due to illegal use of our software. Third parties may illegally copy and sell counterfeit versions of our products. To the extent counterfeit installations and sales replace otherwise legitimate ones, our financial results could be adversely affected. We apply for patents and other intellectual property rights in the United States and in foreign countries, but we are not always successful in obtaining patent or other intellectual property protection or in obtaining such protection timely to meet our business needs. Our patents may be invalidated or circumvented. Moreover, due to challenges in detecting patent infringement pertaining to generative AI technologies, it may be more difficult to protect our generative AI and related innovations with patents. Additionally, if we use generative AI in the creation of our source code or other materials or inventions, we may not be able to rely on copyrights or patents to protect such intellectual property. Further, the laws of some foreign countries do not provide the same level of intellectual property protection as U.S. laws and courts and could fail to adequately protect our intellectual property rights. If unauthorized disclosure of our source code occurs through security breach, cyber-attack, contributions to open-source projects or otherwise, we could lose future trade secret protection for that source code. Such loss could make it easier for third parties to compete with our products by copying functionality, which could cause us to lose customers and could adversely affect our revenue and operating margins. If we cannot protect our intellectual property against unauthorized copying, use, or other misappropriation, our business could be harmed.
Changes in tax rules and regulations or interpretations thereof may adversely affect our effective tax rates.
We are a U.S.-based multinational company subject to tax in multiple domestic and foreign tax jurisdictions. Significant judgment is required in determining our current provision for income taxes and deferred tax assets or liabilities. Tax laws in the United States as well as other countries and jurisdictions in which we conduct business are subject to change as new laws are passed and/or new interpretations are made available, which have in the past and may in the future have a material impact on our business. These countries, governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made and/or could make other unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied.
Changes in our operating landscape, such as changes in laws or interpretations of tax rules, have in the past and may in the future adversely affect our effective tax rates and/or cause us to respond by making changes to our business structure, which could adversely affect our operations and financial results. Our future effective tax rates may be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in the valuation of our deferred tax assets and liabilities, changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, or unexpected negative changes in business and market conditions that could reduce certain tax benefits. An increase in our effective tax rate would reduce our profitability.
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
We provide solutions, directly and indirectly, to a variety of domestic and foreign government entities, which introduces certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes; changes in governmental administrations and policies; fluctuations due to government spending cuts and shutdowns; and highly competitive and lengthy bidding process that may be subject to political influence. Additionally, we are subject to complex regulatory requirements and executive orders, including those related to procurement; export controls; employment; security; and other evolving government-specific contractual requirements. We incur significant up-front time and costs without any assurance that we will win a contract. Operating within a highly regulated industry, we have been and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in termination of contracts and various civil and criminal penalties and administrative sanctions, including payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results. We have made, and may continue to make, significant investments to support future sales opportunities in various government sectors, including to obtain various security authorizations and certifications. Such processes are complex, lengthy and can often be delayed. Furthermore, requirements may change, or we may be unable to achieve or sustain one or more government authorizations or certifications, which could affect our ability to sell to government entities until we meet any new or revised requirements.
Risks Related to Financial Performance
If there is a change in subscriptions or renewals in a reporting period, this could cause our financial results to suffer and may not be immediately reflected in our revenue and financial results for that period because we recognize revenue over the subscription term.
Our solutions are typically subscription-based, pursuant to product and service agreements. We generally recognize revenue from our subscription solutions ratably over the terms of their subscription agreements, which typically range from 1 to 36 months. As a result, most of the subscription revenue we report each quarter is the result of subscription agreements entered into during previous quarters. Lower sales and subscriptions, reduced demand for our solutions, and increases in our attrition rate in any given period may not be fully reflected in our results of operations until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenue from subscription-based or hosted services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction, our ability to continue enhancing features and functionality, reliability of our solutions, prices of ours and competitors’ solutions, the actual or perceived information security of our systems and services, decreases in the size of our customer base, changes as a result of regulatory or legal requirements, changes in the composition of our customer base and reductions in our customers’ spending levels or declines in customer activity. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline. Further, such impact on our revenue may not be immediately reflected in our financial results in the period in which our renewal rates changed and may adversely affect our financial results in future periods. If any of our assumptions about revenue from our subscription-based solutions prove incorrect, our actual results may suffer and vary from those anticipated.
We are subject to fluctuations in foreign currency exchange rates and may not be able to effectively hedge our exposure.
Our financial results and performance metrics are subject to fluctuations in foreign currency exchange rates due to the global scope of our business. Geopolitical and economic events, including war, trade disputes, tariffs, economic sanctions and emerging market volatility, and associated uncertainty have caused, and may in the future cause, currencies to fluctuate.
We attempt to mitigate a portion of these foreign currency exchange risks to our financial results through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We regularly review our hedging program and make adjustments that we believe are appropriate. Our hedging activities have not, and may not in the future, offset more than a portion of the adverse financial impact, including on our actual revenue recognized, resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition, business performance or results of operations.
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
As of November 28, 2025, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
Our business relies on our network infrastructure and enterprise apps, internal technology systems and websites. A disruption, infiltration or failure of our systems, data centers or operations, or those of our third-party service providers due to a major earthquake, other natural disasters, including climate-related events (such as flooding, water stress, heat waves, cyclones and wildfires), power shutoff or loss, telecommunications failure, cloud service provider outages, epidemic, pandemic, war, terrorist attack or other catastrophic event, could cause interruptions to our systems, solutions and business operations, damage to critical infrastructure, loss of intellectual property, data security breaches and data loss. Our corporate headquarters, significant research and development activity, certain of our data centers and other critical business operations are in the San Francisco Bay Area and the Salt Lake Valley Area, both of which are near major earthquake faults. Exposure to climate-related events that may harm our business may continue to increase in intensity. A catastrophic event, particularly one that may disrupt our data centers or our critical activities, could prevent us from conducting normal business operations and providing our solutions, which could adversely affect our business. A catastrophic event could negatively impact a country or region in which we sell and, in turn, decrease demand for our solutions, which could negatively impact our business.
Our stock price has been volatile and your investment could lose value.
Our stock price has been, and may continue to be, volatile and subject to fluctuations. All factors described in this Part I, Item 1A of this report, some of which are beyond our control, may affect our stock price, including:
•shortfalls or declines in our results or shortfalls, changes to estimates, recommendations or expectations in guidance we provide or provided by financial analysts about our revenue, margins, earnings, annualized recurring revenue, growth rates or other key performance metrics;
•changes to our key performance metrics;
•changes in investor and analyst valuation models for our stock;
•changes in annualized recurring revenue, unearned revenue, remaining performance obligations and revenue recognized at a point in time, all of which may impact actual or implied growth rates;
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
•variations in our or our competitors’ financial and business performance, changes in the competitive landscape generally and developments in our industry;
•adverse economic, political or market conditions; and

•other events, such as significant litigation, regulatory investigations or actions, and negative media or social media coverage.
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
Depending on the environment, our risk mitigation strategies include a variety of technical, physical and operational measures designed to manage and mitigate material risks from cybersecurity threats to our systems and data. We require employees annually to complete a general security awareness training, and additional engineering and security specific training may also be required for certain positions. Further, we maintain a vendor security review program, which is designed to provide an assessment of the security practices of those third-party vendors that process Adobe non-public data or connect to our networks. We maintain an information security incident response plan designed to monitor, analyze, address, escalate and report cybersecurity incidents, and escalate certain cybersecurity incidents to members of management depending on the circumstances.
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
Governance
Our Board of Directors (the “Board”) addresses cybersecurity risks as part of its general oversight function. Our Audit Committee of the Board (the “Audit Committee”) oversees enterprise risks, including cybersecurity risks, and the adequacy and effectiveness of our information security, technology and policies and our internal controls regarding these areas. The Audit Committee receives regular cybersecurity updates from our Chief Security Officer (“CSO”), in conjunction with senior cyber legal and other professionals, and reports those updates to the Board. The updates address topics such as cybersecurity risks and the prevention, detection, mitigation and remediation of cybersecurity incidents. We have a Cyber Disclosure Committee, comprised of our CSO, cyber legal professionals and other cross-functional leaders, that meets regularly to assess and make determinations regarding certain cybersecurity incidents, and have an escalation process to inform management and the Audit Committee when appropriate. Additionally, our CSO identifies certain cybersecurity risks that are reviewed as part of the enterprise risk management framework and periodically presented to the Board and the Audit Committee.
Our cybersecurity risk assessment and management processes are implemented and maintained by management, including our CSO and our cyber legal professionals, whom each has extensive cybersecurity experience in their respective areas of responsibility and expertise. Our CSO, who reports to the Chief Financial Officer, has primary responsibility for the strategy, engineering and operations of cybersecurity across Adobe in partnership with our executive-level product leaders and our cyber legal professionals, who report to the Chief Legal Officer, and have primary responsibility for the legal aspects of cybersecurity across Adobe. Our CSO is supported by a team of cybersecurity, information security, information technology, operations and legal executives and professionals.

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
Outside of the United States, we own and lease properties throughout Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) for research, product development, sales, marketing and administrative purposes. The largest properties we occupy outside of the United States are our Bangalore, India and Noida, India offices which are approximately 0.7 million and 0.7 million square feet, respectively. We own and lease these properties in India.
We operate under a hybrid work model and believe our existing facilities, both owned and leased, are in good operating condition and suitable for the conduct of our business.
See Note 7 of our Notes to Consolidated Financial Statements for further information regarding our lease obligations.
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
Stockholders
According to the records of our transfer agent, there were 801 holders of record of our common stock on January 9, 2026. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended November 28, 2025. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
August 30—September 26, 2025	2.1	$353.68	2.1	$8,088
September 27—October 24, 2025	2.3	$345.96	2.3	$7,307
October 25—November 28, 2025	2.8	$332.31	2.8	$6,369
Total	7.2		7.2
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Discussion regarding our financial condition and results of operations for fiscal 2024 as compared to fiscal 2023 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 29, 2024, filed with the SEC on January 13, 2025.
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
Revenue Recognition
Our contracts with customers may include promises to transfer multiple products and services. Determining whether products and services are distinct performance obligations to be accounted for separately or combined as part of a single performance obligation may require significant judgment, primarily for our solutions that include both on-premise and/or on-device software licenses and cloud services. We have concluded that certain subscription offerings, which include both on-premise/on-device software licenses and cloud services, represent a single, highly integrated performance obligation. This conclusion reflects the high degree of integration, interdependency and interrelation between the software and the cloud services, such that customers receive the intended benefit only when these components operate together. The nature of our promise to customers is to deliver a complete end-to-end solution, and the intended functionality and workflow efficiencies cannot be obtained from either the software or the cloud services on a standalone basis. Accordingly, revenue for these offerings is recognized ratably over the subscription period during which the cloud services are provided.
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

RESULTS OF OPERATIONS
Overview of Fiscal 2025
For our fiscal 2025, we experienced strong demand across our Digital Media and Digital Experience offerings, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue across our portfolio of offerings.
Digital Media
Our Digital Media products, services and solutions help users create, design and publish rich content and 3D experiences, and improve productivity by transforming how they view, share and collaborate on documents and content. These offerings include our Creative Cloud flagship applications (“apps”) such as Adobe Photoshop, Adobe Illustrator, Adobe Lightroom, Adobe Premiere Pro and Adobe After Effects; as well as Adobe Acrobat, Adobe Express, Adobe Firefly and many more products, which are available across surfaces and platforms as desktop tools, web and mobile apps and cloud-based services. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content first, task-based solutions. Our Adobe Acrobat offerings fuel document productivity, enabling users to create, collaborate, review, approve, sign and track documents at home, in the office and across devices. AI innovation is deeply infused into our Digital Media solutions, including through Adobe Firefly-powered generative AI features available across our Creative Cloud flagship apps, and through Acrobat AI Assistant, a generative AI-powered conversational interface designed to enhance document experiences. In August 2025, we released Acrobat Studio, which brings together Adobe Acrobat, Adobe Express and AI agents to further unite productivity and creativity, empowering users to quickly derive insights from their documents and create visually compelling content. Our Digital Media customers include business professionals, consumers, creative professionals, creators and marketing professionals.
During fiscal 2025, Annualized Recurring Revenue (“ARR”) was the key performance metric our management used to assess the health and trajectory of our overall Digital Media segment. Digital Media ARR was calculated as the sum of the annual value of Digital Media subscriptions and services and the annual value of Digital Media Enterprise Term License Agreements.
Digital Media ARR grew to $19.20 billion at the end of fiscal 2025, representing 11.5% year-over-year growth. Our success in driving growth in ARR has positively affected our revenue growth. Digital Media segment revenue grew to $17.65 billion in fiscal 2025, up from $15.86 billion in fiscal 2024, representing 11% year-over-year growth.
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
Digital Experience revenue was $5.86 billion in fiscal 2025, up from $5.37 billion in fiscal 2024, representing 9% year-over-year growth. Subscription revenue grew to $5.41 billion in fiscal 2025, up from $4.86 billion in fiscal 2024, representing 11% year-over-year growth.
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

Spanning both our Digital Media and Digital Experience segments, we drove continued business success through audience-specific product innovation and go-to-market strategy focused on the following two customer groups:
•Business Professionals & Consumers desire web and mobile apps with easy-to-use AI capabilities, and are increasingly benefiting from using Adobe Acrobat and Adobe Express. Revenue associated with the Business Professionals & Consumers customer group consists of Adobe Acrobat offerings and Adobe Express, all of which are part of Digital Media.
•Creative & Marketing Professionals require agile and comprehensive solutions to create high volumes of compelling content, infused with commercially safe AI capabilities; and are benefiting from investments in powerful, integrated workflows through offerings such as Adobe Firefly and Adobe GenStudio. Revenue associated with the Creative & Marketing Professionals customer group consists of Digital Experience offerings as well as Creative Cloud flagship apps such as Photoshop, Lightroom and Illustrator within Digital Media.
Due to the nature of certain offerings which contain cross-product integrations or benefits, revenue attributable to certain product entitlements may be recognized in either customer group.
By viewing the business through this lens, we can more effectively execute our long-term growth strategies. Our success will be achieved through continued acquisition and retention of our customer base by delivering valuable new features and technologies to customers with our latest releases, including generative AI capabilities to enhance creativity, productivity and marketing, and expanding availability of our offerings across an increasing number of surfaces.
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
The key performance metric used by management to evaluate progress against our customer-focused strategy is Total Adobe ARR, which represents the annual value of subscription contracts in the Creative & Marketing Professionals and Business Professionals & Consumers customer groups. We adjust our reported ARR on an annual basis, primarily to reflect any exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year for measurement purposes. Prior year ARR balances are also revalued at the new currency rates for comparative purposes.
Total Adobe ARR grew to $25.20 billion exiting fiscal 2025, representing 11.5% year-over-year growth. Revaluing our ending ARR for fiscal 2025 using currency rates determined at the beginning of fiscal 2026, our Total Adobe ARR at the end of fiscal 2025 would be $25.66 billion, or approximately $460 million higher than the ARR reported above.
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

Financial Performance Summary for Fiscal 2025
•Total Adobe ARR of approximately $25.20 billion as of November 28, 2025 increased by 11.5% from $22.61 billion as of November 29, 2024 revalued using currency rates determined at the beginning of fiscal 2025.
•Digital Media ARR of approximately $19.20 billion as of November 28, 2025 increased by 11.5% from $17.22 billion as of November 29, 2024 revalued using currency rates determined at the beginning of fiscal 2025.
•Digital Media revenue of $17.65 billion during fiscal 2025 increased by $1.79 billion, or 11%, compared to fiscal 2024.
•Digital Experience revenue of $5.86 billion during fiscal 2025 increased by $498 million, or 9%, compared to fiscal 2024.
•Cost of revenue of $2.55 billion during fiscal 2025 increased by $193 million, or 8%, compared to fiscal 2024.
•Operating expenses of $12.51 billion during fiscal 2025 remained relatively flat compared to fiscal 2024.
•Net income of $7.13 billion during fiscal 2025 increased by $1.57 billion, or 28%, compared to fiscal 2024.
•Cash flows from operations of $10.03 billion during fiscal 2025 increased by $1.98 billion, or 25%, compared to fiscal 2024. Fiscal 2024 cash flows from operations were adversely impacted by payment of the $1 billion Figma termination fee.
•Remaining performance obligations of $22.52 billion as of November 28, 2025 increased by 13% from $19.96 billion as of November 29, 2024.
Revenue

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Subscription	$22,904		$20,521		$18,284		12%	%
Percentage of total revenue	96%	%	95%	%	94%	%
Product	325		386		460		(16)%	%
Percentage of total revenue	2%	%	2%	%	2%	%
Services and other	540		598		665		(10)%	%
Percentage of total revenue	2%	%	3%	%	4%	%
Total revenue	$23,769		$21,505		$19,409		11%	%
Subscription
Our subscription revenue is comprised primarily of fees we charge for our subscription and hosted service offerings, and also includes subscription-based consulting services. We primarily recognize subscription revenue ratably over the term of agreements with our customers, beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions and invoicing is aligned to the pattern of performance, customer benefit and consumption, are recognized on a usage basis.
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
Services and Other
Our services and other revenue is comprised primarily of fees related to project-based consulting and training, as well as maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We sell our project-based consulting contracts on a time-and-materials or fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Transaction-based advertising revenue is recognized on a usage basis as we satisfy the performance obligations to our customers.
Segments
In fiscal 2025, we categorized our products into the following reportable segments:
•Digital Media—Our Digital Media segment provides products and services that enable individuals, teams, businesses, and enterprises to create, publish and promote their content anywhere and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and creative content. Our customers span creative professionals, including graphic designers, photographers, videographers, illustrators and 3D artists; creators, including social media influencers and solopreneurs; business professionals, including social media teams, small business owners and knowledge workers; and consumers.
•Digital Experience—Our Digital Experience segment provides marketing professionals with an integrated platform and set of products, services and solutions that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, brand managers, campaign strategists, merchandisers, merchants, data analysts, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web app development, high-end printing and our Adobe Advertising offerings.
Segment Information
Total revenue by reportable segment for fiscal 2025, 2024 and 2023 were as follows:

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Digital Media	$17,649		$15,864		$14,216		11%	%
Percentage of total revenue	74%	%	74%	%	73%	%
Digital Experience	5,864		5,366		4,893		9%	%
Percentage of total revenue	25%	%	25%	%	25%	%
Publishing and Advertising	256		275		300		(7)%	%
Percentage of total revenue	1%	%	1%	%	2%	%
Total revenue	$23,769		$21,505		$19,409		11%	%
Revenue from Digital Media increased $1.79 billion and revenue from Digital Experience increased $498 million during fiscal 2025 as compared to fiscal 2024. The increases in total revenue were due to subscription revenue growth across our Digital Media and Digital Experience offerings.
Subscription revenue by reportable segment for fiscal 2025, 2024 and 2023 were as follows:

(dollars in millions)	2025	2024	2023	% Change 2025-2024
Digital Media	$17,389	$15,547	$13,838	12%	%
Digital Experience	5,409	4,864	4,331	11%	%
Publishing and Advertising	106	110	115	(4)%	%
Total subscription revenue	$22,904	$20,521	$18,284	12%	%
The increase in subscription revenue for the Digital Media segment was driven by strength in Creative Cloud Pro and other flagship apps as well as Acrobat across all routes to market and geographies. The increase in subscription revenue for the Digital Experience segment was driven by strength in GenStudio solutions, and Adobe Experience Platform and related apps.

Digital Media and Digital Experience subscription revenue by customer group for fiscal 2025, 2024 and 2023 were as follows:

(dollars in millions)	2025	2024	2023	% Change 2025-2024		% Change 2024-2023
Creative & Marketing Professionals	$16,303	$14,749	$13,425	11%	%	10%	%
Business Professionals & Consumers	6,495	5,662	4,744	15%	%	19%	%
Total Digital Media and Digital Experience subscription revenue	$22,798	$20,411	$18,169	12%	%	12%	%
During fiscal 2025 and 2024 as compared to the respective prior years, increases in subscription revenue for the Creative & Marketing Professionals customer group were driven by strength in Creative Cloud Pro and other flagship apps, GenStudio solutions, and Adobe Experience Platform and related apps. During fiscal 2025 and 2024 as compared to the respective prior years, increases in subscription revenue for the Business Professionals & Consumers customer group were driven by strength in Acrobat.
Geographical Information

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Americas	$14,120		$12,891		$11,654		10%	%
Percentage of total revenue	59%	%	60%	%	60%	%
EMEA	6,289		5,554		4,881		13%	%
Percentage of total revenue	27%	%	26%	%	25%	%
APAC	3,360		3,060		2,874		10%	%
Percentage of total revenue	14%	%	14%	%	15%	%
Total revenue	$23,769		$21,505		$19,409		11%	%
Overall revenue during fiscal 2025 increased in all geographic regions as compared to fiscal 2024. Within each geographic region, the fluctuations in revenue by reportable segment were attributable to the factors noted in the segment information above.
Included in the overall change in revenue were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During fiscal 2025 as compared to fiscal 2024, the U.S. Dollar primarily strengthened against APAC currencies and weakened against EMEA currencies, which resulted in a net decrease in revenue in U.S. Dollar equivalents of approximately $18 million and was offset by net hedging gains of $22 million from our cash flow hedging program.
See Note 2 of our Notes to Consolidated Financial Statements for additional details of revenue by geography.
Cost of Revenue

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Subscription	$2,027		$1,799		$1,822		13%	%
Percentage of total revenue	9%	%	8%	%	9%	%
Product	23		25		29		(8)%	%
Percentage of total revenue	*		*		*
Services and other	501		534		503		(6)%	%
Percentage of total revenue	2%	%	2%	%	3%	%
Total cost of revenue	$2,551		$2,358		$2,354		8%	%
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
Cost of subscription revenue increased due to the following:

	Components of % Change 2025-2024
Hosting services and data center costs	8%	%
Loss contingency reversal	2
Compensation costs	2
Various individually insignificant items	1
Total change	13%	%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Cost of services and other revenue decreased during fiscal 2025 as compared to fiscal 2024 primarily due to decreases in compensation costs and professional fees.
Operating Expenses

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Research and development	$4,294		$3,944		$3,473		9%	%
Percentage of total revenue	18%	%	18%	%	18%	%
Sales and marketing	6,488		5,764		5,351		13%	%
Percentage of total revenue	27%	%	27%	%	28%	%
General and administrative	1,573		1,529		1,413		3%	%
Percentage of total revenue	7%	%	7%	%	7%	%
Acquisition termination fee	—		1,000		—		**
Percentage of total revenue	*		5%	%	*
Amortization of intangibles	157		169		168		(7)%	%
Percentage of total revenue	1%	%	1%	%	1%	%
Total operating expenses	$12,512		$12,406		$10,405		1%	%
_________________________________________
(*)    Percentage is less than 1%.
(**)    Percentage is not meaningful.
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs including AI training costs, related facilities costs, and expenses associated with computer equipment and software used in development activities. Research and development expenses increased during fiscal 2025 as compared to fiscal 2024 primarily due to increases in compensation costs.
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

Sales and Marketing
Sales and marketing expenses consist primarily of compensation costs, amortization of contract acquisition costs, including sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and events, public relations and other market development programs. Sales and marketing expenses increased during fiscal 2025 as compared to fiscal 2024 primarily due to increases in advertising expenses and, to a lesser extent, compensation costs.
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
General and administrative expenses increased due to the following:

	Components of % Change 2025-2024
Compensation costs	5%	%
Software licenses	2
Professional and consulting fees	2
Lease-related asset impairments and other charges	(7)
Various individually insignificant items	1
Total change	3%	%
General and administrative expenses during fiscal 2024 included costs associated with the optimization of our leased facilities, primarily consisting of impairment charges for certain operating lease right-of-use assets and leasehold improvements.
Acquisition Termination Fee
During fiscal 2024, we incurred a $1 billion termination fee which resulted from termination of the Figma transaction.
Non-Operating Income (Expense), Net

(dollars in millions)	2025	2024	2023	% Change 2025-2024
Interest expense	$(263)	$(169)	$(113)	56% %
Investment gains (losses), net	43	48	16	**
Other income (expense), net	248	311	246	(20)% %
Total non-operating income (expense), net	$28	$190	$149	**
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
Interest expense increased during fiscal 2025 as compared to fiscal 2024 primarily due to the senior notes issued in January 2025. See Notes 5 and 17 for further details regarding our interest rate swaps and debt, respectively.
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
Other income (expense), net decreased during fiscal 2025 as compared to fiscal 2024 primarily due to decreases in interest income driven by lower average overall cash balances and interest rates.
Provision for Income Taxes

(dollars in millions)	2025		2024		2023		% Change 2025-2024
Provision for income taxes	$1,604		$1,371		$1,371		17%	%
Effective tax rate	18%	%	20%	%	20%	%

Our effective tax rate for fiscal 2025 decreased by approximately two percentage points compared to fiscal 2024, primarily due to the impact of the Figma acquisition termination fee incurred in the prior year, which was not deductible for financial statement purposes, partially offset by a net tax expense related to stock-based compensation recorded in fiscal 2025 as compared to a net tax benefit related to stock-based compensation recorded in the prior year.
Our effective tax rate for fiscal 2025 was lower than the U.S. federal statutory tax rate of 21% primarily due to the net tax benefits from effects of non-U.S. operations and the U.S. federal research tax credit, partially offset by state taxes and a net tax expense related to stock-based compensation.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $806 million as of November 28, 2025, primarily related to certain U.S. state and federal credits and capital loss carryforwards.
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
Many countries have enacted the Organization for Economic Cooperation and Development’s 15% global minimum tax regime effective for us starting in fiscal 2025. The legislation did not have a material impact on our fiscal 2025 effective rates for income taxes or for cash taxes paid, however we continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. Tax Act”) was enacted in the United States. Among the changes, the 2025 U.S. Tax Act restores immediate expensing of domestic research and development costs and modifies certain international provisions effective for us starting in fiscal 2026 and 2027, respectively. The 2025 U.S. Tax Act did not have a material impact on fiscal 2025 effective rates for income taxes or for cash taxes paid. While we continue to evaluate the impact for future years, we anticipate a reduction to our effective rates for cash taxes paid in years after fiscal 2025.
See Note 10 of our Notes to Consolidated Financial Statements for further information regarding our provision for income taxes.
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $693 million and $683 million at the end of fiscal 2025 and 2024, respectively. If the total unrecognized tax benefits as of November 28, 2025 and November 29, 2024 were recognized, $528 million and $519 million would decrease the respective effective tax rates.
As of November 28, 2025 and November 29, 2024, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $40 million over the next 12 months.
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
In addition, tax laws in the United States as well as other countries and jurisdictions in which we conduct business are subject to change as new laws are passed and/or new interpretations are made available. These countries, governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made and/or could make other unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied. Changes in our operating landscape, such as changes in laws or interpretations of tax rules, have in the past and may in the future adversely affect our effective tax rates and/or cause us to respond by making changes to our business structure, which could adversely affect our operations and financial results.
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
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	As of
(in millions)	November 28, 2025	November 29, 2024
Cash and cash equivalents	$5,431	$7,613
Short-term investments	$1,164	$273
Working capital	$(37)	$711
Stockholders’ equity	$11,623	$14,105
A summary of our cash flows for fiscal 2025, 2024 and 2023 is as follows:

(in millions)	2025	2024	2023
Net cash provided by operating activities	$10,031	$8,056	$7,302
Net cash provided by (used for) investing activities	(1,187)	149	776
Net cash used for financing activities	(11,060)	(7,724)	(5,182)
Effect of foreign currency exchange rates on cash and cash equivalents	34	(9)	9
Net change in cash and cash equivalents	$(2,182)	$472	$2,905

Cash Flows from Operating Activities
For fiscal 2025, net cash provided by operating activities of $10.03 billion was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included increases in deferred revenue, partially offset by increases in trade receivables attributable to the timing of billings.
Cash Flows from Investing Activities
For fiscal 2025, net cash used for investing activities of $1.19 billion was primarily due to purchases of short-term and long-term investments, net of proceeds from the maturities of short-term investments, and ongoing capital expenditures.
Cash Flows from Financing Activities
For fiscal 2025, net cash used for financing activities of $11.06 billion was primarily due to payments for our common stock repurchases and repayment of our 1.90% 2025 Notes and 3.25% 2025 Notes. These uses of cash were offset in part by proceeds from the issuance of senior notes. See the sections titled “Senior Notes” and “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2026 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in the section titled “Risk Factors” in Part I, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and short-term investment balances, our anticipated cash flows from operations and our available revolving credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months and for the foreseeable future.
Our cash equivalent and short-term investment portfolio as of November 28, 2025 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments.
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
On November 18, 2025, we entered into a definitive agreement to acquire Semrush Holdings, Inc., a publicly held brand visibility platform company, for approximately $1.9 billion of cash consideration. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the first half of fiscal 2026. We expect to finance the acquisition using cash on hand.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of November 28, 2025, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of November 28, 2025, there were no outstanding borrowings under the commercial paper program.

Senior Notes
In January 2025, we issued $800 million of senior notes due January 17, 2028, $700 million of senior notes due January 17, 2030 and $500 million of senior notes due January 17, 2035. In total, we have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. During fiscal 2025, we entered into interest rate swaps for certain of our senior notes that effectively convert the fixed interest rates on the notes to floating interest rates. As of November 28, 2025, the carrying value of our senior notes was $6.21 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $1.03 billion for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 17 of our Notes to Consolidated Financial Statements for further details regarding our debt.
Contractual Obligations
Our principal commitments consist of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business. As of November 28, 2025, the value of our non-cancellable unconditional purchase obligations was $6.82 billion, primarily relating to contracts with vendors for third-party hosting and data center services. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2038. As of November 28, 2025, the value of our obligations under operating leases was $485 million. See Note 7 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In September 2025, we entered into a stock repurchase arrangement with a large financial institution to execute up to $2.5 billion in open market repurchases, which remained partially outstanding as of November 28, 2025. Upon completion of this arrangement, $5.90 billion remains under our March 2024 stock repurchase authority.
During fiscal 2025, we entered into stock repurchase arrangements with large financial institutions and made payments totaling $11.28 billion to repurchase shares.

See section titled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for stock repurchases during the quarter ended November 28, 2025 and Note 14 of our Notes to Consolidated Financial Statements for further details regarding our stock repurchase program.
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
Our significant foreign currency revenue exposures for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Euro	€3,430	€3,149	€2,842
Japanese Yen	¥163,826	¥144,800	¥129,127
British Pounds	£942	£887	£818
Australian Dollars	$1,136	$1,064	$973
Canadian Dollars	$743	$669	$599
As of November 28, 2025, the gross notional amounts of all outstanding foreign exchange contracts totaled $6.54 billion, which included the notional equivalent of $3.27 billion in Euros, $884 million in Japanese Yen, $741 million in British Pounds, $668 million in Indian Rupees, $543 million in Australian Dollars, $391 million in Canadian dollars and $39 million in other foreign currencies. As of November 28, 2025, all contracts were set to expire at various dates through September 2027. The bank counterparties in these contracts could expose us to credit-related losses that would be largely mitigated with master netting arrangements with the same counterparty by permitting net settlement transactions. In addition, we enter into collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 28, 2025. This sensitivity analysis measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. A 10% increase in the value of the U.S. Dollar and a corresponding decrease in the value of the hedged foreign currency asset would lead to an increase in the fair value of our financial hedging instruments by $456 million. A 10% decrease in the value of the U.S. Dollar would lead to a decrease in the fair value of these financial instruments by $456 million.
As a general rule, we do not use foreign exchange contracts to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currencies substantially offsets the local currency denominated operating expenses. We also have long-term investment exposures consisting of the capitalization and retained earnings in our non-U.S. Dollar functional currency foreign subsidiaries. As of November 28, 2025 and November 29, 2024, this long-term investment exposure totaled an absolute notional equivalent of $1.32 billion and $1.19 billion, respectively. At this time, we do not hedge these long-term investment exposures.
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

When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to revenue or operating expenses, as applicable. For the fiscal year ended November 28, 2025, there were no net gains or losses recognized in revenue or operating expenses relating to hedges of forecasted transactions that did not occur.
Non-Designated Hedges of Foreign Currency Assets and Liabilities
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recorded to other income (expense), net in our Consolidated Statements of Income. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. At November 28, 2025, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
See Note 5 of our Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk
Short-Term Investments and Fixed Income Securities
At November 28, 2025, we had debt securities classified as short-term investments of $1.16 billion. Changes in interest rates could adversely affect the market value of these investments. A sensitivity analysis was performed on our short-term investment portfolio as of November 28, 2025, based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve. A 150 basis point increase in interest rates would lead to a $4 million decrease in the market value of our short-term investments. Conversely, a 150 basis point decrease in interest rates would lead to a $4 million increase in the market value of our short-term investments.
Senior Notes
As of November 28, 2025, we had $6.15 billion of senior notes outstanding. We have entered into interest rate swaps related to certain of our senior notes that effectively convert the fixed interest rates to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate plus a fixed number of basis points through their respective par call dates. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of $2.70 billion. An immediate hypothetical 50 basis point increase or decrease in market interest rates would lead to a $71 million change in the fair value of our hedged fixed-rate debt. The remainder of our outstanding senior notes bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with changes in interest rates.
As of November 28, 2025, the total carrying amount of our senior notes was $6.21 billion and the related fair value based on observable market prices in less active markets was $6.18 billion.
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

ADOBE INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	November 28, 2025	November 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,431	$7,613
Short-term investments	1,164	273
Trade receivables, net of allowances for doubtful accounts of $13 and of $14, respectively	2,344	2,072
Prepaid expenses and other current assets	1,224	1,274
Total current assets	10,163	11,232
Property and equipment, net	1,873	1,936
Operating lease right-of-use assets, net	312	281
Goodwill	12,857	12,788
Other intangibles, net	495	782
Deferred income taxes	2,186	1,657
Other assets	1,610	1,554
Total assets	$29,496	$30,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$417	$361
Accrued expenses and other current liabilities	2,648	2,336
Debt	—	1,499
Deferred revenue	6,905	6,131
Income taxes payable	153	119
Operating lease liabilities	77	75
Total current liabilities	10,200	10,521
Long-term liabilities:
Debt	6,210	4,129
Deferred revenue	125	128
Income taxes payable	469	548
Operating lease liabilities	361	353
Other liabilities	508	446
Total liabilities	17,873	16,125

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 413 and 441 shares outstanding, respectively	—	—
Additional paid-in capital	15,361	13,419
Retained earnings	45,354	38,470
Accumulated other comprehensive income (loss)	(245)	(201)
Treasury stock, at cost (188 and 160 shares, respectively)	(48,847)	(37,583)
Total stockholders’ equity	11,623	14,105
Total liabilities and stockholders’ equity	$29,496	$30,230
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended
	November 28, 2025	November 29, 2024	December 1, 2023
Revenue:
Subscription	$22,904	$20,521	$18,284
Product	325	386	460
Services and other	540	598	665
Total revenue	23,769	21,505	19,409
Cost of revenue:
Subscription	2,027	1,799	1,822
Product	23	25	29
Services and other	501	534	503
Total cost of revenue	2,551	2,358	2,354
Gross profit	21,218	19,147	17,055
Operating expenses:
Research and development	4,294	3,944	3,473
Sales and marketing	6,488	5,764	5,351
General and administrative	1,573	1,529	1,413
Acquisition termination fee	—	1,000	—
Amortization of intangibles	157	169	168
Total operating expenses	12,512	12,406	10,405
Operating income	8,706	6,741	6,650
Non-operating income (expense):
Interest expense	(263)	(169)	(113)
Investment gains (losses), net	43	48	16
Other income (expense), net	248	311	246
Total non-operating income (expense), net	28	190	149
Income before income taxes	8,734	6,931	6,799
Provision for income taxes	1,604	1,371	1,371
Net income	$7,130	$5,560	$5,428
Basic net income per share	$16.73	$12.43	$11.87
Shares used to compute basic net income per share	426	447	457
Diluted net income per share	$16.70	$12.36	$11.82
Shares used to compute diluted net income per share	427	450	459
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	November 28, 2025	November 29, 2024	December 1, 2023

	Increase/(Decrease)
Net income	$7,130	$5,560	$5,428
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	1	11	24
Reclassification adjustment for recognized gains / losses on available-for-sale securities	—	—	5
Net increase (decrease) from available-for-sale securities	1	11	29
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(132)	89	(12)
Reclassification adjustment for realized gains / losses on derivative instruments	7	17	(31)
Net increase (decrease) from derivatives designated as hedging instruments	(125)	106	(43)
Foreign currency translation adjustments	80	(33)	22
Other comprehensive income (loss), net of taxes	(44)	84	8
Total comprehensive income, net of taxes	$7,086	$5,644	$5,436
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 2, 2022	601	$—	$9,868	$28,319	$(293)	(139)	$(23,843)	$14,051
Net income	—	—	—	5,428	—	—	—	5,428
Other comprehensive income (loss), net of taxes	—	—	—	—	8	—	—	8
Re-issuance of treasury stock under stock compensation plans	—	—	—	(401)	—	5	126	(275)
Repurchases of common stock	—	—	—	—	—	(12)	(4,414)	(4,414)
Stock-based compensation	—	—	1,718	—	—	—	—	1,718
Value of shares in deferred compensation plan	—	—	—	—	—	—	2	2
Balances at December 1, 2023	601	$—	$11,586	$33,346	$(285)	(146)	$(28,129)	$16,518
Net income	—	—	—	5,560	—	—	—	5,560
Other comprehensive income (loss), net of taxes	—	—	—	—	84	—	—	84
Re-issuance of treasury stock under stock compensation plans	—	—	—	(436)	—	4	120	(316)
Repurchases of common stock	—	—	—	—	—	(18)	(9,574)	(9,574)
Stock-based compensation	—	—	1,833	—	—	—	—	1,833
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	7,130	—	—	—	7,130
Other comprehensive income (loss), net of taxes	—	—	—	—	(44)	—	—	(44)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(246)	—	3	119	(127)
Repurchases of common stock	—	—	—	—	—	(31)	(11,386)	(11,386)
Stock-based compensation	—	—	1,942	—	—	—	—	1,942
Value of shares in deferred compensation plan	—	—	—	—	—	—	3	3
Balances at November 28, 2025	601	$—	$15,361	$45,354	$(245)	(188)	$(48,847)	$11,623
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	November 28, 2025	November 29, 2024	December 1, 2023
Cash flows from operating activities:
Net income	$7,130	$5,560	$5,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	818	857	872
Stock-based compensation	1,942	1,833	1,718
Lease-related asset impairments	—	78	—
Deferred income taxes	(512)	(468)	(426)
Other non-cash items	48	52	65
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(275)	143	(159)
Prepaid expenses and other assets	(90)	(616)	(818)
Trade payables	64	44	(49)
Accrued expenses and other liabilities	180	196	146
Income taxes payable	(45)	68	(11)
Deferred revenue	771	309	536
Net cash provided by operating activities	10,031	8,056	7,302
Cash flows from investing activities:
Purchases of short-term investments	(2,034)	(59)	—
Maturities of short-term investments	1,168	486	965
Proceeds from sales of short-term investments	6	11	223
Acquisitions, net of cash acquired	(17)	—	—
Purchases of property and equipment	(179)	(183)	(360)
Purchases of long-term investments, intangibles and other assets	(134)	(108)	(53)
Other investing activities, net	3	2	1
Net cash provided by (used for) investing activities	(1,187)	149	776
Cash flows from financing activities:
Repurchases of common stock	(11,281)	(9,500)	(4,400)
Proceeds from re-issuance of treasury stock	348	361	314
Taxes paid related to net share settlement of equity awards	(475)	(677)	(589)
Proceeds from issuance of debt	1,997	1,997	—
Repayment of debt	(1,500)	—	(500)
Other financing activities, net	(149)	95	(7)
Net cash used for financing activities	(11,060)	(7,724)	(5,182)
Effect of foreign currency exchange rates on cash and cash equivalents	34	(9)	9
Net change in cash and cash equivalents	(2,182)	472	2,905
Cash and cash equivalents at beginning of year	7,613	7,141	4,236
Cash and cash equivalents at end of year	$5,431	$7,613	$7,141
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$2,219	$1,727	$1,854
Cash paid for interest	$246	$143	$106
See accompanying Notes to Consolidated Financial Statements.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Operations
Adobe’s mission is to empower everyone to create. We build innovative platforms and tools that unleash creativity, productivity and personalized customer experiences. For over four decades, our innovations have transformed how people everywhere engage across all types of media. Adobe’s solutions are the foundation of digital experiences, starting with the first creative spark, to the creation and development of all content and media, to the personalized delivery across every channel. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal years 2025, 2024 and 2023 were 52-week years. Our next 53-week year will be fiscal year 2027.
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
Revenue is recognized when a contract exists between us and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations, or as in the case of certain cloud-enabled software subscription offerings, accounted for as a single performance obligation. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
When cloud-enabled services are highly integrated and interrelated with on-premise/on-device software, the individual components are not considered distinct and revenue is recognized ratably over the subscription period for which the cloud-enabled services are provided.
Subscription-based consulting services and subscription support plans related to those customer arrangements whose revenues we classify as subscription revenues represent stand-ready performance obligations. Revenue from these service and support offerings is recognized ratably over their respective contractual terms and classified as subscription revenue.
Licenses for on-premise software may be purchased on a perpetual basis, as a subscription for a fixed period of time, or based on usage for certain of our original equipment manufacturer (“OEM”) and royalty agreements. Revenue from non-cloud enabled on-premise licenses without unilateral cancellation rights or monthly renewal options is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as product revenue on our Consolidated Statements of Income. Revenue from on-premise term license or term licensing arrangements with unilateral cancellation rights or monthly renewal options, and any associated maintenance and support, is classified as subscription revenue.
Our services and other revenue is comprised primarily of fees related to project-based consulting and training, as well as maintenance and support for certain on-premise licenses that are recognized at a point in time and our advertising offerings. We sell our project-based consulting contracts on a time-and-materials or fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts and on a relative performance basis for fixed-fee contracts. Training revenues are recognized as the services are performed. Our maintenance and support offerings, which entitle customers, partners and developers to receive desktop product upgrades and enhancements or technical support, depending on the offering, are generally recognized ratably over the term of the arrangement. Our transaction-based advertising offerings, where fees are based on a number of impressions per month and invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient.
Judgments
Our contracts with customers may include promises to transfer multiple products and services. Determining whether products and services are distinct performance obligations to be accounted for separately or combined as part of a single performance obligation may require significant judgment, primarily for our solutions that include both on-premise and/or on-device software licenses and cloud services. We have concluded that certain subscription offerings, which include both on-premise/on-device software licenses and cloud services, represent a single, highly integrated performance obligation. This conclusion reflects the high degree of integration, interdependency and interrelation between the software and the cloud services, such that customers receive the intended benefit only when these components operate together. The nature of our promise to customers is to deliver a complete end-to-end solution, and the intended functionality and workflow efficiencies cannot be obtained from either the software or the cloud services on a standalone basis. Accordingly, revenue for these offerings is recognized ratably over the subscription period during which the cloud services are provided.
Standalone selling price is established by maximizing the amount of observable inputs, primarily actual historical selling prices for performance obligations where available, and includes consideration of factors such as go-to-market model and

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When revenue arrangements include components of third-party products and services, for example in transactions which involve resale, fulfillment or providing advertising impressions to our end customer, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified products or services before they are transferred to the customer by evaluating indicators such as which party is primarily responsible for fulfilling the promise to provide the products or services, which party has discretion in establishing price and the underlying terms and conditions between the parties to the transaction.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives, generally as follows: 3 to 8 years for computers and other equipment, which includes our corporate jet, 5 years for furniture and fixtures, 15 years for building improvements and 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or estimated useful life of the asset.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for fiscal 2025, 2024 and 2023 were $1.37 billion, $1.04 billion and $970 million, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Beginning with our annual reporting for fiscal 2025, we adopted the updated standard on a retrospective basis. The adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures. See Note 2 for further information regarding our reportable segments.
There have been no other new accounting pronouncements made effective during fiscal 2025 that have significance, or potential significance, to our Consolidated Financial Statements and related disclosures.

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which modernizes the accounting for internal-use software and clarifies capitalization criteria. The updated standard is effective for us beginning with our interim and annual reporting periods of fiscal 2029. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our Consolidated Financial Statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during fiscal 2025 that are of significance or potential significance to us.
NOTE 2.  REVENUE
Segment Information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our Chief Executive Officer, the company’s chief operating decision maker (“CODM”), reviews revenue and gross margin information for each of our segments to assess segment performance and allocate resources. Segment revenue and gross margin information is primarily reviewed by comparing actual results to prior period results. Our CODM does not review individual significant costs within segment cost of revenue to assess performance, and also does not review operating expense or asset information on a segment by segment basis.
During fiscal 2025, our business was organized into the following reportable segments:
•Digital Media—Our Digital Media segment provides products and services that enable individuals, teams, businesses, and enterprises to create, publish and promote their content anywhere and accelerate their productivity by transforming how they view, share, engage with and collaborate on documents and creative content. Our customers span creative professionals, including graphic designers, photographers, videographers, illustrators and 3D artists; creators, including social media influencers and solopreneurs; business professionals, including social media teams, small business owners and knowledge workers; and consumers.
•Digital Experience—Our Digital Experience segment provides marketing professionals with an integrated platform and set of products, services and solutions that enable businesses to create, manage, execute, measure, monetize and optimize customer experiences that span from analytics to commerce. Our customers include marketers, advertisers, brand managers, campaign strategists, merchandisers, merchants, data analysts, developers and executives across the C-suite.
•Publishing and Advertising—Our Publishing and Advertising segment contains legacy products and services that address diverse market opportunities, including eLearning solutions, technical document publishing, web conferencing, document and forms platform, web app development, high-end printing and our Adobe Advertising offerings.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment results for fiscal 2025, 2024 and 2023 were as follows:

(dollars in millions)	Digital Media		Digital Experience		Publishing and Advertising		Total
Fiscal 2025
Revenue	$17,649		$5,864		$256		$23,769
Cost of revenue	841		1,625		85		2,551
Gross profit	$16,808		$4,239		$171		$21,218
Gross profit as a percentage of revenue	95%	%	72%	%	67%	%	89%	%
Fiscal 2024
Revenue	$15,864		$5,366		$275		$21,505
Cost of revenue	680		1,589		89		2,358
Gross profit	$15,184		$3,777		$186		$19,147
Gross profit as a percentage of revenue	96%	%	70%	%	68%	%	89%	%
Fiscal 2023
Revenue	$14,216		$4,893		$300		$19,409
Cost of revenue	665		1,603		86		2,354
Gross profit	$13,551		$3,290		$214		$17,055
Gross profit as a percentage of revenue	95%	%	67%	%	71%	%	88%	%
See the Consolidated Statements of Income for a reconciliation of consolidated gross profit to consolidated income before income taxes.
We generally categorize revenue by geographic area based on where the customer manages their utilization of our offerings. Revenue by geographic area for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Americas:
United States	$12,529	$11,499	$10,460
Other	1,591	1,392	1,194
Total Americas	14,120	12,891	11,654
EMEA	6,289	5,554	4,881
APAC	3,360	3,060	2,874
Revenue	$23,769	$21,505	$19,409
Subscription revenue by segment for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Digital Media	$17,389	$15,547	$13,838
Digital Experience	5,409	4,864	4,331
Publishing and Advertising	106	110	115
Total subscription revenue	$22,904	$20,521	$18,284

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Digital Media and Digital Experience subscription revenue by customer group for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Creative & Marketing Professionals	$16,303	$14,749	$13,425
Business Professionals & Consumers	6,495	5,662	4,744
Total Digital Media and Digital Experience subscription revenue	$22,798	$20,411	$18,169
Contract Balances
Trade Receivables
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the license or service to the customer. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of November 28, 2025, the balance of trade receivables, net of allowances for doubtful accounts, was $2.34 billion, inclusive of unbilled receivables of $74 million. As of November 29, 2024, the balance of trade receivables, net of allowances for doubtful accounts, was $2.07 billion, inclusive of unbilled receivables of $66 million.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $13 million and $14 million as of November 28, 2025 and November 29, 2024, respectively.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription and hosted service contracts where the transaction price allocated to the satisfied performance obligations exceeds the value of billings to date. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material in fiscal 2025 and 2024. Contract assets were $241 million and $248 million as of November 28, 2025 and November 29, 2024, respectively.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning of a subscription term with revenue recognized ratably over the contract period, and not to receive financing from our customers. Any potential financing fees are considered insignificant in the context of our contracts.
As of November 28, 2025, the balance of deferred revenue was $7.03 billion, which includes $80 million of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation on a prorated basis. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of November 29, 2024, the balance of deferred revenue was $6.26 billion. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. During the year ended November 28, 2025, approximately $6.14 billion of revenue was recognized that was included in the balance of deferred revenue as of November 29, 2024.
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
Remaining performance obligations were approximately $22.52 billion as of November 28, 2025. Non-cancellable and non-refundable committed funds related to some of our enterprise customer agreements referred to in the paragraph above comprised approximately 4% of the total remaining performance obligations. Approximately 65% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which we have determined, based on analysis, to be 5 years. Amortization of capitalized costs are included in sales and marketing expense in our Consolidated Statements of Income. During fiscal 2025, 2024 and 2023, we amortized $282 million, $272 million and $254 million of capitalized contract acquisition costs into sales and marketing expense, respectively. We did not incur any impairment losses for all periods presented.
Capitalized contract acquisition costs were $721 million and $717 million as of November 28, 2025 and November 29, 2024, of which $464 million was long-term and included in other assets in the Consolidated Balance Sheets for both periods. The remaining balance of the capitalized costs to obtain contracts was current and included in prepaid expenses and other current assets.
Refund Liabilities
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheets. Refund liabilities were $137 million and $141 million as of November 28, 2025 and November 29, 2024, respectively.
Significant Customers
For all periods presented, there were no customers that represented at least 10% of net revenue or that were responsible for over 10% of our trade receivables.
NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid marketable securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and unrealized non-credit-related losses of marketable debt securities are included in accumulated other comprehensive income (loss), net of taxes, in our Consolidated Balance Sheets. Unrealized credit-related losses are recorded to other income (expense), net in our Consolidated Statements of Income with a corresponding allowance for credit-related losses in our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized in our Consolidated Statements of Income.
Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$711	$—	$—	$711
Cash equivalents:
Corporate debt securities	928	—	—	928
Money market funds	3,607	—	—	3,607
Time deposits	85	—	—	85
U.S. Treasury securities	100	—	—	100
Total cash equivalents	4,720	—	—	4,720
Total cash and cash equivalents	5,431	—	—	5,431
Short-term fixed income securities:
Corporate debt securities	914	—	—	914
U.S. Treasury securities	250	—	—	250
Total short-term investments	1,164	—	—	1,164
Total cash, cash equivalents and short-term investments	$6,595	$—	$—	$6,595

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 29, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$787	$—	$—	$787
Cash equivalents:
Corporate debt securities	41	—	—	41
Money market funds	6,726	—	—	6,726
Time deposits	57	—	—	57
U.S. Treasury securities	2	—	—	2
Total cash equivalents	6,826	—	—	6,826
Total cash and cash equivalents	7,613	—	—	7,613
Short-term fixed income securities:
Asset-backed securities	4	—	—	4
Corporate debt securities	120	—	—	120
U.S. agency securities	11	—	—	11
U.S. Treasury securities	139	—	(1)	138
Total short-term investments	274	—	(1)	273
Total cash, cash equivalents and short-term investments	$7,887	$—	$(1)	$7,886
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of November 28, 2025:

(in millions)	Estimated Fair Value
Due within one year	$1,063
Due between one and two years	101
Total	$1,164
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2025 and 2024, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at November 28, 2025 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$928	$—	$928	$—
Money market funds	3,607	3,607	—	—
Time deposits	85	85	—	—
U.S. Treasury securities	100	—	100	—
Short-term investments:
Corporate debt securities	914	—	914	—
U.S. Treasury securities	250	—	250	—
Prepaid expenses and other current assets:
Foreign currency derivatives	62	—	62	—
Interest rate swap derivatives	2	—	2	—
Other assets:
Deferred compensation plan assets	342	342	—	—
Foreign currency derivatives	22	—	22	—
Interest rate swap derivatives	92	—	92	—
Total assets	$6,404	$4,034	$2,370	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$94	$—	$94	$—
Interest rate swap derivatives	8	—	8	—
Other liabilities:
Foreign currency derivatives	6	—	6	—
Total liabilities	$108	$—	$108	$—

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities at November 29, 2024 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$41	$—	$41	$—
Money market funds	6,726	6,726	—	—
Time deposits	57	57	—	—
U.S. Treasury securities	2	—	2	—
Short-term investments:
Asset-backed securities	4	—	4	—
Corporate debt securities	120	—	120	—
U.S. agency securities	11	—	11	—
U.S. Treasury securities	138	—	138	—
Prepaid expenses and other current assets:
Foreign currency derivatives	105	—	105	—
Other assets:
Deferred compensation plan assets	283	283	—	—
Foreign currency derivatives	24	—	24	—
Total assets	$7,511	$7,066	$445	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$9	$—	$9	$—
Other liabilities:
Foreign currency derivatives	2	—	2	—
Total liabilities	$11	$—	$11	$—
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.18 billion as of November 28, 2025, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 17 for further details regarding our debt.
NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS
We may use derivatives to partially offset our business exposure to foreign currency and interest rate risk on expected future cash flows and certain existing assets and liabilities. We do not use any of our derivative instruments for trading purposes.
We enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. We do not offset fair value amounts recognized for derivative instruments under master netting arrangements. We also enter into collateral security agreements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. Collateral posted is included in prepaid expenses and other current assets and collateral received is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of November 28, 2025 and November 29, 2024, gross notional amounts of outstanding cash flow hedges were $5.97 billion and $5.51 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Indian Rupees, Australian Dollars and Canadian Dollars.
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
As of November 28, 2025, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $44 million of net losses are expected to be recognized into revenue within the next 12 months and $5 million of net losses are expected to be recognized into operating expenses within the next 12 months. We also had net derivative losses on our Treasury lock agreements, of which $3 million is expected to be recognized into interest expense within the next 12 months.
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
For fiscal 2025, 2024 and 2023, there were no net gains or losses recognized in income relating to hedges of forecasted transactions that did not occur.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hedges
During fiscal 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate (“SOFR OIS”). Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the $2.70 billion notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. See Note 17 for further details regarding our debt.
The interest rate swaps are designated as fair value hedges. We record changes in fair value on the swaps associated with the hedged risk in interest expense in our Consolidated Statements of Income with a corresponding offset to the value of the senior notes being hedged.
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
As of November 28, 2025, gross notional amounts of outstanding foreign currency forward contracts hedging monetary assets and liabilities were $563 million, primarily hedging exposures denominated in Euros, Indian Rupees, Australian Dollars and British Pounds. As of November 29, 2024, gross notional amounts of outstanding contracts were $381 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros. At November 28, 2025 and November 29, 2024, the outstanding balance sheet hedging derivatives had maturities of 180 days or less.
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our Consolidated Balance Sheets. The fair value of derivative instruments as of November 28, 2025 and November 29, 2024 were as follows:

(in millions)	2025		2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$82	$99	$128	$10
Interest rate swaps	94	8	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	1	1	1
Total derivatives	$178	$108	$129	$11
Unrealized gains (losses) on derivative instruments, net of tax, recognized in our Consolidated Statements of Comprehensive Income for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(132)	$89	$(12)

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative instruments on our Consolidated Statements of Income for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	Financial Statement Classification	2025	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts
Net gain (loss) reclassified from accumulated OCI into income	Revenue	$2	$(20)	$41
Net gain (loss) reclassified from accumulated OCI into income	Operating expenses	$(8)	$4	$(2)
Treasury lock
Net gain (loss) reclassified from accumulated OCI into income	Interest expense	$(3)	$(5)	$(5)
Derivatives not designated as hedging relationships:
Foreign exchange contracts	Other income (expense), net	$9	$3	$12
NOTE 6.  PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following as of November 28, 2025 and November 29, 2024:

(in millions)	2025	2024
Computers and other equipment	$1,346	$1,405
Buildings	1,060	1,067
Building improvements	586	561
Leasehold improvements	250	222
Land	161	163
Furniture and fixtures	161	146
Capital projects in-progress	37	27
Total	3,601	3,591
Less: Accumulated depreciation and amortization	(1,728)	(1,655)
Property and equipment, net	$1,873	$1,936
Depreciation and amortization expense of property and equipment for fiscal 2025, 2024 and 2023 was $236 million, $239 million and $235 million, respectively.
Property and equipment, net, by geographic area as of November 28, 2025 and November 29, 2024 was as follows:

(in millions)	2025	2024
Americas:
United States	$1,591	$1,651
Other	1	1
Total Americas	1,592	1,652
EMEA	101	86
APAC	180	198
Property and equipment, net	$1,873	$1,936

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  LEASES
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2038. We also have one land lease that expires in 2091. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.
Operating lease expense was $92 million, $106 million and $117 million for fiscal 2025, 2024 and 2023, respectively. Our operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.
During fiscal 2024, we recognized impairment charges of $78 million associated with the optimization of our leased facilities, primarily for operating lease right-of-use assets and leasehold improvements, which were recorded as general and administrative expenses. There was no impairment recognized in the other periods presented.
Supplemental cash flow information for fiscal 2025, 2024 and 2023 related to operating leases was as follows:

(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$95	$85	$97
Right-of-use assets obtained in exchange for operating lease liabilities	$86	$62	$32
The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of November 28, 2025 were 6 years and 3.30%, respectively.
As of November 28, 2025, the maturities of lease liabilities under operating leases were as follows:

(in millions)
Fiscal Year	Operating Leases
2026	$89
2027	98
2028	83
2029	65
2030	57
Thereafter	93
Total lease liabilities	$485
Less: Imputed interest	(47)
Present value of lease liabilities	$438

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  GOODWILL AND OTHER INTANGIBLES
Goodwill by reportable segment and activity was as follows:

(in millions)	Digital Media	Digital Experience	Publishing and Advertising	Total Goodwill
Balances at December 1, 2023	$3,890	$8,517	$398	$12,805
Foreign currency translation	(1)	(16)	—	(17)
Balances at November 29, 2024	$3,889	$8,501	$398	$12,788
Acquisitions	14	—	—	14
Foreign currency translation	3	52	—	55
Balances at November 28, 2025	$3,906	$8,553	$398	$12,857
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
Other intangibles, net, as of November 28, 2025 and November 29, 2024 were as follows:

(dollars in millions)	2025				2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,208	$(857)	$351	10	$1,203	$(742)	$461
Purchased technology	881	(853)	28	6	877	(704)	173
Trademarks	372	(301)	71	9	372	(258)	114
Other	60	(15)	45	7	42	(8)	34
Other intangibles, net	$2,521	$(2,026)	$495		$2,494	$(1,712)	$782
Amortization expense related to other intangibles was $310 million, $336 million and $375 million for fiscal 2025, 2024 and 2023 respectively. Of these amounts, $151 million, $167 million and $207 million was included in cost of sales for fiscal 2025, 2024 and 2023 respectively. We did not recognize any intangible asset impairment charges for all periods presented.
Other intangibles are amortized over their estimated useful lives of 3 to 14 years. As of November 28, 2025, the estimated aggregate amortization expense for each of the five succeeding fiscal years was as follows:

(in millions)
Fiscal Year	Other Intangibles
2026	$161
2027	119
2028	73
2029	69
2030	65
Thereafter	8
Total expected amortization expense	$495

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of November 28, 2025 and November 29, 2024 consisted of the following:

(in millions)	2025	2024
Accrued compensation costs	$1,345	$1,221
Accrued corporate marketing	197	176
Sales and use taxes payable	150	121
Refund liabilities	137	141
Excise taxes payable	105	74
Fair value of derivative liabilities	102	9
Derivative collateral liabilities	101	168
Other	511	426
Accrued expenses and other current liabilities	$2,648	$2,336
Other primarily includes general business accruals, accrued interest expense and royalties payable.
NOTE 10.  INCOME TAXES
Income before income taxes for fiscal 2025, 2024 and 2023 consisted of the following:

(in millions)	2025	2024	2023
Domestic	$6,721	$4,160	$3,465
Foreign	2,013	2,771	3,334
Income before income taxes	$8,734	$6,931	$6,799
The provision for income taxes for fiscal 2025, 2024 and 2023 consisted of the following:

(in millions)	2025	2024	2023
Current:
United States federal	$1,509	$1,292	$1,198
Foreign	348	315	335
State and local	261	232	260
Total current	2,118	1,839	1,793
Deferred:
United States federal	(499)	(580)	(556)
Foreign	40	179	227
State and local	(55)	(67)	(93)
Total deferred	(514)	(468)	(422)
Provision for income taxes	$1,604	$1,371	$1,371

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Provision for Income Taxes
Total income tax expense differed from the income tax expense computed at the U.S. federal statutory rate of 21% as a result of the following:

(in millions)	2025	2024	2023
Tax expense computed at U.S. federal statutory rate	$1,834	$1,456	$1,428
Effects of non-U.S. operations	(300)	(198)	(116)
Tax credits	(154)	(150)	(130)
Tax settlements	(55)	(85)	(14)
State tax expense, net of federal benefit	171	139	132
Stock-based compensation	90	(23)	29
Acquisition termination fee	—	210	—
Other	18	22	42
Provision for income taxes	$1,604	$1,371	$1,371
Deferred Tax Assets and Liabilities
The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 28, 2025 and November 29, 2024 were as follows:

(in millions)	2025	2024
Deferred tax assets:
Capitalized expenses	$2,065	$1,625
Credit carryforwards	477	343
Net operating loss and capital loss carryforwards	306	308
Accrued liabilities	202	174
Intangible assets	93	117
Stock-based compensation	70	66
Operating lease liabilities	68	79
Benefits relating to tax positions	59	64
Total gross deferred tax assets	3,340	2,776
Valuation allowance	(806)	(725)
Total deferred tax assets	2,534	2,051
Deferred tax liabilities:
Acquired intangible assets	144	180
Prepaid expenses	112	112
Depreciation and amortization	62	70
Operating lease right-of-use assets	45	52
Other	16	11
Total deferred tax liabilities	379	425
Net deferred tax assets	$2,155	$1,626
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax loss and credit carryforwards.
As of November 28, 2025, we had federal and state tax credit carryforwards of approximately $146 million and $412 million, respectively, as well as state net operating loss carryforwards of approximately $410 million. The majority of the state tax credits can be carried forward indefinitely, and the remaining net operating loss and credit carryforwards will expire in

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

various years from fiscal 2026 through 2039. We also had federal and state capital loss carryforwards of $1.13 billion, most of which will expire in 2029. Certain tax loss and credit carryforwards are subject to limitations and/or are reduced by a valuation allowance. The net carrying amount of such assets is expected to be fully realized.
In assessing the realizability of deferred tax assets, management determined that it is more likely than not that we will not fully realize certain available tax assets. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. As of November 28, 2025, we continue to maintain a valuation allowance of $806 million primarily related to certain U.S. state and federal credits and capital loss carryforwards. For fiscal 2025, the increase in the valuation allowance was $81 million.
As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal income taxes. As of November 28, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.
Accounting for Uncertainty in Income Taxes
During fiscal 2025 and 2024, the aggregate changes in our total gross amount of unrecognized tax benefits were as follows:

(in millions)	2025	2024
Beginning balance	$683	$501
Gross increases in unrecognized tax benefits – prior year tax positions	12	6
Gross decreases in unrecognized tax benefits – prior year tax positions	(50)	(10)
Gross increases in unrecognized tax benefits – current year tax positions	108	269
Lapse of statute of limitations	(60)	(63)
Tax settlements	—	(20)
Ending balance	$693	$683
Our policy is to record interest and penalties related to uncertain tax positions within the provision for income taxes. As of November 28, 2025 and November 29, 2024, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
While we file federal, state and local income tax returns globally, our major tax jurisdictions are the United States, California and Ireland. We are subject to the examination of our income tax returns by various domestic and foreign tax authorities with 2021 being the earliest fiscal year open for examination in our major tax jurisdictions. We regularly assess the likelihood of outcomes resulting from examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. While we believe our tax estimates are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of our tax assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, it is reasonably possible that the underlying unrecognized tax benefits may decrease by up to $40 million over the next 12 months.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  BENEFIT PLANS
Retirement Savings Plan
The Adobe Inc. 401(k) Retirement Savings Plan, qualified under Section 401(k) of the Internal Revenue Code, is a retirement savings plan covering substantially all of our U.S. employees. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the IRS annual contribution limits. In fiscal 2025, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $96 million, $91 million and $85 million in fiscal 2025, 2024 and 2023, respectively. We are under no obligation to continue matching future employee contributions and, at our discretion, may change our practices at any time.
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
As of November 28, 2025 and November 29, 2024, the invested amounts under the plan totaled $342 million and $283 million, respectively. As of November 28, 2025 and November 29, 2024, undistributed deferred compensation due to participants totaled $354 million and $297 million, respectively.
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
As of November 28, 2025, we had reserved 76.0 million shares of our common stock for issuance under our 2019 Plan and had 32.8 million shares available for grant.
Our Performance Share Programs aim to help focus key employees on building stockholder value, provide significant award potential for achieving outstanding company performance and enhance our ability to attract and retain highly talented and competent individuals. The ECC approves the terms of each of our Performance Share Programs, including the award calculation methodology. In January 2025, the ECC approved the 2025 Performance Share Program.
Shares outstanding under our 2025, 2024 and 2023 Performance Share Programs may be earned based on the achievement of (i) an objective relative total stockholder return measured over a three-year performance period, as well as (ii) revenue-based financial metrics measured over three one-year performance periods. Each type of performance goal is weighted

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

50% and achievement of each performance goal is determined independently of the other. Shares associated with each performance goal are not awarded until the corresponding performance targets are defined.
Performance share awards in each of our 2025, 2024 and 2023 Performance Share Programs will cliff-vest upon the later of (i) the three-year anniversary of the earliest vesting commencement date in the respective Performance Share Program, or (ii) the ECC's certification of the level of achievement of the final performance period in the respective Performance Share Program, contingent upon the participant’s continued service. Participants can earn between 0% and 200% of the target number of performance shares.
As of November 28, 2025, the shares awarded under our 2025, 2024 and 2023 Performance Share Programs remained outstanding and unvested.
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
As of November 28, 2025, we had reserved 103.0 million shares of our common stock for issuance under the ESPP and approximately 7.4 million shares remain available for future issuance.
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
We use the Black-Scholes option pricing model to determine the fair value of ESPP purchase rights. The determination of the grant date fair value of our ESPP purchase rights is affected by our stock price as well as assumptions regarding a number of variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restricted Stock Units
Restricted stock unit activity for fiscal 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	7.0	$473.28
Awarded	5.2	$407.67
Released	(3.6)	$461.67
Forfeited	(0.7)	$460.23
Ending outstanding balance	7.9	$436.52	$2,532	1.37

Expected to vest	7.3	$436.93	$2,331	1.31
The weighted average grant date fair values of restricted stock units granted during fiscal 2025, 2024 and 2023 were $407.67, $579.87 and $376.83, respectively. The total fair value of restricted stock units vested during fiscal 2025, 2024 and 2023 was $1.35 billion, $1.87 billion and $1.71 billion, respectively.
Summary of Performance Shares
Performance share activity for fiscal 2025 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)	Weighted Average Remaining Contractual Life (years)
Beginning outstanding balance	0.5	$537.00
Awarded	0.3	$448.63
Released	(0.1)	$505.05
Forfeited	(0.1)	$526.47
Ending outstanding balance	0.6	$501.16	$183	1.05

Expected to vest	0.5	$501.33	$171	1.00
Shares released during fiscal 2025 resulted from overall payout at 79% of target for the 2022 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2025.
The weighted average grant date fair values of performance share awards granted during fiscal 2025, 2024 and 2023 were $448.63, $645.40 and $437.58, respectively. The total fair value of performance share awards vested during fiscal 2025, 2024 and 2023 was $49 million, $63 million and $39 million, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.1 million shares at an average price of $321.93, 1.2 million shares at an average price of $298.53, and 1.1 million shares at an average price of $286.31 for fiscal 2025, 2024 and 2023, respectively. The intrinsic value of shares purchased during fiscal 2025, 2024 and 2023 was $88 million, $324 million and $185 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
We recognize the estimated compensation costs of restricted stock units, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of November 28, 2025, there was $3.24 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.19 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our Consolidated Statements of Income for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Cost of revenue	$122	$117	$115
Research and development	1,010	932	874
Sales and marketing	557	535	495
General and administrative	253	249	234
Total (1)	$1,942	$1,833	$1,718
_________________________________________
(1)During fiscal 2025, 2024 and 2023, we recorded tax benefits related to stock-based compensation costs of $262 million, $372 million and $299 million, respectively.
NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for fiscal 2025 were as follows:

(in millions)	November 29, 2024	Increase / Decrease	Reclassification Adjustments		November 28, 2025
Net unrealized gains / losses on available-for-sale securities	$(1)	$1	$—		$—
Net unrealized gains / losses on derivative instruments designated as hedging instruments	80	(132)	7	(1)	(45)
Cumulative foreign currency translation adjustments	(280)	80	—		(200)
Total accumulated other comprehensive income (loss), net of taxes	$(201)	$(51)	$7		$(245)
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In September 2025, we entered into a stock repurchase arrangement with a large financial institution to execute up to $2.5 billion in open market repurchases, which remained partially outstanding as of November 28, 2025. Upon completion of this arrangement, $5.90 billion remains under our March 2024 stock repurchase authority.
Share repurchase activities for fiscal 2025, 2024 and 2023 were as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Fiscal 2025
Accelerated share repurchase agreements	16.8	$6,250
Open market repurchases	14.0	5,031
Total	30.8	$11,281
Fiscal 2024
Accelerated share repurchase agreements	16.9	$9,500
Other structured stock repurchases	0.6	—	(1)
Total	17.5	$9,500
Fiscal 2023
Accelerated share repurchase agreements	4.0	$1,400
Other structured stock repurchases	7.5	3,000
Total	11.5	$4,400
_________________________________________
(1)    During fiscal 2024, we received the final delivery of shares under a structured stock repurchase agreement entered into in fiscal 2023.
Under the terms of our accelerated share repurchase agreements, financial institutions agree to deliver a portion of shares to us at contract inception and the remaining shares at settlement. The total number of shares delivered and average purchase price paid per share are determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the contract, less an agreed upon discount. Under the terms of our other structured stock repurchase agreements, financial institutions agree to deliver shares to us at monthly intervals during the respective contract terms, and the number of shares delivered each month are determined based on the total notional amount of the contracts, the number of trading days in the intervals and the VWAP during the intervals, less an agreed upon discount.
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
The following table sets forth the computation of basic and diluted net income per share for fiscal 2025, 2024 and 2023:

(in millions, except per share data)	2025	2024	2023
Net income	$7,130	$5,560	$5,428

Shares used to compute basic net income per share	426.2	447.1	457.1
Dilutive potential common shares from stock plans and programs	0.8	2.6	2.0
Shares used to compute diluted net income per share	427.0	449.7	459.1

Basic net income per share	$16.73	$12.43	$11.87
Diluted net income per share	$16.70	$12.36	$11.82

Anti-dilutive potential common shares	5.1	1.9	2.7
NOTE 16.  COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
Our principal commitments consist of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business. The following table summarizes our non-cancellable unconditional purchase obligations for each of the next five years and thereafter as of November 28, 2025, primarily relating to contracts with vendors for third-party hosting and data center services:

(in millions)
Fiscal Year	Purchase Obligations
2026	$2,083
2027	1,901
2028	1,623
2029	1,196
2030	12
Thereafter	6
Total	$6,821
Acquisitions
On November 18, 2025, we entered into a definitive agreement to acquire Semrush Holdings, Inc., a publicly held brand visibility platform company, for approximately $1.9 billion of cash consideration. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the first half of fiscal 2026.
Royalties
We have royalty commitments associated with the licensing of certain offerings and products. Royalty expense is generally based on a dollar amount per unit or a percentage of the underlying revenue. Royalty expense, which was recorded in

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our cost of revenue on our Consolidated Statements of Income, was approximately $283 million, $259 million and $246 million in fiscal 2025, 2024 and 2023, respectively.
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
Legal Proceedings
We are subject to legal proceedings, claims, including claims relating to intellectual property, consumer protection, commercial, employment and other matters, and investigations, including government investigations, that arise in the ordinary course of our business. Some of these disputes, legal proceedings and investigations may include speculative claims for substantial or indeterminate amounts of damages. We consider all claims on a quarterly basis in accordance with GAAP and based on known facts assess whether potential losses are considered reasonably possible or probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our financial statements. This determination is then reviewed and discussed with the Audit Committee of the Board of Directors.
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of November 28, 2025, accrued provisions for legal proceedings were immaterial. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results.
On October 20, 2023, a securities class action captioned Pembroke Pines Firefighters & Police Officers Pension Fund et al v. Adobe, Inc. et al, renamed as In Re Adobe Inc. Securities Litigation, Case No. 1:23-cv-09260, was filed in the U.S. District Court for the Southern District of New York (the “Securities Action”) naming Adobe and certain of our current and former officers as defendants. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between July 23, 2021 and September 22, 2022 (the “Class Period”). The complaint, which was amended on February 23, 2024, alleges that certain public statements made by Adobe during the Class Period related to competition from Figma and the adequacy of Adobe’s existing offerings to counter harms Adobe may have faced due to Figma’s growing market position were materially false and misleading. The Securities Action seeks unspecified compensatory damages, attorneys’ fees and costs, and extraordinary equitable and/or injunctive relief. We filed a motion to dismiss the Securities Action, which was granted in full on March 27, 2025. Plaintiff sought leave to amend the complaint in response to the court’s order, which the court denied on November 7, 2025. Plaintiff is appealing the court’s orders.
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

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  DEBT
The carrying value of our borrowings as of November 28, 2025 and November 29, 2024 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2025	2024
1.90% 2025 Notes	February 2020	February 2025	2.07%	$—	$500
3.25% 2025 Notes	January 2015	February 2025	3.67%	—	1,000
2.15% 2027 Notes	February 2020	February 2027	2.26%	850	850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	—
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	—
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	—
Total debt outstanding, at par				$6,150	$5,650
Less: Current portion of debt, at par				—	(1,500)
Fair value of interest rate swaps				86	—
Unamortized discount and debt issuance costs				(26)	(21)
Carrying value of long-term debt				$6,210	$4,129

Current portion of debt, at par				$—	$1,500
Unamortized discount and debt issuance costs				—	(1)
Carrying value of current debt				$—	$1,499
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
During fiscal 2025, we entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the SOFR OIS. Under the terms of the swaps, we will pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the notional amount through the respective par call dates for the notes. In exchange, we will receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. The fair value of the interest rate swaps is included in the carrying value of our debt in the Consolidated Balance Sheets. See Note 5 for further details regarding our interest rate swap derivatives.
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
As of November 28, 2025, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of November 28, 2025, there were no outstanding borrowings under the commercial paper program.

ADOBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  NON-OPERATING INCOME (EXPENSE)
Non-operating income (expense) for fiscal 2025, 2024 and 2023 included the following:

(in millions)	2025	2024	2023
Interest expense	$(263)	$(169)	$(113)
Investment gains (losses), net:
Realized investment gains	$16	$12	$6
Unrealized investment gains (losses), net	27	36	10
Investment gains (losses), net	$43	$48	$16
Other income (expense), net:
Interest income	$264	$341	$269
Foreign exchange gains (losses)	(15)	(29)	(17)
Realized losses on fixed income investments	(1)	(1)	(7)
Other	—	—	1
Other income (expense), net	$248	$311	$246
Non-operating income (expense), net	$28	$190	$149

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Adobe Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Adobe Inc. and subsidiaries (the Company) as of November 28, 2025 and November 29, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended November 28, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 28, 2025 and November 29, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended November 28, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue related to software subscriptions sold at the Company’s online store
As discussed in Note 2 to the consolidated financial statements, the Company recorded subscription revenue of $17.39 billion in its Digital Media segment, a portion of which related to software subscriptions sold at adobe.com, the Company’s online store. Processing these orders is reliant upon information technology (IT) systems to record revenue.
We identified the evaluation of sufficiency of audit evidence over revenue related to software subscriptions sold at the Company’s online store as a critical audit matter. The matter required a high degree of subjective auditor judgment due to the number of revenue-related IT systems involved. Specifically, judgment was required to evaluate that revenue data was captured and aggregated throughout various IT systems. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over this revenue.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over this revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to this revenue process, including controls related to IT. We involved IT professionals with specialized skills and knowledge, who assisted in identifying and testing key IT configuration and IT interface controls for the various systems processing and recording these revenue transactions. For a sample of transactions, we assessed the recorded revenue by comparing it with the relevant underlying documentation, including payment received, and delivery confirmation. We evaluated the sufficiency of audit evidence obtained over this revenue by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.
Santa Clara, California
January 15, 2026

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 28, 2025. Based on their evaluation as of November 28, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 28, 2025. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of November 28, 2025, our internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K (other than the information set forth below) will be included under the captions “Director Nominees for Election for a One-Year Term Expiring in 2027”, “Proposal 1 – Election of Directors”, “Corporate Governance Guidelines & Codes of Business Conduct and Ethics”, and “Committees of the Board” in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for Adobe’s 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
For biographical information with respect to our executive officers, see the section titled “Executive Officers” in Part I, Item 1 of this report.
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
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included under the captions “Executive Compensation”, “Corporate Governance”, and “Report of the Audit Committee” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included under the captions “Certain Relationships and Related Persons Transactions” and “Director Independence” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included under the caption “Principal Accounting Fees and Services” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 15, 2022, by and among Adobe Inc., Figma, Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Fortis Advisors LLC	8-K	9/15/22	2.1	000-15175

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	4/24/25	3.1	000-15175

4.1	Form of Indenture dated as of January 25, 2010 by and between Adobe and Wells Fargo Bank, National Association, as trustee	S-3	2/26/16	4.1	333-209764

4.2	Forms of Global Note for Adobe Inc.’s 1.700% Notes due 2023, 1.900% Notes due 2025, 2.150% Notes due 2027, and 2.300% Notes due 2030, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	2/3/20	4.1	000-15175

4.3	Form of Global Note for Adobe’s 3.250% Notes due 2025, together with Form of Officer’s Certificate setting forth the terms of the Note	8-K	1/26/15	4.1	000-15175

4.4	Forms of Global Note for Adobe Inc.’s 4.850% Notes due 2027, 4.800% Notes due 2029, and 4.950% Notes due 2034, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	4/4/24	4.1	000-15175

4.5	Indenture, dated January 17, 2025, between Adobe Inc. and Computershare Trust Company, N.A., as trustee	8-K	1/17/25	4.1	000-15175

4.6	Forms of Global Note for Adobe Inc.’s 4.750% Notes due 2028, 4.950% Notes due 2030, and 5.300% Notes due 2035, together with an Officer’s Certificate setting forth the terms of the Notes	8-K	1/17/25	4.2	000-15175

4.7	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K				X

10.1	2020 Employee Stock Purchase Plan, as amended*	10-K	1/15/21	10.1	000-15175

10.2A	2019 Equity Incentive Plan, as amended*	8-K	4/24/25	10.1	000-15175

10.2B	2023 Performance Share Program, as amended and restated*	8-K	1/30/25	10.3	000-15175

10.2C	Form of 2023 Performance Share Award Grant Notice and Award Agreement pursuant to 2023 Performance Share Program*	8-K	1/26/23	10.3	000-15175

10.2D	2024 Performance Share Program, as amended and restated*	8-K	1/30/25	10.4	000-15175

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.2E	Form of 2024 Performance Share Award Grant Notice and Award Agreement pursuant to 2024 Performance Share Program*	8-K	1/26/24	10.3	000-15175

10.2F	2025 Performance Share Program*	8-K	1/30/25	10.1	000-15175

10.2G	Form of 2025 Performance Share Award Grant Notice and Award Agreement pursuant to 2025 Performance Share Program*	8-K	1/30/25	10.2	000-15175

10.2H	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*	10-K	1/13/25	10.2H	000-15175

10.2I	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*	10-K	1/13/25	10.2I	000-15175

10.3	Retention Agreement between Adobe and Shantanu Narayen, effective December 5, 2014*	8-K	12/11/14	10.2	000-15175

10.4	Form of Indemnity Agreement*	10-K	1/17/24	10.5	000-15175

10.5A	Adobe Deferred Compensation Plan, as amended and restated*	10-K	1/20/15	10.19	000-15175

10.5B	Amendment No. One to Adobe Deferred Compensation Plan, as amended and restated*	10-K	1/21/20	10.6B	000-15175

10.6	Credit Agreement, dated as of June 30, 2022, among the Company, certain subsidiaries of the Company party thereto, Bank of America, N.A. as Administrative Agent and the other lenders party thereto	8-K	7/1/22	10.1	000-15175

10.7	Adobe Inc. 2023 Executive Severance Plan in the Event of a Change of Control*	8-K	12/13/23	10.1	000-15175

10.8	2025 Executive Annual Incentive Plan*	8-K	1/30/25	10.5	000-15175

10.9	2025 and 2026 Non-Employee Director Compensation Policy*	10-K	1/13/25	10.1	000-15175

10.10	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	9/14/23	10.1	000-15175

10.11	Termination Agreement, dated as of December 17, 2023, by and among Adobe Inc., Saratoga Merger Sub I, Inc., Saratoga Merger Sub II, LLC and Figma, Inc.	8-K	12/18/23	10.1	000-15175

19.1	Adobe Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP					X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

97	Adobe Inc. Incentive Compensation Recovery Policy*	10-K	1/17/24	97	000-15175

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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
Date: January 15, 2026

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

Signature	Title	Date

/s/ SHANTANU NARAYEN		January 15, 2026
Shantanu Narayen	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL DURN		January 15, 2026
Daniel Durn	Chief Financial Officer and Executive Vice President, Finance, Technology, Security and Operations (Principal Financial Officer)

/s/ JILLIAN FORUSZ		January 15, 2026
Jillian Forusz	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ FRANK CALDERONI		January 15, 2026
Frank Calderoni	Director

/s/ CRISTIANO AMON		January 15, 2026
Cristiano Amon	Director

Signature	Title	Date

/s/ AMY BANSE		January 15, 2026
Amy Banse	Director

/s/ MELANIE BOULDEN		January 15, 2026
Melanie Boulden	Director

/s/ LAURA DESMOND		January 15, 2026
Laura Desmond	Director

/s/ SPENCER NEUMANN		January 15, 2026
Spencer Neumann	Director

/s/ KATHLEEN OBERG		January 15, 2026
Kathleen Oberg	Director

/s/ DHEERAJ PANDEY		January 15, 2026
Dheeraj Pandey	Director

/s/ DAVID RICKS		January 15, 2026
David Ricks	Director

/s/ DAN ROSENSWEIG		January 15, 2026
Dan Rosensweig	Director