Form 10-Q
period 2026-02-27
ADOBE INC.
filed 2026-03-25
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 20, 2026, 404.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	February 27, 2026	November 28, 2025
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,332	$5,431
Short-term investments	558	1,164
Trade receivables, net of allowances for doubtful accounts of $12 and $13, respectively	2,092	2,344
Prepaid expenses and other current assets	1,404	1,224
Total current assets	10,386	10,163
Property and equipment, net	1,852	1,873
Operating lease right-of-use assets, net	305	312
Goodwill	12,869	12,857
Other intangibles, net	454	495
Deferred income taxes	2,138	2,186
Other assets	1,700	1,610
Total assets	$29,704	$29,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$419	$417
Accrued expenses and other current liabilities	2,257	2,648
Debt	849	—
Deferred revenue	7,275	6,905
Income taxes payable	506	153
Operating lease liabilities	84	77
Total current liabilities	11,390	10,200
Long-term liabilities:
Debt	5,379	6,210
Deferred revenue	95	125
Income taxes payable	487	469
Operating lease liabilities	344	361
Other liabilities	576	508
Total liabilities	18,271	17,873
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 406 and 413 shares outstanding, respectively	—	—
Additional paid-in capital	15,870	15,361
Retained earnings	47,170	45,354
Accumulated other comprehensive income (loss)	(295)	(245)
Treasury stock, at cost (195 and 188 shares, respectively)	(51,312)	(48,847)
Total stockholders’ equity	11,433	11,623
Total liabilities and stockholders’ equity	$29,704	$29,496
_________________________________________
(*)    The condensed consolidated balance sheet as of November 28, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	February 27, 2026	February 28, 2025
Revenue:
Subscription	$6,198	$5,483
Product	90	95
Services and other	110	136
Total revenue	6,398	5,714
Cost of revenue:
Subscription	540	490
Product	6	6
Services and other	118	126
Total cost of revenue	664	622
Gross profit	5,734	5,092
Operating expenses:
Research and development	1,110	1,026
Sales and marketing	1,708	1,495
General and administrative	463	367
Amortization of intangibles	35	41
Total operating expenses	3,316	2,929
Operating income	2,418	2,163
Non-operating income (expense):
Interest expense	(63)	(62)
Investment gains (losses), net	5	6
Other income (expense), net	62	75
Total non-operating income (expense), net	4	19
Income before income taxes	2,422	2,182
Provision for income taxes	533	371
Net income	$1,889	$1,811
Basic net income per share	$4.60	$4.15
Shares used to compute basic net income per share	410	436
Diluted net income per share	$4.60	$4.14
Shares used to compute diluted net income per share	411	438

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	February 27, 2026	February 28, 2025

	Increase/(Decrease)
Net income	$1,889	$1,811
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	1
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	(96)	94
Reclassification adjustment for realized gains / losses on derivative instruments	23	(20)
Net increase (decrease) from derivatives designated as hedging instruments	(73)	74
Foreign currency translation adjustments	23	(32)
Other comprehensive income (loss), net of taxes	(50)	43
Total comprehensive income, net of taxes	$1,839	$1,854

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended February 27, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 28, 2025	601	$—	$15,361	$45,354	$(245)	(188)	$(48,847)	$11,623
Net income	—	—	—	1,889	—	—	—	1,889
Other comprehensive income (loss), net of taxes	—	—	—	—	(50)	—	—	(50)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(73)	—	1	34	(39)
Repurchases of common stock	—	—	—	—	—	(8)	(2,500)	(2,500)
Stock-based compensation	—	—	509	—	—	—	—	509
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at February 27, 2026	601	$—	$15,870	$47,170	$(295)	(195)	$(51,312)	$11,433

	Three Months Ended February 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	1,811	—	—	—	1,811
Other comprehensive income (loss), net of taxes	—	—	—	—	43	—	—	43
Re-issuance of treasury stock under stock compensation plans	—	—	—	(95)	—	1	32	(63)
Repurchases of common stock	—	—	—	—	—	(7)	(3,277)	(3,277)
Stock-based compensation	—	—	475	—	—	—	—	475
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at February 28, 2025	601	$—	$13,894	$40,186	$(158)	(166)	$(40,827)	$13,095

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	February 27, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$1,889	$1,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	174	217
Stock-based compensation	509	475
Deferred income taxes	64	(169)
Other non-cash items	46	17
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	252	97
Prepaid expenses and other assets	(240)	(156)
Trade payables	3	(28)
Accrued expenses and other liabilities	(450)	(378)
Income taxes payable	371	365
Deferred revenue	340	231
Net cash provided by operating activities	2,958	2,482
Cash flows from investing activities:
Purchases of short-term investments	(306)	(533)
Proceeds from maturities and sales of short-term investments	920	132
Purchases of property and equipment	(37)	(26)
Purchases of long-term investments, intangibles and other assets	(104)	(59)
Other investing activities, net	1	2
Net cash provided by (used for) investing activities	474	(484)
Cash flows from financing activities:
Repurchases of common stock	(2,478)	(3,250)
Proceeds from re-issuance of treasury stock	84	96
Taxes paid related to net share settlement of equity awards	(123)	(159)
Proceeds from issuance of debt	—	1,997
Repayment of debt	—	(1,500)
Other financing activities, net	(27)	(25)
Net cash used for financing activities	(2,544)	(2,841)
Effect of foreign currency exchange rates on cash and cash equivalents	13	(12)
Net change in cash and cash equivalents	901	(855)
Cash and cash equivalents at beginning of period	5,431	7,613
Cash and cash equivalents at end of period	$6,332	$6,758
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$125	$182
Cash paid for interest	$79	$48

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 28, 2025 on file with the SEC (our “Annual Report”).
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Reclassifications
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated statements of cash flows.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for our annual report for fiscal 2026. We are currently evaluating the impact that the updated standard will have on our annual financial statement disclosures.
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 2.  REVENUE
Our revenue is derived from the sale of cloud-enabled software subscriptions, cloud-hosted offerings, term-based, royalty, and perpetual software licenses, associated software maintenance and support plans, consulting services, training and technical support.
Disaggregation of Revenue
Revenue by geographic area for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(in millions)	2026	2025
Americas	$3,755	$3,405
EMEA	1,739	1,502
APAC	904	807
Total	$6,398	$5,714
Subscription revenue for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(in millions)	2026	2025
Creative & Marketing Professionals customer group	$4,389	$3,922
Business Professionals & Consumers customer group	1,782	1,534
Total customer group subscription revenue	$6,171	$5,456
Other subscription revenue	27	27
Total subscription revenue	$6,198	$5,483
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are typically related to license revenue or services which are delivered prior to invoicing. As of February 27, 2026, the balance of trade receivables, net of allowances for doubtful accounts, was $2.09 billion, inclusive of unbilled receivables of $81 million. As of November 28, 2025, the balance of trade receivables, net of allowances for doubtful accounts, was $2.34 billion, inclusive of unbilled receivables of $74 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $12 million and $13 million as of February 27, 2026 and November 28, 2025, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the three months ended February 27, 2026. Contract assets were $201 million and $241 million as of February 27, 2026 and November 28, 2025, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of February 27, 2026, the balance of deferred revenue was $7.37 billion, which includes $65 million of refundable customer deposits. Arrangements with some of our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of November 28, 2025, the balance of deferred revenue was $7.03 billion. During the three months ended February 27, 2026, approximately $3.21 billion of revenue was recognized that was included in the balance of deferred revenue as of November 28, 2025.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 27, 2026, remaining performance obligations were approximately $22.22 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 4% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $755 million and $721 million as of February 27, 2026 and November 28, 2025, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $120 million and $137 million as of February 27, 2026 and November 28, 2025, respectively.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of February 27, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$646	$—	$—	$646
Cash equivalents:
Corporate debt securities	1,415	—	—	1,415
Money market funds	4,211	—	—	4,211
Time deposits	60	—	—	60
Total cash equivalents	5,686	—	—	5,686
Total cash and cash equivalents	6,332	—	—	6,332
Short-term fixed income securities:
Corporate debt securities	457	—	—	457
U.S. Treasury securities	101	—	—	101
Total short-term investments	558	—	—	558
Total cash, cash equivalents and short-term investments	$6,890	$—	$—	$6,890
Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$711	$—	$—	$711
Cash equivalents:
Corporate debt securities	928	—	—	928
Money market funds	3,607	—	—	3,607
Time deposits	85	—	—	85
U.S. Treasury securities	100	—	—	100
Total cash equivalents	4,720	—	—	4,720
Total cash and cash equivalents	5,431	—	—	5,431
Short-term fixed income securities:
Corporate debt securities	914	—	—	914
U.S. Treasury securities	250	—	—	250
Total short-term investments	1,164	—	—	1,164
Total cash, cash equivalents and short-term investments	$6,595	$—	$—	$6,595
See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of short-term fixed income debt securities classified as short-term investments based on stated effective maturities as of February 27, 2026:

(in millions)	Estimated Fair Value
Due within one year	$533
Due between one and two years	25
Total	$558

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended February 27, 2026 and February 28, 2025, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 4.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at February 27, 2026 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$1,415	$—	$1,415	$—
Money market funds	4,211	4,211	—	—
Time deposits	60	60	—	—
Short-term investments:
Corporate debt securities	457	—	457	—
U.S. Treasury securities	101	—	101	—
Prepaid expenses and other current assets:
Foreign currency derivatives	44	—	44	—
Interest rate swap derivatives	9	—	9	—
Other assets:
Deferred compensation plan assets	371	371	—	—
Foreign currency derivatives	9	—	9	—
Interest rate swap derivatives	107	—	107	—
Total assets	$6,784	$4,642	$2,142	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$133	$—	$133	$—
Interest rate swap derivatives	14	—	14	—
Other liabilities:
Foreign currency derivatives	15	—	15	—
Total liabilities	$162	$—	$162	$—

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
Our fixed income available-for-sale debt securities consist of high quality, investment grade securities from diverse issuers. We value these securities based on pricing from independent pricing vendors who use matrix pricing valuation techniques including market approach methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Inputs include quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value, including benchmark yields, issuer spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. We therefore categorize all of our fixed income available-for-sale securities as Level 2. We perform routine procedures such as comparing prices obtained from multiple independent sources to ensure that appropriate fair values are recorded.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.17 billion as of February 27, 2026, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 13 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of February 27, 2026 and November 28, 2025, gross notional amounts of outstanding cash flow hedges were $6.12 billion and $5.97 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Indian Rupees and Canadian Dollars.
As of February 27, 2026, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $93 million of net losses are expected to be recognized into revenue within the next 12 months.
Fair Value Hedges
We have entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the Secured Overnight Financing Rate Overnight Index Swap Rate (“SOFR OIS”). Under the terms of the swaps, we pay quarterly interest at the daily compounded SOFR OIS plus a fixed number of basis points on the $2.70 billion notional amount through the respective par call dates for the notes. In exchange, we receive the fixed rate interest on the notes from the swap counterparties on a semi-annual basis. See Note 13 for further details regarding our debt.
The interest rate swaps are designated as fair value hedges. We record changes in fair value on the swaps associated with the hedged risk in interest expense in our condensed consolidated statements of income with a corresponding offset to the value of the senior notes being hedged.
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of February 27, 2026, gross notional amounts of outstanding contracts were $734 million, primarily hedging exposures denominated in Euros, Indian Rupees, British Pounds and Australian Dollars. As of November 28, 2025, gross notional amounts of outstanding contracts were $563 million, primarily hedging exposures denominated in Indian Rupees, Australian Dollars, British Pounds and Euros.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of February 27, 2026 and November 28, 2025 were as follows:

(in millions)	2026		2025
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$51	$145	$82	$99
Interest rate swaps	116	14	94	8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	3	2	1
Total derivatives	$169	$162	$178	$108
Unrealized gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended February 27, 2026 and February 28, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $96 million of net losses and $94 million of net gains, respectively.
For the three months ended February 27, 2026 and February 28, 2025, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 6.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of February 27, 2026 and November 28, 2025 was $12.87 billion and $12.86 billion, respectively.
Other intangible assets subject to amortization as of February 27, 2026 and November 28, 2025 were as follows:

(in millions)	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,010	$(685)	$325	$1,208	$(857)	$351
Purchased technology	75	(51)	24	881	(853)	28
Trademarks	342	(280)	62	372	(301)	71
Other	55	(12)	43	60	(15)	45
Other intangibles, net	$1,482	$(1,028)	$454	$2,521	$(2,026)	$495
Amortization expense related to other intangibles was $41 million and $84 million for the three months ended February 27, 2026 and February 28, 2025, respectively. Of these amounts, $5 million and $43 million were included in cost of revenue for the three months ended February 27, 2026 and February 28, 2025, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of February 27, 2026, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2026	$120
2027	119
2028	73
2029	69
2030	65
Thereafter	8
Total expected amortization expense	$454
NOTE 7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of February 27, 2026 and November 28, 2025 consisted of the following:

(in millions)	2026	2025
Accrued compensation costs	$891	$1,345
Accrued corporate marketing	179	197
Fair value of derivative liabilities	147	102
Sales and use taxes payable	142	150
Refund liabilities	120	137
Excise taxes payable	105	105
Derivative collateral liabilities	74	101
Other	599	511
Accrued expenses and other current liabilities	$2,257	$2,648
Other primarily includes general business accruals, royalties payable and accrued hosting fees.
NOTE 8.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the three months ended February 27, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.9	$436.52
Awarded	5.6	$304.19
Released	(0.9)	$453.46
Forfeited	(0.1)	$426.01
Ending outstanding balance	12.5	$375.57	$3,272

Expected to vest	11.3	$377.21	$2,967
The total fair value of restricted stock units vested during the three months ended February 27, 2026 was $276 million.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Performance Shares
In the first quarter of fiscal 2026, the Executive Compensation Committee of our Board of Directors (the “ECC”) approved the 2026 Performance Share Program, the terms of which are similar to the 2025 Performance Share Program that is still outstanding. For information regarding our outstanding Performance Share Programs, including the terms, see “Note 12. Stock-Based Compensation” of our Annual Report on Form 10-K for the fiscal year ended November 28, 2025.
As of February 27, 2026, performance shares awarded under our 2026, 2025 and 2024 Performance Share Programs remained outstanding and unvested.
Performance share activity for the three months ended February 27, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.6	$501.16
Awarded	0.3	$339.26
Released	(0.2)	$472.18
Forfeited	(0.1)	$477.34
Ending outstanding balance	0.6	$430.26	$158

Expected to vest	0.5	$434.70	$140
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the three months ended February 27, 2026 resulted from overall payout at 83% of target for the 2023 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2026.
The total fair value of performance shares vested during the three months ended February 27, 2026 was $62 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $297.49 and 0.3 million shares at an average price of $305.04 for the three months ended February 27, 2026 and February 28, 2025, respectively. The intrinsic value of shares purchased during the three months ended February 27, 2026 and February 28, 2025 was $15 million and $44 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of February 27, 2026, there was $4.44 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.73 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(in millions)	2026	2025
Cost of revenue	$31	$30
Research and development	271	247
Sales and marketing	142	137
General and administrative	65	61
Total	$509	$475

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 28, 2025	Increase / Decrease	Reclassification Adjustments		February 27, 2026
Net unrealized gains / losses on derivative instruments designated as hedging instruments	$(45)	$(96)	$23	(1)	$(118)
Cumulative foreign currency translation adjustments	(200)	23	—		(177)
Total accumulated other comprehensive income (loss), net of taxes	$(245)	$(73)	$23		$(295)
_________________________________________
(1)    Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three months ended February 27, 2026 and February 28, 2025 were immaterial.
NOTE 10.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. As of February 27, 2026, $3.89 billion remained under our March 2024 stock repurchase authority.
Share repurchase activity for the three months ended February 27, 2026 and February 28, 2025 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Three months ended February 27, 2026
Open market repurchases	8.1	$2,478
Three months ended February 28, 2025
Accelerated share repurchase agreements	5.9	$2,750
Open market repurchases	1.1	500
Total	7.0	$3,250
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
The following table sets forth the computation of basic and diluted net income per share for the three months ended February 27, 2026 and February 28, 2025:

(in millions, except per share data)	2026	2025
Net income	$1,889	$1,811

Shares used to compute basic net income per share	410.2	436.2
Dilutive potential common shares from stock plans and programs	0.6	1.4
Shares used to compute diluted net income per share	410.8	437.6

Basic net income per share	$4.60	$4.15
Diluted net income per share	$4.60	$4.14

Anti-dilutive potential common shares	6.3	2.6
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Acquisitions
On November 18, 2025, we entered into a definitive agreement to acquire Semrush Holdings, Inc., a publicly held brand visibility platform company, for approximately $1.9 billion, primarily in cash consideration. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of fiscal 2026.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of February 27, 2026, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we have been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act (“ROSCA”). In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. The FTC then referred the case to the Department of Justice (the “DOJ”), and on June 17, 2024, the DOJ filed a civil complaint in the United States District Court for the Northern District of California (the “Court”), naming Adobe and certain of our employees as defendants. The complaint alleges that Adobe failed to clearly and conspicuously disclose material terms, failed to obtain express informed consent and failed to provide a simple cancellation mechanism regarding our disclosure and subscription cancellation practices in violation of ROSCA and the FTC Act. The DOJ sought injunctive relief, civil penalties, equitable monetary relief and other relief. On October 7, 2024, we filed a motion to dismiss the DOJ’s civil complaint, and that motion was fully briefed as of December 23, 2024. On May 2, 2025, the Court denied our motion to dismiss the complaint, and discovery then ensued. On March 12, 2026, we reached an agreement to settle the action, and on March 13, 2026, we filed a stipulation of dismissal with the Court.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
NOTE 13.  DEBT
The carrying value of our borrowings as of February 27, 2026 and November 28, 2025 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2026	2025
2.15% 2027 Notes	February 2020	February 2027	2.26%	$850	$850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	800
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	700
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	500
Total debt outstanding, at par				$6,150	$6,150
Less: Current portion of debt, at par				(850)	—
Fair value of interest rate swaps				102	86
Unamortized discount and debt issuance costs				(23)	(26)
Carrying value of long-term debt				$5,379	$6,210

Current portion of debt, at par				$850	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current debt				$849	$—
Senior Notes
Our senior notes rank equally with our other unsecured and unsubordinated indebtedness, and do not contain financial covenants. We may redeem the notes at any time, subject to a make-whole premium.
We have entered into interest rate swaps related to certain of our senior notes. The interest rate swaps effectively convert the fixed interest rates on the notes to floating interest rates based on the SOFR OIS. The fair value of the interest rate swaps is included in the carrying value of our debt in the condensed consolidated balance sheets. See Note 5 for further details regarding our interest rate swap derivatives.

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
During the first quarter of fiscal 2026, we reclassified the senior notes due February 1, 2027 as current debt in our condensed consolidated balance sheets.
For the senior notes issued in February 2020, upon the occurrence of certain change of control triggering events, we may be required to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. In addition, these notes include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances.
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of February 27, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of February 27, 2026, there were no outstanding borrowings under the commercial paper program.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  SEGMENT INFORMATION
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
In the first quarter of fiscal 2026, we combined our former segments—Digital Media, Digital Experience and Publishing and Advertising—into a single operating and reportable segment due to changes in how management evaluates results and allocates resources, reflecting the Company’s shift to unified selling motions and integrated product innovation. Prior period information in the table below has been recast to reflect this change. Our Chief Executive Officer, the Company’s chief operating decision maker, reviews consolidated results, including net income, to assess segment performance and allocate resources. This information is primarily reviewed by comparing actual results to prior period results and to quarterly and annual forecasts. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
Information about our single reportable segment revenue, net income and significant segment expenses for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(dollars in millions)	2026	2025
Revenue	$6,398	$5,714
Less:
Cost of revenue(1)	630	550
Research and development expenses(1)	834	782
Sales and marketing expenses(1)	1,566	1,360
General and administrative expenses(1)	333	307
Stock-based and deferred compensation expense	514	469
Amortization of purchased intangibles	39	83
Loss contingency	62	—
Acquisition-related expenses	2	—
Non-operating (income) expense, net(2)	(4)	(19)
Income before income taxes	2,422	2,182
Provision for income taxes	533	371
Net income	$1,889	$1,811
_________________________________________
(1)Excludes stock-based and deferred compensation expenses, amortization of purchased intangibles, and certain loss contingencies and acquisition-related expenses, which are presented separately within this table.
(2)Includes interest income of $63 million and $80 million for the three months ended February 27, 2026 and February 28, 2025, respectively.
Further components of the Company’s measures of segment profitability and segment assets are included throughout the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, including artificial intelligence (“AI”) opportunities, customer needs, business and finance strategies, macroeconomic conditions, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “intends to,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2025, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
Our focus revolves around serving our customer audiences: business professionals, consumers, creators, creative professionals and marketing professionals. The massive opportunity and evolving role of creativity across roles and industries have driven Adobe’s growth over the past four decades and are expected to continue to drive our growth going forward as we evolve our solutions and routes to market to anticipate the growing needs of our customers. In the AI era, we are harnessing the power of AI across our solutions by bringing together our commercially safe first-party and leading partner AI models best suited for the job; deploying conversational and agentic capabilities across offerings; ensuring ubiquity on all surfaces; delivering trusted and secure solutions; and expanding our global presence.
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
In the first quarter of fiscal 2026, we combined our former segments—Digital Media, Digital Experience and Publishing and Advertising—into a single operating and reportable segment due to changes in how management evaluates results and allocates resources, reflecting the Company’s shift to unified selling motions and integrated product innovation.
OPERATIONS OVERVIEW
For our first quarter of fiscal 2026, we experienced strong demand across our portfolio of solutions, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue.
Our offerings help our customers—spanning business professionals, consumers, creators, creative professionals and marketing professionals—to be more creative, productive and successful. We are driving continued business success through audience-specific product innovation and go-to-market strategy focused on two customer groups: Business Professionals & Consumers and Creative & Marketing Professionals.

Creative & Marketing Professionals
Our solutions targeted toward the Creative & Marketing Professionals customer group consist of our customer experience orchestration offerings as well as Creative Cloud flagship apps such as Photoshop, Lightroom, Illustrator and Premiere. Creators, creative professionals and marketing professionals require agile and comprehensive solutions to create high volumes of compelling content, infused with commercially safe AI capabilities. For creators and creative professionals, we offer an end-to-end, ideation-to-creation platform powered by our commercially safe Adobe Firefly models and an expansive partner model ecosystem, offering customers choice and flexibility. For marketing professionals, we unify creative production and marketing execution with comprehensive content supply chain solutions that deliver end-to-end customer experience orchestration solutions, automate workflows and personalize experiences and engagement at scale across channels. Our customer experience orchestration solutions deliver actionable data, with products such as Adobe Analytics and Adobe Real-Time Customer Data Platform; optimize personalized content delivery, with products such as Adobe Experience Manager, Adobe Commerce and Adobe GenStudio for Performance Marketing; and manage customer journeys, with products such as Adobe Marketo Engage and Adobe Campaign. Adobe Experience Platform is a customer data platform that serves as a foundation in enterprises for digital customer engagement by unifying our comprehensive set of AI-powered apps and agents to build, deliver, and optimize marketing campaigns and customer experiences. Adobe’s integrated solutions, such as GenStudio and Firefly Services, bridge the gap between content creation and marketing execution, enabling seamless collaboration and efficiency across the entire content lifecycle spanning content ideation, creation, production, and activation.
Creative & Marketing Professionals customer group subscription revenue was $4.39 billion in the first quarter of fiscal 2026, up from $3.92 billion in the first quarter of fiscal 2025, representing 12% year-over-year growth.
Business Professionals & Consumers
Our solutions targeted toward the Business Professionals & Consumers customer group consist of Adobe Acrobat offerings and Adobe Express. Business professionals and consumers desire web and mobile apps with easy-to-use AI capabilities that enable them to create, collaborate and derive insights across multiple media types and channels. Our Adobe Acrobat offerings fuel document productivity, enabling users to create, collaborate, review, approve, sign and track documents at home, in the office and across devices. Acrobat AI Assistant provides users with conversational experiences to quickly and accurately derive insights within individual documents, or across documents in PDF Spaces. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content first, task-based solutions. Acrobat Studio is an all-in-one platform for productivity and creation that unites Adobe Acrobat, Adobe Express and AI agents to enable people to quickly, easily and intuitively work.
Business Professionals & Consumers customer group subscription revenue was $1.78 billion in the first quarter of fiscal 2026, up from $1.53 billion in the first quarter of fiscal 2025, representing 16% year-over-year growth.
Customer-Focused Strategy
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
The key performance metric used by management to evaluate progress against our customer-focused strategy is Total Adobe Annualized Recurring Revenue (“ARR”), which represents the annual value of subscription contracts in the Creative & Marketing Professionals and Business Professionals & Consumers customer groups. We adjust our reported ARR on an annual basis, primarily to reflect any exchange rate changes. Our reported ARR results in the current fiscal year are based on currency rates set at the beginning of the year and held constant throughout the year for measurement purposes. Prior year ARR balances are also revalued at the new currency rates for comparative purposes.
Total Adobe ARR grew to $26.06 billion at the end of the first quarter of fiscal 2026, representing 10.9% year-over-year growth driven by strength in Creative Cloud Pro, Acrobat, and Adobe Experience Platform and related apps, partially offset by a decrease from Adobe Stock. Our success in driving growth in ARR has positively affected our revenue growth. Total customer group subscription revenue grew to $6.17 billion in the first quarter of fiscal 2026, up from $5.46 billion in the first quarter of fiscal 2025, representing 13% year-over-year growth.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended February 27, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2025.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

RESULTS OF OPERATIONS
Financial Performance Summary
•Total Adobe ARR of $26.06 billion as of February 27, 2026 increased by 10.9% from $23.50 billion as of February 28, 2025 revalued using currency rates determined at the beginning of fiscal 2026.
•Total revenue of $6.40 billion during the three months ended February 27, 2026 increased by $684 million, or 12%, compared to the year-ago period.
•Total subscription revenue of $6.20 billion during the three months ended February 27, 2026 increased by $715 million, or 13%, compared to the year-ago period.
•Cost of revenue of $664 million during the three months ended February 27, 2026 increased by $42 million, or 7%, compared to the year-ago period.
•Operating expenses of $3.32 billion during the three months ended February 27, 2026 increased by $387 million, or 13%, compared to the year-ago period.
•Net income of $1.89 billion during the three months ended February 27, 2026 increased by $78 million, or 4%, compared to the year-ago period.
•Cash flows from operations of $2.96 billion during the three months ended February 27, 2026 increased by $476 million, or 19%, compared to the year-ago period.
•Remaining performance obligations of $22.22 billion as of February 27, 2026 increased by 13% from $19.69 billion as of February 28, 2025.
Revenue for the Three Months Ended February 27, 2026 and February 28, 2025

(dollars in millions)	Three Months
	2026	2025	% Change
Subscription	$6,198	$5,483	13%
Percentage of total revenue	97%	96%
Product	90	95	(5)%
Percentage of total revenue	1%	2%
Services and other	110	136	(19)%
Percentage of total revenue	2%	2%
Total revenue	$6,398	$5,714	12%
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
Subscription revenue by customer group for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(dollars in millions)	Three Months
	2026	2025	% Change
Creative & Marketing Professionals	$4,389	$3,922	12%
Business Professionals & Consumers	1,782	1,534	16%
Total customer group subscription revenue	$6,171	$5,456	13%

Increases in subscription revenue for the Creative & Marketing Professionals customer group were driven by strength in Creative Cloud Pro and other flagship apps, Adobe Experience Platform and related apps, Adobe Experience Manager and GenStudio solutions. Increases in subscription revenue for the Business Professionals & Consumers customer group were driven by strength in Acrobat.
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
Geographical Information
Revenue by geographic area for the three months ended February 27, 2026 and February 28, 2025 were as follows:

(dollars in millions)	Three Months
	2026	2025	% Change
Americas	$3,755	$3,405	10%
Percentage of total revenue	59%	60%
EMEA	1,739	1,502	16%
Percentage of total revenue	27%	26%
APAC	904	807	12%
Percentage of total revenue	14%	14%
Total revenue	$6,398	$5,714	12%
Overall revenue during the three months ended February 27, 2026 increased in all geographic regions as compared to the three months ended February 28, 2025. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the customer group subscription revenue information above.
Included in the overall change in revenue were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three months ended February 27, 2026 as compared to the three months ended February 28, 2025, the U.S. Dollar primarily weakened against EMEA currencies, which resulted in a net increase in revenue in U.S. Dollar equivalents of approximately $123 million and was partially offset by net hedging losses of $49 million from our cash flow hedging program.

Cost of Revenue for the Three Months Ended February 27, 2026 and February 28, 2025

(dollars in millions)	Three Months
	2026	2025	% Change
Subscription	$540	$490	10%
Percentage of total revenue	8%	9%
Product	6	6	—%
Percentage of total revenue	*	*
Services and other	118	126	(6)%
Percentage of total revenue	2%	2%
Total cost of revenue	$664	$622	7%
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
Cost of subscription revenue increased during the three months ended February 27, 2026 as compared to the three months ended February 28, 2025 primarily due to the following:

Components of % Change 2026-2025
Hosting services and data center costs	14%
Compensation costs	3
Royalty costs	1
Amortization of intangibles	(8)
Total change	10%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.
Operating Expenses for the Three Months Ended February 27, 2026 and February 28, 2025

(dollars in millions)	Three Months
	2026	2025	% Change
Research and development	$1,110	$1,026	8%
Percentage of total revenue	17%	18%
Sales and marketing	1,708	1,495	14%
Percentage of total revenue	27%	26%
General and administrative	463	367	26%
Percentage of total revenue	7%	6%
Amortization of intangibles	35	41	(15)%
Percentage of total revenue	1%	1%
Total operating expenses	$3,316	$2,929	13%

Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs including AI training costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three months ended February 27, 2026 as compared to the three months ended February 28, 2025 primarily due to increases in compensation costs.
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
Sales and marketing expenses increased during the three months ended February 27, 2026 as compared to the three months ended February 28, 2025 primarily due to increases in advertising expenses and, to a lesser extent, compensation costs.
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
General and administrative expenses increased during the three months ended February 27, 2026 as compared to the three months ended February 28, 2025 due to the following:

Components of % Change 2026-2025
Loss contingency	17%
Compensation costs	4
Software licenses	3
Various individually insignificant items	2
Total change	26%
During the three months ended February 27, 2026, we incurred a loss contingency associated with a legal settlement. See Note 12 for further details regarding our legal proceedings.
Non-Operating Income (Expense), Net for the Three Months Ended February 27, 2026 and February 28, 2025

(dollars in millions)	Three Months
	2026	2025	% Change
Interest expense	$(63)	$(62)	2%
Investment gains (losses), net	5	6	**
Other income (expense), net	62	75	(17)%
Total non-operating income (expense), net	$4	$19	**
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
Other income (expense), net decreased during the three months ended February 27, 2026 as compared to the three months ended February 28, 2025 primarily due to decreases in interest income driven by lower average overall cash balances and interest rates.
Provision for Income Taxes for the Three Months Ended February 27, 2026 and February 28, 2025

(dollars in millions)	Three Months
	2026	2025	% Change
Provision for income taxes	$533	$371	44%
Effective tax rate	22%	17%
Our effective tax rate increased by approximately five percentage points for the three months ended February 27, 2026, as compared to the three months ended February 28, 2025, primarily due to an increase in the anticipated benefit from a foreign tax asset in the prior year, and an increase in the net tax expense related to stock-based compensation and decrease in the net tax benefit from effects of non-U.S. operations in the current year.
Our effective tax rate for the three months ended February 27, 2026 was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and a net tax expense related to stock-based compensation, partially offset by net tax benefits from the effects of non-U.S. operations and the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $833 million as of February 27, 2026, primarily related to certain U.S. state and federal credits and capital loss carryforwards.
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
The Organization for Economic Cooperation and Development introduced an international tax framework that provides for a global minimum tax of 15% for large multinational companies. The framework and guidance do not have a material impact on our effective rates for income taxes or cash taxes paid. We continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. Tax Act”) was enacted in the United States. Among the changes, the 2025 U.S. Tax Act restores immediate expensing of domestic research and development costs and modifies certain international provisions effective for us starting in fiscal 2026 and 2027, respectively. We anticipate a reduction to our effective rates for cash taxes paid for fiscal 2026 and beyond.

Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $702 million and $657 million as of February 27, 2026 and February 28, 2025, respectively. If the total unrecognized tax benefits as of February 27, 2026 and February 28, 2025 were recognized, $536 million and $492 million would decrease the respective effective tax rates.
As of February 27, 2026 and February 28, 2025, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	February 27, 2026	November 28, 2025
Cash and cash equivalents	$6,332	$5,431
Short-term investments	$558	$1,164
Working capital	$(1,004)	$(37)
Stockholders’ equity	$11,433	$11,623

A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	February 27, 2026	February 28, 2025
Net cash provided by operating activities	$2,958	$2,482
Net cash provided by (used for) investing activities	474	(484)
Net cash used for financing activities	(2,544)	(2,841)
Effect of foreign currency exchange rates on cash and cash equivalents	13	(12)
Net change in cash and cash equivalents	$901	$(855)
Cash Flows from Operating Activities
Net cash provided by operating activities of $2.96 billion for the three months ended February 27, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included decreases in trade receivables driven by strong cash collections and increases in deferred revenue due to the timing of billings during the quarter. The primary working capital uses of cash included decreases in accrued expenses and other liabilities largely driven by the payment of accrued bonuses.
Cash Flows from Investing Activities
Net cash provided by investing activities of $474 million for the three months ended February 27, 2026 was primarily due to proceeds from the maturities of short-term investments, offset in part by purchases of short-term and long-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities of $2.54 billion for the three months ended February 27, 2026 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards. These uses of cash were offset in part by proceeds from re-issuance of treasury stock related to our employee stock purchase plan. See the section titled “Stock Repurchase Program” below.
Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2026 due to changes in our planned cash outlay.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, risks detailed in the section titled “Risk Factors” in Part II, Item 1A of this report. Based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and short-term investment balances, our anticipated cash flows from operations and our available revolving credit facility will be sufficient to meet our working capital, operating resource expenditure and capital expenditure requirements for the next twelve months and for the foreseeable future.
Our cash equivalent and short-term investment portfolio as of February 27, 2026 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments.
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
On November 18, 2025, we entered into a definitive agreement to acquire Semrush Holdings, Inc., a publicly held brand visibility platform company, for approximately $1.9 billion, primarily in cash consideration. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of fiscal 2026. We expect to finance the acquisition using cash on hand.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of February 27, 2026, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of February 27, 2026, there were no outstanding borrowings under the commercial paper program.
Senior Notes
We have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of February 27, 2026, the carrying value of our senior notes was $6.23 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $933 million for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 13 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the first quarter of fiscal 2026, we reclassified the senior notes due February 1, 2027 as current debt in our condensed consolidated balance sheets. As of February 27, 2026, the carrying value of our current debt was $849 million, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date, subject to market conditions.
Contractual Obligations
Our principal commitments as of February 27, 2026 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the three months ended February 27, 2026.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. As of February 27, 2026, $3.89 billion remained under our March 2024 stock repurchase authority.
During the three months ended February 27, 2026, we entered into stock repurchase arrangements with large financial institutions and made payments totaling $2.48 billion to repurchase shares. See Note 10 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended February 27, 2026, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of February 27, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended February 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. The occurrence of these and many other factors described in this report, and factors that we do not presently know or that we currently believe to be immaterial, could materially and adversely affect our operations, performance and financial condition. Many factors affect more than one category and the factors are not in order of significance or probability of occurrence because they have been grouped by categories. Disclosures in this section are based on our beliefs and opinions regarding factors that could materially and adversely affect us in the future and are not representations as to whether such factors have or have not occurred in the past.
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
The markets for our solutions are rapidly evolving and intensely competitive. We expect competition to continue to intensify. Our numerous competitors include companies of various sizes and both public and private companies, including large, global companies and smaller companies with more specialized focuses, new entrants, and AI or cloud-native companies. Our competitors include companies with significant sales and research and development resources, broad brand awareness, long operating histories or access to large customer bases. Our competitors may deploy technical, marketing and financial resources more easily and effectively. Our competitors may develop or acquire additional products, services or solutions that are similar to ours or that achieve greater or faster acceptance. Our competitors may undertake faster and more far-reaching and successful development efforts or marketing campaigns, may adopt more aggressive or different pricing strategies or may more effectively appeal to customers. As a result, current and potential customers may select the products, services or solutions of our competitors. New industry standards, evolving distribution and sales models, limited barriers to entry, short product life cycles, customer price sensitivity, global economic conditions and the frequent entry of new solutions or competitors may increase downward pressure on pricing and gross margins and adversely affect our renewal, upsell and cross-sell rates as well as our ability to attract new customers.
In addition, we expect to face more competition as AI continues to rapidly evolve and be integrated into the markets in which we compete, changing the software industry and transforming how digital work is performed or automated and how, and the extent to which, our solutions are accessed and used. Our competitors and other third parties may use AI, different data training strategies or proprietary access to data, among others, to develop competing solutions more rapidly or successfully, leading to greater and faster adoption. We face increasing competition from companies offering generative and agentic AI solutions, including but not limited to prompt-based and multi-modal creation and editing, document productivity and understanding, ad distribution and creation, and purpose-built AI agents and AI-enabled workflows, some of which are embedded within or operating across third-party AI platforms or domain-specific solutions. Other companies have in the past, and may in the future prevent, limit or interfere with our ability to use third-party models in our solutions or make, use or sell our own AI solutions. If we are not able to provide solutions that compete effectively, we could experience reduced sales, which could materially and adversely impact our business and financial results. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section titled “Competition” contained in Part I, Item 1 of our Annual Report on Form 10-K.
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
Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. Additionally, obligations under the EU AI Act have gone into effect and will continue to be implemented in phases through 2030, and other jurisdictions have passed or are considering similarly focused legislation. Some of our operations are subject to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements and services to comply with such obligations. Non-compliant companies under the EU AI Act may be subject to administrative fines. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to investigations, proceedings and claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. There can be no guarantee that future AI regulations or standards will not adversely impact us or conflict with our approach to AI development and use, including affecting our ability to make our AI solutions available without costly changes, delaying or halting development of AI solutions, requiring us to change our AI development practices, monetization strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and/or legal liability. Additionally, as we offer more third-party AI models in our solutions, we face risks inherent in how third-party AI models used in our solutions have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. The use and availability of third-party AI models in our solutions could result in scrutiny and legal liability, including intellectual property infringement and privacy claims. Such claims or scrutiny could cause reputational harm and loss of customers, and adversely impact our business and financial results. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.
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
•incurring higher than anticipated costs to effectively integrate an acquired business, to bring an acquired company into compliance with applicable laws and regulations, additional compensation issued or assumed in connection with an acquisition, to divest products, services or solutions acquired in unsuccessful acquisitions, to amortize costs for acquired intangible assets or because of our inability to take advantage of anticipated tax benefits;
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
Additionally, third parties we do business with and our customers have international operations and are also subject to the above risks. Adverse changes in global economic conditions including, but not limited to, recessions or slow economic growth have in the past resulted and may in the future result in our customers’ and business partners’ insolvency, inability to obtain credit to finance or purchase our solutions, or a delay in paying or an inability to pay their obligations to us. Other third parties, such as our service providers, suppliers and distributors, may be unable to deliver or be delayed in delivering critical services, products or technologies that we rely on, and our business and reputation may be harmed. Our customers’ spending rate, ability to pay and demand for our solutions may also be adversely affected by the above risks. If our global sales are reduced, delayed or canceled because of any of the above risks, our revenue may decline.
Further, a disruption in global financial markets could impair our banking partners, on which we rely for operating cash management, capital market transactions and derivative programs. Such disruption could also negatively impact our customers’ ability to pay us due to delays or inability to access their existing cash.
As of February 27, 2026, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
As of February 27, 2026, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with no amounts outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
•adverse economic, market or geopolitical conditions, including armed conflicts and wars; and
•other events, such as significant litigation, regulatory investigations or actions, and negative media or social media coverage.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended February 27, 2026. See Note 10 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
November 29, 2025—December 26, 2025	2.2	$343.45	2.2	$5,613
December 27, 2025—January 23, 2026	2.3	$323.89	2.3	$4,875
January 24, 2026—February 27, 2026	3.6	$271.38	3.6	$3,891
Total	8.1		8.1
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table shows the trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, adopted by our Section 16 officers and directors during the three months ended February 27, 2026.

Name and Position	Adoption Date	Total Number of Shares to be Sold	Expiration Date
Anil Chakravarthy	1/23/2026	Up to 10,047	12/31/2026
President, Customer Experience Orchestration Business

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	4/24/25	3.1	000-15175

10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*					X

10.2	Form of Non-Employee Director Grant Restricted Stock Unit Grant Notice and Award Agreement pursuant to 2019 Equity Incentive Plan, as amended*					X

10.3	2026 Performance Share Program*	8-K	1/27/26	10.1	000-15175

10.4	Form of 2026 Performance Share Award Grant Notice and Award Agreement pursuant to 2026 Performance Share Program*	8-K	1/27/26	10.2	000-15175

10.5	2024 Performance Share Program, as amended and restated*	8-K	1/27/26	10.3	000-15175

10.6	2025 Performance Share Program, as amended and restated*	8-K	1/27/26	10.4	000-15175

10.7	2026 Executive Annual Incentive Plan*	8-K	1/27/26	10.5	000-15175

10.8	Adobe Inc. Executive Officer Cash Severance Policy*	8-K	1/27/26	10.6	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology, Security and Operations
(Principal Financial Officer)

Date: March 25, 2026