Form 10-Q
period 2026-05-29
ADOBE INC.
filed 2026-06-15
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 11, 2026, 397.5 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	May 29, 2026	November 28, 2025
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,919	$5,431
Short-term investments	707	1,164
Trade receivables, net of allowances for doubtful accounts of $14 and $13, respectively	1,993	2,344
Prepaid expenses and other current assets	1,449	1,224
Total current assets	9,068	10,163
Property and equipment, net	1,870	1,873
Operating lease right-of-use assets, net	299	312
Goodwill	14,041	12,857
Other intangibles, net	1,012	495
Deferred income taxes	1,998	2,186
Other assets	1,645	1,610
Total assets	$29,933	$29,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$499	$417
Accrued expenses and other current liabilities	2,455	2,648
Debt	1,843	—
Deferred revenue	7,152	6,905
Income taxes payable	38	153
Operating lease liabilities	91	77
Total current liabilities	12,078	10,200
Long-term liabilities:
Debt	4,802	6,210
Deferred revenue	98	125
Income taxes payable	536	469
Operating lease liabilities	329	361
Other liabilities	572	508
Total liabilities	18,415	17,873
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 399 and 413 shares outstanding, respectively	—	—
Additional paid-in capital	16,416	15,361
Retained earnings	48,767	45,354
Accumulated other comprehensive income (loss)	(247)	(245)
Treasury stock, at cost (202 and 188 shares, respectively)	(53,418)	(48,847)
Total stockholders’ equity	11,518	11,623
Total liabilities and stockholders’ equity	$29,933	$29,496
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Revenue:
Subscription	$6,416	$5,641	$12,614	$11,124
Product	89	88	179	183
Services and other	113	144	223	280
Total revenue	6,618	5,873	13,016	11,587
Cost of revenue:
Subscription	586	505	1,126	995
Product	5	6	11	12
Services and other	124	127	242	253
Total cost of revenue	715	638	1,379	1,260
Gross profit	5,903	5,235	11,637	10,327
Operating expenses:
Research and development	1,198	1,082	2,308	2,108
Sales and marketing	1,884	1,626	3,592	3,121
General and administrative	546	377	1,009	744
Amortization of intangibles	37	41	72	82
Total operating expenses	3,665	3,126	6,981	6,055
Operating income	2,238	2,109	4,656	4,272
Non-operating income (expense):
Interest expense	(65)	(68)	(128)	(130)
Investment gains (losses), net	18	2	23	8
Other income (expense), net	47	58	109	133
Total non-operating income (expense), net	—	(8)	4	11
Income before income taxes	2,238	2,101	4,660	4,283
Provision for income taxes	526	410	1,059	781
Net income	$1,712	$1,691	$3,601	$3,502
Basic net income per share	$4.26	$3.95	$8.86	$8.10
Shares used to compute basic net income per share	402	428	406	432
Diluted net income per share	$4.25	$3.94	$8.86	$8.08
Shares used to compute diluted net income per share	402	429	407	433

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,712	$1,691	$3,601	$3,502
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	—	—	1
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	54	(281)	(42)	(187)
Reclassification adjustment for realized gains / losses on derivative instruments	23	(2)	46	(22)
Net increase (decrease) from derivatives designated as hedging instruments	77	(283)	4	(209)
Foreign currency translation adjustments	(29)	108	(6)	76
Other comprehensive income (loss), net of taxes	48	(175)	(2)	(132)
Total comprehensive income, net of taxes	$1,760	$1,516	$3,599	$3,370

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended May 29, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at February 27, 2026	601	$—	$15,870	$47,170	$(295)	(195)	$(51,312)	$11,433
Net income	—	—	—	1,712	—	—	—	1,712
Other comprehensive income (loss), net of taxes	—	—	—	—	48	—	—	48
Re-issuance of treasury stock under stock compensation plans	—	—	—	(115)	—	1	24	(91)
Repurchases of common stock	—	—	—	—	—	(8)	(2,130)	(2,130)
Replacement awards related to acquisition	—	—	12	—	—	—	—	12
Stock-based compensation	—	—	534	—	—	—	—	534
Balances at May 29, 2026	601	$—	$16,416	$48,767	$(247)	(202)	$(53,418)	$11,518

	Three Months Ended May 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at February 28, 2025	601	$—	$13,894	$40,186	$(158)	(166)	$(40,827)	$13,095
Net income	—	—	—	1,691	—	—	—	1,691
Other comprehensive income (loss), net of taxes	—	—	—	—	(175)	—	—	(175)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(133)	—	1	21	(112)
Repurchases of common stock	—	—	—	—	—	(9)	(3,531)	(3,531)
Stock-based compensation	—	—	481	—	—	—	—	481
Value of shares in deferred compensation plan	—	—	—	—	—	—	(1)	(1)
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Six Months Ended May 29, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 28, 2025	601	$—	$15,361	$45,354	$(245)	(188)	$(48,847)	$11,623
Net income	—	—	—	3,601	—	—	—	3,601
Other comprehensive income (loss), net of taxes	—	—	—	—	(2)	—	—	(2)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(188)	—	2	58	(130)
Repurchases of common stock	—	—	—	—	—	(16)	(4,630)	(4,630)
Replacement awards related to acquisition	—	—	12	—	—	—	—	12
Stock-based compensation	—	—	1,043	—	—	—	—	1,043
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at May 29, 2026	601	$—	$16,416	$48,767	$(247)	(202)	$(53,418)	$11,518

	Six Months Ended May 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	3,502	—	—	—	3,502
Other comprehensive income (loss), net of taxes	—	—	—	—	(132)	—	—	(132)
Re-issuance of treasury stock under stock compensation plans	—	—	—	(228)	—	2	53	(175)
Repurchases of common stock	—	—	—	—	—	(16)	(6,808)	(6,808)
Stock-based compensation	—	—	956	—	—	—	—	956
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	May 29, 2026	May 30, 2025
Cash flows from operating activities:
Net income	$3,601	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	367	426
Stock-based compensation	1,043	956
Deferred income taxes	111	(288)
Impairment of goodwill	70	—
Other non-cash items	76	35
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	368	334
Prepaid expenses and other assets	(377)	(221)
Trade payables	15	7
Accrued expenses and other liabilities	(215)	(92)
Income taxes payable	(53)	(61)
Deferred revenue	117	75
Net cash provided by operating activities	5,123	4,673
Cash flows from investing activities:
Purchases of short-term investments	(796)	(742)
Maturities of short-term investments	1,265	242
Proceeds from sales of short-term investments	5	3
Acquisitions, net of cash acquired	(1,560)	—
Purchases of property and equipment	(95)	(73)
Purchases of long-term investments, intangibles and other assets	(62)	(195)
Other investing activities, net	3	3
Net cash used for investing activities	(1,240)	(762)
Cash flows from financing activities:
Repurchases of common stock	(4,589)	(6,750)
Proceeds from re-issuance of treasury stock	84	96
Taxes paid related to net share settlement of equity awards	(214)	(271)
Proceeds from issuance of debt	493	1,997
Repayment of debt	—	(1,500)
Other financing activities, net	(173)	(201)
Net cash used for financing activities	(4,399)	(6,629)
Effect of foreign currency exchange rates on cash and cash equivalents	4	36
Net change in cash and cash equivalents	(512)	(2,682)
Cash and cash equivalents at beginning of period	5,431	7,613
Cash and cash equivalents at end of period	$4,919	$4,931
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,089	$1,182
Cash paid for interest	$122	$115

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
Disaggregation of Revenue
Revenue by geographic area for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

	Three Months		Six Months
(in millions)	2026	2025	2026	2025
Americas	$3,872	$3,500	$7,627	$6,905
EMEA	1,809	1,541	3,548	3,043
APAC	937	832	1,841	1,639
Total	$6,618	$5,873	$13,016	$11,587
Subscription revenue for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

	Three Months		Six Months
(in millions)	2026	2025	2026	2025
Creative & Marketing Professionals customer group	$4,537	$4,019	$8,926	$7,941
Business Professionals & Consumers customer group	1,853	1,595	3,635	3,129
Total customer group subscription revenue	$6,390	$5,614	$12,561	$11,070
Other subscription revenue	26	27	53	54
Total subscription revenue	$6,416	$5,641	$12,614	$11,124
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced, and are mainly related to subscription revenue that has been delivered prior to invoicing. As of May 29, 2026, the balance of trade receivables, net of allowance for doubtful accounts, was $1.99 billion, inclusive of unbilled receivables of $89 million. As of November 28, 2025, the balance of trade receivables, net of allowance for doubtful accounts, was $2.34 billion, inclusive of unbilled receivables of $74 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, credit-worthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $14 million and $13 million as of May 29, 2026 and November 28, 2025, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the six months ended May 29, 2026. Contract assets were $178 million and $241 million as of May 29, 2026 and November 28, 2025, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of May 29, 2026, the balance of deferred revenue was $7.25 billion, which includes $99 million of refundable customer deposits. Arrangements with some of

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
our enterprise customers with non-cancellable and non-refundable committed funds provide options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 4% of the total deferred revenue.
As of November 28, 2025, the balance of deferred revenue was $7.03 billion. During the three and six months ended May 29, 2026, approximately $2.09 billion and $5.30 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 28, 2025.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 29, 2026, remaining performance obligations were approximately $22.27 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 3% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $782 million and $721 million as of May 29, 2026 and November 28, 2025, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $122 million and $137 million as of May 29, 2026 and November 28, 2025, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
Semrush
On April 28, 2026, we completed the acquisition of Semrush Holdings, Inc. (“Semrush”), a publicly held brand visibility platform company, for $1.87 billion, primarily in cash consideration. The acquisition enhances our ability to serve marketers at every scale, with solutions for search engine optimization, generative engine optimization and agentic search optimization. Following the closing, we began integrating Semrush into our operations and have included the financial results of Semrush in our condensed consolidated financial statements beginning on the acquisition date.
Purchase Price Allocation
The table below represents the preliminary purchase price allocation to the acquired net tangible and intangible assets of Semrush based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date.

(dollars in millions)	Amount	Weighted Average Useful Life (years)
Purchased technology	$415	7
Customer contracts and relationships	107	11
Trademarks	60	7
Total identifiable intangible assets	582
Cash and cash equivalents	262	N/A
Other net liabilities assumed(1)	(221)	N/A
Goodwill(2)	1,251	N/A
Total purchase price	$1,874
_________________________________________
(1)Primarily comprised of deferred revenue and deferred tax liabilities.
(2)Non-deductible for income tax purposes.
The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The resulting goodwill is primarily attributable to the assembled workforce and expected synergies from combining Semrush’s platform with Adobe’s existing offerings.
Financial results and pro forma financial information have not been presented for the Semrush acquisition as the impact to our condensed consolidated financial statements was not material.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of May 29, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$766	$—	$—	$766
Cash equivalents:
Corporate debt securities	806	—	—	806
Money market funds	3,252	—	—	3,252
Time deposits	95	—	—	95
Total cash equivalents	4,153	—	—	4,153
Total cash and cash equivalents	4,919	—	—	4,919
Short-term fixed income securities:
Corporate debt securities	606	—	—	606
U.S. Treasury securities	101	—	—	101
Total short-term investments(1)	707	—	—	707
Total cash, cash equivalents and short-term investments	$5,626	$—	$—	$5,626
_________________________________________
(1)As of May 29, 2026, all short-term fixed income debt securities classified as short-term investments had stated effective maturities within one year.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended May 29, 2026 and May 30, 2025, we did not recognize an allowance for credit-related losses on any of our investments.
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at May 29, 2026 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$806	$—	$806	$—
Money market funds	3,252	3,252	—	—
Time deposits	95	95	—	—
Short-term investments:
Corporate debt securities	606	—	606	—
U.S. Treasury securities	101	—	101	—
Prepaid expenses and other current assets:
Foreign currency derivatives	69	—	69	—
Other assets:
Deferred compensation plan assets	385	385	—	—
Foreign currency derivatives	11	—	11	—
Interest rate swap derivatives	35	—	35	—
Total assets	$5,360	$3,732	$1,628	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$89	$—	$89	$—
Interest rate swap derivatives	10	—	10	—
Other liabilities:
Foreign currency derivatives	9	—	9	—
Interest rate swap derivatives	2	—	2	—
Total liabilities	$110	$—	$110	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.08 billion as of May 29, 2026, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of May 29, 2026 and November 28, 2025, gross notional amounts of outstanding cash flow hedges were $6.16 billion and $5.97 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Canadian Dollars and Indian Rupees.
As of May 29, 2026, we had net derivative losses on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $26 million of net losses are expected to be recognized into revenue within the next 12 months.
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
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of May 29, 2026, gross notional amounts of outstanding contracts were $545 million, primarily hedging exposures denominated in Japanese Yen, Euros, Indian Rupees and Australian Dollars. As of November 28, 2025, gross notional amounts of outstanding contracts were $563 million, primarily hedging exposures denominated in Euros, Indian Rupees, Australian Dollars and British Pounds.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of May 29, 2026 and November 28, 2025 were as follows:

(in millions)	2026		2025
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$79	$96	$82	$99
Interest rate swaps	35	12	94	8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	2	2	1
Total derivatives	$115	$110	$178	$108
Unrealized gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended May 29, 2026 were primarily associated with our foreign exchange contracts, for which we recognized $54 million net gains and $42 million of net losses, respectively. Unrealized gains and losses on derivative instruments, net of tax, for the three and six months ended May 30, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $281 million and $187 million of net losses, respectively.
For the three and six months ended May 29, 2026 and May 30, 2025, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of May 29, 2026 and November 28, 2025 was $14.04 billion and $12.86 billion, respectively. The increase was due to our acquisition of Semrush in the second quarter of fiscal 2026, partially offset by a goodwill impairment charge of $70 million associated with our Publishing & Advertising reporting unit, which was recorded in general and administrative expenses.
Other intangible assets subject to amortization as of May 29, 2026 and November 28, 2025 were as follows:

(in millions)	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,117	$(711)	$406	$1,208	$(857)	$351
Purchased technology	490	(60)	430	881	(853)	28
Trademarks	402	(291)	111	372	(301)	71
Other	81	(16)	65	60	(15)	45
Other intangibles, net	$2,090	$(1,078)	$1,012	$2,521	$(2,026)	$495
During the six months ended May 29, 2026, other intangibles, net, increased primarily due to identifiable intangible assets acquired through Semrush, partially offset by amortization expense. Amortization expense related to other intangibles was $50 million and $91 million for the three and six months ended May 29, 2026, respectively. Comparatively, amortization expense related to other intangibles was $83 million and $167 million for the three and six months ended May 30, 2025, respectively. Of these amounts, $12 million and $17 million were included in cost of revenue for the three and six months ended May 29, 2026, respectively, and $42 million and $85 million were included in cost of revenue for the three and six months ended May 30, 2025, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of May 29, 2026, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2026	$131
2027	208
2028	151
2029	146
2030	143
Thereafter	233
Total expected amortization expense	$1,012
NOTE 8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of May 29, 2026 and November 28, 2025 consisted of the following:

(in millions)	2026	2025
Accrued compensation costs	$1,223	$1,345
Accrued corporate marketing	222	197
Sales and use taxes payable	147	150
Refund liabilities	122	137
Fair value of derivative liabilities	99	102
Excise taxes payable	41	105
Derivative collateral liabilities	33	101
Other	568	511
Accrued expenses and other current liabilities	$2,455	$2,648
Other primarily includes general business accruals, accrued hosting fees and interest payable.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the six months ended May 29, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.9	$436.52
Awarded	7.0	$293.34
Released	(2.0)	$421.11
Forfeited	(0.5)	$406.22
Increase due to acquisition	0.4	$215.23
Ending outstanding balance	12.8	$355.44	$3,312

Expected to vest	11.7	$356.94	$3,019
The total fair value of restricted stock units vested during the six months ended May 29, 2026 was $541 million.

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
As of May 29, 2026, performance shares awarded under our 2026, 2025 and 2024 Performance Share Programs remained outstanding and unvested.
Performance share activity for the six months ended May 29, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.6	$501.16
Awarded	0.3	$339.26
Released	(0.2)	$472.18
Forfeited	(0.1)	$477.37
Ending outstanding balance	0.6	$430.11	$155

Expected to vest	0.5	$434.55	$140
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the six months ended May 29, 2026 resulted from overall payout at 83% of target for the 2023 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2026.
The total fair value of performance shares vested during the six months ended May 29, 2026 was $62 million.
Employee Stock Purchase Plan Shares
Employees purchased 0.3 million shares at an average price of $297.49 and 0.3 million shares at an average price of $305.04 for the six months ended May 29, 2026 and May 30, 2025, respectively. The intrinsic value of shares purchased during the six months ended May 29, 2026 and May 30, 2025 was $15 million and $44 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of May 29, 2026, there was $4.21 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.55 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

	Three Months		Six Months
(in millions)	2026	2025	2026	2025
Cost of revenue	$35	$31	$66	$61
Research and development	277	247	548	494
Sales and marketing	150	141	292	278
General and administrative	74	62	139	123
Total	$536	$481	$1,045	$956

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 28, 2025	Increase / Decrease	Reclassification Adjustments		May 29, 2026
Net unrealized gains / losses on derivative instruments designated as hedging instruments	$(45)	$(42)	$46	(1)	$(41)
Cumulative foreign currency translation adjustments	(200)	(6)	—		(206)
Total accumulated other comprehensive income (loss), net of taxes	$(245)	$(48)	$46		$(247)
_________________________________________
(1)    Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and six months ended May 29, 2026 and May 30, 2025 were immaterial.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030. As of May 29, 2026, a total of $26.78 billion remained under our stock repurchase authorities.
Share repurchase activity for the six months ended May 29, 2026 and May 30, 2025 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Six months ended May 29, 2026
Open market repurchases	16.6	$4,588
Six months ended May 30, 2025
Accelerated share repurchase agreements	14.5	$6,250
Open market repurchases	1.1	500
Total	15.6	$6,750
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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 29, 2026 and May 30, 2025:

	Three Months		Six Months
(in millions, except per share data)	2026	2025	2026	2025
Net income	$1,712	$1,691	$3,601	$3,502

Shares used to compute basic net income per share	402.4	428.2	406.3	432.2
Dilutive potential common shares from stock plans and programs	0.1	0.7	0.3	1.0
Shares used to compute diluted net income per share	402.5	428.9	406.6	433.2

Basic net income per share	$4.26	$3.95	$8.86	$8.10
Diluted net income per share	$4.25	$3.94	$8.86	$8.08

Anti-dilutive potential common shares	12.1	6.4	9.2	4.5
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of May 29, 2026, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
Since June 2022, we had been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand seeking information regarding our disclosure and subscription cancellation practices relative to the Restore Online Shoppers’ Confidence Act (“ROSCA”). In November 2023, the FTC staff asserted that they had the authority to enter into consent negotiations to determine if a settlement regarding their investigation of these issues could be reached. On March 20, 2024, we were informed that the FTC had voted to authorize a filing of the case. The FTC then referred the case to the Department of Justice (the “DOJ”), and on June 17, 2024, the DOJ filed a civil complaint in the United States District Court for the Northern District of California (the “Court”), naming Adobe and certain of our employees as defendants. The complaint alleges that Adobe failed to clearly and conspicuously disclose material terms, failed to obtain express informed consent and failed to provide a simple cancellation mechanism regarding our disclosure and subscription cancellation practices in violation of ROSCA and the FTC Act. The DOJ sought injunctive relief, civil penalties, equitable monetary relief and other relief. On October 7, 2024, we filed a motion to dismiss the DOJ’s civil complaint, and that motion was fully briefed as of December 23, 2024. On May 2, 2025, the Court denied our motion to dismiss the complaint, and discovery then ensued. On March 12, 2026, we reached an agreement to settle the action, and on March 13, 2026, we filed a stipulation of dismissal with the Court.
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
On November 16, 2023, a shareholder derivative action captioned Shah v. Narayen et al, Case No. 1:23-cv-01315, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of Adobe. On January 3, 2024, a second shareholder derivative action captioned Gervat v. Narayen et al, Case No. 1:24-cv-00006, was filed in the U.S. District Court for the District of Delaware (the “Gervat Action”), purportedly on behalf of Adobe. On January 24, 2024, the court consolidated the Shah and Gervat Actions (together, the “Consolidated Derivative Action”). On January 18, 2024, a shareholder derivative action captioned Sbriglio v. Narayen et al., Case No. 24-cv-429458, was filed in California Superior Court (the “Sbriglio Action”), purportedly on behalf of Adobe. On January 29, 2024, a shareholder derivative action captioned Roy v. Narayen et al., Case No. 1:24-cv-00633, was filed in the U.S. District Court for the Southern District of New York, (the “Roy Action”), purportedly on behalf of Adobe. On May 28, 2025, a shareholder derivative action captioned Daniel v. Narayen et al., Case No. 25-cv-46762 was filed in California Superior Court (the “Daniel Action,” and together with the Consolidated Derivative Action, the Roy Action, and the Sbriglio Action, the “Derivative Actions”), purportedly on behalf of Adobe. On July 11, 2025, the Sbriglio and Daniel Actions were consolidated, and plaintiffs filed an amended complaint on March 16, 2026. The Derivative Actions are based largely on the same alleged facts and circumstances as the Securities Action, and name certain of our current and former officers and members of our Board of Directors as defendants and Adobe as a nominal defendant. The

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Derivative Actions together allege claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and violations of Section 10(b) (and Rule 10b-5 promulgated thereunder), Section 20(a), and/or Section 21D of the Securities Exchange Act of 1934, as amended, and seek recovery of unspecified damages, restitution, and attorney’s fees and costs, as well as disgorgement of profits and certain payments and benefits, in the case of the Gervat and Daniel Actions, and improvements to Adobe’s corporate governance and internal procedures, in the case of the Shah and Daniel Actions, on behalf of Adobe. The Derivative Actions are presently stayed.
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
NOTE 14.  DEBT
Senior Notes
The carrying value of our senior notes as of May 29, 2026 and November 28, 2025 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2026	2025
2.15% 2027 Notes	February 2020	February 2027	2.26%	$850	$850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	800
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	700
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	500
Total senior notes outstanding, at par				$6,150	$6,150
Less: Current portion of senior notes, at par				(1,350)	—
Fair value of interest rate swaps				23	86
Unamortized discount and debt issuance costs				(21)	(26)
Carrying value of long-term senior notes				$4,802	$6,210

Current portion of senior notes, at par				$1,350	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current senior notes				$1,349	$—

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of May 29, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.
Commercial Paper Program
In September 2023, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes.
As of May 29, 2026, we had $500 million of commercial paper outstanding, with a carrying value of $494 million and a weighted average interest rate of 3.76%. As of November 28, 2025, there were no outstanding borrowings under the commercial paper program.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 15.  SEGMENT INFORMATION
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
Information about our single reportable segment revenue, net income and significant segment expenses for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

	Three Months Ended		Six Months Ended
(dollars in millions)	2026	2025	2026	2025
Revenue	$6,618	$5,873	$13,016	$11,587
Less:
Cost of revenue(1)	669	565	1,299	1,115
Research and development expenses(1)	911	834	1,745	1,616
Sales and marketing expenses(1)	1,729	1,485	3,295	2,845
General and administrative expenses(1)	364	315	697	622
Stock-based and deferred compensation expense	556	482	1,070	951
Impairment of goodwill	70	—	70	—
Amortization of purchased intangibles	46	83	85	166
Loss contingency	30	—	92	—
Acquisition-related expenses	5	—	7	—
Non-operating (income) expense, net(2)	—	8	(4)	(11)
Income before income taxes	2,238	2,101	4,660	4,283
Provision for income taxes	526	410	1,059	781
Net income	$1,712	$1,691	$3,601	$3,502
_________________________________________
(1)Excludes stock-based and deferred compensation expenses, impairment of goodwill, amortization of purchased intangibles, and certain loss contingencies and acquisition-related expenses, which are presented separately within this table.
(2)Includes interest income of $56 million for both the three months ended May 29, 2026 and the three months ended May 30, 2025, and $119 million and $136 million for the six months ended May 29, 2026 and May 30, 2025, respectively.
Further components of the Company’s measures of segment profitability and segment assets are included throughout the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth, market opportunities, including artificial intelligence (“AI”) opportunities, customer needs, business and finance strategies, macroeconomic conditions, fluctuations in foreign currency exchange rates, strategic investments, industry positioning, customer acquisition and retention, the amount of annualized recurring revenue and revenue growth. In addition, when used in this report, the words “will,” “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “continues” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Each of the forward-looking statements we make in this report involves risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report. The risks described herein and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2025, should be carefully reviewed. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document, except as required by law.
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
OPERATIONS OVERVIEW
In our second quarter of fiscal 2026, we experienced strong demand across our portfolio of subscription-based solutions, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue.
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

Creative & Marketing Professionals
Our solutions targeted toward the Creative & Marketing Professionals customer group consist of our customer experience orchestration offerings as well as Creative Cloud flagship apps such as Photoshop, Lightroom, Illustrator and Premiere. Creators, creative professionals and marketing professionals require agile and comprehensive solutions to create high volumes of compelling content, infused with commercially safe AI capabilities. For creators and creative professionals, we offer an end-to-end, ideation-to-creation platform powered by our commercially safe Adobe Firefly models and an expansive partner model ecosystem, offering customers choice and flexibility. For marketing professionals, we unify creative production and marketing execution with content supply chain solutions that deliver end-to-end customer experience orchestration solutions, automate workflows and personalize experiences and engagement at scale across channels. Our customer experience orchestration solutions deliver actionable data, with products such as Adobe Analytics and Adobe Real-Time Customer Data Platform; optimize personalized content delivery, with products such as Adobe Experience Manager, Adobe Commerce and Adobe GenStudio for Performance Marketing; and manage customer journeys, with products such as Adobe Marketo Engage and Adobe Campaign. Adobe Experience Platform is a customer data platform that serves as a foundation in enterprises for digital customer engagement by unifying our comprehensive set of AI-powered apps and agents to build, deliver, and optimize marketing campaigns and customer experiences. Adobe’s integrated solutions, such as GenStudio and Firefly Services, bridge the gap between content creation and marketing execution, enabling seamless collaboration and efficiency across the entire content lifecycle spanning content ideation, creation, production and activation. In addition, our acquisition of Semrush in April 2026 enhances our Adobe Experience Manager offerings with search engine optimization and generative engine optimization solutions.
Creative & Marketing Professionals customer group subscription revenue was $4.54 billion in the second quarter of fiscal 2026, up from $4.02 billion in the second quarter of fiscal 2025, representing 13% year-over-year growth.
Business Professionals & Consumers
Our solutions targeted toward the Business Professionals & Consumers customer group consist of Adobe Acrobat offerings and Adobe Express. Business professionals and consumers desire web and mobile apps with easy-to-use AI capabilities that enable them to create, collaborate and derive insights across multiple media types and channels. Our Adobe Acrobat offerings fuel document productivity, enabling users to create, collaborate, review, approve, sign and track documents at home, in the office and across devices. Acrobat AI Assistant provides users with conversational experiences to quickly and accurately derive insights within individual documents, or across documents in PDF Spaces. Adobe Express is our web and mobile app designed to enable a broad spectrum of users, including novice content creators and communicators, to create, edit and customize content quickly and easily with content-first, task-based solutions. Acrobat Studio is an all-in-one platform for productivity and creation that unites Adobe Acrobat, Adobe Express and AI agents to enable users to quickly, easily and intuitively work.
Business Professionals & Consumers customer group subscription revenue was $1.85 billion in the second quarter of fiscal 2026, up from $1.60 billion in the second quarter of fiscal 2025, representing 16% year-over-year growth.
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
Total Adobe ARR grew to $27.10 billion at the end of the second quarter of fiscal 2026, representing 12.5% year-over-year growth, including approximately $480 million from the Semrush acquisition and further driven by strength in Creative Cloud Pro, Acrobat, and Adobe Experience Platform and related apps. Our success in driving growth in ARR has positively affected our revenue growth. Total customer group subscription revenue grew to $6.39 billion in the second quarter of fiscal 2026, up from $5.61 billion in the second quarter of fiscal 2025, representing 14% year-over-year growth.
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
Business Combinations
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies, and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to:
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
There have been no other changes in our critical accounting policies and estimates during the six months ended May 29, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2025.

Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Adobe ARR of $27.10 billion as of May 29, 2026 increased by 12.5% from $24.08 billion as of May 30, 2025 revalued using currency rates determined at the beginning of fiscal 2026.
•Total revenue of $6.62 billion during the three months ended May 29, 2026 increased by $745 million, or 13%, compared to the year-ago period.
•Total subscription revenue of $6.42 billion during the three months ended May 29, 2026 increased by $775 million, or 14%, compared to the year-ago period.
•Cost of revenue of $715 million during the three months ended May 29, 2026 increased by $77 million, or 12%, compared to the year-ago period.
•Operating expenses of $3.67 billion during the three months ended May 29, 2026 increased by $539 million, or 17%, compared to the year-ago period.
•Net income of $1.71 billion during the three months ended May 29, 2026 remained relatively flat compared to the year-ago period.
•Cash flows from operations of $5.12 billion during the six months ended May 29, 2026 increased by $450 million, or 10%, compared to the year-ago period.
•Remaining performance obligations of $22.27 billion as of May 29, 2026 increased by 13% from $19.69 billion as of May 30, 2025.
Revenue for the Three and Six Months Ended May 29, 2026 and May 30, 2025

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Subscription	$6,416	$5,641	14%	$12,614	$11,124	13%
Percentage of total revenue	97%	96%		97%	96%
Product	89	88	1%	179	183	(2)%
Percentage of total revenue	1%	2%		1%	2%
Services and other	113	144	(22)%	223	280	(20)%
Percentage of total revenue	2%	2%		2%	2%
Total revenue	$6,618	$5,873	13%	$13,016	$11,587	12%
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

Subscription revenue by customer group for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Creative & Marketing Professionals	$4,537	$4,019	13%	$8,926	$7,941	12%
Business Professionals & Consumers	1,853	1,595	16%	3,635	3,129	16%
Total customer group subscription revenue	$6,390	$5,614	14%	$12,561	$11,070	13%
Increases in subscription revenue for the Creative & Marketing Professionals customer group were driven by strength in Creative Cloud Pro and other flagship apps, Adobe Experience Platform and related apps, and Adobe Experience Manager. Increases in subscription revenue for the Business Professionals & Consumers customer group were driven by strength in Acrobat.
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
Geographical Information
Revenue by geographic area for the three and six months ended May 29, 2026 and May 30, 2025 were as follows:

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Americas	$3,872	$3,500	11%	$7,627	$6,905	10%
Percentage of total revenue	59%	60%		59%	60%
EMEA	1,809	1,541	17%	3,548	3,043	17%
Percentage of total revenue	27%	26%		27%	26%
APAC	937	832	13%	1,841	1,639	12%
Percentage of total revenue	14%	14%		14%	14%
Total revenue	$6,618	$5,873	13%	$13,016	$11,587	12%
Overall revenue during the three and six months ended May 29, 2026 increased in all geographic regions as compared to the three and six months ended May 30, 2025. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the customer group subscription revenue information above.
Included in the overall change in revenue were impacts associated with foreign currency which were mitigated in part by our foreign currency hedging program. During the three and six months ended May 29, 2026 as compared to the three and six months ended May 30, 2025, the U.S. Dollar primarily weakened against EMEA currencies, which resulted in a net increase in revenue in U.S. Dollar equivalents of approximately $116 million and $240 million in the respective periods. The foreign currency impacts to revenue were partially offset by net hedging losses from our cash flow hedging program of $22 million and $71 million, respectively, as compared to the year-ago periods.

Cost of Revenue for the Three and Six Months Ended May 29, 2026 and May 30, 2025

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Subscription	$586	$505	16%	$1,126	$995	13%
Percentage of total revenue	9%	9%		9%	9%
Product	5	6	(17)%	11	12	(8)%
Percentage of total revenue	*	*		*	*
Services and other	124	127	(2)%	242	253	(4)%
Percentage of total revenue	2%	2%		2%	2%
Total cost of revenue	$715	$638	12%	$1,379	$1,260	9%
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
Cost of subscription revenue increased during the three and six months ended May 29, 2026 as compared to the three and six months ended May 30, 2025 primarily due to the following:

	Components of % Change 2026-2025 QTD	Components of % Change 2026-2025 YTD
Hosting services and data center costs	16%	15%
Compensation costs	5	4
Royalty costs	1	1
Amortization of intangibles	(6)	(7)
Total change	16%	13%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.

Operating Expenses for the Three and Six Months Ended May 29, 2026 and May 30, 2025

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Research and development	$1,198	$1,082	11%	$2,308	$2,108	9%
Percentage of total revenue	18%	18%		18%	18%
Sales and marketing	1,884	1,626	16%	3,592	3,121	15%
Percentage of total revenue	28%	28%		28%	27%
General and administrative	546	377	45%	1,009	744	36%
Percentage of total revenue	8%	6%		8%	6%
Amortization of intangibles	37	41	(10)%	72	82	(12)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$3,665	$3,126	17%	$6,981	$6,055	15%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs including AI training costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and six months ended May 29, 2026 as compared to the three and six months ended May 30, 2025 primarily due to increases in compensation costs.
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
Sales and marketing expenses increased during the three and six months ended May 29, 2026 as compared to the three and six months ended May 30, 2025 primarily due to increases in advertising expenses and, to a lesser extent, compensation costs.
General and Administrative
General and administrative expenses consist primarily of compensation and contracted costs, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, expenses associated with computer equipment and software used in the administration of the business, impairment of goodwill, charitable contributions, provision for bad debts and various forms of insurance.

General and administrative expenses increased during the three and six months ended May 29, 2026 as compared to the three and six months ended May 30, 2025 due to the following:

	Components of % Change 2026-2025 QTD	Components of % Change 2026-2025 YTD
Impairment of goodwill	19%	10%
Loss contingency	8	12
Compensation costs	9	7
Software licenses	6	5
Various individually insignificant items	3	2
Total change	45%	36%
During the six months ended May 29, 2026, we recorded a goodwill impairment charge related to our Publishing & Advertising reporting unit. During the six months ended May 29, 2026, we also incurred loss contingencies associated with a legal settlement and other legal matters. See Note 13 for further details regarding the legal settlement.
Non-Operating Income (Expense), Net for the Three and Six Months Ended May 29, 2026 and May 30, 2025

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Interest expense	$(65)	$(68)	(4)%	$(128)	$(130)	(2)%
Investment gains (losses), net	18	2	**	23	8	**
Other income (expense), net	47	58	(19)%	109	133	(18)%
Total non-operating income (expense), net	$—	$(8)	**	$4	$11	**
 _________________________________________
(**)    Percentage is not meaningful.
Interest Expense
Interest expense represents interest associated with our debt instruments. Interest on our senior notes is payable semi-annually, in arrears. Floating interest payments on our interest rate swaps are paid quarterly. The fixed-rate interest receivable on the swaps is received semi-annually concurrent with the senior notes interest payments. See Notes 6 and 14 for further details regarding our interest rate swaps and debt, respectively.
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
Other income (expense), net decreased during the three months ended May 29, 2026 as compared to the three months ended May 30, 2025 primarily due to higher foreign exchange losses. Other income (expense), net decreased during the six months ended May 29, 2026 as compared to the six months ended May 30, 2025 primarily due to decreases in interest income driven by lower average overall cash balances and interest rates, as well as higher foreign exchange losses.

Provision for Income Taxes for the Three and Six Months Ended May 29, 2026 and May 30, 2025

(dollars in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Provision for income taxes	$526	$410	28%	$1,059	$781	36%
Effective tax rate	24%	20%		23%	18%
Our effective tax rate increased by approximately four percentage points for the three months ended May 29, 2026, as compared to the three months ended May 30, 2025, primarily due to a decrease in the net tax benefit from effects of non-U.S. operations, an increase in state taxes, and a goodwill impairment charge which is not deductible for income tax purposes. Our effective tax rate increased by approximately five percentage points for the six months ended May 29, 2026, as compared to the six months ended May 30, 2025, primarily due to an increase in the anticipated benefit from a foreign tax asset in the prior year, and a decrease in the net tax benefit from effects of non-U.S. operations and increase in the net tax expense related to stock-based compensation in the current year.
Our effective tax rates for the three and six months ended May 29, 2026 were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and a net tax expense related to stock-based compensation, partially offset by net tax benefits from the effects of non-U.S. operations and the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $862 million as of May 29, 2026, primarily related to certain U.S. state and federal credits and capital loss carryforwards.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $736 million and $685 million as of May 29, 2026 and May 30, 2025, respectively. If the total unrecognized tax benefits as of May 29, 2026 and May 30, 2025 were recognized, $563 million and $516 million would decrease the respective effective tax rates.
As of May 29, 2026 and May 30, 2025, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	May 29, 2026	November 28, 2025
Cash and cash equivalents	$4,919	$5,431
Short-term investments	$707	$1,164
Working capital	$(3,010)	$(37)
Stockholders’ equity	$11,518	$11,623
A summary of our cash flows is as follows:

	Six Months Ended
(in millions)	May 29, 2026	May 30, 2025
Net cash provided by operating activities	$5,123	$4,673
Net cash used for investing activities	(1,240)	(762)
Net cash used for financing activities	(4,399)	(6,629)
Effect of foreign currency exchange rates on cash and cash equivalents	4	36
Net change in cash and cash equivalents	$(512)	$(2,682)
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.12 billion for the six months ended May 29, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included decreases in trade receivables driven by strong cash collections and increases in deferred revenue due to the timing of billings during the period. The primary working capital uses of cash included increases in prepaid expenses and other assets and decreases in accrued expenses and other liabilities.
Cash Flows from Investing Activities
Net cash used for investing activities of $1.24 billion for the six months ended May 29, 2026 was primarily due to our acquisition of Semrush in the second quarter of fiscal 2026, as well as purchases of short-term investments, partially offset by proceeds from maturities of short-term investments. See Note 3 for further details regarding this acquisition.

Cash Flows from Financing Activities
Net cash used for financing activities of $4.40 billion for the six months ended May 29, 2026 was primarily due to payments for our common stock repurchases and taxes paid related to the net share settlement of equity awards. These uses of cash were offset in part by proceeds from the issuance of commercial paper. See the section titled “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of May 29, 2026 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments.
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
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of May 29, 2026, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of May 29, 2026, the carrying value of our commercial paper was $494 million, net of the related discount.
Senior Notes
We have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of May 29, 2026, the carrying value of our senior notes was $6.15 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $974 million for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the six months ended May 29, 2026, we reclassified the senior notes due February 1, 2027 and April 4, 2027 as current debt in our condensed consolidated balance sheets. As of May 29, 2026, the carrying value of the current portion of our senior notes was $1.35 billion, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date, subject to market conditions.
Contractual Obligations
Our principal commitments as of May 29, 2026 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the six months ended May 29, 2026.

Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030. As of May 29, 2026, a total of $26.78 billion remained under our stock repurchase authorities.
During the six months ended May 29, 2026, we entered into stock repurchase arrangements with large financial institutions and made payments totaling $4.59 billion to repurchase shares. See Note 11 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended May 29, 2026, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of May 29, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended May 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Maintaining the security of our solutions is a critical issue for us and our customers. We devote significant resources to address security vulnerabilities through various methods, including, but not limited to, engineering more secure products, enhancing security and reliability features in our products and systems, regularly reviewing our service providers’ security controls, and continually assessing and improving, as appropriate, our incident response process. However, it is impossible to accurately predict the extent, frequency or impact cybersecurity issues may have on us, and our security measures do not provide full effective protection from all such events. The emergence of cyber-focused large language models may continue to accelerate the exploitation of vulnerabilities, and increase the frequency, speed and severity of threats. There can be no assurance that we have the capability to detect all vulnerabilities or new attack methods and our internal security controls may not keep pace with quickly evolving threats. The costs to prevent, eliminate, mitigate or remediate cybersecurity or other security problems and vulnerabilities are significant and may reduce our margins. Breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data have in the past, and could in the future, expose us, our employees, our customers or other individuals affected to a risk of loss or misuse of this information. Further, our efforts to address these problems, including notifying affected third parties when appropriate, have in the past been, and may in the future be, unsuccessful or delayed, which could result in business interruptions, cessation of service, loss of existing or potential customers and reputational harm. Actual or perceived security vulnerabilities or incidents have resulted in, and may result in additional, claims or litigation and liability or fines, costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which have in the past and may in the future harm our business and damage our brand and reputation. Our customers may also adopt security measures to protect their computer systems and their instances of our software from attack and may suffer a cybersecurity breach on their own systems, unrelated to our systems. Even if such breach is unrelated to our security systems, solutions or programs, such breach could cause us reputational harm and require us to incur significant economic and operational consequences to adequately assess and respond to their breach, and to implement additional safeguards designed to protect against future breaches.
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
As of May 29, 2026, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
We have not prevailed, and may not in the future prevail, in every lawsuit or dispute. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 1, Note 13 of our notes to condensed consolidated financial statements of this report.
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
We test goodwill for impairment at least annually. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, including declines in stock price, market capitalization or reduced future cash flow estimates and slower growth rates in our industry. In the second quarter of fiscal 2026, we recorded a goodwill impairment charge related to our Publishing & Advertising reporting unit. We may be required to record additional charges to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations. For additional information regarding our goodwill impairment, see Part I, Item 1, Note 7 of our notes to condensed consolidated financial statements.

Our existing and future debt obligations may adversely affect our financial condition and future financial results.
As of May 29, 2026, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with $500 million outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended May 29, 2026. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
February 28—March 27, 2026	2.9	$260.24	2.9	$3,146
March 28—April 24, 2026	2.5	$241.27	2.5	$27,543
April 25—May 29, 2026	3.1	$245.90	3.1	$26,781
Total	8.5		8.5
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Restated Certificate of Incorporation of Adobe	8-K	4/26/11	3.3	000-15175

3.2	Certificate of Amendment to Restated Certificate of Adobe	8-K	10/9/18	3.1	000-15175

3.3	Amended and Restated Bylaws	8-K	4/24/25	3.1	000-15175

10.1	2019 Equity Incentive Plan, as amended*	8-K	4/21/26	10.1	000-15175

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ DANIEL DURN
Daniel Durn
Chief Financial Officer and
Executive Vice President, Finance,
Technology, Security and Operations
(Principal Financial Officer)

Date: June 15, 2026