Form 10-Q
period 2026-08-28
ADOBE INC.
filed 2026-09-22
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 18, 2026, 389.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

ADOBE INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	August 28, 2026	November 28, 2025
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,359	$5,431
Short-term investments	1,280	1,164
Trade receivables, net of allowances for doubtful accounts of $12 and $13, respectively	2,081	2,344
Prepaid expenses and other current assets	1,438	1,224
Total current assets	9,158	10,163
Property and equipment, net	1,870	1,873
Operating lease right-of-use assets, net	286	312
Goodwill	14,037	12,857
Other intangibles, net	956	495
Deferred income taxes	1,928	2,186
Other assets	1,746	1,610
Total assets	$29,981	$29,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$529	$417
Accrued expenses and other current liabilities	2,516	2,648
Debt	1,597	—
Deferred revenue	7,094	6,905
Income taxes payable	63	153
Operating lease liabilities	89	77
Total current liabilities	11,888	10,200
Long-term liabilities:
Debt	4,766	6,210
Deferred revenue	110	125
Income taxes payable	567	469
Operating lease liabilities	310	361
Other liabilities	576	508
Total liabilities	18,217	17,873
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900 shares authorized; 601 shares issued; 391 and 413 shares outstanding, respectively	—	—
Additional paid-in capital	16,992	15,361
Retained earnings	50,594	45,354
Accumulated other comprehensive income (loss)	(203)	(245)
Treasury stock, at cost (210 and 188 shares, respectively)	(55,619)	(48,847)
Total stockholders’ equity	11,764	11,623
Total liabilities and stockholders’ equity	$29,981	$29,496
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

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2026	August 29, 2025	August 28, 2026	August 29, 2025
Revenue:
Subscription	$6,582	$5,791	$19,196	$16,915
Product	67	68	246	251
Services and other	111	129	334	409
Total revenue	6,760	5,988	19,776	17,575
Cost of revenue:
Subscription	633	510	1,759	1,505
Product	5	5	16	17
Services and other	125	127	367	380
Total cost of revenue	763	642	2,142	1,902
Gross profit	5,997	5,346	17,634	15,673
Operating expenses:
Research and development	1,288	1,088	3,596	3,196
Sales and marketing	1,827	1,639	5,419	4,760
General and administrative	488	408	1,497	1,152
Amortization of intangibles	40	38	112	120
Total operating expenses	3,643	3,173	10,624	9,228
Operating income	2,354	2,173	7,010	6,445
Non-operating income (expense):
Interest expense	(66)	(67)	(194)	(197)
Investment gains (losses), net	21	23	44	31
Other income (expense), net	48	58	157	191
Total non-operating income (expense), net	3	14	7	25
Income before income taxes	2,357	2,187	7,017	6,470
Provision for income taxes	530	415	1,589	1,196
Net income	$1,827	$1,772	$5,428	$5,274
Basic net income per share	$4.63	$4.18	$13.48	$12.28
Shares used to compute basic net income per share	395	423	403	429
Diluted net income per share	$4.62	$4.18	$13.47	$12.26
Shares used to compute diluted net income per share	395	424	403	430

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2026	August 29, 2025	August 28, 2026	August 29, 2025

	Increase/(Decrease)		Increase/(Decrease)
Net income	$1,827	$1,772	$5,428	$5,274
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gains / losses on available-for-sale securities	—	—	(1)	1
Derivatives designated as hedging instruments:
Unrealized gains / losses on derivative instruments	39	(44)	(3)	(231)
Reclassification adjustment for realized gains / losses on derivative instruments	11	15	57	(8)
Net increase (decrease) from derivatives designated as hedging instruments	50	(29)	54	(239)
Foreign currency translation adjustments	(6)	21	(11)	98
Other comprehensive income (loss), net of taxes	44	(8)	42	(140)
Total comprehensive income, net of taxes	$1,871	$1,764	$5,470	$5,134

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended August 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 29, 2026	601	$—	$16,416	$48,767	$(247)	(202)	$(53,418)	$11,518
Net income	—	—	—	1,827	—	—	—	1,827
Other comprehensive income (loss), net of taxes	—	—	—	—	44	—	—	44
Re-issuance of treasury stock under stock compensation plans	—	—	37	—	—	2	49	86
Repurchases of common stock	—	—	—	—	—	(10)	(2,250)	(2,250)
Stock-based compensation	—	—	539	—	—	—	—	539
Balances at August 28, 2026	601	$—	$16,992	$50,594	$(203)	(210)	$(55,619)	$11,764

	Three Months Ended August 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at May 30, 2025	601	$—	$14,375	$41,744	$(333)	(174)	$(44,338)	$11,448
Net income	—	—	—	1,772	—	—	—	1,772
Other comprehensive income (loss), net of taxes	—	—	—	—	(8)	—	—	(8)
Re-issuance of treasury stock under stock compensation plans	—	—	96	—	—	1	46	142
Repurchases of common stock	—	—	—	—	—	(8)	(2,081)	(2,081)
Stock-based compensation	—	—	497	—	—	—	—	497
Balances at August 29, 2025	601	$—	$14,968	$43,516	$(341)	(181)	$(46,373)	$11,770

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Nine Months Ended August 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 28, 2025	601	$—	$15,361	$45,354	$(245)	(188)	$(48,847)	$11,623
Net income	—	—	—	5,428	—	—	—	5,428
Other comprehensive income (loss), net of taxes	—	—	—	—	42	—	—	42
Re-issuance of treasury stock under stock compensation plans	—	—	37	(188)	—	4	107	(44)
Repurchases of common stock	—	—	—	—	—	(26)	(6,880)	(6,880)
Replacement awards related to acquisition	—	—	12	—	—	—	—	12
Stock-based compensation	—	—	1,582	—	—	—	—	1,582
Value of shares in deferred compensation plan	—	—	—	—	—	—	1	1
Balances at August 28, 2026	601	$—	$16,992	$50,594	$(203)	(210)	$(55,619)	$11,764

	Nine Months Ended August 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2024	601	$—	$13,419	$38,470	$(201)	(160)	$(37,583)	$14,105
Net income	—	—	—	5,274	—	—	—	5,274
Other comprehensive income (loss), net of taxes	—	—	—	—	(140)	—	—	(140)
Re-issuance of treasury stock under stock compensation plans	—	—	96	(228)	—	3	99	(33)
Repurchases of common stock	—	—	—	—	—	(24)	(8,889)	(8,889)
Stock-based compensation	—	—	1,453	—	—	—	—	1,453
Balances at August 29, 2025	601	$—	$14,968	$43,516	$(341)	(181)	$(46,373)	$11,770

See accompanying notes to condensed consolidated financial statements.

ADOBE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	August 28, 2026	August 29, 2025
Cash flows from operating activities:
Net income	$5,428	$5,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	582	634
Stock-based compensation	1,582	1,453
Deferred income taxes	164	(391)
Impairment of goodwill	70	—
Other non-cash items	94	37
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	278	(25)
Prepaid expenses and other assets	(497)	(157)
Trade payables	67	(23)
Accrued expenses and other liabilities	(196)	(195)
Income taxes payable	3	(11)
Deferred revenue	71	275
Net cash provided by operating activities	7,646	6,871
Cash flows from investing activities:
Purchases of short-term investments	(1,625)	(1,351)
Maturities of short-term investments	1,530	681
Proceeds from sales of short-term investments	5	4
Acquisitions, net of cash acquired	(1,560)	(17)
Purchases of property and equipment	(180)	(145)
Purchases of long-term investments, intangibles and other assets	(80)	(216)
Other investing activities, net	2	3
Net cash used for investing activities	(1,908)	(1,041)
Cash flows from financing activities:
Repurchases of common stock	(6,821)	(8,807)
Proceeds from re-issuance of treasury stock	262	348
Taxes paid related to net share settlement of equity awards	(306)	(381)
Proceeds from issuance of debt	493	1,997
Repayment of debt	(250)	(1,500)
Other financing activities, net	(192)	(162)
Net cash used for financing activities	(6,814)	(8,505)
Effect of foreign currency exchange rates on cash and cash equivalents	4	44
Net change in cash and cash equivalents	(1,072)	(2,631)
Cash and cash equivalents at beginning of period	5,431	7,613
Cash and cash equivalents at end of period	$4,359	$4,982
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,529	$1,705
Cash paid for interest	$197	$196

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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for our annual report for fiscal 2026 and we will adopt the standard on a prospective basis.
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
Disaggregation of Revenue
Revenue by geographic area for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

	Three Months		Nine Months
(in millions)	2026	2025	2026	2025
Americas	$3,974	$3,555	$11,601	$10,460
EMEA	1,852	1,586	5,400	4,629
APAC	934	847	2,775	2,486
Total	$6,760	$5,988	$19,776	$17,575
Subscription revenue for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

	Three Months		Nine Months
(in millions)	2026	2025	2026	2025
Creative & Marketing Professionals customer group	$4,651	$4,117	$13,577	$12,058
Business Professionals & Consumers customer group	1,905	1,648	5,540	4,777
Total customer group subscription revenue	6,556	5,765	19,117	16,835
Other subscription revenue	26	26	79	80
Total subscription revenue	$6,582	$5,791	$19,196	$16,915
Contract Balances
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Included in trade receivables on the condensed consolidated balance sheets are unbilled receivable balances which have not yet been invoiced and are mainly related to subscription revenue that has been delivered prior to invoicing. As of August 28, 2026, the balance of trade receivables, net of allowance for doubtful accounts, was $2.08 billion, inclusive of unbilled receivables of $71 million. As of November 28, 2025, the balance of trade receivables, net of allowance for doubtful accounts, was $2.34 billion, inclusive of unbilled receivables of $74 million.
We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. We maintain general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for doubtful accounts was $12 million and $13 million as of August 28, 2026 and November 28, 2025, respectively.
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. We regularly review contract asset balances for impairment, considering factors such as historical experience, creditworthiness, age of the balance, current economic conditions and a reasonable and supportable forecast of future economic conditions. Contract asset impairments were not material for the nine months ended August 28, 2026. Contract assets were $238 million and $241 million as of August 28, 2026 and November 28, 2025, respectively.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and refundable customer deposits. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. As of August 28, 2026, the balance of deferred revenue was $7.20 billion, which includes $74 million of refundable customer deposits. Arrangements with

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
some of our enterprise customers with non-cancellable and non-refundable committed funds provide them with options to either renew monthly on-premise term-based licenses or use some or all funds to purchase other Adobe products or services. Non-cancellable and non-refundable committed funds related to these agreements comprised approximately 3% of the total deferred revenue.
As of November 28, 2025, the balance of deferred revenue was $7.03 billion. During the three and nine months ended August 28, 2026, approximately $1.23 billion and $6.53 billion of revenue, respectively, was recognized that was included in the balance of deferred revenue as of November 28, 2025.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of August 28, 2026, remaining performance obligations were approximately $22.16 billion. Non-cancellable and non-refundable funds related to some of our enterprise customer agreements referred to above comprised approximately 3% of the total remaining performance obligations. Approximately 67% of the remaining performance obligations, excluding the aforementioned enterprise customer agreements, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
Incremental costs of obtaining a contract with a customer are capitalized if we expect the benefit of those costs to be longer than one year and primarily relate to sales commissions paid to our sales force personnel. Capitalized contract acquisition costs are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion on the condensed consolidated balance sheets. Capitalized contract acquisition costs were $815 million and $721 million as of August 28, 2026 and November 28, 2025, respectively.
We record refund liabilities for amounts that may be subject to future refunds, which include sales returns reserves and customer rebates and credits. Refund liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Refund liabilities were $138 million and $137 million as of August 28, 2026 and November 28, 2025, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 3.  ACQUISITIONS
Semrush
On April 28, 2026, we completed the acquisition of Semrush Holdings, Inc. (“Semrush”), a publicly held brand visibility platform company, for $1.87 billion, primarily in cash consideration. The acquisition enhances our ability to serve marketers at every scale with solutions for search engine optimization, generative engine optimization and agentic search optimization. Following the closing, we began integrating Semrush into our operations and have included the financial results of Semrush in our condensed consolidated financial statements beginning on the acquisition date.
Purchase Price Allocation
The table below represents the final purchase price allocation to the acquired net tangible and intangible assets of Semrush based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date, using management’s best estimates and assumptions.

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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Cash, cash equivalents and short-term investments consisted of the following as of August 28, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$809	$—	$—	$809
Cash equivalents:
Corporate debt securities	1,035	—	—	1,035
Money market funds	2,444	—	—	2,444
Time deposits	71	—	—	71
Total cash equivalents	3,550	—	—	3,550
Total cash and cash equivalents	4,359	—	—	4,359
Short-term fixed income securities:
Corporate debt securities	1,181	—	(1)	1,180
U.S. Treasury securities	100	—	—	100
Total short-term investments(1)	1,281	—	(1)	1,280
Total cash, cash equivalents and short-term investments	$5,640	$—	$(1)	$5,639
_________________________________________
(1)As of August 28, 2026, all short-term fixed income debt securities classified as short-term investments had stated effective maturities within one year.
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
We review our debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been lower than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended August 28, 2026 and August 29, 2025, we did not recognize an allowance for credit-related losses on any of our investments.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 5.  FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities at August 28, 2026 was determined using the following inputs:

(in millions)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Corporate debt securities	$1,035	$—	$1,035	$—
Money market funds	2,444	2,444	—	—
Time deposits	71	71	—	—
Short-term investments:
Corporate debt securities	1,180	—	1,180	—
U.S. Treasury securities	100	—	100	—
Prepaid expenses and other current assets:
Foreign currency derivatives	81	—	81	—
Interest rate swap derivatives	3	—	3	—
Other assets:
Deferred compensation plan assets	391	391	—	—
Foreign currency derivatives	12	—	12	—
Interest rate swap derivatives	8	—	8	—
Total assets	$5,325	$2,906	$2,419	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivatives	$63	$—	$63	$—
Interest rate swap derivatives	20	—	20	—
Other liabilities:
Foreign currency derivatives	7	—	7	—
Interest rate swap derivatives	5	—	5	—
Total liabilities	$95	$—	$95	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our senior notes was $6.03 billion as of August 28, 2026, excluding the associated interest rate swaps, based on observable market prices in less active markets and categorized as Level 2. See Note 14 for further details regarding our debt.
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
Cash Flow Hedges
In countries outside the United States, we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange forward contracts and option contracts to hedge a portion of our forecasted foreign currency denominated revenue and expenses. These foreign exchange contracts, carried at fair value, have maturities of up to 24 months. As of August 28, 2026 and November 28, 2025, gross notional amounts of outstanding cash flow hedges were $6.22 billion and $5.97 billion, respectively, hedging exposures denominated in Euros, Japanese Yen, British Pounds, Australian Dollars, Canadian Dollars and Indian Rupees.
As of August 28, 2026, we had net derivative gains on our foreign currency cash flow hedges expected to be recognized within the next 36 months, of which $15 million of net gains are expected to be recognized into revenue within the next 12 months.
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
Non-Designated Hedges
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. As of August 28, 2026, gross notional amounts of outstanding contracts were $686 million, primarily hedging exposures denominated in Euros, Indian Rupees, Japanese Yen, and Australian Dollars. As of November 28, 2025, gross notional amounts of outstanding contracts were $563 million, primarily hedging exposures denominated in Euros, Indian Rupees, Australian Dollars and British Pounds.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Fair value asset derivatives are included in prepaid expenses and other current assets for the current portion and other assets for the long-term portion, and fair value liability derivatives are included in accrued expenses and other current liabilities for the current portion and other liabilities for the long-term portion on our condensed consolidated balance sheets. The fair value of derivative instruments as of August 28, 2026 and November 28, 2025 were as follows:

(in millions)	2026		2025
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$91	$67	$82	$99
Interest rate swaps	11	25	94	8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	3	2	1
Total derivatives	$104	$95	$178	$108
Unrealized gains and losses on derivative instruments, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended August 28, 2026 were primarily associated with our foreign exchange contracts, for which we recognized $39 million net gains and $3 million of net losses, respectively. Unrealized gains and losses on derivative instruments, net of tax, for the three and nine months ended August 29, 2025 were primarily associated with our foreign exchange contracts, for which we recognized $44 million and $231 million of net losses, respectively.
For the three and nine months ended August 28, 2026 and August 29, 2025, the effects of derivative instruments on our condensed consolidated statements of income were immaterial.
NOTE 7.  GOODWILL AND OTHER INTANGIBLES
Goodwill as of August 28, 2026 and November 28, 2025 was $14.04 billion and $12.86 billion, respectively. The increase was due to our acquisition of Semrush in the second quarter of fiscal 2026, partially offset by a goodwill impairment charge of $70 million associated with our Publishing & Advertising reporting unit, which was recorded in general and administrative expenses in the second quarter of fiscal 2026.
Other intangible assets subject to amortization as of August 28, 2026 and November 28, 2025 were as follows:

(in millions)	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$1,117	$(739)	$378	$1,208	$(857)	$351
Purchased technology	490	(79)	411	881	(853)	28
Trademarks	402	(302)	100	372	(301)	71
Other	93	(26)	67	60	(15)	45
Other intangibles, net	$2,102	$(1,146)	$956	$2,521	$(2,026)	$495
During the nine months ended August 28, 2026, other intangibles, net, increased primarily due to identifiable intangible assets acquired through Semrush, partially offset by amortization expense. Amortization expense related to other intangibles was $68 million and $159 million for the three and nine months ended August 28, 2026, respectively. Comparatively, amortization expense related to other intangibles was $81 million and $248 million for the three and nine months ended August 29, 2025, respectively. Of these amounts, $27 million and $44 million were included in cost of revenue for the three and nine months ended August 28, 2026, respectively, and $42 million and $127 million were included in cost of revenue for the three and nine months ended August 29, 2025, respectively.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
As of August 28, 2026, the estimated aggregate amortization expense in future periods was as follows:

(in millions)
Fiscal Year	Other Intangibles
Remainder of 2026	$67
2027	214
2028	153
2029	147
2030	142
Thereafter	233
Total expected amortization expense	$956
NOTE 8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of August 28, 2026 and November 28, 2025 consisted of the following:

(in millions)	2026	2025
Accrued compensation costs	$1,170	$1,345
Accrued corporate marketing	227	197
Sales and use taxes payable	168	150
Refund liabilities	138	137
Fair value of derivative liabilities	83	102
Excise taxes payable	59	105
Derivative collateral liabilities	15	101
Other	656	511
Accrued expenses and other current liabilities	$2,516	$2,648
Other primarily includes general business accruals, accrued hosting fees and interest payable.
NOTE 9.  STOCK-BASED COMPENSATION
Restricted Stock Units
Restricted stock unit activity for the nine months ended August 28, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	7.9	$436.52
Awarded	8.5	$281.32
Released	(3.1)	$406.55
Forfeited	(0.9)	$388.55
Increase due to acquisition	0.4	$215.23
Ending outstanding balance	12.8	$336.90	$3,735

Expected to vest	11.7	$338.64	$3,410
The total fair value of restricted stock units vested during the nine months ended August 28, 2026 was $805 million.

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
As of August 28, 2026, performance shares awarded under our 2026, 2025 and 2024 Performance Share Programs remained outstanding and unvested.
Performance share activity for the nine months ended August 28, 2026 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Beginning outstanding balance	0.6	$501.16
Awarded	0.3	$339.26
Released	(0.2)	$472.18
Forfeited	(0.1)	$458.86
Ending outstanding balance	0.6	$429.95	$159

Expected to vest	0.5	$434.38	$146
Under our Performance Share Programs, participants generally have the ability to receive up to 200% of the target number of shares originally granted. Shares released during the nine months ended August 28, 2026 resulted from overall payout at 83% of target for the 2023 Performance Share Program, as certified by the ECC in the first quarter of fiscal 2026.
The total fair value of performance shares vested during the nine months ended August 28, 2026 was $62 million.
Employee Stock Purchase Plan Shares
Employees purchased 1.3 million shares at an average price of $200.78 and 1.1 million shares at an average price of $321.93 for the nine months ended August 28, 2026 and August 29, 2025, respectively. The intrinsic value of shares purchased during the nine months ended August 28, 2026 and August 29, 2025 was $46 million and $88 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Compensation Costs
As of August 28, 2026, there was $4.03 billion of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards and purchase rights which will be recognized over a weighted average period of 2.50 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Total stock-based compensation costs included in our condensed consolidated statements of income for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

	Three Months		Nine Months
(in millions)	2026	2025	2026	2025
Cost of revenue	$35	$32	$101	$93
Research and development	277	254	825	748
Sales and marketing	150	145	442	423
General and administrative	77	66	216	189
Total	$539	$497	$1,584	$1,453

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, were as follows:

(in millions)	November 28, 2025	Increase / Decrease	Reclassification Adjustments		August 28, 2026
Net unrealized gains / losses on available-for-sale securities	$—	$(1)	$—		$(1)
Net unrealized gains / losses on derivative instruments designated as hedging instruments	(45)	(3)	57	(1)	9
Cumulative foreign currency translation adjustments	(200)	(11)	—		(211)
Total accumulated other comprehensive income (loss), net of taxes	$(245)	$(15)	$57		$(203)
_________________________________________
(1)    Reclassification adjustments for gains / losses on foreign currency hedges are classified in revenue or operating expenses, depending on the nature of the underlying transaction, and reclassification adjustments for gains / losses on Treasury lock hedges are classified in interest expense.
Taxes related to each component of other comprehensive income (loss) for the three and nine months ended August 28, 2026 and August 29, 2025 were immaterial.
NOTE 11.  STOCK REPURCHASE PROGRAM
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock, which became fully utilized during the nine months ended August 28, 2026. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030. As of August 28, 2026, a total of $24.55 billion remained under our April 2026 stock repurchase authority.
Share repurchase activity for the nine months ended August 28, 2026 and August 29, 2025 was as follows:

(in millions)	Number of Shares Delivered	Amount Paid
Nine months ended August 28, 2026
Open market repurchases	26.1	$6,820
Nine months ended August 29, 2025
Accelerated share repurchase agreements	16.8	$6,250
Open market repurchases	6.8	2,556
Total	23.6	$8,806
Prepayments for stock repurchases are classified as treasury stock, a component of stockholders’ equity on our condensed consolidated balance sheets, at the payment date, though only shares physically delivered to us by the end of the respective period are excluded from the computation of net income per share.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 12.  NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested stock-based awards and purchase rights. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock units, stock purchase rights and performance share awards using the treasury stock method. Performance share awards are included based on the number of shares that would be issued as if the performance period ended on the reporting date and the result was dilutive.
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 28, 2026 and August 29, 2025:

	Three Months		Nine Months
(in millions, except per share data)	2026	2025	2026	2025
Net income	$1,827	$1,772	$5,428	$5,274

Shares used to compute basic net income per share	395.0	423.5	402.5	429.3
Dilutive potential common shares from stock plans and programs	0.5	0.6	0.4	0.9
Shares used to compute diluted net income per share	395.5	424.1	402.9	430.2

Basic net income per share	$4.63	$4.18	$13.48	$12.28
Diluted net income per share	$4.62	$4.18	$13.47	$12.26

Anti-dilutive potential common shares	10.4	5.9	9.6	5.0
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Acquisitions
On June 24, 2026, we entered into a definitive agreement to acquire Topaz Labs Inc., a privately-held AI company specializing in video and image enhancement models, for approximately $340 million, primarily in cash consideration, subject to customary purchase price adjustments. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of fiscal 2026.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of August 28, 2026, we accrued provisions for legal liabilities that were probable and estimable, which were not material to our financial statements. Unless otherwise specifically disclosed in this note, we have determined that no disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
NOTE 14.  DEBT
Senior Notes
The carrying value of our senior notes as of August 28, 2026 and November 28, 2025 were as follows:

(dollars in millions)	Issuance Date	Due Date	Effective Interest Rate	2026	2025
2.15% 2027 Notes	February 2020	February 2027	2.26%	$850	$850
4.85% 2027 Notes	April 2024	April 2027	5.03%	500	500
4.75% 2028 Notes	January 2025	January 2028	4.93%	800	800
4.80% 2029 Notes	April 2024	April 2029	4.93%	750	750
4.95% 2030 Notes	January 2025	January 2030	5.09%	700	700
2.30% 2030 Notes	February 2020	February 2030	2.69%	1,300	1,300
4.95% 2034 Notes	April 2024	April 2034	5.03%	750	750
5.30% 2035 Notes	January 2025	January 2035	5.40%	500	500
Total senior notes outstanding, at par				$6,150	$6,150
Less: Current portion of senior notes, at par				(1,350)	—
Fair value of interest rate swaps				(14)	86
Unamortized discount and debt issuance costs				(20)	(26)
Carrying value of long-term senior notes				$4,766	$6,210

Current portion of senior notes, at par				$1,350	$—
Unamortized discount and debt issuance costs				(1)	—
Carrying value of current senior notes				$1,349	$—
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
Revolving Credit Agreement
In June 2022, we entered into a credit agreement (the “Revolving Credit Agreement”), providing for a five-year $1.5 billion senior unsecured revolving credit facility. The Revolving Credit Agreement provides for loans to Adobe and certain of its subsidiaries that may be designated from time to time as additional borrowers. Pursuant to the terms of the Revolving Credit Agreement, we may, subject to the agreement of lenders to provide additional commitments, obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of August 28, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.

ADOBE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
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
As of August 28, 2026, we had $250 million of commercial paper outstanding, with a carrying value of $248 million and a weighted average interest rate of 3.77%. As of November 28, 2025, there were no outstanding borrowings under the commercial paper program.
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
Information about our single reportable segment revenue, net income and significant segment expenses for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2026	2025	2026	2025
Revenue	$6,760	$5,988	$19,776	$17,575
Less:
Cost of revenue(1)	710	568	2,009	1,683
Research and development expenses(1)	1,006	823	2,751	2,439
Sales and marketing expenses(1)	1,674	1,486	4,969	4,331
General and administrative expenses(1)	396	338	1,093	960
Stock-based and deferred compensation expense	544	521	1,614	1,472
Amortization of purchased intangibles	58	79	143	245
Loss contingency	—	—	92	—
Impairment of goodwill	—	—	70	—
Acquisition-related expenses	18	—	25	—
Non-operating (income) expense, net(2)	(3)	(14)	(7)	(25)
Income before income taxes	2,357	2,187	7,017	6,470
Provision for income taxes	530	415	1,589	1,196
Net income	$1,827	$1,772	$5,428	$5,274
_________________________________________
(1)Excludes stock-based and deferred compensation expenses, amortization of purchased intangibles, impairment of goodwill, and certain loss contingencies and acquisition-related expenses, which are presented separately within this table.
(2)Includes interest income of $51 million and $63 million for the three months ended August 28, 2026 and August 29, 2025, respectively, and $171 million and $199 million for the nine months ended August 28, 2026 and August 29, 2025, respectively.
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
OPERATIONS OVERVIEW
In our third quarter of fiscal 2026, we experienced strong demand across our portfolio of subscription-based solutions, driven by transformative and customer-focused product innovation. As we execute on our long-term growth initiatives, with emphasis on delivering value through AI-powered and highly differentiated solutions to meet the needs of our diverse and expanding customer base, we have continued to experience growth in software-based subscription revenue.
Our offerings help our customers—spanning business professionals, consumers, creators, creative professionals and marketing professionals—to be more creative, productive and successful. We are driving continued business success through audience-specific product innovation and go-to-market strategy focused on two customer groups: Creative & Marketing Professionals and Business Professionals & Consumers.

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
Creative & Marketing Professionals customer group subscription revenue was $4.65 billion in the third quarter of fiscal 2026, up from $4.12 billion in the third quarter of fiscal 2025, representing 13% year-over-year growth.
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
Business Professionals & Consumers customer group subscription revenue was $1.91 billion in the third quarter of fiscal 2026, up from $1.65 billion in the third quarter of fiscal 2025, representing 16% year-over-year growth.
Customer-Focused Strategy
Our success will be achieved through continued customer acquisition and retention by delivering valuable new features and technologies to customers with our latest releases, including generative AI capabilities to enhance creativity, productivity and marketing, and expanding availability of our offerings across an increasing number of surfaces. As part of our customer-focused strategy, we utilize a data-driven operating model and tailored go-to-market motion to raise awareness of our products and drive customer acquisition, engagement and retention. Overall, our strategy is designed to increase our revenue with existing users, continue to attract new customers, and grow our recurring and predictable revenue stream that is recognized ratably. Due to the nature of certain offerings which contain cross-product integrations or benefits, revenue attributable to certain product entitlements may be recognized in either customer group.
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
Total Adobe ARR grew to $27.50 billion at the end of the third quarter of fiscal 2026, representing 11.2% year-over-year growth, driven by strength in Creative Cloud flagship apps, Acrobat, and Adobe Experience Manager and agentic web apps, including the contribution from Semrush. Our success in driving growth in ARR has positively affected our revenue growth.

Total customer group subscription revenue grew to $6.56 billion in the third quarter of fiscal 2026, up from $5.77 billion in the third quarter of fiscal 2025, representing 14% year-over-year growth.
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
There have been no other changes in our critical accounting policies and estimates during the nine months ended August 28, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2025.

Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
RESULTS OF OPERATIONS
Financial Performance Summary
•Total Adobe ARR of $27.50 billion as of August 28, 2026 increased by 11.2% from $24.74 billion as of August 29, 2025 revalued using currency rates determined at the beginning of fiscal 2026.
•Total revenue of $6.76 billion during the three months ended August 28, 2026 increased by $772 million, or 13%, compared to the year-ago period.
•Total subscription revenue of $6.58 billion during the three months ended August 28, 2026 increased by $791 million, or 14%, compared to the year-ago period.
•Cost of revenue of $763 million during the three months ended August 28, 2026 increased by $121 million, or 19%, compared to the year-ago period.
•Operating expenses of $3.64 billion during the three months ended August 28, 2026 increased by $470 million, or 15%, compared to the year-ago period.
•Net income of $1.83 billion during the three months ended August 28, 2026 increased by $55 million, or 3%, compared to the year-ago period.
•Cash flows from operations of $7.65 billion during the nine months ended August 28, 2026 increased by $775 million, or 11%, compared to the year-ago period.
•Remaining performance obligations of $22.16 billion as of August 28, 2026 increased by 8% from $20.44 billion as of August 29, 2025.
Revenue for the Three and Nine Months Ended August 28, 2026 and August 29, 2025

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Subscription	$6,582	$5,791	14%	$19,196	$16,915	13%
Percentage of total revenue	97%	97%		97%	96%
Product	67	68	(1)%	246	251	(2)%
Percentage of total revenue	1%	1%		1%	2%
Services and other	111	129	(14)%	334	409	(18)%
Percentage of total revenue	2%	2%		2%	2%
Total revenue	$6,760	$5,988	13%	$19,776	$17,575	13%
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

Subscription revenue by customer group for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Creative & Marketing Professionals	$4,651	$4,117	13%	$13,577	$12,058	13%
Business Professionals & Consumers	1,905	1,648	16%	5,540	4,777	16%
Total customer group subscription revenue	$6,556	$5,765	14%	$19,117	$16,835	14%
Increases in subscription revenue for the Creative & Marketing Professionals customer group were driven by strength in Creative Cloud flagship apps and Adobe Experience Manager and agentic web apps, including the contribution from Semrush. Increases in subscription revenue for the Business Professionals & Consumers customer group were driven by strength in Acrobat.
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
Geographical Information
Revenue by geographic area for the three and nine months ended August 28, 2026 and August 29, 2025 were as follows:

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Americas	$3,974	$3,555	12%	$11,601	$10,460	11%
Percentage of total revenue	59%	59%		59%	60%
EMEA	1,852	1,586	17%	5,400	4,629	17%
Percentage of total revenue	27%	27%		27%	26%
APAC	934	847	10%	2,775	2,486	12%
Percentage of total revenue	14%	14%		14%	14%
Total revenue	$6,760	$5,988	13%	$19,776	$17,575	13%
Overall revenue during the three and nine months ended August 28, 2026 increased in all geographic regions as compared to the three and nine months ended August 29, 2025. Within each geographic region, the fluctuations in revenue were attributable to the factors noted in the customer group subscription revenue information above.
Included in the overall change in revenue were impacts associated with foreign currency and our foreign currency hedging program. During the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025, the U.S. Dollar primarily weakened against EMEA currencies, which resulted in a net increase in revenue in U.S. Dollar equivalents of approximately $40 million and $280 million in the respective periods. During the three and nine months ended August 28, 2026, our cash flow hedging program resulted in net hedging gains of $10 million and losses of $61 million, respectively, as compared to the year-ago periods.

Cost of Revenue for the Three and Nine Months Ended August 28, 2026 and August 29, 2025

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Subscription	$633	$510	24%	$1,759	$1,505	17%
Percentage of total revenue	9%	9%		9%	9%
Product	5	5	—%	16	17	(6)%
Percentage of total revenue	*	*		*	*
Services and other	125	127	(2)%	367	380	(3)%
Percentage of total revenue	2%	2%		2%	2%
Total cost of revenue	$763	$642	19%	$2,142	$1,902	13%
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
Cost of subscription revenue increased during the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025 primarily due to the following:

	Components of % Change 2026-2025 QTD	Components of % Change 2026-2025 YTD
Hosting services and data center costs	22%	17%
Compensation costs	5	4
Amortization of intangibles	(5)	(6)
Various individually insignificant items	2	2
Total change	24%	17%
Product
Cost of product revenue is primarily comprised of third-party royalties, localization costs and costs associated with the manufacturing of our products.
Services and Other
Cost of services and other revenue is primarily comprised of compensation and contracted costs incurred to provide consulting services, training and product support, and hosting services and data center costs.

Operating Expenses for the Three and Nine Months Ended August 28, 2026 and August 29, 2025

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Research and development	$1,288	$1,088	18%	$3,596	$3,196	13%
Percentage of total revenue	19%	18%		18%	18%
Sales and marketing	1,827	1,639	11%	5,419	4,760	14%
Percentage of total revenue	27%	27%		27%	27%
General and administrative	488	408	20%	1,497	1,152	30%
Percentage of total revenue	7%	7%		8%	7%
Amortization of intangibles	40	38	5%	112	120	(7)%
Percentage of total revenue	1%	1%		1%	1%
Total operating expenses	$3,643	$3,173	15%	$10,624	$9,228	15%
Research and Development
Research and development expenses consist primarily of compensation and contracted costs associated with software development, third-party hosting services and data center costs including AI training costs, related facilities costs and expenses associated with computer equipment and software used in development activities.
Research and development expenses increased during the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025 primarily due to increases in compensation costs and, to a lesser extent, hosting services and data center costs.
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
Sales and marketing expenses increased during the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025 primarily due to increases in advertising expenses and compensation costs.
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

General and administrative expenses increased during the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025 due to the following:

	Components of % Change 2026-2025 QTD	Components of % Change 2026-2025 YTD
Compensation costs	7%	7%
Professional and consulting fees	7	2
Software licenses	5	5
Loss contingency	—	8
Impairment of goodwill	—	6
Various individually insignificant items	1	2
Total change	20%	30%
During the nine months ended August 28, 2026, we recorded a goodwill impairment charge related to our Publishing & Advertising reporting unit. During the nine months ended August 28, 2026, we also incurred loss contingencies associated with a legal settlement and other legal matters. See Note 13 for further details regarding the legal settlement.
Non-Operating Income (Expense), Net for the Three and Nine Months Ended August 28, 2026 and August 29, 2025

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Interest expense	$(66)	$(67)	(1)%	$(194)	$(197)	(2)%
Investment gains (losses), net	21	23	**	44	31	**
Other income (expense), net	48	58	(17)%	157	191	(18)%
Total non-operating income (expense), net	$3	$14	**	$7	$25	**
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
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of unrealized holding gains and losses associated with our deferred compensation plan assets, and gains and losses associated with our direct investments in privately held companies.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Other income (expense), net also includes realized gains and losses on fixed income investments and foreign exchange gains and losses.
Other income (expense), net decreased during the three and nine months ended August 28, 2026 as compared to the three and nine months ended August 29, 2025 primarily due to decreases in interest income driven by lower average overall cash balances.

Provision for Income Taxes for the Three and Nine Months Ended August 28, 2026 and August 29, 2025

(dollars in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Provision for income taxes	$530	$415	28%	$1,589	$1,196	33%
Effective tax rate	22%	19%		23%	18%
Our effective tax rate increased by approximately three percentage points for the three months ended August 28, 2026, as compared to the three months ended August 29, 2025, primarily due to a decrease in the net tax benefit from effects of non-U.S. operations and an increase in the net tax expense related to stock-based compensation. Our effective tax rate increased by approximately five percentage points for the nine months ended August 28, 2026, as compared to the nine months ended August 29, 2025, primarily due to a decrease in the net tax benefit from effects of non-U.S. operations, an increase in the net tax expense related to stock-based compensation in the current year, and an increase in the anticipated benefit from a foreign tax asset in the prior year.
Our effective tax rates for the three and nine months ended August 28, 2026 were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and a net tax expense related to stock-based compensation, partially offset by net tax benefits from the effects of non-U.S. operations and the U.S. federal research tax credit.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, we continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance was $799 million as of August 28, 2026, primarily related to certain U.S. state and federal credits and capital loss carryforwards.
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
Accounting for Uncertainty in Income Taxes
The gross liabilities for unrecognized tax benefits excluding interest and penalties were $755 million and $715 million as of August 28, 2026 and August 29, 2025, respectively. If the total unrecognized tax benefits as of August 28, 2026 and August 29, 2025 were recognized, $576 million and $542 million would decrease the respective effective tax rates.
As of August 28, 2026 and August 29, 2025, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on our tax returns were not material.
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
This data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
(in millions)	August 28, 2026	November 28, 2025
Cash and cash equivalents	$4,359	$5,431
Short-term investments	$1,280	$1,164
Working capital	$(2,730)	$(37)
Stockholders’ equity	$11,764	$11,623
A summary of our cash flows is as follows:

	Nine Months Ended
(in millions)	August 28, 2026	August 29, 2025
Net cash provided by operating activities	$7,646	$6,871
Net cash used for investing activities	(1,908)	(1,041)
Net cash used for financing activities	(6,814)	(8,505)
Effect of foreign currency exchange rates on cash and cash equivalents	4	44
Net change in cash and cash equivalents	$(1,072)	$(2,631)
Cash Flows from Operating Activities
Net cash provided by operating activities of $7.65 billion for the nine months ended August 28, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Working capital sources of cash included decreases in trade receivables driven by strong cash collections. The primary working capital uses of cash included increases in prepaid expenses and other assets and decreases in accrued expenses and other liabilities.
Cash Flows from Investing Activities
Net cash used for investing activities of $1.91 billion for the nine months ended August 28, 2026 was primarily due to our acquisition of Semrush in the second quarter of fiscal 2026, ongoing capital expenditures and purchases of short-term investments, net of proceeds from maturities of short-term investments. See Note 3 for further details regarding this acquisition.

Cash Flows from Financing Activities
Net cash used for financing activities of $6.81 billion for the nine months ended August 28, 2026 was primarily due to payments for our common stock repurchases. See the section titled “Stock Repurchase Program” below.
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
Our cash equivalent and short-term investment portfolio as of August 28, 2026 consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments.
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
On June 24, 2026, we entered into a definitive agreement to acquire Topaz Labs Inc., a privately-held AI company specializing in video and image enhancement models, for approximately $340 million, primarily in cash consideration, subject to customary purchase price adjustments. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of fiscal 2026. We expect to finance the acquisition using cash on hand.
Revolving Credit Agreement
We have a $1.5 billion senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, providing for loans to us and certain of our subsidiaries through June 30, 2027. Subject to the agreement of lenders, we may obtain up to an additional $500 million in commitments, for a maximum aggregate commitment of $2 billion. As of August 28, 2026, there were no outstanding borrowings under the Revolving Credit Agreement and the entire $1.5 billion credit line remains available for borrowing. Under the terms of our Revolving Credit Agreement, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured commercial paper up to a total of $3 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, refinancing indebtedness or any other general corporate purposes. As of August 28, 2026, the carrying value of our commercial paper was $248 million, net of the related discount.
Senior Notes
We have $6.15 billion of senior notes outstanding, which rank equally with our other unsecured and unsubordinated indebtedness. As of August 28, 2026, the carrying value of our senior notes was $6.12 billion, net of fair value of the interest rate swaps and unamortized discount and debt issuance costs, and our maximum commitment for interest payments was $941 million for the remaining duration of our outstanding senior notes and interest rate swaps. Interest on the notes is payable semi-annually, in arrears, and interest on the swaps is payable quarterly. Our senior notes do not contain any financial covenants. See Note 14 of our notes to condensed consolidated financial statements for further details regarding our debt.
During the nine months ended August 28, 2026, we reclassified the senior notes due February 1, 2027 and April 4, 2027 as current debt in our condensed consolidated balance sheets. As of August 28, 2026, the carrying value of the current portion of our senior notes was $1.35 billion, net of the related discount and issuance costs. We intend to refinance the current portion of our debt on or before the due date, subject to market conditions.

Contractual Obligations
Our principal commitments as of August 28, 2026 consisted of purchase obligations resulting from agreements to purchase goods and services in the ordinary course of business and obligations under operating lease arrangements. There have been no material changes in those obligations during the nine months ended August 28, 2026.
Stock Repurchase Program
To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we may repurchase our shares in the open market or enter into structured repurchase agreements with third parties. In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock, which became fully utilized during the nine months ended August 28, 2026. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030. As of August 28, 2026, a total of $24.55 billion remained under our April 2026 stock repurchase authority.
During the nine months ended August 28, 2026, we entered into stock repurchase arrangements with large financial institutions and made payments totaling $6.82 billion to repurchase shares. See Note 11 of our notes to condensed consolidated financial statements for further details regarding our stock repurchase program.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the nine months ended August 28, 2026, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Based on their evaluation as of August 28, 2026, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended August 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 13 of our notes to condensed consolidated financial statements for information regarding our legal proceedings.
ITEM 1A.  RISK FACTORS
As previously discussed, our actual results could differ materially from our forward-looking statements. Below we discuss some of the factors that could cause these differences. The occurrence of these and many other factors described in this report, and factors that we do not presently know or that we currently believe to be immaterial, could materially and adversely affect our operations, performance, financial condition and the trading price of our common stock. Many factors affect more than one category and the factors are not in order of significance or probability of occurrence because they have been grouped by categories. Disclosures in this section are based on our beliefs and opinions regarding factors that could materially and adversely affect us in the future and are not representations as to whether such factors have or have not occurred in the past.
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
As of August 28, 2026, our investment portfolio consisted of money market funds, corporate debt securities, U.S. Treasury securities, time deposits and other investments. These investments are subject to credit, liquidity, market, and interest rate risks as well as economic downturns or events that affect global or regional financial markets that may cause the value of our investments to decline, requiring impairment charges, which could adversely affect our financial condition.
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
As of August 28, 2026, we had $6.15 billion in senior unsecured notes outstanding and a $3 billion commercial paper program with $250 million outstanding. We also had a $1.5 billion senior unsecured revolving credit agreement, which was undrawn. This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the three months ended August 28, 2026. See Note 11 of our notes to condensed consolidated financial statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plans (1)

	(in millions, except average price per share)
May 30—June 26, 2026	2.9	$221.95	2.9	$26,146
June 27—July 24, 2026	3.1	$219.90	3.1	$25,456
July 25—August 28, 2026	3.5	$260.01	3.5	$24,549
Total	9.5		9.5
_________________________________________
(1)In March 2024, our Board of Directors granted authority to repurchase up to $25 billion in our common stock through March 14, 2028. In April 2026, our Board of Directors granted additional authority to repurchase up to $25 billion in our common stock through April 30, 2030. During the three months ended August 28, 2026, we fully utilized the remaining balance under the March 2024 stock repurchase authority and began utilizing our April 2026 stock repurchase authority to repurchase our common stock.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.1	Form of Retention Agreement*					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†					X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation					X

101.LAB	Inline XBRL Taxonomy Extension Labels					X

101.PRE	Inline XBRL Taxonomy Extension Presentation					X

101.DEF	Inline XBRL Taxonomy Extension Definition					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE INC.

By:	/s/ STEVEN DAY
Steven Day
Interim Chief Financial Officer and
Senior Vice President
(Principal Financial Officer)

Date: September 22, 2026